Form 10-Q
period 1995-06-30
TRANSMEDIA NETWORK INC /DE/
filed 1995-08-09
CIK 78536

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q
(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1995
                               --------------------------------------------

OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________


Commission file number    0-4028
                       -------------

                            TRANSMEDIA NETWORK INC.
           ---------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                    DELAWARE                           84-6028875
        -------------------------------            ------------------
        (State of other jurisdiction of            (I.R.S. Employer
        incorporation or organization)             Identification No.)

                11900 Biscayne Boulevard, Miami, Florida 33181
          -----------------------------------------------------------
             (Address of principal executive offices)  (zip code)

                                 305-892-3300
                         ----------------------------
                        (Registrant's telephone number,
                             including area code)


Indicate by (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes [X]  No [ ]

The number of shares outstanding of the issuer's Common Stock, $.02 par value, as of July 31, 1995: 9,840,383.


1 of 11

                                   I N D E X

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION                        PAGE NO.
---- --  ---------------------

Item 1.  Financial Statements:

          Consolidated Balance Sheets--                  3, 4
          June 30, 1995 (unaudited)
          and September 30, 1994 (audited)

          Consolidated Statements of Operations--        5
          Three months and nine months ended
          June 30, 1995 and 1994 (unaudited)

          Consolidated Statements of Cash Flows--        6, 7
          Nine months ended June 30, 1995
          and 1994 (unaudited)

          Notes to Unaudited Consolidated                8
          Financial Statements

Item 2.   Managements Discussion and Analysis            9, 10
          of Financial Condition and Results of
          Operations

PART II.  OTHER INFORMATION                              11
---- ---  -----------------

SIGNATURES


2 of 11

Part I-Item 1
Financial Information

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1995 AND SEPTEMBER 30, 1994


                                             June 30,     * September 30,
                                               1995             1994
                                           (unaudited)
                                           -----------    ---------------
ASSETS
------

Current assets:

 Cash and cash equivalents                 $   873,107      $ 2,478,899
 Accounts receivable, less
  allowance for doubtful accounts:
  June 30, 1995:           $25,000
  September 30, 1994:      $25,000           1,850,975        2,278,305
 Rights to receive                          23,455,046       17,472,712
 Prepaid expenses and other
  current assets                             1,002,427          570,964
 Deferred income taxes                         568,200          568,200
                                           -----------      -----------
 Total current asssets                      27,749,755       23,369,080
                                           -----------      -----------


Securities available for sale,
 at fair value                               2,084,862        2,341,141
                                           -----------      -----------

Property and equipment                       3,461,399        2,572,614
 Less accumulated depreciation                 944,558          425,138
                                           -----------      -----------
                                             2,516,841        2,147,476
                                           -----------      -----------

Other assets                                   101,742          320,983
                                           -----------      -----------

Total assets                               $32,453,200      $28,178,680
                                           ===========      ===========


                                                                     (continued)

3 of 11

                   TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1995 AND SEPTEMBER 30, 1994
                                  (continued)

                                                June 30,    * September 30,
                                                  1995           1994
                                               (unaudited)
                                               -----------  ---------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------

Current liabilities:

   Accounts payable - Rights to receive        $ 3,229,396     $ 3,642,331
   Accounts payable - reimbursable
     tax and tips                                  448,912         551,630
   Accounts payable - other                        853,159       1,297,312
   Income taxes payable                            339,880         653,666
   Accrued expenses                                507,645         844,479
                                               -----------     -----------
     Total current liabilities                   5,378,992       6,989,418


Notes payable                                    1,500,000             --
Deferred membership fee income                   1,200,787         836,632
Deferred income taxes                            1,033,077       1,197,200
                                               -----------     -----------
   Total liabilities                             9,112,856       9,023,250
                                               -----------     -----------

Stockholders' equity:

Preferred stock - par value $.10 per share;
   authorized 1,000,000 shares; none issued             --             --
Common stock - par value $.02 per share;
   authorized 20,000,000 shares; issued and
   outstanding:  9,840,383 shares at
   June 30, 1995 and 9,618,478 shares
   at September 30, 1994                           196,808         192,370

Additional paid-in capital                      10,508,623       9,478,193
Unrealized gain on securities
   available for sale                            1,082,917       1,275,073
Retained earnings                               11,551,996       8,209,794
                                               -----------     -----------
   Total stockholders' equity                   23,340,344      19,155,430
                                               -----------     -----------
Total liabilities and stockholders'
   equity                                      $32,453,200     $28,178,680
                                               ===========     ===========

See notes to consolidated financial statements

* The balance sheet at September 30, 1994 is derived from the registrant's audited financial statements.

4 of 11

                   TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1995 and 1994
                                  (Unaudited)



                                               Three Months Ended,          Nine Months Ended,
                                                     June 30,                    June 30,
                                                1995          1994          1995          1994
                                            ------------  ------------  ------------  ------------

Revenues:
   Net sales                                $14,705,586   $12,297,619   $42,900,264   $32,959,987
   Membership and renewal fee income            880,867       679,126     2,468,572     1,807,947
   Continuing franchise fee and
     royalty income                             671,454       421,035     2,034,364       848,134
   Commissions income                           118,917       221,256       411,927       221,256
                                            -----------   -----------   -----------   -----------
                                             16,376,824    13,619,036    47,815,127    35,837,324

Cost of sales                                 9,898,426     8,256,867    28,802,975    22,124,387
                                            -----------   -----------   -----------   -----------
      Gross profit                            6,478,398     5,362,169    19,012,152    13,712,937

Selling, general and administrative
   expenses                                   4,658,419     3,588,418    13,463,989     9,548,949
                                            -----------   -----------   -----------   -----------

               Operating income               1,819,979     1,773,751     5,548,163     4,163,988
                                            -----------   -----------   -----------   -----------

Other income (expense):
   Interest and other income                     86,250       125,004       211,459       228,422
   Interest expense and financing costs         (28,547)       (1,250)      (53,422)       (3,750)
   Initial franchise fee and license
     income, net of expenses                     95,000       719,000       190,000     1,168,600
                                            -----------   -----------   -----------   -----------
                                                152,703       842,754       348,037     1,393,272
                                            -----------   -----------   -----------   -----------

Income before income taxes                    1,972,682     2,616,505     5,896,200     5,557,260
Income taxes                                    799,100     1,072,700     2,358,500     2,278,400
                                            -----------   -----------   -----------   -----------
                Net income                  $ 1,173,582   $ 1,543,805   $ 3,537,700   $ 3,278,860
                                            ===========   ===========   ===========   ===========


Income per common and common
   equivalent share:

   Primary                                         $.12          $.15          $.35          $.33
                                                   ====          ====          ====          ====
   Fully diluted                                   $.12          $.15          $.35          $.33
                                                   ====          ====          ====          ====

Weighted average number of common and
   common equivalent shares outstanding:

   Primary                                   10,106,583    10,023,558    10,055,150     9,966,536
                                            ===========   ===========   ===========   ===========
   Fully diluted                             10,106,583    10,023,558    10,055,150     9,966,810
                                            ===========   ===========   ===========   ===========


See notes to consolidated financial statements

5 of 11

                   TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (Unaudited)

                                              1995          1994
                                          -----------   ------------
Cash flows from operating activities:

  Net income                              $ 3,537,700    $ 3,278,860
                                          -----------    -----------
  Adjustments to reconcile net income
  to net cash used in operating
  activities:
     Depreciation and amortization            526,920        286,000
     Provision for losses on accounts
        receivable                                --           5,000

  Changes in assets and liabilities:

     Accounts receivable                      427,330       (971,510)
     Rights to receive                     (5,982,334)    (4,888,956)
     Prepaid expenses                        (431,463)      (246,473)
     Other assets                             211,741       (157,851)
     Accounts payable - rights to
     receive                                 (412,935)     1,030,641
     Accounts payable - reimbursable
        tax and tips                         (102,718)       105,582
     Accounts payable - other                (444,153)      (124,770)
     Income taxes payable                    (313,786)       123,958
     Accrued expenses                        (147,974)      (162,964)
     Deferred membership income               364,155        243,793
                                          -----------    -----------
          Total adjustments                (6,305,217)    (4,757,550)

          Net cash used in operating
             activities                    (2,767,517)    (1,478,690)

  Cash flows from investing activities:

    Proceeds from sale of equipment               --           6,500
    Additions to property and equipment      (888,785)    (1,303,249)
    Purchase of securities available
      for sale                               (100,000)           --
                                          -----------    -----------

  Net cash used in investing activities      (988,785)    (1,296,749)
                                          -----------    -----------



                                                                     (Continued)
6 of 11

                   TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (Continued)


                                             1995          1994
                                          ----------    ----------
Cash flows from financing activities:

Borrowings on note payable to bank
     under revolving line of credit         1,500,000           --
  Dividends paid                             (384,358)     (371,807)
  Conversion of warrants and options
     for common stock, net of tax
     benefits                               1,034,868     1,085,358
                                          -----------   -----------

     Net cash provided by financing
        activities                          2,150,510       713,551
                                          -----------   -----------

     Net decrease in cash and cash
         equivalents                       (1,605,792)   (2,061,888)

Cash and cash equivalents at beginning
     of period                              2,478,899     5,005,045
                                          -----------   -----------

Cash and cash equivalents at
     end of period                        $   873,107   $ 2,943,157
                                          ===========   ===========




Supplemental disclosure of cash flow
    information:

    Cash paid during the periods for:

        Interest                          $     39,875  $      --
                                          ============  ===========
        Income taxes                      $  1,983,677  $ 1,576,855
                                          ============  ===========



See notes to consolidated financial statements

7 of 11

                   TRANSMEDIA NETWORK INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

    The balance sheet as of September 30, 1994 was derived from the registrant's audited consolidated financial statements.

    The information presented in each of the included unaudited consolidated financial statements, in the opinion of management, reflects all adjustments necessary to a fair statement of the results for all interim periods. The results for the three and nine months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

    The consolidated financial statements, as presented, are in summarized form, and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles, have been condensed or omitted. Complete disclosures for the year ended September 30, 1994 are presented in the Company's 10K filing which includes audited consolidated financial statements.

2.  Line of Credit

    In June 1995, the Company signed a revolving credit agreement with NationsBank of Florida, N.A. The funds available to the Company under the new agreement amount to $6,000,000.00, increasing to $7,500,000 on May 15, 1996. The agreement terminates on May 15, 1997 and bears interest at the floating prime rate and is unsecured. At June 30, 1995, the outstanding balance was $1,500,000.

3.  Income per Common and Common Equivalent Share

    Primary earning per share were based on the weighted average number of common and common equivalent shares outstanding during the periods presented. Equivalent shares consist of those shares issuable upon the assumed exercise of stock options and warrants calculated under the treasury stock method, based on average stock market prices in the periods.

    Fully diluted earnings per share were computed using the weighted average number of common and common equivalent shares outstanding in the periods, assuming exercise of options and warrants calculated under the treasury stock method, based on stock market price at the end of the periods.

8 of 11

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

a. Results of Operations - Comparison of Three Months and Nine Months ended June 30, 1995 and 1994.

    Net sales for the three and nine months ended June 30, 1995 increased by $2,407,967 (20% increase) and $9,940,277 (30% increase) compared with the same periods in 1994. The sales increase was due to a greater number of cardmembers supported by additional participating restaurants. Membership and renewal fee income increased by $201,741 (30% increase) and $660,625 (37% increase) in the three and nine month periods ended June 30, 1995, compared with the prior year's periods because of an increased number of new cardmembers as well as renewals.

    Continuing franchise fee income increased by $250,419 (59% increase) and $1,186,230 (140% increase) in the three and nine month periods ended June 30, 1995, versus the prior year's comparable periods because of the growth of the franchises and the greater numbers of franchises operating in the current periods.

    As a result of the growth in the components of revenue, gross profit increased by $1,116,229 to $6,478,398 for the three month period ended June 30, 1995 and by $5,299,215 to $19,012,152 for the nine month period ended June 30, 1995.

    Selling, general and administrative expenses for the three and nine months ended June 30, 1995 increased by $1,070,001 and $3,915,040, compared to the prior year's comparable periods and represented increases of 30% and 41% respectively. Expenses contributing to the increase in the two current periods included costs directly related to sales such as sales commission and processing costs. Additionally, promotional costs and mailing and printing costs increased.

    Other income, net of expense for the three and nine months ended June 30, 1995 was $152,703 and $348,037, compared to $842,754 and $1,393,272 in the comparable periods of the prior year. The 1994 periods included income, net of expenses, from one-time license fees amounting to $720,000 and $932,500, respectively.

    Income before income taxes amounted to $1,972,682 and $5,896,200 in the three and nine months ended June 30, 1995, compared with $2,616,505 and $5,557,260 in the 1994 comparable periods.

9 of 11

    Net income for the three and nine months ended June 30, 1995 was $1,173,582 and $3,537,700, or $.12 and $.35 per share respectively, compared with $1,543,805 and $3,278,860 or $.15 and $.33 per share respectively, in the comparable periods of the prior year.

b.  Liquidity and Capital Resources

    The Company's working capital at June 30, 1995 was $22,370,763, compared with $16,379,662 at September 30, 1994. The increase of $5,991,101 was due primarily to the Company's profit during the period and borrowings under the Company's revolving credit line. Cash and cash equivalents amounted to $1,663,238 at June 30, 1995. The Company has available a $6,000,000 revolving line of credit, of which $1,500,000 is outstanding at June 30, 1995. The Company believes that cash generated from operations, cash on hand and cash available under its line of credit will satisfy its cash requirements.

10 of 11

                          PART II - OTHER INFORMATION

Items 1, 2, 3, and 5
--------------------

    Items 1, 2, 3, 4 and 5 of Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.


Item 6
------

    Exhibits and reports on Form 8K

       (a)  Exhibits

            None

       (b)  Reports on Form 8K

            No reports on Form 8K were filed during the Quarter Ending June 30, 1995.

                              S I G N A T U R E S

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TRANSMEDIA NETWORK INC.
                                           (Registrant)



August 10, 1995                       \s\ David L. Weinberg
                                      ---------------------------------
                                      David L. Weinberg, Vice President
                                      and Chief Financial Officer

11 of 11