Form 10-K405
period 1995-09-30
TRANSMEDIA NETWORK INC /DE/
filed 1995-12-29
CIK 78536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-K
(Mark One)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended      SEPTEMBER 30, 1995

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED]

For the transition period from ___________ to ____________

                         Commission file number   0-4028

                             TRANSMEDIA NETWORK INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                        84-6028875
-------------------------------                         ------------------
(State or other jurisdiction of                          (I.R.S Employer
incorporation or organization)                         Identification No.)

                 11900 BISCAYNE BOULEVARD, MIAMI, FLORIDA 33181
--------------------------------------------------------------------------------
               (Address of principal executive offices) (zip code)

                                  305-892-3300
            --------------------------------------------------------
                         Registrant's telephone number,
                              including area code)

           Securities registered pursuant to Section 12(b) of the Act:

         TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE
         -------------------                       ON WHICH REGISTERED
                                                  ---------------------
               None                                       None

           Securities registered pursuant to Section 12(b) of the Act:

                     COMMON STOCK, PAR VALUE $.02 PER SHARE
                     --------------------------------------
                                (Title of Class)

Indicate by (X) whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                          Yes  [X]      No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                            [ ]

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 8, 1995 $83,085,790.

Number of shares outstanding of Registrant's Common Stock, as of December 8, 1995: 10,118,770

DOCUMENTS INCORPORATED BY REFERENCE:
                                                  LOCATION IN FORM 10-K IN WHICH
         DOCUMENT                                    DOCUMENT IS INCORPORATED
         --------                                 ------------------------------
Registrant's Proxy Statement                                 Part III
   relating to the 1996
   Annual Meeting of Stockholders

                                     PART I

ITEM 1.  BUSINESS


GENERAL

         Transmedia Network Inc. is a Delaware company which, through its operating subsidiaries (collectively, the "Company"), owns and markets a charge card ("The Transmedia Card") offering twenty-five percent (25%) savings to the Company's cardmembers on dining costs for restaurants both within and outside the United States from which the Company, its franchisees and its licensees have purchased food and beverage credits. In fiscal 1995, the Company began offering to holders of The Transmedia Card twenty-five percent (25%) savings on lodging costs at certain hotels, resorts, golf courses and ski lifts around the country. The Company's cardholders also have access to discount long distance telephone services through a program the Company operates jointly with a subsidiary of General Electric Company. The Company derives its income principally from retaining the difference between the amounts paid in advance by the Company to restaurants and amounts paid by cardmembers to the Company (through their credit card companies) for the related meals and from cardmember membership fees. The Company also enters into contracts with companies which own hotels, golf courses or ski lifts. In exchange for listing in the Company's directory, the Company receives commissions when Transmedia cardholders frequent these establishments. The Company also receives commissions when cardholders use their Transmedia/GE Capital telephone card. The Company derives income from franchising and licensing The Transmedia Card and related proprietary rights and know-how, including rights to solicit restaurants, hotels, resorts and motels and acquire food, beverage and lodging credits, in the United States. Since 1993, the Company has also received revenue from licensing The Transmedia Card and related proprietary rights and know-how outside the United States.


CORPORATE STRUCTURE

         The Company commenced operations in 1984 and was reincorporated as a Delaware corporation in 1987. Currently, it has the following principal operating subsidiaries:

         /bullet/ Transmedia Service Company Inc. which is responsible for soliciting and servicing all cardmembers in the United States and for all domestic franchising of The Transmedia Card and related property rights and know-how.

         /bullet/ Transmedia Restaurant Company Inc. which is responsible for obtaining and servicing restaurants and obtaining other locations such as hotels, golf courses and ski lifts where the Transmedia Card may be used.

         /bullet/ TMNI International Incorporated which licenses the Transmedia
                  Card, service marks, proprietary software and know-how outside the United States and has licensed rights to Europe, Turkey, the countries comprising the former Union of

                  Soviet Socialist Republics, Australia, New Zealand and the Asia-Pacific region to date.

DESCRIPTION OF RIGHTS TO RECEIVE AND THE TRANSMEDIA CARD

         The Company's primary business is the acquisition of Rights to Receive from participating restaurants which are then sold for cash to holders of The Transmedia Card. "Rights to Receive" are rights to receive goods and services, principally food and beverages, which are acquired and purchased from participating restaurants, for an amount equal to approximately fifty percent (50%) of the food and beverage or lodging credits or by financing the purchase of other goods or services as well as for having provided advertising and media placement services to the participating establishments. Approximately ninety percent (90%) of Rights to Receive are purchased for cash. The Company typically purchases that amount of food and beverage credits which will be consumed in a period of no more than six months; however, it has not always been possible for the Company to predict with accuracy the amount of time in which such credits will be consumed, especially when the Company begins operating in new areas, as evidenced by the 1995 turn on Rights to Receive of 1.81 times, or 202 days.

         The Transmedia Card is only issued to applicants who are determined to be creditworthy by virtue of their having a current, valid MasterCard, Visa, Discover or American Express credit card or who are otherwise deemed creditworthy by Company management. The Transmedia Card is issued to cardmembers at a cost of $50 per account; each account may have more than one user and, accordingly, more than one cardmember. For promotional purposes, the initial $50 fee has historically been waived, such fees having been waived for 93% of new accounts for the year ended September 30, 1995.

         In presenting The Transmedia Card, cardmembers sign for the goods or services rendered, as well as for the taxes and tips as they would with any other charge card. The Company, upon obtaining the receipt (directly or via electronic point of sale transmission) from the appropriate establishment, gives the establishment credit against Rights to Receive which are owned by the Company. The Company then (i) processes the receipt through the cardmember's MasterCard, Visa, Discover or American Express card account, which remits to the Company the full amount of the bill, and (ii) credits to the cardmember's MasterCard, Visa, Discover or American Express account discount, usually twenty-five percent (25%) of the food and beverage or lodging, golf or ski charges. Taxes and tips are not discounted and such sums are remitted to the various establishments.

DOMESTIC FRANCHISING

         In 1990, the Company commenced franchising The Transmedia Card (then known as The Restaurant Card) and related proprietary rights and know-how, including rights to solicit restaurants and acquire Rights to Receive, in the United States. At September 30, 1995, the Company had franchises in the following territories: a large part of New Jersey, California, the Washington, D.C./Baltimore, Maryland Metropolitan area, Dallas, Ft. Worth and Houston, Texas, the States of Virginia, North Carolina, South Carolina,

         Washington and Oregon and Atlanta, Georgia, eastern Tennessee, Reno, Nevada and the Nevada side of Lake Tahoe. The Company has also granted a certain third party an option to acquire a franchise for the State of Hawaii. The Company anticipates that it will no longer continue to offer franchises at various locations throughout the United States in fiscal year 1996.

         Each franchise sold by the Company is operated under a franchise agreement between the franchisee and Transmedia Service Company Inc. Each franchise agreement is for a ten-year term and is renewable for one additional ten-year term for all locations other than the States of California, Washington and Oregon, Reno, Nevada, and Lake Tahoe, Nevada, which are renewable for two ten-year periods. Each agreement provides that the Company will assist the franchisee with marketing, advertising, training and other administrative support; relates to a territory that contains 625 or more full-service restaurants that accept MasterCard, Visa, Discover or American Express credit cards; and licenses the franchisee to use the Company's trademarks in connection with the solicitation of new cardmembers (which is not restricted to the franchisee's territory) and the purchase of Rights to Receive from restaurants in the territory granted to the franchisee. The franchisee is responsible for, among other things, soliciting cardmembers and restaurants, purchasing Rights to Receive from restaurants in its territory, and maintaining adequate insurance. In consideration for the grant of the franchise, the franchisee (i) paid to the Company a franchise fee which varies based upon the number of full-service restaurants located within the territory granted to the franchisee, and
         (ii) pays the following continuing fees during the term of the franchise agreement: (A) 7 1/2% of the total meal credits used within the franchisee's territory; (B) 2 1/2% of the total meal credits sold within the franchisee's territory into the Company's advertising and development fund; (C) a processing fee of $.20 per sales transaction from the franchisee's territory; and (D) a monthly service charge of $1.00 per participating establishment in the franchisee's territory. The franchisee receives a commission from the Company equal to forty percent (40%) of the membership fees paid by all new cardmembers solicited by the franchisee, with a minimum of $5.00 per account.


U.S. LICENSING

         In November, 1995, the Company entered into a license agreement with Sports & Leisure U.S.A., Inc. under which the latter received (1) the exclusive right to solicit Rights to Receive from various types of resorts and other related entities, and (2) the non-exclusive right to solicit Rights to Receive from hotels that are not affiliated with resorts. Typically, cardmembers will receive a 25% discount for food and lodging at these entities, excluding taxes and tips. The territory covered by the license agreement is the continental United States, excluding the State of Minnesota. The term of this license agreement is ten years, with a potential renewal period of ten years. Under this arrangement, the Company compensates Sports & Leisure U.S.A., Inc.
through a commission.

NON-U.S. LICENSING

         In 1993, the Company commenced licensing The Transmedia Card and related proprietary rights and know-how outside the United States. The Company's non-U.S. operations are conducted by its subsidiary, TMNI International Incorporated. In 1993, the Company granted an exclusive, perpetual license to Transmedia Europe, Inc. to establish the Company's business in Europe, Turkey and the countries that formerly comprised the Union of Soviet Socialist Republics. The license is governed by a Master License Agreement which provides that, among other things, (i) the licensee has the right to sublicense the rights granted under the Master License Agreement to others within the territory, provided that each such sublicense is approved by the Company, (ii) the Company will assist the licensee with training relating to sales, administration, technical and operations of the business, and (iii) the licensee is solely responsible for developing its own market, paying its own expenses for advertising and soliciting cardmembers and participating establishments in its territory. In consideration for the license, the licensee (i) paid the Company a non-refundable purchase price of One Million One Hundred Twenty-Five Thousand ($1,125,000) Dollars, (ii) will pay to the Company two percent (2%) of the gross volume with respect to the United Kingdom sublicense, (iii) will pay to the Company twenty-five percent (25%) of initial sublicense fees (with a minimum of $250,000) paid for each country licensed in the territory, (iv) will pay to the Company twenty-five percent (25%) of royalties paid by sublicensees to the licensee, and (v) granted to the Company a five percent (5%) equity interest in the licenses. Melvin Chasen, the Chairman and Chief Executive Officer of the Company, served as a director of the licensee until March 1, 1995.

         In 1994, the Company granted an exclusive perpetual license to Transmedia Asia Pacific Inc. to establish the Company's business in Australia, New Zealand and the Asia-Pacific region (such region covering approximately 16 major countries and areas including, among others, Japan, Hong Kong, Taiwan, Korea, the Philippines and India). The licensee also took an option to purchase a franchise for the State of Hawaii. The license granted by the Company is governed by a Master License Agreement which provides, among other things, that (i) the Company will assist the licensee with training relating to sales, administration, technical and operations of the business, and (ii) the licensee is solely responsible for developing its own market, paying its own expenses for advertising and soliciting cardmembers and restaurants in its territory. In consideration for the license, the licensee paid the Company $1,250,000, and (ii) granted to the Company a five percent (5%) equity interest in the licensee. The license also provides for the following payments to the Company: (i) With respect to sublicenses granted in all territories other than Australia and New Zealand, the licensee will pay to the Company twenty-five percent (25%) of all initial sublicense fees (in no event less than $500,000 in the People's Republic of China and Japan, and not less than $250,000 in all other territories), as well as twenty-five percent (25%) of all royalties, transfer fee payments and any other monies received; and
         (ii) with respect to sublicenses granted in Australia and New Zealand, the licensee will pay to the Company two percent (2%) of gross sales within such territories. Mr. Chasen served as a director of the Second Licensee until March 1, 1995.

AREAS OF OPERATION

         The Company's principal areas of operations, through its subsidiaries and its domestic franchising operations, include the New York Metropolitan area (consisting of New York City and the counties of Nassau, Suffolk, Westchester, Rockland, Putnam and Orange in New York State, Northern New Jersey and Connecticut); Central, Southwest and Southeast Florida; Massachusetts; the Chicago, Illinois Metropolitan area; Rhode Island; New Hampshire; Maine; Vermont; Philadelphia, Pennsylvania; California; Delaware; Georgia; the Washington, D.C. Metropolitan area; the Baltimore, Maryland Metropolitan area; North and South Carolina; the Dallas,/Ft. Worth and Houston, Texas Metropolitan areas; Atlanta, Georgia, eastern Tennessee; and Virginia.

PARTICIPATING RESTAURANTS AND CARDMEMBERS

         As of September 30, 1995, directories published by the Company, which are distributed to cardmembers eight times a year, listed 5,330 restaurants available to cardmembers, and The Transmedia Card was held by an aggregate of 593,161 cardmembers, comprised of 396,139 accounts with an average of 1.50 cardmembers per account. The following table sets forth (i) the number of restaurants listed in directories published by the Company and (ii) the number of cardmembers, as of the fiscal years ended September 30, 1991 though 1995:

                      1995       1994       1993        1992        1991
                ----------------------------------------------------------
Restaurants          5,330      3,628      2,238       1,449       1,105

Cardmembers        593,161    395,968    197,166     112,029      62,037

         As the table indicates, the number of restaurants listed in directories published by the Company has risen nearly three hundred eighty-two hundred percent (382%) during the fiscal years ended September 30, 1991 through September 30, 1995, and the number of cardmembers has risen nearly eight hundred fifty-six percent (856%) for the same period. In fiscal 1995, between fifty-five and sixty percent (55-60%) of all cardmembers renewed their memberships, and approximately ninety percent (90%) of all restaurants listed in the directories published by the Company whose initial amount of Rights to Receive were expended in 1995 renewed their contracts with the Company. In addition eighty percent (80%) of all restaurants eligible for their second year of renewals in fiscal 1995 renewed their contracts. The Company generally experiences a sharp decline in renewals among restaurants eligible for a third year of renewals. It has been the Company's experience, however, that the addition of new restaurants generally offsets the drop-off in renewing restaurants, and the Company believes that its service areas are not close to cardmember saturation.

MARKETING

         The Company markets The Transmedia Card through the use of advertising, direct mail and through promotion with co-marketing partners such as banks and affinity groups.

EMPLOYEES

         As of December 8, 1995, the Company employed 119 persons. The Company believes that its relationships with its employees are good.

COMPETITION

         The charge card business is highly competitive and the Company competes for both cardmembers and participating restaurants, hotels and other applicable services. Competitors include discount programs offered by major credit card companies, such as American Express, Visa, MasterCard and Diners Club and other companies that offer different kinds of discount marketing programs and numerous small companies which offer services which may compete with the services offered or to be offered by the Company. Certain of the Company's competitors may have substantially greater financial resources and expend considerably larger sums than does the Company for new product development and marketing. Further, the Company must compete with many larger and better established companies for the hiring and retaining of qualified marketing personnel. The Company believes that the unique features of its program -- that The Transmedia Card can be used by cardmembers at participating establishments with very few restrictions, that The Transmedia Card provides substantial savings without the need for a cardmember to present discount coupons when paying for a meal, and that participating establishments are provided with cash in advance of customer charges -- contribute to the Company's competitiveness and allow the Company to offer better value and service to its cardmembers.

ITEM 2.  PROPERTIES

         The Company's present executive office consists of 8,303 square feet, located in Miami, Florida, which the Company occupies pursuant to a lease expiring on February 28, 1997 and which provides for an annual base rental of $148,860. The Company's Miami office also houses the Company's cardmember service center. The Company leases two properties in New York City. The first is for approximately 2,970 square feet pursuant to a lease entered into on May 16, 1991. The lease, which expires on November 30, 1996, provides for base annual rentals of approximately $95,000. The second is for approximately 1,050 square feet pursuant to a sublease entered into on February 22, 1993. The sublease, which expires November 30, 1996, provides for base annual rentals of approximately $31,500. In addition, the Company has a four and one-half year office lease in Philadelphia, Pennsylvania for approximately 1,641 square feet, which commenced April 1, 1994. The lease provides for a base annual rental of approximately

         $24,500 in the first year, which will increase by approximately $800 each year thereafter. In Boston, Massachusetts, the Company has a sixty-four month lease for approximately 1,500 square feet, which commenced May 1, 1995. The lease provides for base annual rentals of $29,400. The Company has an option for one three-year renewal. In Chicago, the Company has a thirty-nine month lease for approximately 1,183 square feet, which commenced October 1, 1995. The lease provides for an initial annual lease rental of $26,730 increasing by approximately $600 each year thereafter. In Detroit, the Company leases an executive office for a twelve-month period which began on May 1, 1995 at an annual fee of $6,840. In Tampa, the Company leases an executive office for a thirteen-month period which began on June 1, 1995. The total rental for the thirteen month period is $9,795.

ITEM 3.  LEGAL PROCEEDINGS

         As of September 30, 1995, there were no material legal proceedings pending involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended September 30, 1995, no matters were submitted to a vote of the security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                           POSITION                                   AGE
----                           --------                                   ---
Melvin Chasen                  Director, Chairman of the Board,            67
                               President and Chief Executive
                               Officer

James M. Callaghan             Director and Vice President                 56

Barry S. Kaplan                Vice President                              37

David L. Weinberg              Vice President and Chief                    50
                               Financial Officer

Paul A. Ficalora               Executive Vice President                    44
                               of Transmedia Restaurant
                               Company Inc.

Gregory Borges                 Treasurer                                   59

Kathryn Ferara                 Secretary                                   39

         Mr. Chasen has been a director and the Chairman of the Board, President and Chief Executive Officer of the Company since July 1983. From 1984 through 1987, he was a director, Chairman of the Board, President and Chief Executive Officer of Transmedia Network Inc., a Colorado corporation, which was the predecessor of the Company.

         Mr. Callaghan, a director of the Company since April 1991, was elected Vice President of the Company and President of Transmedia Restaurant Company Inc., a subsidiary, in September 1994. He joined the Company in 1989 and, until September 1994, served as Executive Vice President from 1992, Vice President, Sales and Marketing, from 1989 and Treasurer from 1989.

         Mr. Kaplan was elected a Vice President of the Company and President of Transmedia Service Company Inc., a subsidiary, in September 1995. From 1986 until joining the Company, he served in various positions including Executive Vice President, Chief Operating Officer of Liberty Travel, Inc., a chain of full-service travel agencies.

         Mr. Weinberg was elected Vice President and Chief Financial Officer of the Company in March 1992 and in September 1994 was also elected President of TMNI International Incorporated, a subsidiary. He joined the Company as Vice President - Finance in October 1991. From January 1987 through June 1991, Mr. Weinberg served as Vice President Finance and Administration, Chief Financial Officer, Treasurer and Secretary of Columbia Laboratories, Inc., a health care products company.

         Mr. Ficalora was elected Executive Vice President of the Restaurant Company in 1994, having served as Vice President, Operations of the Company from 1992 until 1994, and Director of Franchise Sales from 1991 to 1992.

         Mr. Borges was elected Treasurer of the Company in 1992. He joined the Company in 1985 as Controller.

         Mrs. Ferara was elected Secretary of the Company in 1992. She joined the Company in 1989 as Office Manager and Assistant Secretary.

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

a) The Company's Common Stock is traded on the New York Stock Exchange under the symbol "TMN". Prior to June 28, 1995, the Company's Common Stock was traded in the over-the-counter market on the Nasdaq National Market System, under the symbol "TMNI". The following table sets forth the high and low sale prices for the common stock for each fiscal quarter ended from December 31, 1993 (adjusted for the three-for-two stock split effected on April 22, 1994 and applied retroactively where appropriate) as reported on the New York Stock Exchange or the Nasdaq National Market.

         QUARTER ENDED               LOW              HIGH
         -------------             -------          -------
         December 31, 1993         $ 8.167          $11.000
         March 31, 1994             10.167           16.333
         June 30, 1994               9.750           15.000
         September 30, 1994          8.938           14.250
         December 31, 1994           8.313           13.750
         March 31, 1995              8.500           13.250
         June 30, 1995               8.000           13.250
         September 30, 1995          8.375           11.375

b) The aggregate number of holders of record of the Company's Common Stock on December 5, 1995 was approximately 2,300.

c) On September 20, 1993, the Company's Board of Directors approved an annual cash dividend of $.04 per share (adjusted for the three-for-two stock splits effected on October 21, 1993 and April 22, 1994, respectively); the first semi-annual $.02 dividend was paid on October 21, 1993 to the stockholders of record on October 7, 1993 and the second semi-annual $.02 dividend was paid on April 22, 1994. On September 19, 1994, the Board of Directors approved an annual cash dividend of $.04 per share; the first semi-annual $.02 dividend was paid on October 20, 1994 to stockholders of record as of October 6, 1994 and the second semi-annual $.02 dividend was paid on April 21, 1995 to stockholders of record as of April 7, 1995. On September 18, 1995, the Board of Directors approved an annual cash dividend of $.04 per share, the first semi-annual $.02 dividend was paid on October 19, 1995 to stockholders of record as of October 5, 1995, and the second semi-annual $.02 dividend will be payable as determined by the Company's Board of Directors. Dividends, if any, in the future, will depend upon, among other things, the Company's earnings and financial requirements, as well as general business conditions.

ITEM 6.  SELECTED FINANCIAL DATA

INCOME STATEMENT DATA:

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                           1995          1994          1993          1992          1991
                                           ----          ----          ----          ----          ----
Net sales                              $ 58,792,454  $ 45,605,606  $ 33,512,234  $ 23,777,303  $ 12,977,901
Membership and renewal
  fee income                              3,509,421     2,631,624     1,686,423     1,142,345       624,633
Continuing franchise and
  royalty fee income                      2,633,031     1,503,028       360,076       167,084        68,505
Commission income                           605,441       405,054        --            --            --

Total revenues                           65,540,347    50,145,362    35,558,733    25,086,732    13,671,039

Operating income                          7,052,263     5,601,329     3,425,433     2,609,244     1,336,319

Net income                                4,627,726     4,406,622     2,734,225     1,744,894     1,042,872

Net income per share
  Primary                                      0.46          0.44          0.29          0.20          0.13
  Fully diluted                                0.46          0.44          0.28          0.20          0.13

BALANCE SHEET DATA:

Total assets                           $ 37,786,502  $ 28,178,680  $ 17,903,666  $ 13,459,098  $  6,223,784

Total long-term debt                      2,000,000        --            --            --             5,812

Stockholders' equity                     24,853,213    19,155,430    12,618,829     9,438,386     2,842,836

Cash dividends per
  common share                                  .04           .04           .02        --            --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (1995 VERSUS 1994)

Net sales for the fiscal year ended September 30, 1995 increased 28.9% to $58,792,454, as compared to $45,605,656 for the year ended September 30, 1994. The sales increase was primarily due to an increased number of cardmembers and restaurants available to cardmembers. Approximately ninety percent (90%) of all restaurants listed in the directories published by the Company renew their contracts with the Company after the initial amount of rights to receive meal credits purchased by the Company is expended. In the second year of renewal, the Company renews approximately 80% of those restaurants continuing in business. After the second year, renewal rates drop sharply because the restaurants with the Company's help have become successful and no longer need the Company, the Company chooses not to renew the restaurant or the restaurant has gone out of business. However, offsetting this drop is the fact that new restaurants start-up as old ones go out of business, providing the Company with new restaurant prospects. The Company believes that in no area where the Company operates is it close to restaurant or cardmember saturation. At September 30, 1995, the average Rights to Receive balance per Company restaurant participating was $8,592 versus $8,719 at September 30, 1994. Membership and renewal fee income increased to $3,509,421, of which $835,151 was initial fee income in 1995 from $2,631,624, of which $788,345 was initial fee income in 1994 as the result of an increased number of cardmembers, as well as renewals. Membership and renewal fee income in 1995 and 1994 is shown net of amortized advertising costs of $697,947 and $137,994, respectively. (See Footnote 1(e) to Consolidated Financial Statements.) In 1995 and 1994, the initial fee was waived 93% and 90% of the time, respectively. In April 1994 the Company ceased waiving renewal fees. In 1994 prior to April, the Company waived renewal fees 35% of the time. The renewal rate in 1995 and 1994 approximated 55% to 60%, while the renewal rate in 1993 approximated 80%. Fee income is recognized into income over a twelve-month period beginning in the month the fee is received. Continuing franchise fee and royalty income increased to $2,633,031 in 1995 from $1,503,028 in 1994 as a result of the growth in the Company's franchisees and the start-up of the licensees in the United Kingdom and Australia. Commission income received by the Company increased to $605,441 in 1995 from $405,054 in 1994. As a result of the growth in the overall elements of revenue, gross profits increased by $6,378,438 to $26,051,854 in 1995.

In 1995, selling, general and administrative ("SG&A") expenses increased by $4,927,504, as compared to 1994, representing a 35.0% increase. In 1994, the Company adopted Statement of Position 93-7, Reporting on Advertising Costs. (See Footnote 1(e) to Consolidated Financial Statements.) Accordingly, $1,703,498 and $821,125 of advertising costs were capitalized and are being amortized against membership and renewal fee income. In 1995, SG&A expenses of a variable nature amounted to $9,498,000 (50.0% of total SG&A expenses) versus $6,540,000 (46.5% of total SG&A expenses) in 1994. Main components of SG&A expenses included sales salaries and commissions ($1,866,000 in 1995 versus $1,147,000 in 1994), bank processing fees ($2,834,000 in 1995 versus $2,045,000 in 1994), card promotions ($551,000 in 1995 versus $549,000 in 1994), Rights to Receive loss expense ($2,504,000 in 1995 versus $1,840,000 in 1994) and salaries expense ($3,641,000 in 1995 versus $2,623,000 in 1994). The Company also incurred $268,000 of expenses in 1995 associated with the start-up of new territories operated by the Company.

Operating income in 1995 was $7,052,263, a 25.9% increase over the $5,601,329 in 1994.

Other income, net of expense in 1995 amounted to $534,163 compared to $1,757,093 in 1994. The reduction of $1,222,930 results from an $863,789 decrease in initial franchise and license fee income, net of expenses in 1995. The Company in 1994 had entered into a major license for Australia, New Zealand and the right to sublicense Asia. In 1995, the Company incurred merger and acquisition costs amounting to $294,600 in connection with the acquisition of its Chicago franchisee.

Earnings before taxes amounted to $7,586,426 in 1995 compared with $7,358,422 in 1994. The effective tax rate in 1995 was 39.0% compared with 40.1% in 1994.

Net income in 1995 was $4,627,726 or $.46 per share, versus $4,406,622 or $.44 per share in 1994.

RESULTS OF OPERATIONS (1994 VERSUS 1993)

         Net sales for the fiscal year ended September 30, 1994 increased 36.1% to $45,605,656, as compared to $33,512,234 for the year ended September 30, 1993. The sales increase was primarily due to an increased number of cardmembers and restaurants available to cardmembers. At September 30, 1994, the average Rights to Receive balance per Company restaurant participating Approximately ninety percent (90%) of all restaurants listed in the directories published by the Company renew their contracts with the Company after the initial amount of rights to receive meal credits purchased by the Company is expended. In the second year of renewals, the Company renews approximately 80% of those restaurants continuing in business. After the second year, renewal rates drop sharply because the restaurants with the Company's help have become successful and no longer need the Company, the Company chooses not to renew the restaurant or the restaurant has gone out of business. However, offsetting this drop is the fact that new restaurants start-up as old ones go out of business, providing the Company with new restaurant prospects. At September 30, 1994, the average Rights to Receive balance per Company restaurant participating was $8,719 versus $6,406 at September 30, 1993. Membership and renewal fee income increased to $2,631,624, of which $788,345 was initial fee income, from $1,686,423, of which $328,328 was initial fee income in 1993, as the result of an increased number of cardmembers, as well as renewals. Membership and renewal fee income in 1994 is shown net of amortized advertising costs of $137,994. (See Footnote 1(e) to Consolidated Financial Statements.) In 1994 and 1993, the initial fee was waived 90% of the time. In April 1994 the Company ceased waiving renewal fees. In 1993 and in 1994 prior to April, the Company waived renewal fees 35% of the time. The renewal rate in 1994 approximated 55% to 60%, while the renewal rate in 1993 approximated 80%. Fee income is recognized into income over a twelve-month period beginning in the month the fee is received. Continuing franchise fee and royalty income increased to $1,503,028 in 1994 from $360,076 in 1993 as a result of the growth in the Company's franchisees and the start-up of the licensee in the United Kingdom. Commission income received by the Company in 1994 amounted to $405,054. There was no commission income in 1993. As a result of the growth in the overall elements of revenue, gross profits increased by $6,338,744 to $19,673,416 in 1994.

         In 1994, selling, general and administrative ("SG&A") expenses increased by $4,162,848 as compared to 1993 representing a 42.0% increase. In 1994, the company adopted Statement of Position 93-7, Reporting on Advertising Costs. (See Footnote 1(e) to Consolidated Financial Statements.) Accordingly, $821,125 of advertising costs were capitalized and are being amortized against membership and renewal fee income. In 1994, SG&A expenses of a variable nature amounted to $6,540,000 (46.5% of total SG&A expenses) versus $4,375,000 (44.2% of total SG&A expenses) in 1993. Main components of SG&A expenses included sales salaries and commissions ($1,147,000 in 1994 versus $1,232,000 in 1993), bank processing fees ($2,045,000 in 1994 versus $1,198,000 in
         1993), card promotions $549,000 in 1994 versus $905,000 in 1993),
         Rights to Receive loss expense ($1,840,000 in 1994 versus $890,000 in 1993) and salaries expense ($2,623,000 in 1994 versus $2,002,000 in
         1993).

         Operating income in 1994 was $5,601,329, a 63.5% increase over the $3,425,433 in 1993.

         Other income, net of expenses in 1994 amounted to $1,757,093 compared with $1,131,392 in 1993, a $625,701 increase and resulted primarily from an increase of $557,600 in initial franchise and license fee income, net of expenses in 1994. More franchised territories were sold in 1994 than in 1993.

         Earnings before taxes amounted to $7,358,422 in 1994 compared with $4,556,825 in 1993. The effective tax rate in 1994 was 40.1% compared with 40.0% in 1993.

         Net income in 1994 was $4,406,622 or $.44 per share versus $2,734,225 or $.29 per share in 1993.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital increased to $23,228,296 at September 30, 1995 from $16,700,089 at September 30, 1994. The increase was due primarily to the Company's operating activities.

         On December 8, 1995 the Company has a loan facility with NationsBank of Florida ("NationsBank") under which it may borrow, at the bank's prime rate of interest, up to Six Million Dollars ($6,000,000) until May 15, 1996, and thereafter, up to Seven Million Five Hundred Thousand Dollars ($7,500,000). Any balance outstanding under the facility will become payable on May 15, 1997. The Company has generally made use of this line of credit to fund large purchases of Rights to Receive meal credits. As of December 8, 1995, the balance owed NationsBank under the line of credit was $3,500,000.

         The Company believes that cash on hand at September 30, 1995, together with the Company's available credit line and earnings generated during the next fiscal year will satisfy the cash flow requirements of the Company's operations during that period.

         Capital expenditures by the Company over the past three fiscal years (approximately $4,296,000) have been due almost exclusively to the Company's development and acquisition of computer hardware and software necessary for the operation of the Cardmember Service Center. The company estimates that it will spend approximately $1,900,000 on capital expenditures, consisting primarily of computer software in fiscal year 1996. Funds for such expenditures will be provided by cash on hand at September 30, 1995, together with cash generated by 1996 operations and the Company's available line of credit.

         The Company's accounts receivable decreased by $563,884 to a total of $1,714,421 at September 30, 1994. The decrease in receivables results from the Company's increasing use of electronic point-of-sale processing for its restaurant transactions. In addition, the Company's inventory of Rights to Receive increased by $8,674,688 to a total of $26,147,400 at September 30, 1995.

         In many instances the Rights to Receive purchased by the Company are secured by the furniture, fixtures and kitchen equipment of the related restaurants as filed pursuant to the

         Uniform Commercial Code. The Company also attempts to obtain personal guarantees from the restaurant owners.

                          Analysis of Rights to Receive

                                           1995          1994          1993
                                           ----          ----          ----
Rights to Receive, beginning of year   $17,472,712   $ 9,968,102   $ 6,148,465

Purchase of Rights to Receive           50,484,752    39,551,092    26,745,324

Write-offs of Rights to Receive         (2,321,571)   (1,574,536)     (701,626)
                                       -----------   -----------   -----------
                                        65,635,893    47,944,658    32,192,163

Cost of sales                           39,488,493    30,471,946    22,224,061
                                       -----------   -----------   -----------

Rights to Receive, end of year         $26,147,400   $17,472,712   $ 9,968,102
                                       ===========   ===========   ===========

         Management of the Company believes that continued increase in the number of restaurants which honor the Transmedia Card (and, therefore, increases in the inventory of Rights to Receive purchased) is essential to attract additional cardmembers, satisfy existing cardmembers and continue the Company's revenues growth. Further, management believes that the purchase of Rights to Receive can be funded generally from cash on hand, from operations and from funds available under the Company's line of credit.

         Cash flow used in operating activities was $843,422 in fiscal year ended September 30, 1995, compared with cash used in operating activities of $1,526,902 and $114,422 in 1994 and 1993, respectively. Cash is primarily used in purchasing Rights to Receive meal credits. Management of the Company anticipates that the expenditure for the purchases of Rights to Receive will continue to increase as the Company expands the number of participating full service restaurants available to its cardmembers.

         Cash used in investing activities was $2,020,055 in the fiscal year ended September 30, 1995, compared with $1,860,978 used in 1994 and $414,716 used in 1993. Cash flow deficits from investing activities were due primarily to the development and acquisition of computer hardware and software necessary for the operation of the Company's Cardmember Service Center. Management believes that cash to be used in investing activities in the fiscal year ended September 30, 1996 will approximate $1,900,000.

         Cash flow provided by financing activities was $2,654,900 for the fiscal year ended September 30, 1995, compared with cash flows provided by financing activities of $861,734 in 1994 and $631,760 in 1993. In 1995, the principal source of cash flow were from borrowings under the Company's bank line of credit and from the exercise of options for common stock. In 1994 and 1993 the principal source of cash flow from financing activities was from the exercise of options for common stock and the conversion of warrants.

         The Company has $2,500,000 available under its line of credit and, additionally, may receive cash from the exercise of outstanding options that are exercisable in fiscal year 1996; however, the Company cannot determine with any certainty whether or in what amounts these options will be exercised.

 ITEM 8.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report                                        17

Financial Statements:
    Consolidated Balance Sheets,
      September 30, 1995 and 1994                                   18

    Consolidated Statements of Income
      for each of the years in the three-year
      period ended September 30, 1995                               19

    Consolidated Statements of Stockholders'
      Equity for each of the years in the three-year
      period ended September 30, 1995                               20

    Consolidated Statements of Cash Flows
      for each of the years in the three-year
      period ended September 30, 1995                               21

    Notes to Consolidated Financial Statements                      23

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and
    Stockholders
Transmedia Network Inc.:

We have audited the accompanying consolidated balance sheets of Transmedia Network Inc. and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1995. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed under Item 14(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transmedia Network Inc. and subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1(c) to the consolidated financial statements, the Company changed its method of accounting for investments as of September 30, 1994 to adopt the provisions of the Financial Accounting Standards Board's SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As discussed in note 1(e) to the consolidated financial statements, the Company changed its method of accounting for advertising costs in 1994 to adopt the provisions of the Accounting Standards Executive Committee's Statement of Position No.
93-7, "Reporting on Advertising Costs."


KPMG Peat Marwick LLP


November 22, 1995
Miami, Florida

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1995 and 1994

                                  ASSETS                                                     1995            1994
                                  ------                                                     ----            ----
Current assets:
     Cash and cash equivalents (note 1)                                                 $  2,270,322       2,478,899
     Accounts receivable, less allowance for doubtful
       accounts of $15,000 and $25,000 in 1995 and 1994, respectively                      1,714,421       2,278,305
     Rights to receive                                                                    26,147,400      17,472,712
     Prepaid expenses and other current assets                                               708,253         570,964
     Deferred income taxes (note 7)                                                          441,285         568,200
                                                                                        ------------     -----------
                   Total current assets                                                   31,281,681      23,369,080
Securities available for sale, at fair value (note 3)                                      2,899,691       2,341,141
Property and equipment, net (note 2)                                                       3,471,700       2,147,476
Other assets                                                                                 133,430         320,983
                                                                                        ------------     -----------
                   Total assets                                                         $ 37,786,502      28,178,680
                                                                                        ============     ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
Current liabilities:
       Accounts payable - Rights to receive                                             $  4,933,070       3,642,331
       Accounts payable - reimbursable tax and tips                                          428,000         551,630
       Accounts payable - other                                                            1,663,754       1,297,312
       Income taxes payable (note 7)                                                            -            333,239
       Accrued expenses (note 4)                                                           1,028,561         844,479
                                                                                        ------------     -----------
                   Total current liabilities                                               8,053,385       6,668,991
Line of credit (note 12)                                                                   2,000,000            -
Deferred membership and renewal fee income, net (note 1)                                   1,178,234         836,632
Deferred income taxes (note 7)                                                             1,701,670       1,517,627
                                                                                        ------------     -----------
                   Total liabilities                                                      12,933,289       9,023,250
                                                                                        ------------     -----------
Stockholders' equity (notes 5 and 6):
     Preferred stock, $.10 par value per share                                                  -               -
     Common stock, $.02 par value per share                                                  202,375         192,370
     Additional paid-in capital                                                           10,513,055       9,478,193
     Unrealized gain on securities available for sale (net of
       deferred income taxes of $1,021,679 in 1995 and
       $886,068 in 1994)                                                                   1,598,011       1,275,073
     Retained earnings                                                                    12,539,772       8,209,794
                                                                                        ------------     -----------
                   Total stockholders' equity                                             24,853,213      19,155,430
Commitments (notes 5, 10 and 11)
                                                                                        ------------     -----------
                   Total liabilities and stockholders' equity                           $ 37,786,502      28,178,680
                                                                                          ==========      ==========

See accompanying notes to consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

     For each of the years in the three-year period ended September 30, 1995

                                                                             1995             1994            1993
                                                                             ----             ----            ----
Revenues:
  Net sales                                                             $ 58,792,454       45,605,656      33,512,234
  Membership and renewal fee income                                        3,509,421        2,631,624       1,686,423
  Continuing franchise fee and royalty income                              2,633,031        1,503,028         360,076
  Commission income                                                          605,441          405,054            -
                                                                        ------------      -----------     -----------
                                                                          65,540,347       50,145,362      35,558,733

Cost of sales                                                             39,488,493       30,471,946      22,224,061
                                                                        ------------      -----------     -----------
    Gross profit                                                          26,051,854       19,673,416      13,334,672
Selling, general and administrative expenses                              18,999,591       14,072,087       9,909,239
                                                                        ------------      -----------     -----------
    Operating income                                                       7,052,263        5,601,329       3,425,433
                                                                        ------------      -----------     -----------
Other income (expense):
  Initial franchise fee and license
    fee income, net of expense                                               608,211        1,472,000         914,400
  Merger and acquisition expenses                                           (294,600)            -               -
  Interest and other income                                                  336,742          290,197         228,055
  Interest expense and financing costs                                      (116,190)          (5,104)        (11,063)
                                                                        ------------      -----------     -----------

                                                                             534,163        1,757,093       1,131,392
                                                                        ------------      -----------     -----------
Income before income taxes                                                 7,586,426        7,358,422       4,556,825
  Income taxes (note 7)                                                    2,958,700        2,951,800       1,822,600
                                                                        ------------      -----------     -----------

  Net income                                                            $  4,627,726        4,406,622       2,734,225
                                                                        ============      ===========     ===========

Net income per common and common equivalent share:
  Primary                                                                    $ .46              .44             .29
                                                                               ===              ===             ===
  Fully diluted                                                              $ .46              .44             .28
                                                                               ===              ===             ===

Weighted average number of common and
 common equivalent shares outstanding:
  Primary                                                                 10,112,326        9,980,302       9,484,804
                                                                          ==========      ===========     ===========
  Fully diluted                                                           10,112,326       10,024,175       9,596,683
                                                                          ==========      ===========     ===========

See accompanying notes to consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     For each of the years in the three-year period ended September 30, 1995

                                                           COMMON STOCK
                                                     -----------------------    ADDITIONAL    UNREALIZED
                                                        NUMBER                    PAID-IN       GAINS,      RETAINED
                                                      OF SHARES       AMOUNT      CAPITAL        NET        EARNINGS        TOTAL
                                                     ----------    ---------    ----------    ----------   ----------    ----------
Balance, September 30, 1992                           3,922,652    $  78,453     7,617,636         -        1,742,297     9,438,386
   Net income                                              -            -             -            -        2,734,225     2,734,225
   Exercise of stock options                            200,492        4,010       202,082         -             -          206,092
   Income tax benefit related to stock option plan         -            -          425,668         -             -          425,668
   Three-for-two stock split                          2,061,572       41,231          -            -          (41,231)         -
   Dividend                                                -            -             -            -         (185,542)     (185,542)
                                                     ----------    ---------    ----------    ----------   ----------    ----------
Balance, September 30, 1993                           6,184,716      123,694     8,245,386         -        4,249,749    12,618,829
   Net income                                              -            -             -            -        4,406,622     4,406,622
   Three-for-two stock split                          3,177,607       63,552          -            -          (63,552)         -
   Exercise of stock options                            189,758        3,795       181,404         -             -          185,199
   Income tax benefit related to stock option plan         -            -          663,104         -             -          663,104
   Conversion of warrants to stock                       66,397        1,329       388,299         -             -          389,628
   Dividend                                                -            -             -            -         (383,025)     (383,025)
   Unrealized gains, net                                   -            -             -       1,275,073          -        1,275,073
                                                     ----------    ---------    ----------    ---------    ----------    ----------
Balance, September 30, 1994                           9,618,478      192,370     9,478,193    1,275,073     8,209,794    19,155,430
     Net income                                            -            -             -            -        4,627,726     4,627,726
     Exercise of stock options                          221,905        4,438       341,820         -             -          346,258
     Income tax benefit related to stock
     option plan                                           -            -          688,610         -             -          688,610
   Dividend                                                -            -             -            -         (397,861)     (397,861)
     Acquisition of franchise                           278,387        5,567         4,432         -          100,113       110,112
     Unrealized gains, net                                 -            -             -         322,938          -          322,938
                                                     ----------    ---------    ----------    ---------    ----------    ----------
Balance, September 30, 1995                          10,118,770    $ 202,375    10,513,055    1,598,011    12,539,772    24,853,213
                                                     ==========    =========    ==========    =========    ==========    ==========

See accompanying notes to consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

     For each of the years in the three-year period ended September 30, 1995

                                                                             1995            1994            1993
                                                                             ----            ----            ----
Cash flows from operating activities:
       Net income                                                       $ 4,627,726       4,406,622       2,734,225
       Adjustments to reconcile net income to net
        cash used in operating activities:
           Depreciation and amortization                                    693,960         360,621         183,444
           Deferred income taxes                                            175,347        (111,068)        (77,200)
           Loss on disposal of property and equipment                         4,090          71,717          21,599
           Changes in assets and liabilities:
               Accounts receivable                                          563,884        (712,218)       (109,622)
               Rights to receive                                         (8,674,688)     (7,504,610)     (3,819,637)
               Prepaid expenses and other current
                  assets                                                   (137,289)       (408,475)        (53,590)
               Other assets                                                 177,553        (203,876)       (294,824)
               Accounts payable - Rights to receive                       1,290,739       1,907,463          98,596
               Accounts payable - other                                     242,812         592,414         468,243
               Income taxes payable                                        (333,240)        108,901         355,730
               Accrued expenses                                             184,082          43,583         150,594
               Deferred membership and renewal fee
                  income                                                    341,602         (77,976)        228,020
                                                                        -----------      -----------     ----------
                        Total adjustments                                (5,471,148)     (5,933,524)     (2,848,647)
                                                                        -----------      -----------     -----------
                        Net cash provided by (used in)
                         operating activities                              (843,422)     (1,526,902)       (114,422)
                                                                        -----------      -----------     ----------
Cash flow from investing activities:
       Additions to property and equipment                               (2,020,055)     (1,687,478)       (414,716)
       Purchase of securities available for sale                               -           (180,000)           -
       Proceeds from sale of property and equipment                            -              6,500            -
                                                                        -----------      ----------      ----------
                        Net cash used in investing activities            (2,020,055)     (1,860,978)       (414,716)
                                                                        -----------      ----------      ----------
Cash flows from financing activities:
       Net borrowings (repayments) on note payable
        to bank under revolving line of credit                            2,000,000            -               -
       Conversion of warrants and options for
        common stock, net of tax benefits                                 1,034,868       1,237,931         631,760
       Dividends paid                                                      (379,968)       (376,197)           -
                                                                        -----------      ----------      ----------

                        Net cash provided by financing
                         activities                                       2,654,900         861,734         631,760
                                                                        -----------      ----------      ----------

                                                                                                         (Continued)
                                      -21-



                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                                                             1995            1994            1993
                                                                             ----            ----            ----
                        Net (decrease) increase in cash                 $  (208,577)     (2,526,146)        102,622
Cash and cash equivalents, beginning of year                              2,478,899       5,005,045       4,902,423
                                                                        -----------      ----------      ----------
Cash and cash equivalents, end of year                                  $ 2,270,322       2,478,899       5,005,045
                                                                        ===========      ==========      ==========

Supplemental disclosures of cash flow information:
       Cash paid during the year for:
        Interest                                                        $   102,184            -                234
                                                                        ===========      ==========      ==========
        Income taxes                                                    $ 2,138,000       2,293,855       1,118,402
                                                                        ===========      ==========      ==========

Supplemental schedule of noncash investing and financing activities:
    Noncash investing and financing activities:
        During the years ended September 30, 1995 and 1994, the Company adjusted its available for sale investment portfolio to fair value; resulting in a net increase to stockholders' equity of $322,938 and $1,275,073, net of deferred income taxes.
        On March 23, 1995 and September 18, 1995, the Company declared a cash dividend of $.02 per share of common stock outstanding, payable on April 21, 1995 and October 19, 1995, respectively, to stockholders' of record at close of business on April 7, 1995 and October 5, 1995, respectively. At September 30, 1995, the dividend payable of $210,263 is recorded in accrued expenses.
        On March 22, 1994, and September 19, 1994, the Company declared a cash dividend of $.02 per share of common stock outstanding, payable on April 22, 1994 and October 20, 1994, respectively, to stockholders of record at close of business on April 8, 1994 and October 6, 1994, respectively. At September 30, 1994, the dividend payable of $192,370 is recorded as accrued expenses.
        On September 20, 1993, the Company declared a cash dividend of $.03 per share of common stock outstanding, payable on October 21, 1993 to stockholders of record at close of business on October 7, 1993. At September 30, 1993, the dividend payable of $185,542 is recorded as accrued expenses.

See accompanying notes to consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1995, 1994 and 1993

(1)      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)    DESCRIPTION OF BUSINESS

                Transmedia Network Inc. and subsidiaries' (the "Company") main business activity is to acquire rights to receive goods and services from restaurants and other establishments ("Rights to receive"), which are then sold to the Company's cardholders for cash. These Rights to receive are primarily purchased by the Company for cash.

                The Company's primary area of operations includes the North and Southeast Florida area, the New York and Chicago metropolitan areas, Boston and Philadelphia, as well as its surrounding areas, including Delaware. Franchised areas include most of New Jersey, Washington, D.C., Maryland, Virginia, Texas, Oregon, North and South Carolina; Atlanta, Georgia, and parts of Tennessee, and California, including parts of Nevada and the state of Washington. Licensing arrangements exist for the United Kingdom, Canada, and Europe, as well as the Asia-Pacific region.

                During 1993, the Company created two wholly owned subsidiaries:
                Transmedia Associated Restaurants Inc. ("TARI") and TMNI International Incorporated ("TMNI"). Effective October 1, 1994, Transmedia Network Inc. established a new corporate structure consisting of three wholly owned subsidiaries: Transmedia Restaurant Company Inc., which replaced TARI, and is in charge of all restaurant-oriented functions of the Company; TMNI is responsible for all foreign licensing; and Transmedia Service Company Inc. which is responsible for all card member-related facets of the business, including the card member service center, and domestic franchising. All intercompany accounts and transactions have been eliminated in consolidation.

         (B)    RIGHTS TO RECEIVE

                Rights to receive are composed primarily of food and beverage credits from restaurants. Rights to receive are stated at the gross amount of the commitment to the establishment (approximately 50 percent of the retail value of Rights to receive obtained). Accounts payable-Rights to receive represent the unfunded portion of the total commitments. Cost is determined by the first-in, first-out method. The Company reviews the realizability of the Rights to receive on a periodic basis, provides for write offs of rights to receive and writes off Rights to receive from restaurants that have ceased operations or whose credits are not utilized by cardholders. These write offs

                                                                     (Continued)
                                      -23-

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                are offset by recoveries from restaurants. Gross write offs of Rights to receive were $2,321,571, $1,574,536 and $701,626 for the years ended September 30, 1995, 1994 and 1993, respectively.

         (C)    SECURITIES AVAILABLE FOR SALE

                The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, ("SFAS 115") effective September 30, 1994. Under SFAS 115, the Company is required to classify any debt and marketable equity securities in one of three categories: trading, available for sale, or held to maturity.

                Securities available for sale are recorded at fair value. Realized gains and losses from the sale of securities available for sale are computed using the specific identification method. Unrealized gains and losses, net of the related tax effects, on securities are recorded as a separate component of stockholders' equity until realized.

         (D)    PROPERTY AND EQUIPMENT

                Property and equipment are stated at cost. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is calculated over the shorter of the lease term or estimated useful life of the asset.

         (E)    DEFERRED MEMBERSHIP AND RENEWAL FEE INCOME, NET

                Statement of Position No. 93-7 ("SOP 93-7"), REPORTING ON ADVERTISING COSTS, was issued by the Accounting Standards Executive Committee ("AcSEC") in December 1993, effective for years beginning after June 15, 1994, with earlier adoption encouraged. This statement provides guidance for reporting direct-response advertising costs, with future economic benefits, as assets when the costs are incurred and amortizing the costs to expense in the current and subsequent periods. Effective October 1, 1993, the Company adopted SOP 93-7.


                Deferred membership and renewal fee income is billed in advance and amortized, straight-line, over the period of membership. Under SOP 93-7, certain advertising costs are capitalized and offset against the deferred membership income. The advertising costs are amortized, straight-line, over 24 months, which is the estimated life of the average cardholder. The advertising costs capitalized by the Company represent initial membership acquisition costs resulting from direct-response campaign costs which are recorded as incurred. Campaign costs include incremental direct costs of direct-response advertising, such as printing of brochures, campaign applications and mailings; as well as, payroll and payroll-related costs paid to employees directly related to the campaigns and to outside sources.

                                                                     (Continued)
                                      -24-

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                The effect of the change in accounting principle on income for the fiscal year ended September 30, 1994 is as follows:

                Effect on:
                    Membership and renewal fee income             $ (137,994)
                                                                     =======
                    Selling, general and administrative expenses     821,125
                                                                     =======
                    Net income                                       403,047
                                                                     =======
                    Net income per common and common equivalent      $ .04
                                                                       ===

                Deferred membership and renewal fee income, net is classified as a noncurrent liability since working capital will not be required as the deferred income is recognized over future periods. Deferred membership and renewal fee income, net, is comprised of the following:

                                                                           SEPTEMBER 30,
                                                               -------------------------------
                                                                        1995           1994
                                                                        ----           ----
                   Deferred membership and renewal fee income,
                        gross                                       $ 2,866,916       1,519,763
                   Unamortized advertising costs                     (1,688,682)       (683,131)
                                                                    -----------       ---------
                   Deferred membership and renewal fee income,
                        net                                         $ 1,178,234         836,632
                                                                    ===========       =========



                Advertising costs charged directly to expense were $551,399 and $549,156 during the year ended September 30, 1995 and 1994, respectively.

                The pro forma effect on income for the year ended September 30, 1993, assuming the change in accounting principle had been applied retroactively, is as follows:

                        Membership and renewal fee income            $ (242,873)
                                                                       ========

                        Selling, general and administrative expenses    709,934
                                                                       ========

                        Net income                                      280,236
                                                                       ========

                        Net income per common and common equivalent     $ .03
                                                                          ===

         (F)    FRANCHISE AND LICENSE FEE INCOME

                Continuing franchise fee revenues are based on the franchisees' sales and are

                                                                     (Continued)

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                recognized when earned.

                Initial franchise fees and license fees are recognized when material services or conditions relating to the sale have been substantially performed. Initial franchise fees and license fees consist of the following:

                                                                                        SEPTEMBER 30,
                                                                         ---------------------------------------------
                                                                             1995             1994             1993
                                                                             ----             ----             ----
               Initial franchise and license fees                        $  725,000        1,680,000        1,200,000
               Initial franchise and license expenses                      (116,789)        (208,000)        (285,600)
                                                                           --------        ---------        ---------

                                                                         $  608,211        1,472,000          914,400
                                                                           ========        =========        =========

         (G)    NET SALES

                Net sales represent the retail value usage of the rights to receive sold, less the 25 percent discount offered to the Company's cardholders.



                                                                     (Continued)
                                      -26-

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (H)    INCOME TAXES

                The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (I)    INCOME PER COMMON AND COMMON EQUIVALENT SHARE

                Primary income per common and common equivalent share is computed by dividing net income by the weighted average number of common stock outstanding and common stock equivalents. Fully diluted income per share computation reflects the effect of common shares contingently issuable upon the exercise warrants in periods in which such exercise would cause dilution. Fully diluted income per share also reflects additional dilution related to stock options due to the use of the market price at the end of the period, when higher than the average price for the period. Fully diluted income per share in 1993 was computed based on the closing price of the common stock at September 30, 1993.

         (J)    CASH AND CASH EQUIVALENTS

                Cash and cash equivalents are instruments with original maturities of three months or less.

         (K)    RECLASSIFICATION

                Certain prior year amounts have been reclassified to conform with the 1995 presentation.

         (L)    COMMISSION INCOME

                Commission income represents income for advertising services provided by the Company to restaurants or other establishments, other than services derived from the purchase of rights to receive in advance.

                                                                    (Continued)

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)      PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                                                 ESTIMATED
                                                                        SEPTEMBER 30,           USEFUL LIVES
                                                                  --------------------------    ------------
                                                                      1995           1994
                                                                      ----           ----
                 Furniture and fixtures                          $   169,875        148,803        5 years
                 Office equipment                                  4,334,136      2,370,364        5 years
                 Leasehold improvements                               61,272         53,447     life of lease
                                                                 -----------      ---------
                                                                   4,565,283      2,572,614
                 Less accumulated depreciation                     1,093,583        425,138
                                                                 -----------      ---------

                                                                 $ 3,471,700      2,147,476
                                                                 ===========      =========

         Depreciation expense for the years ended September 30, 1995 and 1994 was $683,960 and $350,522, respectively.

(3)      SECURITIES AVAILABLE FOR SALE

         Securities available for sale are recorded at fair value and consist of shares of common stock of various companies with an aggregate cost of $280,000 and $180,000 as of September 30, 1995 and 1994. Gross
         unrealized gains and losses were $2,161,141 and $-0- as of September 30, 1994 and $2,685,941 and $66,250 as of September 30, 1995,
         respectively. There were no realized gains or losses for the years ended September 30, 1995 and 1994.

(4)      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the year ended September 30, 1995 are net of $375,000 received by the Company from an outside promoter.

(5)      STOCK OPTION PLAN

         Under the Company's 1987 Stock Option and Rights Plan (the "Plan"), the Company may grant stock options and related stock appreciation rights to persons who are now or who during the term of the Plan become key employees (including those who are also directors) and independent sales agents. Stock options granted under the Plan may either be incentive stock options or nonqualified stock options for federal income tax purposes. The Plan, as amended in 1992, provides that the Stock Option Committee of the Board of Directors may grant stock options or stock appreciation rights with respect to a maximum of 1,012,500 shares of common stock at a price not less than the fair market value at the date of grant for qualified and nonqualified stock options. The exercise price under an incentive stock option granted to a person owning stock representing more than 10 percent of the common stock must equal at least 110 percent of the fair market value at the date of grant. Options are exercisable beginning not less than one year after date of grant. All options expire either five or ten years from the date of grant and each becomes exercisable in installments of 25 percent of the underlying shares for each year the option is outstanding, commencing on the first anniversary of the date of grant.

         The following table summarizes the stock options granted and exercised during 1995 and 1994:

                                                           1995         1994
                                                           ----         ----
        Total stock options granted - common stock       165,500      152,500
                                                         =======      =======

        Total stock options exercised - common stock     221,905      255,956
                                                         =======      =======

                                                                     (Continued)
                                      -28-

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Average exercise price                            $ 1.56        $ .72
                                                            ====          ===

        Nonqualified stock options exercised -
          common stock                                   208,686      171,861
                                                         =======      =======

           Current windfall tax benefit                $ 688,610      663,104
                                                         =======      =======

        Total warrants converted to common stock            -          85,444
                                                         =======      =======

           Average exercise price                         $ 4.56       $ 4.56
                                                            ====         ====

         At September 30, 1995 and 1994, options under the Plan to purchase 509,529 and 383,123 shares of common stock are outstanding as follows:

                                                        SEPTEMBER 30, 1995
                                               ------------------------------------
                      ISSUANCE                    NUMBER OF            EXERCISE           EXPIRATION
                        DATE                        SHARES               PRICE               DATE
                        ----                        ------               -----               ----
                March 1992                          33,750            $  3.8889          March 1997
                May 1992                           102,093               4.8333          May 1997
                September 1993                      78,186               7.4445          September 2003
                February 1994                       37,500              12.2500          February 2004
                March 1994                          97,500              15.0000          March 2004
                March 1995                         135,500              12.2500          March 2005
                August 1995                         25,000               9.2500          August 2005
                                                   -------
                                                   509,529
                                                   =======

                                                        SEPTEMBER 30, 1994
                                               ------------------------------------
                      ISSUANCE                    NUMBER OF            EXERCISE           EXPIRATION
                        DATE                        SHARES               PRICE               DATE
                        ----                        ------               -----               ----
                July 1990                            7,594            $  0.6845          July 1995
                March 1992                          42,187               3.8889          March 1997
                May 1992                           102,093               4.8333          May 1997
                September 1993                      78,749               7.4445          September 2003
                February 1994                       37,500              12.2500          February 2004
                March 1994                         105,000              15.0000          March 2004
                September 1994                      10,000              12.2500          September 2004
                                                   -------
                                                   383,123
                                                   =======

                                                                     (Continued)

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In addition to the options under the Plan, at September 30, 1995 and 1994, the Company has issued the following nonqualified options to purchase an additional 421,250 and 621,562 shares of common stock outstanding as follows:

                                                        SEPTEMBER 30, 1995
                                               ------------------------------------
                      ISSUANCE                    NUMBER OF            EXERCISE           EXPIRATION
                        DATE                        SHARES               PRICE               DATE
                        ----                        ------               -----               ----
                March 1992                         168,750            $  3.8889          March 1997
                May 1992                           135,000               4.8333          May 1997
                September 1993                     112,500               7.4445          September 1998
                May 1995                             5,000              11.375           May 2000
                                                   -------
                                                   421,250
                                                   =======

                                                        SEPTEMBER 30, 1994
                                               ------------------------------------
                      ISSUANCE                    NUMBER OF            EXERCISE           EXPIRATION
                        DATE                        SHARES               PRICE               DATE
                        ----                        ------               -----               ----
                March 1990                         151,877            $  0.3703          March 1995
                March 1992                         210,935               3.8889          March 1997
                May 1992                           135,000               4.8333          May 1997
                September 1993                     123,750               7.4445          September 1998
                                                   -------

                                                   621,562
                                                   =======

         During 1995 and 1994, expired or canceled stock options totaled 17,500 and 56,250, respectively.

(6)      STOCKHOLDERS' EQUITY

         The Company has 1 million authorized shares of preferred stock, $.10 par value per share; none of which has been issued.

         Effective March 22, 1994, the Company effected a three-for-two stock split recorded in the form of a 50 percent stock dividend on its common stock. All references to the number of common shares and per common share amounts have been restated to reflect the split.

                                                                     (Continued)

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         During March 1994, the Company amended its Certificate of Incorporation to increase the number of shares of authorized common stock from 10 million to 20 million.

(7)      INCOME TAXES

         The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 1995 and 1994 are as follows:

                                                                                          1995          1994
                    Deferred tax assets:
                           Rights to receive                                          $   351,000       287,000
                           Advertising                                                       -          199,077
                           Accrued expenses                                                84,435        71,873
                           Accounts receivable                                              5,850        10,250
                                                                                      -----------     ---------

                               Total gross deferred tax assets                            441,285       568,200
                           Less valuation allowance
                                                                                      -----------     ---------
                               Net deferred tax assets                                    441,285       568,200
                                                                                      -----------     ---------

                    Deferred tax liabilities:
                           Securities available for sale                                1,021,679       886,068
                           Deferred advertising costs                                     658,586       600,511
                           Property and equipment                                          21,405        31,048
                                                                                      -----------     ---------

                               Total gross deferred tax
                                   liabilities                                          1,701,670     1,517,627
                                                                                      -----------     ---------
                    Net deferred tax (liability) asset                                $(1,260,385)     (949,427)
                                                                                      ===========     =========

                                                                     (Continued)

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         There was no valuation allowance for deferred tax assets as of September 30, 1995 and 1994. The increase in deferred taxes related to securities available for sale during 1995 was $135,611.

         Income tax expense (benefit) for the years ended September 30, 1995 and 1994 is as follows:

                                             CURRENT     DEFERRED      TOTAL
                                             -------     --------      -----
                1995:
                       U.S. federal       $ 2,239,433     141,081    2,380,514
                       State and local        543,920      34,266      578,186
                                          -----------    --------    ---------

                                          $ 2,783,353     175,347    2,958,700
                                          ===========    ========    =========

                1994:
                       U.S. federal       $ 2,248,451      (8,336)   2,240,115
                       State and local        814,417    (102,732)     711,685
                                          -----------    --------    ---------

                                          $ 3,062,868    (111,068)   2,951,800
                                          ===========    ========    =========

                1993:
                       U.S. federal       $ 1,415,670     (77,200)   1,338,470
                       State and local        484,130        -         484,130
                                          -----------    --------    ---------

                                          $ 1,899,800     (77,200)   1,822,600
                                          ===========    ========    =========

         Reconciliation of the statutory federal income tax rate and the Company's effective rate for the years ended September 30, 1995, 1994 and 1993, is as follows:

                                                  1995                       1994                         1993
                                       -------------------------   -------------------------   ------------------------
                                                     % OF PRETAX                 % OF PRETAX                % OF PRETAX
                                          AMOUNT      EARNINGS        AMOUNT      EARNINGS        AMOUNT     EARNINGS
                                          ------      --------        ------      --------        ------     --------
         Federal tax rate              $ 2,579,385      34.0%      $ 2,501,863      34.0%      $ 1,549,321     34.0%
         State and local taxes,
              net of federal
              income tax benefit           440,620       5.8           344,705       4.7%          319,526      7.0%
         Other                             (61,305)     (0.9)          105,232       1.4%          (46,247)    (1.0)
                                       -----------      ----       -----------      ----       -----------     ----
                                       $ 2,958,700      38.9%      $ 2,951,800      40.1%      $ 1,822,600     40.0%
                                       ===========      ====       ===========      ====       ===========     ====

                                                                     (Continued)

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)      FRANCHISE AGREEMENTS

         The Company, as franchiser, has entered into various 10-year franchising agreements with franchisees. In accordance with these agreements, the Company agreed to provide marketing, advertising, training and other administrative support. All material services or conditions relating to the franchise sales have been substantially performed or satisfied by the Company as of September 30, 1995. In addition, the Company agrees to grant a territory with at least 625 full-service restaurants that accept certain major credit cards; and will continue to develop trademarks for itself and the system of franchisees. The Company also agrees to pay a commission to the franchisees in an amount equal to 40 percent of the initial membership cardholders' fees for all new cardholders solicited by the franchisees.

         The franchisees are responsible for soliciting restaurants and cardholders, paying consideration to the restaurants to obtain Rights to receive meal and beverage credits, and maintaining adequate insurance. During 1994, the Company funded two of its franchisees through the issuance of notes receivable totaling $220,000 (included in other assets). Such notes are secured by Rights to receive purchased by such franchisees in their respective geographic territories. As of September 1995, no amounts were outstanding for these notes.

         In consideration for granting the franchises, the franchisees paid the Company initial franchise fees and an initial fee to the Company's advertising and development fund. Continuing fees to be paid by the franchisees are as follows:


         /bullet/ 7.5 percent of the total meal credits used within the franchisee's territory.

         /bullet/ 2.5 percent of the total meal credits used within the franchisee's territory to be deposited into the advertising and development fund.

         /bullet/ A processing fee of $0.20 per sale transaction slip forwarded to the Company from the franchisee's territory.

         /bullet/ A weekly service charge of $0.23 per participating restaurant in the franchisee's territory.

         In connection with the sale of three franchises in 1992, the Company accepted notes as payment for amounts owed to the advertising and development fund. The Company had recorded a like amount in accounts payable - other in the accompanying consolidated financial statements. During 1993, the Company forgave the remaining balance of approximately $186,000 due on the notes from the franchisees, and wrote this amount off against the related accounts payable - other. As of September 30, 1995 and 1994, the Company maintained $1,068 and $1,052, respectively, in its advertising and development fund, which is included as cash in the accompanying consolidated financial statements. These funds may be used in the Company's sole discretion to meet any and all costs of maintaining, administering, directing and preparing advertising for purposes of enhancing the franchise system, the Restaurant Card and for soliciting and marketing to restaurants and Restaurant Card holders.

                                                                     (Continued)
                                      -33-

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company received 60,000 and 35,000 shares of publicly traded common stock in connection with the sale of its fourth and fifth franchise territories during 1994 and 1995, respectively, which now represents
         2.3 percent of the franchisee's common stock. The shares are included in Securities available for sale. In addition, the chairman and a director of the Company own 0.3 percent and 6.5 percent of the franchisee's common stock, respectively.

(9)      LICENSE AGREEMENTS

         In March 1994, the Company entered into an agreement for an exclusive perpetual license of its software and trademark in the Asia-Pacific region. In accordance with the agreement, the Company agreed to assist the licensee with training relating to sales, administration, technology and operations of the business. All material services or conditions relating to the license sale had been substantially performed or satisfied by the Company as of September 30, 1994. The licensee may grant sublicenses in the territory and is responsible for the operations of the business in the Asia-Pacific region, including procuring member restaurants and providing related services and activities throughout the territory.

         In consideration for granting the exclusive license, the licensee paid the Company in fiscal 1994 a license fee totaling $1,250,000 for the master license agreement and has granted to the Company a 5 percent equity interest in the new entity which will operate in Australia and New Zealand. The shares comprising the equity interest are included in Securities available for sale. Continuing fees to be paid by the licensee are as follows:

         /bullet/ 25 percent of any amounts that the licensee receives from any sublicensee within the territory, other than Australia and New Zealand. Such amounts shall include, but not be limited to, royalty payments, transfer fee payments and up-front sublicense fee payments. The portion of the up-front sublicense fee paid to the Company shall not be less than $250,000, unless otherwise agreed to by the Company, and in no event less than $500,000, for each of the People's Republic of China and Japan.

         /bullet/ Royalty of 2 percent of gross sales of the Australia and New
                  Zealand sublicensee, and 25 percent of any other amounts that the licensee receives from the sublicensee.

         The Company has an agreement for an exclusive perpetual license of its software and trademarks in the continent of Europe. In accordance with this agreement, the Company agreed to assist the licensee with training relating to sales, administration, technology, and operations of the business. All material services or conditions relating to the license sale have been substantially performed or satisfied by the Company. The licensee may grant sublicenses in the territory and is responsible for the operations of the business in Europe, including procuring members restaurants and providing related services and activities throughout the territory.

         In consideration for granting the exclusive license, the licensee paid the Company in August 1993, a license fee of $1,125,000 for the master license agreement and has granted to the Company a 5 percent equity interest in the new entity which will operate in the United Kingdom. Continuing fees to be paid by the licensee are as follows:

         /bullet/ 25 percent of any amounts that licensee receives from any sublicensee within the territory, other than the

                                                                     (Continued)

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  United Kingdom. Such amounts shall include, but not be limited to, royalty payments, transfer fee payments and up-front sublicense fee payments. The portion of the up-front sublicense fee paid to the Company shall not be less than $250,000, unless otherwise agreed to by the Company.

         /bullet/ Royalty of 2 percent of gross sales of the United Kingdom sublicensee, and 25 percent of any other amounts that the licensee receives from the sublicensee.

         During 1995, the Company received $250,000 from the European licensee when it exercised its right to sub-license within the territory.

(10)     LEASES

         The Company leases certain equipment and office space under long-term lease agreements.

         Future minimum lease payments under noncancelable operating leases as of September 30, 1995 are as follows:

                            Year ending
                           September 30,

                               1996                      $ 326,863
                               1997                        129,715
                               1998                         42,923
                               1999                         29,425
                               2000                         26,974
                                                         ---------

                    Total minimum lease payments         $ 555,900
                                                         =========

         Rent expense charged to operations was $292,907, $263,821, and $218,121 for the years ended September 30, 1995, 1994 and 1993, respectively.

(11)     COMMITMENTS

         On July 14, 1995, the Company entered into an unconditional guaranty agreement with a financial institution, to extend credit in the amount of $450,000 to a franchisee. On October 1, 1994, the Company amended its employment agreement with its president through September 30, 1997. The agreement provides for salary at an annual rate of $275,000 through September 30, 1995; $300,000 through September 30, 1996; and $350,000 through September 30, 1997, plus 5 percent of the Company's pretax income not to exceed $600,000 for the fiscal years ended September 30, 1995 and 1996 and $700,000 for the fiscal year ended September 30, 1997. In addition, in the event of a sale of the Company, the president has the right to resign from his positions with Transmedia within one year and receive $1 million upon such resignation.

         On November 24, 1993 the Company also entered into a consulting agreement with its president to commence

                                                                     (Continued)
         on September 30, 1997 through January 1, 2005. The agreement provides compensation at an annual amount equal to 50 percent of the sum of the highest base salary and bonus received by the president in any year under the employment agreement, discussed above, not to exceed in any one year during the term of the consulting agreement, 10 percent of the Company's prior year's pre-tax income, but in any event not less than $100,000.

         On October 1, 1994, the Company also amended an employment agreement with an executive vice president through September 30, 1997. The agreement provides for salary at an annual rate of $180,000 through September 30, 1995; $250,000 through September 30, 1996; and $300,000 through September 30, 1997, plus 3 percent of the increase in the Company's pretax income over the prior fiscal year for fiscal years 1995, 1996 and 1997. In addition, this executive received a $150,000 signing bonus, forfeitable pro rata over the term of the agreement. In the event of a sale of the Company, this executive has the right to resign from his positions with Transmedia within one year and receive $750,000 upon such resignation.

         On October 31, 1994, the Company approved a severance plan for selected officers and key employees of the Company. This plan offers one year of salary for each year of service with the Company, up to a maximum of three years, if, within the two-year period following a change in control of the Company, the individual is terminated or voluntarily resigns from the Company.

(12)     LINE OF CREDIT

         On May 15, 1994, the Company obtained a line of credit with a bank for $3 million to be used to finance the purchase of Rights to receive. On June 30, 1995, the Company increased the line of credit to $6 million. As of September 30, 1995 and 1994, $2 million and $-0- was outstanding under this credit facility, respectively. The credit facility has an interest rate of prime and is unsecured. There were no commitment fees and conditions under which the line of credit may be withdrawn.

(13)     BUSINESS AND CREDIT CONCENTRATIONS

         Most of the Company's customers are located in the New York City and Southeast Florida areas. No single customer accounted for more than 5 percent of the Company's sales in any fiscal year presented.

         No single restaurant's Rights to receive balance was greater than 5 percent of the total Rights to receive balance at September 30, 1995 or 1994.

(14)     BUSINESS COMBINATIONS

         On July 1, 1995, the Chicago franchisee (the "franchisee"), was merged into the Company, and 278,387 shares of the Company's common stock were issued in exchange for all the outstanding common stock of the franchisee. The merger was accounted for as a pooling of interests and the accompanying financial statements reflect this transaction.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                                  SCHEDULE VIII

                        VALUATION AND QUALIFYING ACCOUNTS

     For each of the years in the three-year period ended September 30, 1995



                                                                                     ADDITIONS
                                                                                    CHARGED TO
                                                  BALANCE,         CHARGED TO          OTHER         OTHER CHANGES
                                                  BEGINNING        COSTS AND         ACCOUNTS:       ADD (DEDUCT):      BALANCE, END
                                                   OF YEAR          EXPENSES         DESCRIBE          DESCRIBE            OF YEAR
                                                   -------          --------         --------          --------            -------
    Accounts receivable:
           Year ended September 30, 1995:
            Allowance for doubtful accounts       $ 25,000           332,528             -             (342,528)(1)         15,000
                                                    ======           =======          =======          ========             ======

           Year ended September 30, 1994:
            Allowance for doubtful accounts       $ 20,000           111,527             -             (106,527)(1)         25,000
                                                    ======           =======          =======          ========             ======

           Year ended September 30, 1993:
            Allowance for doubtful accounts       $ 20,000           100,459             -             (100,459)(1)         20,000
                                                    ======           =======          =======          ========             ======

(1)  Write-offs.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                                   SCHEDULE X

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

     For each of the years in the three-year period ended September 30, 1995

                                             CHARGED TO COSTS AND EXPENSES
                                       -----------------------------------------
        ITEM                               1995         1994          1993
        ----                               ----         ----          ----
     Advertising costs                  $ 551,399     549,156       904,585
                                          =======     =======       =======

Other items are not set forth inasmuch as such items do not exceed 1 percent of net sales as shown in the consolidated statements of income, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information called for by Item 10 is set forth under the heading "Executive Officers of the Registrant" in Part I hereof and in "Election of Directors" in the Company's 1996 Proxy Statement, which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information called for by Item 11 is set forth under the heading "Executive Compensation" in the Company's 1996 Proxy Statement, which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information called for in Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1996 Proxy Statement, which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information called for in Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in the Company's 1996 Proxy Statement, which is incorporated herein by this reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

         The following documents are being filed as part of this Report:

         (a)(1)   Financial Statements:
                    Transmedia Network Inc.
                    See "Index to Financial Statements" contained in Part II,
                    Item 8.

         (a)(2)   Financial Statement Schedules                            PAGE
                                                                           ----
                    Schedule VIII - Valuation and Qualifying Accounts       37
                    Schedule X - Supplementary Income Statement Information 38

         All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

         (a)(3)   Exhibits


DESIGNATION                         DESCRIPTION
-----------                         -----------
2.1 Assignment and Assumption of Franchise Agreements dated September 30, 1994 between Transmedia Network Inc. and the Service Company.(1)

2.2 Capital Contribution dated September 30, 1994 by Transmedia Network Inc. to the Service Company.(1)

2.3 Trademark Contribution dated September 30, 1994 from Transmedia Network to the Service Company.(1)

2.4 Capital Contribution dated September 30, 1994 from Transmedia Network Inc. to the Restaurant Company.(1)

2.5 Administrative Services Agreement dated as of September 30, 1994 between Transmedia Service Company Inc. and Transmedia Restaurant Company Inc.(1)

2.6 Franchise Agreement dated September 30, 1994 between Transmedia Service Company Inc. and Transmedia Restaurant Company Inc.(1)

3.1      Certificate of Incorporation of the Company, as amended.(2)

3.2 Certificate of Amendment to the Certificate of Incorporation of the Company.(9)

3.3 Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on March 22, 1994.(1)

3.4      By-Laws of the Company.(3)

10.2     1987 Stock Option and Rights Plan, as amended.(1)(10)

10.3 Form of Stock Option Agreement (as modified) between the Company and certain Directors and Schedule of Options granted and outstanding (as of September 30, 1995) to such Directors pursuant to the respective Stock Option Agreements with such Directors.

10.4 Employment Agreement dated January 1, 1987 between the Company and Melvin Chasen.(10)(11)

10.5 Amendment dated October 1, 1990 to Employment Agreement between the Company and Melvin Chasen.(4)(10)

10.6 Amendment dated October 1, 1992 to Employment Agreement between the Company and Melvin Chasen.(8)(10)

10.7 Consulting Agreement dated November 24, 1993 between the Company and Melvin Chasen.(9)(10)

10.8 Amendment dated October 1, 1994, to Employment Agreement between the Company and Melvin Chasen.(1)(10)

10.9 Employment Agreement effective April 1, 1992 between the Company and James Callaghan.(9)(10)

10.10 Amendment dated October 1, 1994, to Employment Agreement between the Company and James Callaghan.(1)

10.11 Master License Agreement dated December 14, 1992 between the Company and Conestoga Partners, Inc.(8)

10.12 First Amendment to Master License Agreement dated April 12, 1993, between the Company and Conestoga Partners, Inc.(9)

10.13 Second Amendment to Master License Agreement -- Assignment and Assumption Agreement dated August 11, 1993 among the Company, TMNI International Incorporated and Transmedia Europe, Inc.(9)

10.14 Master License Agreement Amendment No. 3 dated November 22, 1993 between TMNI International Incorporated and Transmedia Europe, Inc.(9)

10.15 Master License Agreement dated March 21, 1994 between TMNI International Incorporated and Conestoga Partners II, Inc. licensing rights in the Asia Pacific region.(1)

21.1     Subsidiaries of Transmedia Network Inc.(1)

23.1     Consent of Independent Auditors.(11)

27       Financial Data Schedule.(11)

99.1 Prospectus of the Company dated July 10, 1992 filed pursuant to the Securities Act of 1933.(5)

99.2 Prospectus of the Company dated August 12, 1992 filed pursuant to the Securities Act of 1933.(6)

99.3     Form of Subscription Agreement.(7)

99.4 Agency Agreement dated April 9, 1992 between the Company and Janney Montgomery Scott Inc.(8)

99.5 Warrant Purchase Agreement dated June 15, 1992 between the Company and Janney Montgomery Scott.(8)


         (1) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated by reference.

         (2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1988, and incorporated by reference thereto.

         (3) Filed as an exhibit to the Post Effective Amendment to the Registration Statement on Form S-1 (Registration No. 33-5036), and incorporated by reference thereto.

         (4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990, and incorporated by reference thereto.

         (5) Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 33-494460), and incorporated by reference thereto.

         (6) Filed as an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 33-49374), and incorporated by reference thereto.

         (7) Filed as an exhibit to the Company's Form 8-K Current Report dated June 15, 1992, and incorporated by reference thereto.

         (8) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, and incorporated by reference thereto.

         (9) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, and incorporated by reference thereto.

         (10) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) hereof.

         (11)     Filed as an exhibit hereto.


         (b) The Company did not file any Form 8-K Current Reports during the fiscal year ended September 30, 1995.

         (c)      Exhibits:

                  See paragraph (a) (3) above for items filed as exhibits to this Annual Report on Form 10-K as required by Item 601 of Regulation S-K.

         (d)      Financial Statement Schedules:

                  See paragraphs (a)(1) and (a)(2) above for financial statement schedules and supplemental financial statements filed as part of this Annual Report on Form 10-K.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       TRANSMEDIA NETWORK INC.

                                                   By: /s/ MELVIN CHASEN
                                                       ------------------------
                                                       Melvin Chasen, President

Dated:  December 27, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

       NAME                           TITLE                         DATE
       ----                           -----                         ----
/s/ MELVIN CHASEN               Director, Chairman             December 27, 1995
-----------------------         of the Board, President
Melvin Chasen                   and Chief Executive
                                Officer

/s/ JAMES M. CALLAGHAN          Director,                      December 27, 1995
-----------------------         Vice President
James M. Callaghan

/s/ JACK AFRICK                 Director                       December 27, 1995
-----------------------
Jack Africk

/s/ HERBERT M. GARDNER          Director                       December 27, 1995
-----------------------
Herbert M. Gardner

/s/ IRWIN HOCHBERG              Director                       December 27, 1995
-----------------------
Irwin Hochberg

/s/ A. BARRY MERKIN             Director                       December 27, 1995
-----------------------
A. Barry Merkin

/s/ HENRY SEIDEN                Director                       December 27, 1995
-----------------------
Henry Seiden

/s/ DAVID L. WEINBERG           Vice President and             December 27, 1995
----------------------          Chief Financial
David L. Weinberg               Officer (Principal
                                Financial and
                                Accounting Officer)

                                  EXHIBIT INDEX

                                                                   SEQUENTIALLY
EXHIBIT NO.               DESCRIPTION OF DOCUMENT                  NUMBERED PAGE
-----------               -----------------------                  -------------

2.1      Assignment and Assumption of Franchise Agreements dated
         September 30, 1994 between Transmedia Network Inc. and the
         Service Company.(1)                                              P

2.2      Capital Contribution dated September 30, 1994 by Transmedia
         Network Inc. to the Service Company.(1)                          P

2.3      Trademark Contribution dated September 30, 1994 from
         Transmedia Network to the Service Company.(1)                    P

2.4      Capital Contribution dated September 30, 1994 from
         Transmedia Network Inc. to the Restaurant Company.(1)            P

2.5      Administrative Services Agreement dated as of September 30,
         1994 between Transmedia Service Company Inc. and Transmedia
         Restaurant Company Inc.(1)                                       P

2.6      Franchise Agreement dated September 30, 1994 between
         Transmedia Service Company Inc. and Transmedia Restaurant
         Company Inc.(1)                                                  P

3.1      Certificate of Incorporation of the Company, as amended.(2)      P

3.2      Certificate of Amendment to the Certificate of
         Incorporation of the Company.(9)                                 P

3.3      Certificate of Amendment to the Certificate of Incorporation
         of the Company, as filed with the Delaware Secretary of State
         on March 22, 1994.(1)                                            P

3.4      By-Laws of the Company.(3)                                       P

10.2     1987 Stock Option and Rights Plan, as amended.(1)(10)            P

10.3     Form of Stock Option Agreement (as modified) between the
         Company and certain Directors and Schedule of Options granted and outstanding (as of September 30, 1995) to such Directors pursuant to the respective Stock Option Agreements with such
         Directors.                                                       49

                                                                   SEQUENTIALLY
EXHIBIT NO.               DESCRIPTION OF DOCUMENT                  NUMBERED PAGE
-----------               -----------------------                  -------------

10.4     Employment Agreement dated January 1, 1987 between the
         Company and Melvin Chasen.(10)(11)                              50
10.5     Amendment dated October 1, 1990 to Employment Agreement
         between the Company and Melvin Chasen.(4)(10)                    P

10.6     Amendment dated October 1, 1992 to Employment Agreement
         between the Company and Melvin Chasen.(8)(10)                    P

10.7     Consulting Agreement dated November 24, 1993 between
         the Company and Melvin Chasen.(9)(10)                            P

10.8     Amendment dated October 1, 1994, to Employment Agreement
         between the Company and Melvin Chasen.(1)(10)                    P

10.9     Employment Agreement effective April 1, 1992 between
         the Company and James Callaghan.(9)(10)                          P

10.10    Amendment dated October 1, 1994, to Employment Agreement
         between the Company and James Callaghan.(1)(10)                  P

10.11    Master License Agreement dated December 14, 1992 between
         the Company and Conestoga Partners, Inc.(8)                      P

10.12    First Amendment to Master License Agreement dated
         April 12, 1993, between the Company and Conestoga                P
         Partners, Inc.(9)

10.13    Second Amendment to Master License Agreement -- Assignment
         and Assumption Agreement dated August 11, 1993 among the
         Company, TMNI International Incorporated and Transmedia
         Europe, Inc.(9)                                                  P

10.14    Master License Agreement Amendment No. 3 dated November 22,
         1993 between TMNI International Incorporated and Transmedia
         Europe, Inc.(9)                                                  P

10.15 Master License Agreement dated March 21, 1994 between TMNI International Incorporated and Conestoga Partners II, Inc.
         licensing rights in the Asia Pacific region.(1)                  P

21.1     Subsidiaries of Transmedia Network Inc.(1)                       P

                                                                   SEQUENTIALLY
EXHIBIT NO.               DESCRIPTION OF DOCUMENT                  NUMBERED PAGE
-----------               -----------------------                  -------------

23.1     Consent of Independent Auditors.(11)                             67

27       Financial Data Schedule.(11)                                     68

99.1     Prospectus of the Company dated July 10, 1992 filed pursuant
         to the Securities Act of 1933.(5)                                P

99.2     Prospectus of the Company dated August 12, 1992 filed
         pursuant to the Securities Act of 1933.(6)                       P

99.3     Form of Subscription Agreement.(7)                               P

99.4     Agency Agreement dated April 9, 1992 between the Company
         and Janney Montgomery Scott Inc.(8)                              P

99.5     Warrant Purchase Agreement dated June 15, 1992 between the
         Company and Janney Montgomery Scott.(8)                          P


         (1) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated by reference.

         (2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1988, and incorporated by reference thereto.

         (3) Filed as an exhibit to the Post Effective Amendment to the Registration Statement on Form S-1 (Registration No. 33-5036), and incorporated by reference thereto.

         (4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990, and incorporated by reference thereto.

         (5) Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 33-494460), and incorporated by reference thereto.

         (6) Filed as an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 33-49374), and incorporated by reference thereto.

                                                                   SEQUENTIALLY
EXHIBIT NO.               DESCRIPTION OF DOCUMENT                  NUMBERED PAGE
-----------               -----------------------                  -------------

         (7) Filed as an exhibit to the Company's Form 8-K Current Report dated June 15, 1992, and incorporated by reference thereto.

         (8) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, and incorporated by reference thereto.

         (9) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, and incorporated by reference thereto.

         (10) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) hereof.

         (11)     Filed as an exhibit hereto.