Form 10-Q
period 1995-12-31
TRANSMEDIA NETWORK INC /DE/
filed 1996-02-09
CIK 78536

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     DECEMBER 31, 1995

OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number   0-4028

                             TRANSMEDIA NETWORK INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              DELAWARE                             84-6028875
   -------------------------------            -------------------
   (State of other jurisdiction of            (I.R.S. Employer
   incorporation or organization)             Identification No.)

                 11900 BISCAYNE BOULEVARD, MIAMI, FLORIDA 33181
               ---------------------------------------------------
               (Address of principal executive offices) (zip code)

                                  305-892-3300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                  Yes [X] No [ ]

The number of shares outstanding of the issuer's Common Stock, $.02 par value, as of January 31, 1996: 10,119,333.


1  of 11

                                    I N D E X

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES

PART I.           FINANCIAL INFORMATION                        PAGE NO.
                                                               --------
Item 1.           Financial Statements:

                  Consolidated Balance Sheets--                  3, 4
                  December 31, 1995 (unaudited)
                  and September 30, 1995 (audited)

                  Consolidated Statements of Income--              5
                  Three months ended December 31,
                  1995 and 1994 (unaudited)

                  Consolidated Statements of Cash Flows--        6, 7
                  Three months ended December 31, 1995
                  and 1994 (unaudited)

                  Notes to Unaudited Consolidated                8, 9
                  Financial Statements

Item 2.           Managements Discussion and Analysis            9, 10
                  of Financial Condition and Results of
                  Operations

PART II.  OTHER INFORMATION                                       11

SIGNATURE                                                         11

2 of 11

Part I-Item 1
Financial Information


                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1995 AND SEPTEMBER 30, 1995


                                       DECEMBER 31,  * SEPTEMBER 30,
                                           1995           1995
                                       (UNAUDITED)
                                       ------------  ---------------
ASSETS

Current assets:

   Cash and cash equivalents             $ 1,496,098    $ 2,270,322
   Accounts receivable, less
     allowance for doubtful accounts:
     December 31, 1995:    $15,000
     September 30, 1995:   $15,000         2,293,633      1,714,421
   Rights to receive                      27,703,112     26,147,400
   Prepaid expenses and other
     current assets                          688,220        708,253
   Deferred income taxes                     441,285        441,285
                                          ----------     ----------
   Total current asssets                  32,622,348     31,281,681
                                          ----------     ----------

Securities available for sale,
   at fair value                           2,657,065      2,899,691
                                          ----------     ----------

Property and equipment                     5,313,152      4,565,283
   Less accumulated depreciation           1,360,283      1,093,583
                                          ----------     ----------
                                           3,952,869      3,471,700
                                          ----------     ----------

Other assets                                 138,027        133,430
                                          ----------     ----------



Total assets                             $39,370,309    $37,786,502
                                          ==========     ==========

                                                        (continued)

3 of 11

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1995 AND SEPTEMBER 30, 1995
                                   (continued)

                                        DECEMBER 31,  * SEPTEMBER 30,
                                            1995           1995
                                        (UNAUDITED)
                                        ------------  ---------------
LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable - Rights to receive $ 3,587,187 $ 4,933,070 Accounts payable - reimbursable
     tax and tips                            551,749         428,000
   Accounts payable - other                1,476,170       1,663,754
   Income taxes payable                      305,426           --
   Accrued expenses                          560,057       1,028,561

                                          ----------      ----------
     Total current liabilities             6,480,589       8,053,385

Line of credit                             4,500,000       2,000,000
Deferred membership fee income             1,166,337       1,178,234
Deferred income taxes                      1,607,047       1,701,670
                                          ----------      ----------
   Total liabilities                      13,753,973      12,933,289
                                          ----------      ----------

Stockholders' equity:

Preferred stock - par value $.10 per share;
   authorized 1,000,000 shares; none issued    --              --
Common stock - par value $.02 per share;
   authorized 20,000,000 shares; issued and
   outstanding:  10,119,333 shares at
   December 31, 1995 and 10,118,770 shares
   at September 30, 1995                     202,387         202,375

Additional paid-in capital                10,517,235      10,513,055
Unrealized gain on securities available
   for sale                                1,450,009       1,598,011
Retained earnings                         13,446,705      12,539,772
                                          ----------      ----------
   Total stockholders' equity             25,616,336      24,853,213
                                          ----------      ----------
Total liabilities and stockholders'
   equity                                $39,370,309     $37,786,502
                                          ==========      ==========

See notes to consolidated financial statements

* The balance sheet at September 30, 1995 is derived from the registrant's audited financial statements.

4 of 11

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (Unaudited)

                                            THREE MONTHS ENDED,
                                               DECEMBER 31,
                                            1995            1994
                                            ----            ----

Revenues:
  Net sales                              $15,474,748     $13,313,903
  Membership and renewal fee income        1,146,469         771,452
  Continuing franchise fee and
    royalty income                           549,482         679,400
  Commissions income                         168,292         155,655
                                          ----------      ----------
                                          17,338,991      14,920,410
Cost of sales                             10,353,183       8,931,060
                                          ----------      ----------
       Gross profit                        6,985,808       5,989,350

Selling, general and administrative
    expenses                               5,468,447       4,195,379
                                          ----------      ----------

       Operating income                    1,517,361       1,793,971
                                          ----------      ----------

Other income (expense):
  Interest and other income                   42,960          58,555
  Interest expense and financing costs       (74,288)         (1,875)
  Initial franchise fee and license
    income, net of expenses                     --            95,000
                                          ----------      ----------
                                             (31,328)        151,680
                                          ----------      ----------


Income before income taxes                 1,486,033       1,945,651
Income taxes                                 579,100         778,100
                                          ----------      ----------
       Net income                        $   906,933     $ 1,167,551
                                          ==========      ==========

Income per common and common
    equivalent share:

Primary                                        $ .09           $ .12
                                               =====           =====
Fully diluted                                  $ .09           $ .12
                                               =====           =====
Weighted average number of common and
    common equivalent shares outstanding:

Primary                                   10,343,211      10,011,418
                                          ==========      ==========
Fully diluted                             10,343,211      10,011,418
                                          ==========      ==========

See notes to consolidated financial statements

5 of 11

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (Unaudited)

                                             1995           1994
                                            ------         ------

Cash flows from operating activities:

  Net income                             $   906,933    $ 1,167,551
                                          ----------     ----------
  Adjustments to reconcile net income
  to net cash used in operating
  activities:
     Depreciation and amortization           269,200        174,385

  Changes in assets and liabilities:

     Accounts receivable                    (579,212)        88,792
     Rights to receive                    (1,555,712)    (1,285,708)
     Prepaid expenses                         20,033         80,427
     Other assets                             (7,097)       (50,415)
     Accounts payable - Rights to
        receive                           (1,345,883)      (676,890)
     Accounts payable - reimbursable
        tax and tips                         123,749         (5,964)
     Accounts payable - other               (187,583)      (119,707)
     Income taxes payable                    305,426        152,352
     Accrued expenses                       (267,847)      (136,499)
     Deferred membership income              (11,897)          (229)
                                          ----------     ----------
          Total adjustments               (3,236,823)    (1,779,456)
                                          ----------     ----------

          Net cash used in operating
             activities                   (2,329,890)      (611,905)
                                          ----------     ----------


  Cash flows from investing activities:

    Additions to property and equipment     (747,869)      (314,039)
                                          ----------     ----------

    Net cash used in investing activities   (747,869)      (314,039)
                                          ----------     ----------

                                                       (Continued)
6 of 11

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (Continued)


                                             1995             1994
                                            ------           ------

Cash flows from financing activities:

     Borrowings on note payable to bank
        under revolving line of credit     2,500,000           --
     Dividends paid                         (200,657)      (190,594)
     Conversion of warrants and
        options for common stock,
        net of tax benefits                    4,192           --
                                          ----------     ----------

     Net cash provided by (used in)
        financing activities               2,303,535       (190,594)
                                          ----------     ----------

     Net decrease in cash and
        cash equivalents                    (774,224)    (1,116,538)

Cash and cash equivalents at beginning
     of period                             2,270,322      2,478,899
                                          ----------     ----------

Cash and cash equivalents at
     end of period                       $ 1,496,098    $ 1,362,361
                                          ==========     ==========



Supplemental disclosure of cash flow
    information:

    Cash paid during the periods for:

        Interest                         $    57,119    $     --
                                          ==========     ==========
        Income taxes                     $    69,474    $   612,313
                                          ==========     ==========




See notes to consolidated financial statements




7 of 11

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The balance sheet as of September 30, 1995 was derived from the registrant's audited consolidated financial statements.

         The information presented in each of the included unaudited consolidated financial statements, in the opinion of management, reflects all adjustments necessary to a fair statement of the results for all interim periods. The results for the three months ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year.

         The consolidated financial statements, as presented, are in summarized form, and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles, have been condensed or omitted. Complete disclosures for the year ended September 30, 1995 are presented in the Company's 10K filing which includes audited consolidated financial statements.

2.       Line of Credit

         In June 1995, the Company signed a revolving credit agreement with NationsBank of Florida, N.A. The funds available to the Company under the agreement amount to $6,000,000.00, increasing to $7,500,000 on May 15, 1996. The agreement terminates on May 15, 1997 and bears interest at the floating prime rate and is unsecured. At December 31, 1995, the outstanding balance was $4,500,000.

         In January 1996, the revolving credit was amended to increase the funds available to the Company under the agreement to $20,000,000. The amended agreement terminates on January 26, 1999.

3.       Income per Common and Common Equivalent Share

         Primary earnings per share were based on the weighted average number of common and common equivalent shares outstanding during the periods presented. Equivalent shares consist of those shares issuable upon the assumed exercise of stock options and warrants calculated under the treasury stock method, based on average stock market prices in the periods.

         Fully diluted earnings per share were computed using the weighted average number of common and common equivalent shares outstanding in the periods, assuming exercise of options and warrants calculated under the treasury stock method, based on stock market price at the end of the periods.

8 of 11

4.       Reclassification

         Certain prior year amounts have been reclassified to conform with the 1995 presentation.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

a. Results of Operations - Comparison of Three Months ended December 31, 1995 and 1994.

         Net sales for the three-month period ended December 31, 1995 increased by $2,160,845 or 16%, compared with 1994. The sales increase was due to a greater number of cardmembers supported by additional participating restaurants and from sales recorded in a formerly franchised territory which was repurchased in July 1995. Membership and renewal fee income increased by $375,017 or 49% in the three-month period ended December 31, 1995, compared with the prior period because of an increased number of new cardmembers as well as renewals.

         Continuing franchise fee income decreased by $129,918 or 19% in the three months ended December 31, 1995, versus the prior year's comparable period, primarily because one of the franchises from which continuing franchise fee income was obtained was reacquired by the Company in July 1995.

         As a result of the growth in the components of revenue, gross profit increased by $996,458 to $6,985,808 for the three month period ended December 31, 1995.

         Selling, general and administrative expenses for the three months ended December 31, 1995 increased by $1,273,068 compared to the prior year and represented an increase of 30%. Expenses contributing to the increase in the current period included costs associated with operating new areas started up or reacquired since the first quarter of last year. These areas include Chicago, Detroit, Tampa, Milwaukee and Indianapolis and costs directly related to sales such as sales commission and processing costs. Additionally, promotional costs and mailing and printing costs also increased.

         Income before income taxes amounted to $1,486,033 in the three months ended December 31, 1995, compared with $1,945,651 in the 1994 comparable period.

         Net income for the three months ended December 31, 1995 was $906,933 or $.09 per share, compared with $1,167,551 or $.12 in the comparable period of the prior year.


9 of 11

         b.       Liquidity and Capital Resources

         The Company's working capital at December 31, 1995 was $26,141,759, compared with $23,228,296 at September 30, 1995. The increase of $2,913,463 was due primarily to the Company's profit during the period and borrowings under the Company's line of credit which were used to acquire Rights to Receive. Cash in the amount of $747,869 was used to continue to upgrade the Company's computer hardware and software. Cash and cash equivalents amounted to $1,496,098 at December 31, 1995. The Company has available at February 5, 1996, $14,000,000 under a revolving line of credit. The Company believes that cash generated from operations, cash on hand, and cash available under its line of credit will satisfy its cash requirements.

10 of 11

                           PART II - OTHER INFORMATION

ITEMS 1, 2, 3, 4 AND 5

         Items 1, 2, 3, 4 and 5 of Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to
Part II.

ITEM 6

         Exhibits and reports on Form 8K

                  (a)      Exhibits

                           None

                  (b)      Reports on Form 8K

                           No reports on Form 8K were filed during the Quarter Ending December 31, 1995.




                               S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TRANSMEDIA NETWORK INC.
                                            (Registrant)



February 8, 1996                     /S/ DAVID L. WEINBERG
                                     -----------------------------------
                                     Vice President and
                                        Chief Financial Officer


11 of 11