Form 10-Q
period 1996-03-31
TRANSMEDIA NETWORK INC /DE/
filed 1996-05-08
CIK 78536

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1996

OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number   0-4028

                             TRANSMEDIA NETWORK INC.
             (Exact name of Registrant as specified in its charter)

              DELAWARE                             84-6028875
   (State of other jurisdiction of            (I.R.S. Employer
   incorporation or organization)             Identification No.)

                 11900 Biscayne Boulevard, Miami, Florida 33181
               (Address of principal executive offices) (zip code)

                                  305-892-3300
                         (Registrant's telephone number,
                              including area code)

Indicate by (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes [X]  No [ ]

The number of shares outstanding of the issuer's Common Stock, $.02 par value, as of April 30, 1996: 10,119,333.

1  of 12

                                    I N D E X

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES

PART I.           FINANCIAL INFORMATION                        PAGE NO.

Item 1    Financial Statements:

          Consolidated Balance Sheets--                         3, 4
          March 31, 1996 (unaudited)
          and September 30, 1995 (audited)

          Consolidated Statements of Operations--                 5
          Three months and six months ended
          March 31, 1996 and 1995 (unaudited)

          Consolidated Statements of Cash Flows--               6, 7
          Six months ended March 31, 1996
          and 1995 (unaudited)

          Notes to Unaudited Consolidated                       8, 9
          Financial Statements

Item 2    Managements Discussion and Analysis                   9, 10
          of Financial Condition and Results of
          Operations

PART II.  OTHER INFORMATION                                    10, 11

SIGNATURES                                                     12

2 of 12

Part I-Item 1
Financial Information

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND SEPTEMBER 30, 1995

                                         March 31,    * September 30,
                                           1996             1995
                                        (unaudited)
                                        -----------   ---------------
ASSETS

Current assets:

   Cash and cash equivalents             $ 1,870,966    $ 2,270,322
   Accounts receivable, less
     allowance for doubtful accounts:
     March 31, 1996:         $15,000
     September 30, 1995:     $15,000       2,967,242      1,714,421
   Rights to receive                      29,317,348     26,147,400
   Prepaid expenses and other
     current assets                        1,074,996        708,253
   Deferred income taxes                     441,285        441,285
                                          ----------     ----------
   Total current assets                   35,671,837     31,281,681
                                          ----------     ----------

Securities available for sale,
   at fair value                           2,188,639      2,899,691
                                          ----------     ----------
Property and equipment                     5,964,743      4,565,283
   Less accumulated depreciation           1,626,983      1,093,583
                                          ----------     ----------
                                           4,337,760      3,471,700
                                          ----------     ----------

Other assets                                 163,373        133,430
                                          ----------     ----------


Total assets                             $42,361,609    $37,786,502
                                          ==========     ==========




                                                      (continued)

3 of 12

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND SEPTEMBER 30, 1995
                                   (continued)

                                          March 31,  * September 30,
                                            1996           1995
                                         (unaudited)
                                         -----------  ---------------
LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable - Rights to receive $ 2,998,655 $ 4,933,070 Accounts payable - reimbursable
     tax and tips                            625,564        428,000
   Accounts payable - other                1,866,329      1,663,754
   Income taxes payable                      243,126          --
   Accrued expenses                          969,208      1,028,561
                                          ----------     ----------
     Total current liabilities             6,702,882      8,053,385

Line of credit                             8,000,000      2,000,000
Deferred membership and renewal
   fee income, net                             --         1,178,234
Deferred income taxes                      1,424,360      1,701,670
                                          ----------     ----------
   Total liabilities                      16,127,242     12,933,289
                                          ----------     ----------

Stockholders' equity:

Preferred stock - par value $.10 per share;
   authorized 1,000,000 shares; none issued    --             --
Common stock - par value $.02 per share;
   authorized 20,000,000 shares; issued and
   outstanding: 10,119,333 shares at
   March 31, 1996 and 10,118,770 shares
   at September 30, 1995                     202,387        202,375

Additional paid-in capital                10,517,235     10,513,055
Unrealized gain on securities
   available for sale                      1,164,270      1,598,011
Retained earnings                         14,350,475     12,539,772
                                          ----------     ----------
   Total stockholders' equity             26,234,367     24,853,213
                                          ----------     ----------
Total liabilities and stockholders'
   equity                                $42,361,609    $37,786,502
                                          ==========     ==========

See notes to consolidated financial statements

* The balance sheet at September 30, 1994 is derived from the registrant's audited financial statements.

4 of 12

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1996 and 1995
                                   (Unaudited)

                                            Three Months Ended,          Six Months Ended
                                                 March 31,                   March 31,
                                            1996           1995         1996          1995
                                         -----------    -----------  ----------    -------
Revenues:
   Net sales                             $17,356,073   $14,880,775   $32,830,821   $28,194,678
   Membership and renewal fee income       1,205,853       816,253     2,352,322     1,587,705
   Continuing franchise fee and
     royalty income                          589,435       683,510     1,138,917     1,362,910
   Commissions income                        153,345       137,355       321,637       293,010
                                         -----------    ----------    ----------    ----------
                                          19,304,706    16,517,893    36,643,697    31,438,303

Cost of sales                             11,463,542     9,973,489    21,816,725    18,904,549
                                         -----------    ----------    ----------    ----------
      Gross profit                         7,841,164     6,544,404    14,826,972    12,533,754

Selling, general and administrative
   expenses                                5,943,368     4,610,191    11,411,815     8,805,570
                                         -----------    ----------    ----------    ----------
               Operating income            1,897,796     1,934,213     3,415,157     3,728,184
                                         -----------    ----------    ----------    ----------
Other income (expense):
   Interest and other income                  35,602        66,654        78,562       125,209
   Interest expense and financing costs     (149,341)      (23,000)     (223,629)      (24,875)
   Initial franchise fee and license
     income, net of expenses                  30,100         --           30,100        95,000
                                         -----------    ----------    ----------    ----------
                                             (83,639)       43,654      (114,967)      195,334
                                         -----------    ----------    ----------    ----------

Income before income taxes                 1,814,157     1,977,867     3,300,190     3,923,518
Income taxes                                 708,000       781,300     1,287,100     1,559,400
                                         -----------    ----------    ----------   -----------
                Net income              $  1,106,157   $ 1,196,567   $ 2,013,090   $ 2,364,118
                                         ===========    ==========    ==========    ==========


Income per common and common equivalent share:

   Primary                                      $.11          $.12          $.20          $.24
                                               =====         =====         =====         =====
   Fully diluted                                $.11          $.12          $.20          $.24
                                               =====         =====         =====         =====

Weighted average number of common and common equivalent shares outstanding:

   Primary                                10,297,206    10,047,283    10,317,636    10,029,198
                                          ==========    ==========    ==========    ==========
   Fully diluted                          10,297,206    10,065,427    10,317,326    10,049,218
                                          ==========    ==========    ==========    ==========















See notes to consolidated financial statements

5 of 12

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)

                                             1996           1995
                                            ------         ------

Cash flows from operating activities:

  Net income                             $ 2,013,090    $ 2,364,118
                                         -----------    -----------

  Adjustments to reconcile net income
  to net cash used in operating
  activities:
     Depreciation and amortization           538,400        348,770

  Changes in assets and liabilities:

     Accounts receivable                  (1,252,821)       398,492
     Rights to receive                    (3,169,948)    (2,916,798)
     Prepaid expenses                       (366,743)      (578,021)
     Other assets                            (34,943)       101,324
     Accounts payable - rights to
     receive                              (1,934,415)      (391,781)
     Accounts payable - reimbursable
        tax and tips                         197,564        (82,370)
     Accounts payable - other                202,575       (495,974)
     Income taxes payable                    243,126       (396,598)
     Accrued expenses                        (61,083)       (57,614)
     Deferred membership income           (1,178,234)        78,054
                                          ----------     ----------
          Total adjustments              ( 6,816,522)   ( 3,992,516)
                                          ----------     ----------
          Net cash used for operating
             activities                  ( 4,803,432)   ( 1,628,398)
                                          ----------     ----------

  Cash flows from investing activities:

    Additions to property and equipment   (1,399,460)      (614,397)
                                          ----------     ----------
  Net cash used in investing activities   (1,399,460)      (614,397)
                                          ----------     ----------







6 of 12                                                (Continued)

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Continued)

                                               1996          1995
                                              ------        ------

Cash flows from financing activities:

  Borrowings on note payable to bank
     under revolving line of credit       $ 6,000,000    $ 1,000,000
  Dividends paid                             (200,656)      (190,594)
  Conversion of warrants and options
     for common stock, net of tax
     benefits                                   4,192        617,728
                                           ----------     ----------

     Net cash provided by financing
        activities                          5,803,536      1,427,134
                                           ----------     ----------

     Net decrease in cash and cash
         equivalents                         (399,356)      (815,661)

Cash and cash equivalents at beginning
     of period                              2,270,322      2,478,899
                                           ----------     ----------

Cash and cash equivalents at
     end of period                        $ 1,870,966    $ 1,663,238
                                           ==========     ==========




Supplemental disclosure of cash flow
    information:

    Cash paid during the periods for:

        Interest                          $   163,646    $    13,375
                                           ==========     ==========
        Income taxes                      $   839,774    $ 1,832,147
                                           ==========     ==========



See notes to consolidated financial statements

7 of 12

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The balance sheet as of September 30, 1995 was derived from the registrant's audited consolidated financial statements.

         The information presented in each of the included unaudited consolidated financial statements, in the opinion of management, reflects all adjustments necessary to a fair statement of the results for all interim periods. The results for the three and six months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

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

2.       Line of Credit

         In January 1996, the Company amended its revolving line-of-credit agreement with NationsBank of Florida, N.A. The funds available to the Company under the January 1996 agreement amount to $20,000,000. The agreement, which terminates on January 26, 1999, bears interest at the floating prime rate, or a "LIBOR plus" option, and is unsecured. At March 31, 1996, the outstanding balance was $8,000,000.

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

8 of 12

         Fully diluted earnings per share were computed using the weighted average number of common and common equivalent shares outstanding in the periods, assuming exercise of options and warrants calculated under the treasury stock method, based on stock market prices at the end of the periods.

4.       Deferred Membership and Renewal Fee Income, Net

Deferred membership and renewal
   fee income, gross                 $ 3,106,771    $ 2,866,916
Unamortized advertising costs          3,134,025)    (1,688,682)
                                       ---------     ----------

Deferred membership and renewal
   fee income, net                   $   (27,254)   $ 1,178,234
                                      ==========     ==========

         At March 31, 1996, the net balance of $27,254 is included in other assets.

5.       Reclassification

         Certain prior year amounts have been reclassified to conform with the current presentation.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

a. Results of Operations - Comparison of Three Months and Six Months ended March 31, 1996 and 1995.

         Net Sales for the three and six months ended March 31, 1996 increased by $2,475,298 (17% increase) and $4,636,143 (16% increase) compared with the same periods in 1995. The sales increase was due to a greater number of cardmembers supported by additional participating restaurants and from sales recorded in a formerly franchised territory which was repurchased in July 1995. Membership and renewal fee income increased by $389,600 (48% increase) and $764,617 (48% increase) in the three and six month periods ended March 31, 1996 compared with the prior year's periods because of an increased number of new cardmembers as well as renewals.

9 of 12

         Continuing franchise fee income decreased by $94,075 (14% decrease) and $223,993 (16% decrease) in the three and six month period ended March 31, 1996, versus the prior year's comparable periods primarily because one of the franchises from which continuing franchise fee income had been received was acquired by the Company in July 1995. As a result of the growth in the components of revenue, gross profit increased by $1,296,760 to $7,841,164 for the three month period ended March 31, 1996 and by $2,293,218 to $14,826,972, for the six month period ended March 31, 1996.

         Selling, general and administrative expenses for the three and six months ended March 31, 1996 increased by $1,333,177 and $2,606,245, respectively, compared to the prior year's comparable periods and represented increases of 29% and 30%, respectively. Expenses contributing to the increase in the current period included costs associated with operating new areas started up or reacquired since the second quarter of last year. These areas include Chicago, Detroit, Tampa, Milwaukee, Indianapolis, Phoenix and Denver. Costs directly related to sales, such as commissions and processing costs, increased, as did mailing and printing costs associated with the increased number of cardmembers.

         Income before income taxes amounted to $1,814,157 and $3,300,190 in the three and six months ended March 31, 1996, compared with $1,977,867 and 3,923,518 in the 1995 comparable periods.

         Net income for the three and six months ended March 31, 1996 was $1,106,157 and $2,013,090, or $.11 and $.20 per share respectively, compared with $1,196,567 and $2,364,118 or $.12 and $.24 per share respectively, in the comparable periods of the prior year.

         b.       Liquidity and Capital Resources

         The Company's working capital at March 31, 1996 was $28,968,955, compared with $23,228,296 at September 30, 1995. The increase of $5,740,659 was due primarily to the Company's profit during the period and borrowings under the Company's line of credit which were used to purchase Rights to Receive and acquire new cardmembers. Cash and cash equivalents amounted to $1,870,966 at March 31, 1996. The Company has available a $20,000,000 revolving line of credit, of which $8,000,000 was utilized at March 31, 1996. The Company believes that cash generated from operations, cash on hand and cash available under its line of credit will satisfy its cash requirements.

10 of 12

                           PART II - OTHER INFORMATION

Items 1, 2, 3, and 5

         Items 1, 2, 3, and 5 of Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 4

         Submission of matter to a vote of security holders

         (a) Annual meeting of stockholders was held on March 20, 1996.

         (b) Irwin Hochberg, Henry Seiden and Jack Africk were elected to three-year terms on the Company's Board of Directors. Barry S. Kaplan was elected to a one-year term on the Company's Board of Directors. Melvin Chasen and James M. Callaghan continued as Board members with terms expiring in 1998. Herbert M. Gardner and A. Barry Merkin continued as Board members with terms expiring in 1997.

         (c) A proposal to adopt the 1996 Long-Term Incentive Plan was approved.

         (d)      No other matters were voted upon.

Item 6

         Exhibits and reports on Form 8K

                  (a)      Exhibits

                           None

                  (b)      Reports on Form 8K

                           No reports on Form 8K were filed during the Quarter Ending March 31, 1996.




11 of 12

                               S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TRANSMEDIA NETWORK INC.
                                                  (Registrant)

May 8, 1996                                  /s/David L. Weinberg
                                             -----------------------
                                             David L. Weinberg
                                             Vice President and
                                             Chief Financial Officer
























12 of 12