Form 10-Q
period 1996-06-30
TRANSMEDIA NETWORK INC /DE/
filed 1996-08-06
CIK 78536

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    JUNE 30, 1996
                              ------------------------------------

OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file number   0-4028
                      --------------

                             TRANSMEDIA NETWORK INC.
        --------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              DELAWARE                            84-6028875
    -----------------------------              -----------------
   (State of other jurisdiction of            (I.R.S. Employer
   incorporation or organization)             Identification No.)

                 11900 BISCAYNE BOULEVARD, MIAMI, FLORIDA 33181
    ------------------------------------------------------------------
               (Address of principal executive offices) (zip code)

                                  305-892-3300
                         --------------------------------
                         (Registrant's telephone number,
                              including area code)

Indicate by (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes [X]  No [ ]

The number of shares outstanding of the issuer's Common Stock, $.02 par value, as of July 31, 1996: 10,126,926.

1  of 11

                                    I N D E X

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION                               PAGE NO.

Item 1.   Financial Statements:

          Consolidated Balance Sheets--                         3, 4
          June 30, 1996 (unaudited)
          and September 30, 1995 (audited)

          Consolidated Statements of Operations--                  5
          Three months and nine months ended
          June 30, 1996 and 1995 (unaudited)

          Consolidated Statements of Cash Flows--               6, 7
          Nine months ended June 30, 1996
          and 1995 (unaudited)

          Notes to Unaudited Consolidated                       8, 9
          Financial Statements

Item 2.   Managements Discussion and Analysis                   9, 10
          of Financial Condition and Results of
          Operations

PART II.  OTHER INFORMATION                                        11

SIGNATURES                                                         11

2 of 11

Part I-Item 1
Financial Information

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND SEPTEMBER 30, 1995

                                          JUNE 30,    * SEPTEMBER 30,
                                           1996             1995
                                        (UNAUDITED)
                                       -------------   --------------

ASSETS

Current assets:

   Cash and cash equivalents             $ 2,017,906    $ 2,270,322
   Accounts receivable, less
     allowance for doubtful accounts       3,052,312      1,714,421
   Rights to receive                      33,344,471     26,147,400
   Prepaid expenses and other
     current assets                        1,794,390        708,253
   Deferred income taxes                     441,285        441,285
                                          ----------     ----------
   Total current assets                   40,650,364     31,281,681
                                          ----------     ----------

Securities available for sale,
   at fair value                           3,056,539      2,899,691
                                          ----------     ----------

Property and equipment                     7,094,330      4,565,283
   Less accumulated depreciation           1,906,723      1,093,583
                                          ----------     ----------
                                           5,187,607      3,471,700
                                          ----------     ----------
Other assets                                 622,871        133,430
                                          ----------     ----------



Total assets                             $49,517,381    $37,786,502
                                          ==========     ==========

                                                         (continued)

3 of 11

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND SEPTEMBER 30, 1995
                                   (continued)

                                                     JUNE 30,    * SEPTEMBER 30,
                                                      1996            1995
                                                   (UNAUDITED)
                                                  -------------   --------------

LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable - Rights to receive              $ 3,945,457     $ 4,933,070
   Accounts payable - reimbursable
     tax and tips                                        549,836         428,000
   Accounts payable - other                            2,039,312       1,663,754
   Income taxes payable                                  468,599            --
   Accrued expenses                                      846,016       1,028,561
                                                     -----------     -----------
     Total current liabilities                         7,849,220       8,053,385

Line of credit                                        12,000,000       2,000,000
Deferred membership and renewal
   fee income, net                                          --         1,178,234
Deferred income taxes                                  1,762,842       1,701,670
                                                     -----------     -----------
   Total liabilities                                  21,612,062      12,933,289
                                                     -----------     -----------

Stockholders' equity:

Preferred stock - par value $.10 per share;
   authorized 1,000,000 shares; none issued                 --              --
Common stock - par value $.02 per share;
   authorized 20,000,000 shares; issued and
   outstanding: 10,126,926 shares at
   June 30, 1996 and 10,118,770 shares
   at September 30, 1995                                 202,539         202,375

Additional paid-in capital                            10,546,612      10,513,055
Unrealized gain on securities
   available for sale                                  1,693,688       1,598,011
Retained earnings                                     15,462,480      12,539,772
                                                     -----------     -----------
   Total stockholders' equity                         27,905,319      24,853,213
                                                     -----------     -----------
Total liabilities and stockholders'
   equity                                            $49,517,381     $37,786,502
                                                     ===========     ===========

See notes to consolidated financial statements

* The balance sheet at September 30, 1995 is derived from the registrant's audited financial statements.

4 of 11

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1996 and 1995
                                   (Unaudited)

                                            THREE MONTHS ENDED,         NINE MONTHS ENDED
                                                  JUNE 30,                    JUNE 30,

                                            1996           1995         1996           1995
                                         -----------   -----------   -----------   -----------
Revenues:
   Net sales                             $17,827,320   $14,705,586   $50,658,141   $42,900,264
   Membership and renewal fee income       1,087,411       880,867     3,439,733     2,468,572
   Continuing franchise fee and
     royalty income                          652,242       671,454     1,791,159     2,034,364
   Commissions income                        179,556       118,917       501,193       411,927
                                         -----------    ----------    ----------    ----------
                                          19,746,529    16,376,824    56,390,226    47,815,127

Cost of sales                             11,754,664     9,898,426    33,571,389    28,802,975
                                         -----------    ----------    ----------    ----------
      Gross profit                         7,991,865     6,478,398    22,818,837    19,012,152

Selling, general and administrative
   expenses                                6,077,494     4,658,419    17,489,309    13,463,989
                                         -----------    ----------    ----------    ----------

               Operating income            1,914,371     1,819,979     5,329,528     5,548,163
                                         -----------    ----------    ----------    ----------

Other income (expense):
   Interest and other income                  38,797        86,250       117,359       211,459
   Interest expense and financing costs     (212,863)      (28,547)     (436,492)      (53,422)
   Initial franchise fee and license
     income, net of expenses                    --          95,000        30,100       190,000
                                         -----------    ----------    ----------    ----------
                                            (174,066)      152,703      (289,033)      348,037
                                         -----------    ----------    ----------    ----------

Income before income taxes                 1,740,305     1,972,682     5,040,495     5,896,200
Income taxes                                 628,300       799,100     1,915,400     2,358,500
                                         -----------    ----------    ----------   -----------
                Net income              $  1,112,005   $ 1,173,582   $ 3,125,095   $ 3,537,700
                                         ===========    ==========    ==========    ==========


Income per common and common
  equivalent share:

   Primary                                      $.11          $.12          $.30          $.35
                                               =====         =====         =====         =====
   Fully diluted                                $.11          $.12          $.30          $.35
                                               =====         =====         =====         =====

Weighted average number of common
  and common equivalent shares
  outstanding:

   Primary                                10,294,507    10,106,583    10,310,962    10,055,150
                                          ==========    ==========    ==========    ==========
   Fully diluted                          10,314,015    10,106,583    10,312,244    10,055,150
                                          ==========    ==========    ==========    ==========

See notes to consolidated financial statements

5 of 11

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)

                                             1996           1995
                                            ------         ------

Cash flows from operating activities:

  Net income                             $ 3,125,095    $ 3,537,700
                                          ----------     ----------

  Adjustments to reconcile net income
  to net cash used in operating
  activities:
     Depreciation and amortization           820,640        526,920

  Changes in assets and liabilities:

     Accounts receivable                  (1,337,891)       427,330
     Rights to receive                    (7,197,071)    (5,982,334)
     Prepaid expenses                     (1,086,137)      (431,463)
     Other assets                           (496,941)       211,741
     Accounts payable - rights to
     receive                                (987,613)      (412,935)
     Accounts payable - reimbursable
        tax and tips                         121,836       (102,718)
     Accounts payable - other                375,558       (444,153)
     Income taxes payable                    468,599       (313,786)
     Accrued expenses                         16,457       (147,974)
     Deferred membership income           (1,178,234)       364,155
                                          ----------     ----------
          Total adjustments              (10,480,797)   ( 6,305,217)
                                          ----------     ----------

          Net cash used for operating
             activities                  ( 7,355,702)   ( 2,767,517)
                                          ----------     ----------

  Cash flows from investing activities:

     Additions to property and equipment   (2,529,047)      (888,785)
     Purchase of securities available
       for sale                                  --         (100,000)
                                           ----------     ----------

  Net cash used in investing activities    (2,529,047)      (988,785)
                                           ----------     ----------

6 of 11                                                   (Continued)

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Continued)

                                               1996          1995
                                              ------        ------

Cash flows from financing activities:

  Borrowings on note payable to bank
     under revolving line of credit       $10,000,000    $ 1,500,000
  Dividends paid                             (401,388)      (384,358)
  Conversion of warrants and options
     for common stock, net of tax
     benefits                                  33,721      1,034,868
                                           ----------     ----------
     Net cash provided by financing
        activities                          9,632,333      2,150,510
                                           ----------     ----------

     Net decrease in cash and cash
         equivalents                         (252,416)    (1,605,792)

Cash and cash equivalents at beginning
     of period                              2,270,322      2,478,899
                                           ----------     ----------

Cash and cash equivalents at
     end of period                        $ 2,017,906    $   873,107
                                           ==========     ==========


Supplemental disclosure of cash flow
    information:

    Cash paid during the periods for:
        Interest                          $   338,215    $    39,875
                                           ==========     ==========
        Income taxes                      $ 1,242,601    $ 1,983,677
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

         The information presented in each of the included unaudited consolidated financial statements, in the opinion of management, reflects all adjustments necessary to a fair statement of the results for all interim periods. The results for the three and nine months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

2.       Line of Credit

         In January 1996, the Company amended its revolving line-of-credit agreement with NationsBank of Florida, N.A. The funds available to the Company under the January 1996 agreement amount to $20,000,000. The agreement, which terminates on January 26, 1999, bears interest at the floating prime rate, or a "LIBOR plus" option, and is unsecured. At June 30, 1996, the outstanding balance was $12,000,000.

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

8 of 11

         Fully diluted earnings per share were computed using the weighted average number of common and common equivalent shares outstanding in the periods, assuming exercise of options and warrants calculated under the treasury stock method, based on stock market prices at the end of the periods.

4.       Deferred Membership and Renewal Fee Income, Net

                                  JUNE 30, 1996    SEPT. 30, 1995
                                  -------------    --------------

Deferred membership and renewal
   fee income, gross               $ 2,936,723      $ 2,866,916
Unamortized advertising costs       (3,423,700)      (1,688,682)
                                   -----------      -----------
Deferred membership and renewal
   fee income, net                 $  (486,977)     $ 1,178,234
                                   ===========      ===========

         At June 30, 1996, the net balance of $486,977 is included in other assets.

5.       Reclassification

         Certain prior year amounts have been reclassified to conform with the current presentation.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

a. Results of Operations - Comparison of Three Months and Nine Months ended June 30, 1996 and 1995.

         Net Sales for the three and nine months ended June 30, 1996 increased by $3,121,734 (21% increase) and $7,757,877 (18% increase) compared with the same periods in 1995. The sales increase was due to a greater number of cardmembers supported by additional participating restaurants and from sales recorded in a formerly franchised territory which was repurchased in July 1995. Membership and renewal fee income increased by $206,544 (23% increase) and $971,161 (39% increase) in the three and nine month periods ended June 30, 1996 compared with the prior year's periods because of an increased number of new cardmembers as well as renewals.

9 of 11

         Continuing franchise fee and royalty income decreased by $19,212 (3% decrease) and $243,205 (12% decrease) in the three and nine month period ended June 30, 1996, versus the prior year's comparable periods primarily because one of the franchises from which continuing franchise fee income had been received was acquired by the Company in July 1995. As a result of the growth in the components of revenue, gross profit increased by $1,513,467 to $7,991,865 for the three month period ended June 30, 1996 and by $3,806,685 to $22,818,837, for the nine month period ended June 30, 1996.

         Selling, general and administrative expenses for the three and nine months ended June 30, 1996 increased by $1,419,075 and $4,025,320, respectively, compared to the prior year's comparable periods and represented increases of 30% and 30%, respectively. Expenses contributing to the increase in the current period included costs associated with operating new areas started up or reacquired since the second quarter of last year. These areas include Chicago, Detroit, Tampa, Milwaukee, Indianapolis, Phoenix and Denver. Costs directly related to sales, such as commissions and processing costs, increased, as did mailing and printing costs associated with the increased number of cardmembers.

         Income before income taxes amounted to $1,740,305 and $5,040,495 in the three and nine months ended June 30, 1996, compared with $1,972,682 and 5,896,200 in the 1995 comparable periods.

         Net income for the three and nine months ended June 30, 1996 was $1,112,005 and $3,125,095, or $.11 and $.30 per share respectively, compared with $1,173,582 and $3,537,700 or $.12 and $.35 per share respectively, in the comparable periods of the prior year.

         b.       Liquidity and Capital Resources

         The Company's working capital at June 30, 1996 was $32,801,144, compared with $23,228,296 at September 30, 1995. The increase of $9,572,848 was due primarily to the Company's profit during the period and borrowings under the Company's line of credit which were used to purchase Rights to Receive and acquire new cardmembers. Cash and cash equivalents amounted to $2,017,906 at June 30, 1996. The Company has available a $20,000,000 revolving line of credit, of which $12,000,000 was utilized at June 30, 1996. The Company believes that cash generated from operations, cash on hand and cash available under its line of credit will satisfy its cash requirements.

10 of 11

                           PART II - OTHER INFORMATION

ITEMS 1, 2, 3, 4 AND 5

         Items 1, 2, 3, 4 and 5 of Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

ITEM 6

         Exhibits and reports on Form 8K

                  (a)      Exhibits

                           None

                  (b)      Reports on Form 8K

                           No reports on Form 8K were filed during the Quarter Ending June 30, 1996.



                               S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TRANSMEDIA NETWORK INC.
                                                 (Registrant)

August 1, 1996                              \s\ DAVID L. WEINBERG
                                             -----------------------
                                             David L. Weinberg
                                             Vice President and
                                             Chief Financial Officer

11 of 11