Form 10-K
period 1996-09-30
TRANSMEDIA NETWORK INC /DE/
filed 1996-12-30
CIK 78536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      September 30, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to____________

                          Commission file number 0-4028

                             TRANSMEDIA NETWORK INC.
                          ----------------------------
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                      84-6028875
(State or other jurisdiction of                        (I.R.S Employer
incorporation or organization)                         Identification No.)

                 11900 Biscayne Boulevard, Miami, Florida 33181
          -----------------------------------------------------------
              (Address of principal executive offices) (zip code)

                                  305-892-3300
                    ---------------------------------------
                         Registrant's telephone number,
                              including area code)

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

                     COMMON STOCK, PAR VALUE $.02 PER SHARE
                    ---------------------------------------
                                (Title of Class)

Indicate by (X) whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes  X     No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 9, 1996 $44,361,461.00.

Items 6, 7 and 8 hereof are omitted in accordance with Rule 12b-25(d).

Number of shares outstanding of Registrant's Common Stock, as of December 30, 1996: 10,126,926.

DOCUMENTS INCORPORATED BY REFERENCE:

                                                  Location in Form 10-K in which
        DOCUMENT                                      DOCUMENT IS INCORPORATED
        --------                                      ------------------------
Registrant's Proxy Statement                                 Part III
   relating to the 1997
Annual Meeting of Stockholders

                                     PART I

ITEM 1.  BUSINESS

GENERAL

      Transmedia Network Inc., through its operating subsidiaries (collectively, the "Company"), owns and markets a charge card ("The Transmedia Card") offering savings to the Company's cardmembers on dining costs for restaurants both within and outside the United States from which the Company, its franchisees and its licensees have purchased food and beverage credits. The Company also offers to holders of The Transmedia Card savings on lodging costs at selected hotels, resorts, golf courses and ski lifts around the country and on purchases of merchandise from selected retailers. The Company's cardholders also have access to discount long distance telephone services through a program the Company operates jointly with a subsidiary of General Electric Company. The Company derives its income principally from retaining the difference between the amounts paid in advance by the Company to restaurants and amounts paid by cardmembers to the Company (through their credit card companies) for the related meals and from cardmember membership fees. The Company also enters into contracts with companies which own hotels, golf courses and ski lifts as well as merchandise retailers. In exchange for listing in the Company's directory, the Company receives commissions when Transmedia cardholders frequent these establishments. The Company also receives commissions when cardholders use their Transmedia/GE Capital telephone cards. The Company derives income from franchising and licensing The Transmedia Card and related proprietary rights and know-how, including rights to solicit restaurants, hotels, resorts and motels and acquire food, beverage and lodging credits, in the United States. The Company also receives revenue from licensing The Transmedia Card and related proprietary rights and know-how outside the United States.

CORPORATE STRUCTURE

      The Company commenced operations in 1984 and was reincorporated as a Delaware corporation in 1987. Currently, it has the following principal operating subsidiaries:

                  /bullet/ Transmedia Service Company Inc. which is responsible for soliciting and servicing all cardmembers in the United States and for all domestic franchising of The Transmedia Card and related property rights and know- how.

                  /bullet/ Transmedia Restaurant Company Inc. which is
              responsible for obtaining and servicing restaurants and obtaining other locations such as hotels, golf courses and ski lifts and retailers where the Transmedia Card may be used.

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

DESCRIPTION OF RIGHTS TO RECEIVE AND THE TRANSMEDIA CARD

      The Company's primary business is the acquisition of Rights to Receive from participating establishments which are then sold for cash to holders of The Transmedia Card. "Rights to Receive" are rights to receive goods and services, principally food and beverages, which are acquired and purchased from participating restaurants, for an amount equal to approximately fifty percent (50%) of the food and beverage credits or by financing the purchase of other goods or services as well as for having provided advertising and media placement services to the participating establishments. Approximately ninety percent (90%) of Rights to Receive are purchased for cash. The Company typically purchases that amount of food and beverage credits which will be consumed in a period of no more than six months; however, it has not always been possible for the Company to predict with accuracy the amount of time in which such credits will be consumed, especially when the Company begins operating in new areas, as evidenced by the 1996 turn on Rights to Receive of 1.42 times, or 257 days.

      The Transmedia Card is only issued to applicants who are determined to be creditworthy by virtue of their having a current, valid MasterCard, Visa, Discover or American Express credit card or who are otherwise deemed creditworthy by Company management. The Transmedia Cardmembers have a choice of programs, including a "Free for Life" Transmedia Card which affords them 20% savings at participating establishments, an account which offers mileage credits with Continental Airlines, Delta Airlines and United Airlines of 10 miles for each dollar spent on food and beverage at participating establishments for a one-time fee of $9.95, and a card which offers a 25% savings at participating establishments, for which there is a $50 annual fee. Each account may have more than one user and, accordingly, more than one cardmember.

      In presenting The Transmedia Card, cardmembers sign for the goods or services rendered, as well as for the taxes and tips as they would with any other charge card. The Company, upon obtaining the receipt (directly or via electronic point of sale transmission) from the appropriate establishment, gives the establishment credit against Rights to Receive which are owned by the Company. The Company then (i) processes the receipt through the cardmember's MasterCard, Visa, Discover or American Express card account, which remits to the Company the full amount of the bill, and (ii) credits to the cardmember's MasterCard, Visa, Discover or American Express account the appropriate discount or credits to the cardmember's airline account the appropriate mileage. Taxes and tips are not discounted and such sums are remitted to the various establishments.

DOMESTIC FRANCHISING

In 1990, the Company commenced franchising The Transmedia Card (then known as The Restaurant Card) and related proprietary rights and know-how, including rights to solicit restaurants and acquire Rights to Receive, in the United States. At September 30, 1996, the Company had franchises in the following territories: a large part of New Jersey, California, the Washington, D.C./Baltimore, Maryland Metropolitan area, Dallas, Ft. Worth and Houston, Texas, the States of Virginia, North Carolina, South Carolina, Washington and Oregon and Atlanta, Georgia, eastern Tennessee, Reno, Nevada and the Nevada side of Lake Tahoe. The Company has also granted a certain third party an option to acquire a franchise for the State of Hawaii. The Company has determined that it will no longer offer franchises at various locations throughout the United States. In November 1996, the Company entered into an agreement to terminate the franchise and to purchase certain of the assets of The Western Transmedia Company, Inc., the Company's franchisee in the States of California, Nevada, Oregon and Washington. After the completion of this transaction (which is expected to occur in January 1997), the Company will operate in these States directly.

Each franchise sold by the Company is operated under a ten year franchise agreement that is renewable for one additional ten-year term for all locations. Each agreement provides that the Company will assist the franchisee with marketing, advertising, training and other administrative support; relates to a territory that contains 625 or more full-service restaurants that accept MasterCard, Visa, Discover or American Express credit cards; and licenses the franchisee to use the Company's trademarks in connection with the solicitation of new cardmembers (which is not restricted to the franchisee's territory) and the purchase of Rights to Receive from restaurants in the territory granted to the franchisee. The franchisee is responsible for, among other things, soliciting cardmembers and participating establishments, purchasing Rights to Receive from participating establishments in its territory, and maintaining adequate insurance. In consideration for the grant of the franchise, the franchisee (i) paid to the Company a franchise fee which varies based upon the number of full-service restaurants located within the territory granted to the franchisee, and (ii) pays the following continuing fees during the term of the franchise agreement: (A) 7 1/2% of the total meal credits used within the franchisee's territory; (B) 2 1/2% of the total meal credits sold within the franchisee's territory into the Company's advertising and development fund; (C) a processing fee of $.20 per sales transaction from the franchisee's territory; and (D) a monthly service charge of $1.00 per participating establishment in the franchisee's territory. The franchisee receives a commission from the Company equal to forty percent (40%) of the membership fees paid by all new cardmembers solicited by the franchisee, with a minimum of $5.00 per account.

U.S. LICENSING

         In November, 1995, the Company entered into a license arrangement under which the licensee was authorized to solicit Rights to Receive from various types of resorts, hotels and other entities. The territory covered by the license agreement is the continental United States, excluding the State of Minnesota. The term of this arrangement is ten years, with a potential renewal period of ten years. Under this arrangement, the Company compensates the licensee through a commission.

NON-U.S. LICENSING

In 1993, the Company commenced licensing The Transmedia Card and related proprietary rights and know-how outside the United States. The Company's non-U.S. operations are conducted by its subsidiary, TMNI International Incorporated. In 1993, the Company granted an exclusive, perpetual license to Transmedia Europe, Inc. to establish the Company's business in Europe, Turkey and the countries that formerly comprised the Union of Soviet Socialist Republics. The license is governed by a Master License Agreement which provides that, among other things, (i) the licensee has the right to sublicense the rights granted under the Master License Agreement to others within the territory, provided that each such sublicense is approved by the Company, (ii) the Company will assist the licensee with training relating to sales, administration, technical and operations of the business, and (iii) the licensee is solely responsible for developing its own market, paying its own expenses for advertising and soliciting cardmembers and participating establishments in its territory. In consideration for the license, the licensee (i) paid the Company a non-refundable purchase price of One Million One Hundred Twenty-Five Thousand ($1,125,000) Dollars, (ii) will pay to the Company two percent (2%) of the gross volume with respect to the United Kingdom sublicense, (iii) will pay to the Company twenty-five percent (25%) of initial sublicense fees (with a minimum of $250,000) paid for each country licensed in the territory, (iv) will pay to the Company twenty-five percent (25%) of royalties paid by sublicensees to the licensee, and (v) granted to the Company a five percent (5%) equity interest in the licenses. Melvin Chasen, the Chairman and Chief Executive Officer of the Company, served as a director of the licensee until March 1, 1995. In December 1996, Transmedia Europe Inc. amended the sublicense it had granted for France and expanded the sublicensee's territory to include Belgium and Luxemborg, Italy, Spain and Switzerland (other than the German speaking area).

In 1994, the Company granted an exclusive perpetual license to Transmedia Asia Pacific Inc. to establish the Company's business in Australia, New Zealand and the Asia-Pacific region (such region covering approximately 16 major countries and areas including, among others, Japan, Hong Kong, Taiwan, Korea, the Philippines and India). The licensee also took an option to purchase a franchise for the State of Hawaii. The license granted by the Company is governed by a Master License Agreement which provides, among other things, that (i) the Company will assist the licensee with training relating to sales, administration, technical and operations of the business, and (ii) the licensee is solely responsible for developing its own market, paying its own expenses for advertising and soliciting cardmembers and restaurants in its territory. In consideration for the license, the licensee paid the Company $1,250,000, and
(ii) granted to the Company a five percent (5%) equity interest in the licensee. The license also provides for the following payments to the Company: (i) With respect to sublicenses granted in all territories other than Australia and New Zealand, the licensee will pay to the Company twenty-five percent (25%) of all initial sublicense fees (in no event less than $500,000 in the People's Republic of China and Japan, and not less than $250,000 in all other territories), as well as twenty-five percent (25%) of all royalties, transfer fee payments and any other monies received; and (ii) with respect to sublicenses granted in Australia and New Zealand, the licensee will pay to the Company two percent (2%) of gross sales within such territories. Mr. Chasen served as a director of Transmedia Asia Pacific Inc. until March 1, 1995.

In December 1996, the Company entered into an agreement with Transmedia Europe, Inc. and Transmedia Asia Pacific Inc. amending both of the licenses, among other things, to permit the companies to be reorganized under one entity and to allow them to acquire and operate worldwide the business of Countdown plc., which conducts a restaurant discount program in Europe and, to a lesser extent, in the United States.

AREAS OF OPERATION

The Company's principal areas of operation, through its subsidiaries and its domestic franchising operations, include the New York Metropolitan area (consisting of New York City and the counties of Nassau, Suffolk, Westchester, Rockland, Putnam and Orange in New York State, Northern New Jersey and Connecticut); Central, Southwest and Southeast Florida; Massachusetts; the Chicago, Illinois Metropolitan area; Rhode Island; New Hampshire; Maine; Vermont; Philadelphia, Pennsylvania; Phoenix, Arizona; Denver, Colorado; Milwaukee, Wisconsin; Indianapolis, Indiana; California; Delaware; Georgia; the Washington, D.C. Metropolitan area; the Baltimore, Maryland Metropolitan area; North and South Carolina; the Dallas,/Ft. Worth and Houston, Texas Metropolitan areas; Atlanta, Georgia, eastern Tennessee; and Virginia.

PARTICIPATING RESTAURANTS AND CARDMEMBERS

As of September 30, 1996, directories published by the Company, which are distributed to cardmembers six times a year, listed 6,974 restaurants available to cardmembers, and The Transmedia Card was held by an aggregate of 924,418 cardmembers, comprised of 634,761 accounts with an average of 1.46 cardmembers per account. The following table sets forth (i) the number of restaurants listed in directories published by the Company and (ii) the number of cardmembers, as of the fiscal years ended September 30, 1992 though 1996:

                   1996       1995      1994      1993      1992
              ---------- ---------- --------- --------- --------
Restaurants       6,974      5,330     3,628     2,328     1,449
------------------------ ---------- --------- --------- --------
Cardmembers     924,418    593,161   395,968   197,166   112,029


As the table indicates, the number of restaurants listed in directories published by the Company has risen nearly three hundred eighty-one percent (381%) during the fiscal years ended September 30, 1992 through September 30, 1996, and the number of cardmembers has risen nearly seven hundred twenty-five percent (725%) for the same period. In fiscal 1996, between fifty-five and sixty percent (55-60%) of all cardmembers renewed their memberships, and approximately ninety percent (90%) of all restaurants listed in the directories published by the Company whose initial amount of Rights to Receive were expended in 1996 renewed their contracts with the Company. In addition, eighty percent (80%) of all restaurants eligible for their second year of renewals in fiscal 1996 renewed their contracts. The Company generally experiences a sharp decline in renewals among restaurants eligible for a third year of renewals. It has been the Company's experience, however, that the addition of new restaurants generally offsets the drop-off in renewing restaurants, and the Company believes that its service areas are not close to cardmember saturation.

MARKETING

The Company markets The Transmedia Card through the use of advertising, direct mail and through promotion with co-marketing partners such as banks and affinity groups.

EMPLOYEES

As of December 20, 1996, the Company employed 145 persons. The Company believes that its relationships with its employees are good.

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

ITEM 2.  PROPERTIES

The Company's present executive office consists of 8,303 square feet, located in Miami, Florida, which the Company occupies pursuant to a lease expiring on February 28, 1997 and which provides for an annual base rental of $148,860. The Company's Miami office also houses the Company's cardmember service center. The Company has entered into a new lease, which commences on March 1, 1997, for 13,096 square feet, thus adding an additional 4,793 square feet of contiguous space to its current office. The lease will expire on February 28, 2002 and provides for an annual base rent of $270,825. The Company leases offices in New York City for 5,710 square feet of office space pursuant to a lease entered into in May 1996. The lease, which expires on June 30, 2001, provides for minimum annual rentals of $199,850. In addition, the Company has a four and one-half year office lease in Philadelphia, Pennsylvania for approximately 1,641 square feet, which commenced April 1, 1994. The lease provides for a base annual rental of approximately $24,500 in the first year, which will increase by approximately $800 each year thereafter. In Boston, Massachusetts, the Company has a sixty-four month lease for approximately 1,500 square feet, which commenced May 1, 1995. The lease provides for base annual rentals of $29,400. The Company has an option for one three-year renewal. In Chicago, the Company has a thirty-nine month lease for approximately 1,183 square feet, which commenced October 1, 1995. The lease provides for an initial annual lease rental of $26,730 increasing by approximately $600 each year thereafter. In Detroit, the Company leases an executive office for a twelve-month period which began on May 1, 1995 at an annual fee of $6,840. In Tampa, the Company leases an executive office for a thirteen-month period which began on June 1, 1995. The total rental for the thirteen month period is $9,795. In Phoenix, the Company leases an executive office for a thirteen-month period which began on March 6, 1996 for a total rent of $9,620 for the thirteen months. In Denver, the Company leases on a month-to-month basis, an executive office for $450 per month.

In connection with the termination of the franchise granted to The Western Transmedia Company Inc. and the acquisition of certain of its assets, the Company will be assuming ongoing leases for two office properties in San Francisco, California and Los Angeles, California. In San Francisco, California, the Company would be assuming a lease for approximately 3,000 square feet, at an annual rent of $54,686.04 from August 1, 1996 to July 31, 1997, $57,642.00 from
August 1, 1997 to July 31, 1998 and $60,597.96 from August 1, 1998 to August 31, 1999. The lease expires on August 31, 1999. In Los Angeles, California, the Company would be assuming a lease for approximately 2,000 square feet at a monthly base rent of approximately $4,200. The lease expires on January 31, 1997, however, the Company intends to exercise an option to extend the lease for two years at a rental equal to market value.

ITEM 3.  LEGAL PROCEEDINGS

As of September 30, 1996, there were no material legal proceedings pending involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 1996, no matters were submitted to a vote of the security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                     POSITION                           AGE
----                     --------                           ---
Melvin Chasen            Director, Chairman of the           68
                         Board, President and Chief
                         Executive Officer
James M. Callaghan       Director and Vice President;        57
                         President of Transmedia
                         Restaurant
                         Company Inc.
Barry S. Kaplan          Director and Vice President;
                         President of Transmedia
                         Service Company Inc.                38
David L. Weinberg        Vice President and Chief            51
                         Financial Officer;
                         President of TMNI
                         International Inc.
Paul A. Ficalora         Executive Vice President            45
                         of Transmedia Restaurant
                         Company Inc.
Gregory Borges           Treasurer                           60
Kathryn Ferara           Secretary                           40

Mr. Chasen has been a director and the Chairman of the Board, President and Chief Executive Officer of the Company since 1983. From 1984 through 1987, he was a director, Chairman of the Board, President and Chief Executive Officer of Transmedia Network Inc., a Colorado corporation, which was the predecessor of the Company.

Mr. Callaghan, a director of the Company since 1991, was elected Vice President of the Company and President of Transmedia Restaurant Company Inc., a subsidiary, in 1994. He joined the Company in 1989 and served as its Executive Vice President, Vice President, Sales and Marketing and Treasurer.

Mr. Kaplan was elected a Vice President of the Company and President of Transmedia Service Company Inc., a subsidiary, in September 1995 and was elected a Director of the Company in March 1996. From 1986 until joining the Company, he served in various positions including Executive Vice President, Chief Operating Officer of Liberty Travel, Inc., a chain of full-service travel agencies.

Mr. Weinberg was elected Vice President and Chief Financial Officer of the Company in 1992 and in 1994 was also elected President of TMNI International Incorporated, a subsidiary. He joined the Company as Vice President Finance in 1991. From 1987 to 1991, Mr. Weinberg served as Vice President Finance and Administration, Chief Financial Officer, Treasurer and Secretary of Columbia Laboratories, Inc., a health care products company.

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

Mrs. Ferara was elected Secretary of the Company in 1992. She joined the Company in 1989 as Office Manager and Assistant Secretary.

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the New York Stock Exchange under the symbol "TMN". Prior to June 28, 1995, the Company's Common Stock was included in the Nasdaq National Market . The following table sets forth the high and low sale prices for the common stock for each fiscal quarter ended from December 31, 1994 (adjusted for the three-for-two stock split effected on April 22, 1994 and applied retroactively where appropriate) as reported on the New York Stock Exchange or the Nasdaq National Market, as well as the dividends paid during each such fiscal quarter.

         The payment of dividends, if any, in the future, will depend upon, among other things, the Company's earnings and financial requirements, as well as general business conditions.

QUARTER ENDED            LOW            HIGH         DIVIDENDS PAID
-------------            ---            ----         --------------
December 31, 1994      $8.313         $13.750              $.02
March 31, 1995          8.500          13.250                --
June 30, 1995           8.000          13.250               .02
September 30, 1995      8.375          11.375                --
December 31, 1995       8.750          11.000               .02
March 31, 1996          7.125           9.750                --
June 30, 1996           7.125           9.000               .02
September 30, 1996      5.500           8.625                --

         The aggregate number of holders of record of the Company's Common Stock on December 20, 1996 was approximately 2,400.

         The payment of dividends, if any, in the future, will depend upon, among other things, the Company's earnings and financial requirements, as well as general and business conditions.

ITEM 6.  SELECTED FINANCIAL DATA

Omitted in accordance with Rule 12b-25(d).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Omitted in accordance with Rule 12b-25(d).

ITEM 8. FINANCIAL STATEMENTS

Omitted in accordance with Rule 12b-25(d).

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

*        None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information called for by Item 10 is set forth under the heading "Executive Officers of the Registrant" in Part I hereof and in "Election of Directors" in the Company's 1997 Proxy Statement, which is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

         Information called for by Item 11 is set forth under the heading "Executive Compensation" in the Company's 1997 Proxy Statement, which is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information called for in Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1997 Proxy Statement, which is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information called for in Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in the Company's 1997 Proxy Statement, which is incorporated herein by this reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

         The following documents are being filed as part of this Report:

         (a)(1)   Financial Statements:
                    Transmedia Network Inc.

                  See "Index to Financial Statements" contained in Part II,
                    Item 8.

         (a)(2)   Financial Statement Schedules

         No schedules have been included because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

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

3.2 Certificate of Amendment to the Certificate of Incorporation of the Company.(9)

3.3 Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on March 22, 1994.(1)

3.4      By-Laws of the Company.(3)

10.2     1987 Stock Option and Rights Plan, as amended.(1)(10)

10.3 Form of Stock Option Agreement (as modified) between the Company and certain Directors and Schedule of Options granted and outstanding (as of September 30, 1995) to such Directors pursuant to the respective Stock Option Agreements with such Directors.(10) (11)

10.4 Amended and Restated Employment Agreement dated as of November 15, 1996 between the Company and Melvin Chasen.(12)

10.5 Amended and Restated Consulting Agreement dated as of November 15, 1996 between the Company and Melvin Chasen.(12)

10.6 Employment Agreement effective April 1, 1992 between the Company and James Callaghan.(9) (10)

10.7 Amendment dated October 1, 1994, to Employment Agreement between the Company and James Callaghan.(1)(10)

10.8 Employment Agreement dated as of October 1, 1995 between the Company and Barry Kaplan. (10)(12)

10.9 Master License Agreement dated December 14, 1992 between the Company and Conestoga Partners, Inc.(8)

10.10 First Amendment to Master License Agreement dated April 12, 1993, between the Company and Conestoga Partners, Inc.(9)

10.11 Second Amendment to Master License Agreement -- Assignment and Assumption Agreement dated August 11, 1993 among the Company, TMNI International Incorporated and Transmedia Europe, Inc.(9)

10.12 Master License Agreement Amendment No. 3 dated November 22, 1993 between TMNI International Incorporated and Transmedia Europe, Inc.(9)

10.13 Master License Agreement dated March 21, 1994 between TMNI International Incorporated and Conestoga Partners II, Inc. licensing rights in the Asia Pacific region.(1)

10.14 Agreement, dated as of December 6, 1996, among the Company, TMNI International Incorporated, Transmedia Europe Inc. and Transmedia Asia Pacific Inc.(12)

10.15 Agreement, dated as of November 15, 1996 between the Company and The Western Transmedia Company Inc.(12)

21.1     Subsidiaries of Transmedia Network Inc.(1)

23.1     Consent of Independent Auditors.(13)

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

         (11) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 and incorporated by reference.

         (12)     Filed as an exhibit hereto.

         (13)     To be filed by amendment.

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

                                                      TRANSMEDIA NETWORK INC.

                                                   By: /S/MELVIN CHASEN
                                                       ------------------------
                                                       Melvin Chasen, President

Dated:  December 30, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         NAME                          TITLE                           DATE
         ----                          -----                           ----

/S/MELVIN CHASEN                Director, Chairman            December 30, 1996
-----------------------         of the Board, President
Melvin Chasen                       and Chief Executive
                                    Officer

/S/JAMES M. CALLAGHAN           Director,                     December 30, 1996
-----------------------
James M. Callaghan              Vice President

/S/JACK AFRICK                  Director                      December 30, 1996
-----------------------
Jack Africk

/S/HERBERT M. GARDNER           Director                      December 30, 1996
-----------------------
Herbert M. Gardner

/S/IRWIN HOCHBERG               Director                      December 30, 1996
-----------------------
Irwin Hochberg

/S/A. BARRY MERKIN              Director
-----------------------
A. Barry Merkin

/S/HENRY SEIDEN                 Director                      December 30, 1996
-----------------------
Henry Seiden

/S/BARRY S. KAPLAN              Director Vice President
-----------------------
Barry S. Kaplan

/S/DAVID L. WEINBERG            Vice President and            December 30, 1996
-----------------------
David L. Weinberg               Chief Financial
                                Officer (Principal
                                Financial and
                                Accounting Officer)


                                  EXHIBIT INDEX
                                  -------------
                                                                                      SEQUENTIALLY
EXHIBIT NO.                         DESCRIPTION OF DOCUMENT                             NUMBERED
PAGE                                -----------------------                           ------------
----

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

3.2      Certificate of Amendment to the Certificate of
         Incorporation of the Company.(9)                                                 P

3.3      Certificate of Amendment to the Certificate of Incorporation
         of the Company, as filed with the Delaware Secretary of State
         on March 22, 1994.(1)                                                            P

3.4      By-Laws of the Company.(3)                                                       P

10.2     1987 Stock Option and Rights Plan, as amended.(1)(10)                            P

10.3 Form of Stock Option Agreement (as modified) between the Company and certain Directors and Schedule of Options granted and outstanding (as of September 30, 1995) to such Directors pursuant to the respective Stock Option Agreements with such Directors.(10)(11)

10.4     Amended and Restated Employment Agreement dated as of
         November 15, 1996 between the Company and Melvin Chasen.(12)                     P

10.5     Amended and Restated Consulting Agreement dated as of November 15,
         1996 between the Company and Melvin Chasen.(12)                                  P

10.6     Employment Agreement effective October 1, 1995 between the
         Company and James Callaghan.(9) (10)                                             P

10.7     Amendment dated October 1, 1994, to Employment Agreement
         between the Company and James Callaghan.                                         P

10.8     Employment Agreement dated as of October 1, 1995 between
         the Company and Barry Kaplan.(10)(12)                                            P

10.9     Master License Agreement dated December 14, 1992 between the
         Company and Conestoga Partners, Inc.(8)                                          P

10.10    First Amendment to Master License Agreement dated April 12, 1993,
         between the Company and Conestoga Partners, Inc.(9)                              P

10.11    Second Amendment to Master License Agreement -- Assignment
         and Assumption Agreement dated August 11, 1993 among the
         Company, TMNI International Incorporated and Transmedia
         Europe, Inc.(9)                                                                  P

10.12    Master License Agreement Amendment No. 3 dated
         November 22, 1993 between TMNI International Incorporated and
         Transmedia Europe, Inc.(9)                                                       P

10.13    Master License Agreement dated March 21, 1994 between TMNI
         International Incorporated and Conestoga Partners II, Inc. licensing
         rights in the Asia Pacific region.(1)                                            P

10.14    Agreement, dated as of December 6, 1996, among the Company,
         TMNI International Incorporated, Transmedia Europe Inc. and
         Transmedia Asia Pacific Inc.(12)                                                 P

10.15    Agreement, dated as of  November 15, 1996 between the Company
         and The Western Transmedia Company Inc.(12)                                      P

21.1     Subsidiaries of Transmedia Network Inc.(1)                                       P

23.1     Consent of Independent Auditors.(13)

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

         (11) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 and incorporated by reference.

         (12)     Filed as an exhibit hereto.

         (13)     To be filed by amendment.