Form 10-K/A
period 1996-09-30
TRANSMEDIA NETWORK INC /DE/
filed 1997-01-06
CIK 78536

                       SECURITIES AND EXCHANGE COMMISSION                  The following items were the
                             Washington, D.C. 20549                        subject of a Form 12b-25 and
                                                                           are included herein (Item 6,
                                   FORM 10-K/A                             Item 7 and Item 8.)

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

ITEM 6.  SELECTED FINANCIAL DATA

INCOME STATEMENT DATA:

                                                                 YEAR ENDED SEPTEMBER 30,
                                                                 ------------------------
                                               1996              1995             1994              1993             1992
                                               ----              ----             ----              ----             ----
Net sales                               $68,600,122     $  58,792,454     $ 45,605,606     $  33,512,234     $ 23,777,303
Membership and renewal
  fee income                              6,833,013         4,207,368        2,769,618         1,686,423        1,142,345
Continuing franchise and
  royalty fee income                      2,469,316         2,633,031        1,503,028           360,076          167,084
Commission income                           682,121           605,441          405,054                --               --

Total revenues                           78,584,572        66,238,294       50,283,356        35,558,733       25,086,732

Operating income                          4,756,552         6,344,850        5,216,578         3,425,433        2,609,244

Net income                                2,546,072         4,196,213        4,176,171         2,734,225        1,744,894

Net income per share
  Primary                                      0.25              0.42             0.42              0.29             0.20
  Fully diluted                                0.25              0.42             0.42              0.28             0.20

BALANCE SHEET DATA:

Total assets                            $53,910,673       $37,361,341      $28,477,060     $  17,903,666     $ 13,459,098

Total long-term debt                             --         2,000,000               --                --               --

Stockholders' equity                     25,752,898        24,191,249       18,924,979        12,618,829        9,438,386

Cash dividends per
  common share                                  .04               .04              .04               .02               --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

The Company has changed its application of Statement of Position 93-7 "Reporting on Advertising Costs". The Company had been deferring certain costs of acquiring cardmembers and then amortizing these costs over the average life of a cardmember, or 24 months. The Company has now decided to defer the costs associated with obtaining fee paying cardmembers, but only to the extent that initial fees are generated, and to then amortize these costs over 12 months, the period of initial membership. Since the

Company established a no-fee membership program in 1996 and had waived most initial fees in 1994 and 1995, this change resulted in a write-down of previously capitalized and deferred costs and an increase in cardmember acquisition expenses.

STATEMENT PRESENTATION

The Company has included all non-capitalizable advertising expenses related to membership acquisition as a separate line item on its income statement. Also included on this separate line item is the amortization of capitalizable advertising costs. Previously, the amortization had been netted against membership and renewal fee income and all non-capitalizable advertising expenses had been included in selling, general and administrative expenses. All periods presented reflect this presentation.


NEW ACCOUNTING PRONOUNCEMENTS

i.        Accounting for Stock-Based Compensation

          On October 23, 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation (FAS "123"). This Statement applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price. The Statement covers transactions with employees and nonemployees and is applicable to both public and nonpublic entities. Entities are allowed (1) to to continue to use the Accounting Principles Board Opinion No. 25 (APB 25"), or (2) to adopt the FAS 123 fair value based method. Once the method is adopted, an entity cannot change and the method selected applies to all of an entity's compensation plans and transactions. For entities not adopting the FAS 123 fair value based method, the disclosure requirements of FAS 123, including the pro forma information, are effective for financial statements for fiscal years beginning after December 15, 1995. The pro forma disclosure are to include all awards granted in fiscal years that begin after December 15, 1994. However, the disclosures, including the pro forma net income and earnings per share disclosures, for the fiscal year beginning after December 15, 1994 will not be included in that year's financial statements, but will be included in the following year-end financial statements if the first fiscal year is presented for comparative purposes. Management has determined that it will follow the accounting method for APB 25 for employees and that the effect of FAS 123 for non-employees is not significant. FAS 123 will be adopted by the Company as of October 1, 1996.

ii. Accounting for Transfers of Servicing of Financial Assets and Extinguishments of Liabilities

          In June 1996, the FASB issued Statement of financial Accounting Standards No. 125 ("FAS 125"), "Accounting for Transfers of Servicing of Financial Assets and Extinguishments of Liabilities." FAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach that focuses on control. FAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after

December 31, 1996 and is to be prospectively applied. The Company believes that the adoption of FAS 125 will have no impact on its financial statements.

RESULTS OF OPERATIONS (1996 VERSUS 1995)

Net sales for the fiscal year ended September 30, 1996 increased 16.7% to $68,600,122 as compared to $58,792,454 for the year ended September 30, 1995. The sales increase was due to an increased number of cardmembers and restaurants available to cardmembers. Approximately ninety percent (90%) of all restaurants listed in the directories published by the Company renew their contracts with the Company after the initial amount of rights to receive meal credits purchased by the Company is expended. In the second year of renewal, the Company renews approximately 80% of those restaurants continuing in business. After the second year, renewal rates drop sharply because the restaurants with the Company's help have become successful and no longer need the Company, the Company chooses not to renew the restaurant or the restaurant has gone out of business. However, offsetting this drop is the fact that new restaurants start-up as old ones go out of business, providing the Company with new restaurant prospects. The Company believes that in no area where the Company operates is it close to restaurant or cardmember saturation. At September 30, 1996, the average Rights to Receive balance per Company restaurant participating was $9,220 versus $8,592 at September 30, 1995. Membership and renewal fee income increased to $6,833,013, of which $1,164,883 was initial fee income in 1996 from $4,207,368, of which $835,151 was initial fee income in 1995 as the result of an increased number of cardmembers, as well as renewals.

In 1996, 7% of joining cardmembers paid a fee. The others joined under no-fee programs. In 1995, the initial fee was waived 93% of the time. The renewal rates in both 1996 and 1995 approximated 55% to 60%. Fee income is recognized over a twelve-month period beginning in the month the fee is received. Continuing franchise fee and royalty income decreased to $2,469,316 from $2,633,031. This decrease resulted from the purchase by the Company of its Chicago franchisee on July 1, 1995. As a result in the growth in the overall elements of revenue, gross profits increased by $6,688,213 to $33,438,014 in 1996.

In 1996, selling, general and administrative ("SG&A") expenses increased by $5,262,636, as compared to 1995, representing a 27.8% increase. In 1996, SG&A expenses of a variable nature amounted to $11,170,000 (46.1% of total SG&A expenses) versus $9,498,000 (50.1% of total SG&A expenses) in 1995. Main components of SG&A expenses included sales salaries and commissions ($2,362,000 in 1996 versus $1,866,000 in 1995), bank processing fees ($3,433,000 in 1996 versus $2,834,000 in 1995), Rights to Receive loss expense ($2,075,000 in 1996 versus $2,332,000 in 1995) and salaries expense ($4,230,000 in 1996 versus $3,604,000 in 1995). The Company also incurred

$801,000 of expenses in 1996 associated with the start-up of new territories operated by the Company compared with $268,000 in 1995.

In 1996, cardmember acquisition expenses were $4,456,435 versus $1,442,560 in 1995. Included in cardmember acquisition expenses was the amortization of deferred advertising costs amounting to $1,164,865 in 1996 and $751,802 in 1995. Costs capitalized in 1996 and 1995 were $969,129 and $1,012,740, respectively. (See Footnote 1(e) to Consolidated Financial Statements.)

Operating income in 1996 was $4,756,552, a 25.0% decrease from $6,344,850 in 1995.

Other income, net of expense in 1996 was a net expense amounting to $650,000 versus net income of $534,000 in 1995, a difference of $1,184,000. Reasons for the reduction included $736,000 more interest expense and financing costs in 1996 than 1995, $578,000 less initial franchise fee and license income in 1996 than 1995, $165,000 less in interest and other income in 1996 than 1995, and no merger and acquisition expenses in 1996 versus $295,000 in 1995, which was related to the Company's acquisition of its Chicago franchisee.

Earnings before taxes amounted to $4,106,572 in 1996 compared with $6,879,013 in 1995. The effective tax rate in 1996 was 38.0% versus 39.0% in 1995.

Net income was $2,546,072 or $.25 per share, versus $4,196,213 or $.42 per share in 1995.

RESULTS OF OPERATIONS (1995 VERSUS 1994)

Net sales for the fiscal year ended September 30, 1995 increased 28.9% to $58,792,454, as compared to $45,605,656 for the year ended September 30, 1994. The sales increase was primarily due to an increased number of cardmembers and restaurants available to cardmembers. Approximately ninety percent (90%) of all restaurants listed in the directories published by the Company renew their contracts with the Company after the initial amount of Rights to Receive meal credits purchased by the Company is expended. In the second year of renewal, the Company renews approximately 80% of those restaurants continuing in business. After the second year, renewal rates drop sharply because the restaurants with the Company's help have become successful and no longer need the Company, the Company chooses not to renew the restaurant or the restaurant has gone out of business. However, offsetting this drop is the fact that new restaurants start-up as old ones go out of business, providing the Company with new restaurant prospects. The Company believes that in no area where the Company operates is it close to restaurant or cardmember saturation. At September 30, 1995, the average Rights to Receive balance per Company restaurant participating was $8,592 versus $8,719 at September 30, 1994. Membership and renewal fee income increased to $4,207,368, of which $835,151 was initial fee income in 1995 from $2,769,618, of which $788,345 was initial fee income in 1994 as the result of an increased number of cardmembers, as well as renewals. In 1995 and 1994, the initial fee was waived 93% and 90% of the time, respectively. In April 1994 the Company ceased waiving renewal fees. In 1994 prior to April, the Company waived renewal fees 35% of the time. The renewal rate in 1995 and 1994 approximated 55% to 60%. Fee income is recognized into income over a twelve-month period beginning in the month the fee is received. Continuing franchise fee and royalty income increased to $2,633,031 in 1995 from $1,503,028 in 1994 as a result of the growth in the Company's franchisees and the start-up of the licensees in the United Kingdom and Australia. Commission income received by the company increased to $605,441 in 1995 from $405,054 in 1994. As a result of the growth in the overall elements of revenue, gross profits increased by $6,938,391 to $26,749,801 in 1995.

In 1995, selling, general and administrative ("SG&A") expenses increased by $4,910,504, as compared to 1994, representing a 34.9% increase. In 1995, SG&A expenses of a variable nature amounted to $9,498,000 (50.1% of total SG&A expenses) versus $6,540,000 (46.5% of total SG&A expenses) in 1994. Main components of SG&A expenses included sales salaries and commissions ($1,866,000 in 1995 versus $1,147,000 in 1994), bank processing fees ($2,834,000 in 1995 versus $2,045,000 in 1994), Rights to Receive loss expense ($2,332,000 in 1995 versus $1,743,000 in 1994) and salaries expense ($3,604,000 in 1995 versus $2,603,000 in 1994). The Company also incurred $268,000 of expenses in 1995 associated with the start-up of new territories operated by the Company.

In 1995 cardmember acquisition expenses were $1,442,560 versus $542,945 in 1994. Included in cardmember acquisition expenses was the amortization of deferred advertising costs amounting to $751,802 in 1995 and $303,590 in 1994. Costs capitalized in 1995 and 1994 were $1,012,740 and $581,770, respectively. (See Footnote 1(e) to Consolidated Financial Statements.)

Operating income in 1995 was $6,344,850, a 21.6% increase over the $5,216,578 in 1994.

Other income, net of expense in 1995 amounted to $534,163 compared to $1,757,093 in 1994. The reduction of $1,222,930 results from an $863,789 decrease in initial franchise and license fee income, net of expenses in 1995. The Company in 1994 had entered into a major license for Australia, New Zealand and the right to sublicense Asia. In 1995, the Company incurred merger and acquisitions costs amounting to $294,600 in connection with the acquisition of its Chicago franchisee.

Earnings before taxes amounted to $6,879,013 in 1995 compared with 6,973,671 in 1994. The effective tax rate in 1995 was 39.0% compared with 40.1% in 1994.

Net income in 1995 was $4,196,213 or $.42 per share, versus $4,176,171 or $.42 per share in 1994.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased to $21,952,478 at September 30, 1996 from $23,263,096 at September 30, 1995. The Company's rights-to-receive increased by $11,378,557; however, this was offset by the increase in the use of the Companys line of credit which increased by $13,000,000 to $15,000,000 at September 30, 1996, all of which was classified as a current liability.

On June 30, 1995 the Company obtained a loan facility with NationsBank of Florida ("NationsBank") under which it could borrow, at the bank's prime rate of interest, up to Six Million Dollars ($6,000,000) until May 15, 1996, and thereafter, up to Seven Million Five Hundred Thousand Dollars ($7,500,000). On January 26, 1996, the loan facility was amended and increased to Twenty Million Dollars ($20,000,000) and the expiration date was changed to January 26, 1999; however, because of the Company's asset securitization described below, the line of credit terminated on December 24, 1996.

On December 24, 1996, the Company sold approximately $33 million of its Rights to Receive as part of a revolving securitization. The rights to receive were sold without recourse to a special purpose corporation ("SPC") which issued $33 million of fixed-rate securities in a private placement to various third-party investors. In exchange for the Rights to Receive, the Company received approximately $32 million after costs of the transaction and will retain a residual interest in the future excess cash flows which will be generated as the Rights to Receive are exchanged for meals by the Company's cardholders. A portion of this residual interest will be represented by a subordinated note issued by the SPC to the Company.

Assuming the December 24, 1996 securitization had been completed on September 30, 1996 and that part of the proceeds was were used to pay off the Company's outstanding line-of-credit balance, the following pro-forma condensed balance sheet is presented:

                                                   SEPTEMBER 30, 1996
                                                   ------------------
                                             ORIGINAL            PRO-FORMA
                                             --------            ---------
Cash                                        $ 3,603,409         $20,603,409
Rights-to-Receive                            37,525,957           4,525,957
Other current assets                          4,545,339           4,545,339
                                            -----------         -----------
          Total current assets               45,674,705          29,674,705
Non-current assets                            8,235,968           9,235,968
                                            -----------         -----------
          Total assets                      $53,910,673         $38,910,673
                                            ===========         ===========

Line of credit                               15,000,000               --
Current liabilitites                          8,722,227           8,722,227
                                            -----------         -----------
Total current liabilities                    15,722,227           8,722,227

Non-current liabilities                       4,435,548           4,435,548
                                            -----------         -----------
          Total liabilities                  28,157,776          13,157,775
Stockholders' equity                         25,752,898          25,752,898
          Total liabilities and             -----------         -----------
          stockholders' equity              $53,910,673         $38,910,673
                                            ===========         ===========

The Company expects to recognize income of approximately $11 million as the Rights to Receive are utilized over a six to nine month period. This revenue stream is approximately the same as that which would have been experienced by the Company had it retained the Rights to Receive on its balance sheet instead of selling them. The Company will also receive a fee for servicing the Rights to Receive which will offset the cost of servicing presently recorded in general and administrative expense.

Because the private placement certificates will have a term of five years before their principal is amortized, the Company will replenish the pool of rights to receive in the SPC as they are utilized. This on-going replenishment by the Company will generate additional revenue as the new rights to receive are utilized by cardholders.

On November 15, 1996, the Company entered into a purchase agreement with The Western Transmedia Company, Inc. ("Western"), a franchisee of the Company. Under the terms of the agreement, the Company will reacquire the right to operate its business in California, Oregon, Washington and a portion of Nevada. In addition, the Company will acquire Western's Rights to Receive, and its furniture, fixtures and equipment. The purchase price will approximate $7,750,00, of which $4,750,000, represents the cost of the franchise. Closing of the proposed transaction is anticipated to take place in January 1997.

Capital expenditures by the Company over the past three fiscal years (approximately $7,062,105) have been due almost exclusively to the Company's development and acquisition of computer hardware and software necessary for the operation of the Cardmember Service Center. The Company estimates that it will spend approximately $2,600,000 on capital expenditures, consisting primarily of computer software in fiscal year 1997.

The Company believes that cash on hand at September 30, 1996, together with cash generation by operations plus cash received from the December 1996 securitization after paying off the Company's line of credit will satisfy the Company's total need for cash during the 1997 fiscal year.

The Company's inventory of Rights to Receive increased by $11,378,557 to a total of $37,525,957 at September 30, 1996. As noted above, the Company sold approximately $33,000,000 of its Rights to Receive in a securitization transaction in December 1996.

In many instances the Rights to Receive purchased by the Company are secured by the furniture, fixtures and kitchen equipment of the related restaurants as filed pursuant to the Uniform Commercial Code. The Company also attempts to obtain personal guarantees from the restaurant owners.

                          Analysis of Rights to Receive

                                                      1996                  1995                  1994
                                                      ----                  ----                  ----
Rights to Receive, beginning of year             $26,147,400           $17,472,712           $ 9,968,102
Purchase of Rights to Receive                     59,179,978            50,295,531            39,419,189
Write-offs of Rights to Receive                   (2,654,863)           (2,132,350)           (1,442,633)
                                                 -----------           -----------           -----------
                                                  82,672,515            65,635,893            47,944,658
Cost of sales                                     45,146,558            39,488,493            30,471,946
                                                 -----------           -----------           -----------
Rights to Receive, end of year                   $37,525,957           $26,147,400           $17,472,712
                                                 ===========           ===========           ===========

Management of the Company believes that continued increase in the number of restaurants which honor the Transmedia Card (and, therefore, increases in the inventory of Rights to Receive purchased) is essential to attract additional cardmembers, satisfy existing cardmembers and continue the Company's revenues growth. Further, management believes that the purchase of Rights to Receive can be funded generally from cash on hand, from operations and from funds made available from future securitizations.

Cash flow used in operating activities was $7,941,637 in fiscal year ended September 30, 1996, compared with cash used in operating activities of $843,422 and $1,526,902 in 1995 and 1994, respectively. Cash is primarily used in purchasing Rights to Receive meal credits. Management of the Company anticipates that the expenditure for the purchases of Rights to Receive will continue to increase as the Company expands the number of participating full service restaurants available to its cardmembers.

Cash used in investing activities was $3,354,072 in the fiscal year ended September 30, 1996, compared with $2,020,055 used in 1995 and $1,860,978 used in 1994. Cash flow deficits from investing activities were due primarily to the development and acquisition of computer hardware and software necessary for the operation of the Company's Cardmember Service Center. Management believes that cash to be used in investing activities in the fiscal year ended September 30, 1997 will approximate $2,600,000.

Cash flow provided by financing activities was $12,628,796 for the fiscal year ended September 30, 1996, compared with cash flows provided by financing activities of $2,654,900 in 1995 and $861,734 in 1994. In 1996, the principal source of cash flow was from borrowings under the Company's bank line of credit. In 1995, the principal source of cash flow were from borrowings under the Company's bank line of credit and from the exercise of options for common stock. In 1994, the principal source of cash flow from financing activities was from the exercise of options for common stock and the conversion of warrants.

ITEM 8. FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

Independent Auditors' Report                                F - 1

Financial Statements:
 Consolidated Balance Sheets,
  September 30, 1996 and 1995                               F - 2

Consolidated Statements of Income                           F - 3
 for each of the years in the three-year
 period ended September 30, 1996

Consolidated Statements of Stockholders'                    F - 4
 Equity for each of the years in the three-year period ended September 30, 1996

Consolidated Statements of Cash Flows                       F - 5,6
 for each of the years in the three-year
 period ended September 30, 1996

Notes to Consolidated Financial Statements                  F - 7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and
    Stockholders
Transmedia Network Inc.:

We have audited the accompanying consolidated balance sheets of Transmedia Network Inc. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transmedia Network Inc. and subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996 in conformity with generally accepted accounting principles.

As discussed in note 1(c) to the consolidated financial statements, the Company changed its method of accounting for investments at September 30, 1995 to adopt the provisions of the Financial Accounting Standards Board's SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

December 6, 1996, except as to notes 13
   and 16, which are dated as of
   December 24, 1996
Miami, Florida


                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           September 30, 1996 and 1995

                                  ASSETS                                                  1996             1995
                                  ------                                                  ----             ----

Current assets:
     Cash and cash equivalents (note 1)                                           $         3,603,409       2,270,322
     Accounts receivable, less allowance for doubtful accounts
        of $15,000 in 1996 and 1995 (note 5)                                                2,616,586       1,771,821
     Rights to receive (note 5)                                                            37,525,957      26,147,400
     Prepaid expenses and other current assets                                              1,035,083         708,253
     Unamortized advertising costs (note 16)                                                  343,385         539,118
     Income taxes receivable                                                                  307,377            -
     Deferred income taxes (note 8)                                                           242,908         441,285
                                                                                           ----------      ----------
                   Total current assets                                                    45,674,705      31,878,199

Securities available for sale, at fair value (note 3)                                       1,264,793       1,878,012
Property and equipment, net (note 2)                                                        5,663,693       3,471,700
Other assets                                                                                1,307,482         133,430
                                                                                           ----------      ----------

                   Total assets                                                   $        53,910,673      37,361,341
                                                                                           ==========      ==========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line of credit (note 13)                                                     $        15,000,000            -
     Accounts payable - Rights to receive                                                   4,784,352       4,933,070
     Accounts payable - reimbursable tax and tips                                             485,245         428,000
     Accounts payable - other                                                               2,679,290       1,663,754
     Income taxes payable                                                                        -             22,600
     Accrued expenses                                                                         773,340       1,028,561
                                                                                           ----------      ----------
                   Total current liabilities                                               23,722,227       8,075,985

Line of credit (note 13)                                                                         -          2,000,000
Deferred membership and renewal fee income (note 1)                                         4,102,786       2,866,916
Deferred income taxes (note 8)                                                                332,763         227,191
                                                                                           ----------      ----------
                   Total liabilities                                                       28,157,776      13,170,092
                                                                                           ----------      ----------
Stockholders' equity (notes 6 and 7):
     Preferred stock, $.10 par value per share                                                   -               -
     Common stock, $.02 par value per share                                                   202,539         202,375
     Additional paid-in capital                                                            10,546,612      10,513,055

     Unrealized gain on securities available for sale (net of
        deferred income taxes of $603,583 in 1996 and
        $1,021,679 in 1995)                                                                   984,792       1,598,011
     Retained earnings                                                                     14,018,955      11,877,808
                                                                                           ----------      ----------
                   Total stockholders' equity                                              25,752,898      24,191,249

Commitments (notes 6, 11 and 12)
                                                                                           ----------      ----------
                   Total liabilities and stockholders' equity                     $        53,910,673      37,361,341
                                                                                           ==========      ==========


See accompanying notes to consolidated financial statements.


                                               TRANSMEDIA NETWORK INC.
                                                   AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF INCOME

                       For each of the years in the three-year period ended September 30, 1996

                                                                          1996            1995             1994
                                                                          ----            ----             ----
Revenues:
     Net sales                                                     $      68,600,122       58,792,454      45,605,656
     Membership and renewal fee income                                     6,833,013        4,207,368       2,769,618
     Continuing franchise fee and royalty income                           2,469,316        2,633,031       1,503,028
     Commission income                                                       682,121          605,441         405,054
                                                                          ----------       ----------      ----------
                                                                          78,584,572       66,238,294      50,283,356

Cost of sales                                                             45,146,558       39,488,493      30,471,946
                                                                          ----------       ----------      ----------
                   Gross profit                                           33,438,014       26,749,801      19,811,410

Selling, general and administrative expenses                              24,225,027       18,962,391      14,051,887
Cardmember acquisition expenses                                            4,456,435        1,442,560         542,945
                                                                          ----------       ----------      ----------

                   Operating income                                        4,756,552        6,344,850       5,216,578
                                                                          ----------       ----------      ----------

Other income (expense):
     Initial franchise fee and license fee income,
        net of expense                                                        30,100          608,211       1,472,000
     Merger and acquisition expenses                                            -            (294,600)           -
     Interest and other income                                               171,772          336,742         290,197
     Interest expense and financing costs                                   (851,852)        (116,190)         (5,104)
                                                                          ----------       ----------      ----------
                                                                            (649,980)         534,163       1,757,093
                                                                          ----------       ----------      ----------
Income before income taxes                                                 4,106,572        6,879,013       6,973,671
                   Income taxes (note 6)                                   1,560,500        2,682,800       2,797,500
                                                                          ----------       ----------      ----------
                   Net income                                      $       2,546,072        4,196,213       4,176,171
                                                                          ==========       ==========      ==========
Net income per common and common equivalent
   share:
        Primary                                                    $      .25              .42             .42
                                                                          ===              ===             ===

        Fully diluted                                              $      .25              .42             .42
                                                                          ===              ===             ===
Weighted average number of
 common and common equivalent shares outstanding:
        Primary                                                           10,299,229       10,112,326       9,980,302
                                                                          ==========       ==========      ==========
        Fully diluted                                                     10,299,229       10,112,326      10,024,175
                                                                          ==========       ==========      ==========

See accompanying notes to consolidated financial statements.


                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

     For each of the years in the three-year period ended September 30, 1996

                                                           COMMON STOCK
                                                   ------------------------     ADDITIONAL    UNREALIZE
                                                        NUMBER                    PAID-IN       GAINS       RETAINED
                                                      OF SHARES     AMOUNT        CAPITAL    (LOSSES), NET  EARNINGS        TOTAL
                                                      ---------     ------        -------    -------------  --------        -----
Balance, September 30, 1993                            6,184,716  $ 123,694     8,245,386         -        4,249,749    12,618,829
     Net income                                             -          -             -            -        4,176,171     4,176,171
     Three-for-two stock split                         3,177,607     63,552          -            -          (63,552)         -
     Exercise of stock options                           189,758      3,795       181,404         -             -          185,199
     Income tax benefit related to stock
      option plan                                           -          -          663,104         -             -          663,104
     Conversion of warrants to stock                      66,397      1,329       388,299         -             -          389,628
     Dividend                                               -          -             -            -         (383,025)     (383,025)
     Unrealized gains, net                                  -          -             -       1,275,073          -        1,275,073
                                                      ----------  ---------    ----------   ----------    ----------    ----------
Balance, September 30, 1994                            9,618,478    192,370     9,478,193    1,275,073     7,979,343    18,924,979
     Net income                                             -          -             -            -        4,196,213     4,196,213
     Exercise of stock options                           221,905      4,438       341,820         -             -          346,258
     Income tax benefit related to stock
      option plan                                           -          -          688,610         -             -          688,610
     Dividend                                               -          -             -            -         (397,861)     (397,861)
     Acquisition of franchise                            278,387      5,567         4,432         -          100,113       110,112
     Unrealized gains, net                                  -          -             -         322,938          -          322,938
                                                      ----------  ---------    ----------   ----------    ----------    ----------
Balance, September 30, 1995                           10,118,770    202,375    10,513,055    1,598,011    11,877,808    24,191,249
     Net income                                             -          -             -            -        2,546,072     2,546,072
     Exercise of stock options                             8,156        164        33,557         -             -           33,721
     Dividend                                               -          -             -            -         (404,925)     (404,925)
     Unrealized loss, net                                   -          -             -        (613,219)         -         (613,219)
                                                      ----------  ---------    ----------   ----------    ----------    ----------
Balance, September 30, 1996                           10,126,926  $ 202,539    10,546,612      984,792    14,018,955    25,752,898
                                                      ==========  =========    ==========   ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                                       F-4                           (Continued)


                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

     For each of the years in the three-year period ended September 30, 1996

                                                                           1996            1995            1994
                                                                           ----            ----            ----
Cash flows from operating activities:
     Net income                                                      $      2,546,072       4,196,213       4,176,171
     Adjustments to reconcile net income to net cash
        used in operating activities:
           Depreciation and amortization                                    1,163,367         693,960         360,621
           Deferred income taxes                                              303,948        (115,054)         45,826
           Loss on disposal of property and equipment                           8,712           4,090          71,717
           Changes in assets and liabilities:
               Accounts receivable                                           (844,765)        526,684        (732,418)
               Rights to receive                                          (11,378,557)     (8,674,688)     (7,504,610)
               Income taxes receivable                                       (307,377)           -               -
               Prepaid expenses and other current assets                     (326,830)       (137,289)       (408,475)
               Unamortized advertising costs                                  195,733        (260,938)       (278,180)
               Other assets                                                (1,184,052)        177,553        (203,876)
               Accounts payable - Rights to receive                          (148,718)      1,290,739       1,907,463
               Accounts payable - other                                     1,072,781         242,812         592,414
               Income taxes payable                                           (22,600)       (318,739)       (202,293)
               Accrued expenses                                              (255,221)        184,082          43,583
               Deferred membership and renewal fee
                 income                                                     1,235,870       1,347,153         605,155
                                                                          -----------      ----------      ----------

                     Total adjustments                                    (10,487,709)     (5,039,635)     (5,703,073)
                                                                          -----------      ----------      ----------
                     Net cash used in operating activities                 (7,941,637)       (843,422)     (1,526,902)
                                                                          -----------      ----------      ----------
Cash flow from investing activities:
     Additions to property and equipment                                   (3,354,572)     (2,020,055)     (1,687,478)
     Purchase of securities available for sale                                   -               -           (180,000)
     Proceeds from sale of property and equipment                                 500            -              6,500
                                                                          -----------      ----------      ----------

                     Net cash used in investing activities                 (3,354,072)     (2,020,055)     (1,860,978)
                                                                          -----------      ----------      ----------
Cash flows from financing activities:
     Net borrowings on note payable to bank under
        revolving line of credit                                           13,000,000       2,000,000            -
     Conversion of warrants and options for common
        stock, net of tax benefits                                             33,721       1,034,868       1,237,931
     Dividends paid                                                          (404,925)       (379,968)       (376,197)
                                                                          -----------      ----------      ----------
                     Net cash provided by financing activities
                                                                           12,628,796       2,654,900         861,734
                                                                          -----------      ----------      ----------

                                      F-5                           (Continued)

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


                                                                            1996           1995            1994
                                                                            ----           ----            ----

                     Net (decrease) increase in cash               $        1,333,087        (208,577)     (2,526,146)
Cash and cash equivalents, beginning of year                                2,270,322       2,478,899       5,005,045
                                                                           ----------       ---------       ---------
Cash and cash equivalents, end of year                             $        3,603,409       2,270,322       2,478,899
                                                                           ==========       =========       =========

Supplemental disclosures of cash flow information:
     Cash paid during the year for:
        Interest                                                   $          580,379          95,135           -
                                                                           ==========       =========       =========
        Income taxes                                               $        1,382,330       2,138,000       2,293,855
                                                                           ==========       =========       =========

Supplemental schedule of noncash investing and financing activities:
     Noncash investing and financing activities:
        During the years ended September 30, 1996 and 1995, the Company adjusted its available for sale investment portfolio to fair value; resulting in a net (decrease) increase to stockholders' equity of ($613,219) and $322,938, net of deferred income taxes.
        On March 20, 1996 and September 16, 1996, the Company declared a cash dividend of $.02 per share of common stock outstanding, payable on April 19, 1996 and October 24, 1996, respectively, to stockholders' of record at close of business on April 5, 1996 and October 10, 1996, respectively. At September 30, 1996, the dividend payable of $213,801 is recorded as accrued expenses.
        On March 23, 1995 and September 18, 1995, the Company declared a cash dividend of $.02 per share of common stock outstanding, payable on April 21, 1995 and October 19, 1995, respectively, to stockholders' of record at close of business on April 7, 1995 and October 5, 1995, respectively. At September 30, 1995, the dividend payable of $210,263 is recorded in accrued expenses.

See accompanying notes to consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1996, 1995 and 1994

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

                The Company's primary area of operations includes the Central and Southeast Florida area, the New York and Chicago metropolitan areas, Boston and Philadelphia, as well as its surrounding areas, including Delaware, also Detroit, Indianapolis, Milwaukee, Denver and Phoenix. Franchised areas include most of New Jersey, Washington, D.C., Maryland, Virginia, Texas, Oregon, North and South Carolina; Atlanta, Georgia, and parts of Tennessee, and California, including parts of Nevada and the state of Washington. Licensing arrangements exist for the United Kingdom, Canada, and Europe, as well as the Asia-Pacific region.

                Transmedia Network Inc.'s corporate structure consists of three wholly owned subsidiaries: Transmedia Restaurant Company Inc., is in charge of all restaurant-oriented functions of the Company; TMNI International Incorporated is responsible for all foreign licensing; and Transmedia Service Company Inc. which is responsible for all card member-related facets of the business, including the card member service center, and domestic franchising. All intercompany accounts and transactions have been eliminated in consolidation.

         (B)    RIGHTS TO RECEIVE

                Rights to receive ("Rights") are composed primarily of food and beverage credits from restaurants. Rights are stated at the gross amount of the commitment to the establishment (approximately 50 percent of the retail value of Rights obtained). Accounts payable-Rights represent the unfunded portion of the total commitments. Cost is determined by the first-in, first-out method. The Company reviews the realizability of the Rights on a periodic basis, provides for write offs of rights to receive and writes off Rights from restaurants that have ceased operations or whose credits are not utilized by cardholders. These write offs are offset by recoveries from restaurants.

         (C)    SECURITIES AVAILABLE FOR SALE

                The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY Securities, ("SFAS 115") effective September 30, 1994. Under SFAS 115, the Company is required to classify any debt and marketable equity securities in one of three categories: trading, Securities available for sale are recorded at fair value. Realized gains and losses from

                                                                     (Continued)

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         (E) DEFERRED MEMBERSHIP AND RENEWAL FEE INCOME AND UNAMORTIZED ADVERTISING COSTS

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

                Under SOP 93-7, certain advertising costs are capitalized. The advertising costs are amortized, straight-line, over 12 months, which is the cardholder membership period. The advertising costs capitalized as assets by the Company represent initial fee-paying member acquisition costs resulting from direct-response campaign costs which are recorded as incurred. Campaign costs include incremental direct costs of direct-response advertising, such as printing of brochures, campaign applications and mailings; as well as, payroll and payroll-related costs paid to employees directly related to the campaigns and to outside sources. Such costs are deferred only to the extent of membership fees generated by the campaign.

                Deferred membership and renewal fee income is billed in advance and amortized, straight-line, over the period of membership. Deferred membership and renewal fee income, is classified as a noncurrent liability since working capital will not be required as the deferred income is recognized over future periods.

                Cardmember acquisition expenses represent the cost of acquiring cardmembers and consist primarily of direct-response advertising costs.

         (F)    FRANCHISE AND LICENSE FEE INCOME

                Continuing franchise fee revenues are based on the franchisees' sales and are recognized when earned.

                                      F-8                            (Continued)

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                Initial franchise fees and license fees are recognized when material services or conditions relating to the sale have been substantially performed. Initial franchise fees and license fees consist of the following:

                                                                                        SEPTEMBER 30,
                                                                        -----------------------------------------------
                                                                            1996            1995            1994
                                                                            ----            ----            ----
               Initial franchise and license fees                         $  75,000        725,000           1,680,000
               Initial franchise and license expenses                        44,900       (116,789)           (208,000)
                                                                          ---------       --------          ----------
                                                                          $  30,100        608,211           1,472,000
                                                                          =========       ========          ==========

         (G)    NET SALES

                Net sales represent the retail value usage of the rights to receive sold, less the 20-30 percent discount offered to the Company's cardholders.

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

         (K)    RECLASSIFICATION

                Certain prior year amounts have been reclassified to conform with the 1996 presentation.

                                      F-9                            (Continued)

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (L)    COMMISSION INCOME

                Commission income represents income for advertising services provided by the Company to restaurants or other establishments, other than services derived from the purchase of rights to receive in advance.

         (M)    NEW ACCOUNTING PRONOUNCEMENTS

                (I)    ACCOUNTING FOR STOCK-BASED COMPENSATION

                       On October 23, 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). This Statement applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price. The Statement covers transactions with employees and nonemployees and is applicable to both public and nonpublic entities. Entities are allowed (1) to continue to use the Accounting Principles Board Opinion No. 25 method ("APB 25"), or (2) to adopt the FAS 123 fair value based method. Once the method is adopted, an entity cannot change and the method selected applies to all of an entity's compensation plans and transactions. For entities not adopting the FAS 123 fair value based method, FAS 123 requires pro forma net income and earnings per share information as if the fair value based method has been adopted. For entities not adopting the fair value based method, the disclosure requirements of FAS 123, including the pro forma information, are effective for financial statements for fiscal years beginning after December 15, 1995. The pro forma disclosure are to include all awards granted in fiscal years that begin after December 15, 1994. However, the disclosures, including the pro forma net income and earnings per share disclosures, for the fiscal year beginning after December 15, 1994 will not be included in that year's financial statements but will be included in the following year-end financial statements if the first fiscal year is presented for comparative purposes. Management has determined that it will follow the accounting method for APB 25 for employees and that the effect of FAS 123 for non-employees is not significant. FAS 123 will be adopted by the Company as of October 1, 1996.

               (II) ACCOUNTING FOR TRANSFERS OF SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

                       In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 ("FAS 125"), "Accounting for Transfers of Servicing of Financial Assets and Extinguishments of Liabilities." FAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach that focuses on control. FAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be prospectively applied. The Company believes that the adoption of FAS 125 will have no impact on its financial statements.

                                      F-10                           (Continued)

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)      PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                    ESTIMATED
                                         SEPTEMBER 30,            USEFUL LIVES
                                     --------------------------   ------------
                                       1996            1995
                                       ----            ----

      Furniture and fixtures         $   354,502        169,875       5 years
      Office equipment                 7,386,056      4,334,136       5 years
      Leasehold improvements              53,791         61,272    Life of lease
                                     -----------     ----------
                                       7,794,349      4,565,283
      Less accumulated depreciation   (2,130,656)    (1,093,583)
                                     -----------     ----------

                                     $ 5,663,693      3,471,700
                                     ===========     ==========

         Depreciation and amortization expense for the years ended September 30, 1996 and 1995 was $1,163,367 and $693,960, respectively.

(3)      SECURITIES AVAILABLE FOR SALE

         Securities available for sale are recorded at fair value and consist of shares of common stock of various companies with an aggregate cost of $280,000 and $280,000 as of September 30, 1996 and 1995. Gross
         unrealized gains were $1,749,625 and $2,685,941 as of September 30, 1996 and 1995, respectively. Gross unrealized losses were $161,250 and $66,250 as of September 30, 1996 and 1995, respectively. There were no realized gains or losses for the years ended September 30, 1996 and 1995.

(4)      FAIR VALUES OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. For the financial instruments shown below. The following presents the carrying amount and fair value of the Company's financial instruments at September 30, 1996:

                                                   CARRYING          FAIR
                                                    AMOUNT           VALUE
                                                    ------            -----

           Rights to receive                   $  37,525,957        37,525,957
                                                  ==========        ==========

           Securities available for sale       $   1,868,375         1,868,375
                                                  ==========        ==========

           Line of credit                      $  15,000,000        15,000,000
                                                  ==========        ==========

                                      F-11                          (Continued)

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The fair value of the rights to receive is based upon the sale described in note 17(a). The fair value of the securities available for sale is based upon quoted market prices for these or similar instruments. Amounts outstanding under the line of credit are considered to be at fair value because the rate of increase fluctuates as market conditions charge.

(5)      ALLOWANCE ACCOUNTS

         The following tables describe the activity in the allowance accounts for accounts receivable and rights to receive:

                                                              BALANCE,        CHARGED                       BALANCE,
                                                              BEGINNING         TO                           END OF
                                                               OF YEAR        EXPENSES      WRITE-OFFS        YEAR
                                                               -------        --------      ----------        ----
       Accounts receivable:
            Year ended September 30, 1966:
               Allowance for doubtful accounts                 $    15,000       424,807         (424,807)     15,000
                                                                  ========    ==========       ==========    ========

            Year ended September 30, 1995:
               Allowance for doubtful accounts                 $    25,000       332,528         (342,528)     15,000
                                                                  ========    ==========       ==========    ========

            Year ended September 30, 1994:
               Allowance for doubtful accounts                 $    20,000       111,527         (106,527)     25,000
                                                                  ========    ==========       ==========    ========

       Rights to receive:
            Year ended September 30, 1996:
               Allowance for doubtful accounts                  $  900,000     2,074,863       (2,654,863)    320,000
                                                                   =======     =========       ==========     =======

            Year ended September 30, 1995:
               Allowance for doubtful accounts                  $  700,000     2,332,350       (2,132,350)    900,000
                                                                   =======     =========       ==========     =======

            Year ended September 30, 1994:
               Allowance for doubtful accounts                  $  400,000     1,742,633       (1,442,633)    700,000
                                                                   =======     =========        =========     =======

         Write-offs for rights to receive are offset by recoveries from restaurants.

(6)      STOCK OPTION PLANS

         Under the Company's 1987 Stock Option and Rights Plan (the "1987 Plan"), the Company may grant stock options and related stock appreciation rights to persons who are now or who during the term of the 1987 Plan become key employees (including those who are also directors) and independent sales agents. Stock options granted under the 1987 Plan may either be incentive stock options or nonqualified stock options for federal income tax purposes. The 1987 Plan, as amended in 1992, provides that the Stock Option Committee of

                                      F-12                           (Continued)

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         the Board of Directors may grant stock options or stock appreciation rights with respect to a maximum of 1,012,500 shares of common stock at a price not less than the fair market value at the date of grant for qualified and nonqualified stock options. The exercise price under an incentive stock option granted to a person owning stock representing more than 10 percent of the common stock must equal at least 110 percent of the fair market value at the date of grant. Options are exercisable beginning not less than one year after date of grant. All options expire either five or ten years from the date of grant and each becomes exercisable in installments of 25 percent of the underlying shares for each year the option is outstanding, commencing on the first anniversary of the date of grant.

         In March 1996, the 1996 Long-Term Incentive Plan (the "1996 Plan") was approved for adoption by the Company's stockholders. Under the 1996 Plan, the Company may grant awards, which may include stock options, stock appreciation rights, restricted stock, deferred stock, stock granted as a bonus or in lieu of other awards, dividend equivalents and other stock based awards to directors, officers and other key employees and consultants of the Company. A maximum of 505,966 shares of the Company's common stock is included in the 1996 Plan. Stock options granted under the 1996 Plan may be either incentive stock options or nonqualified stock options for federal income tax purposes. The exercise price under an incentive stock option to a person owning stock representing more than 10 percent of the common stock must equal at least 110 percent of the fair market value at the date of grant. Options are excercisable not less than one year after the date of grant.

         The following table summarizes the stock options granted and exercised during 1996 and 1995:

                                                                1996      1995
                                                                ----      ----

        Total stock options granted - common stock             85,000    165,500
                                                              =======   ========
        Total stock options exercised - common stock            8,156    221,905
                                                              =======   ========
        Average exercise price                                $  4.13   $   1.56
                                                              =======   ========
        Nonqualified stock options exercised - common stock       -      208,686
                                                              =======   ========
           Current windfall tax benefit                       $   -      688,610
                                                              =======   ========
        Total warrants converted to common stock                  -         -

           Average exercise price                             $   -     $   4.56
                                                              =======   ========

                                      F-13                           (Continued)

         At September 30, 1996 and 1995, options under the Plans to purchase 586,373 and 509,529 shares of common stock are outstanding as follows:

                                                       SEPTEMBER 30, 1996
                                               -------------------------------------
                      ISSUANCE                    NUMBER OF            EXERCISE                 EXPIRATION
                        DATE                        SHARES               PRICE                     DATE
                        ----                        ------               -----                     ----

                March 1992                           26,157        $     3.8889             March 1997
                May 1992                            102,093              4.8333             May 1997
                September 1993                       77,623              7.4445             September 2003
                February 1994                        37,500             12.2500             February 2004
                March 1994                           97,500             15.0000             March 2004
                March 1995                          135,500             12.2500             March 2005
                August 1995                          25,000              9.2500             August 2005
                December 1995                        50,000             10.0000             December 2000
                March 1996                           25,000              7.8750             March 2001
                June 1996                            10,000              8.0000             June 2001
                                                   --------
                                                    586,373
                                                   ========

                                                       SEPTEMBER 30, 1995
                                               -------------------------------------
                      ISSUANCE                    NUMBER OF            EXERCISE                 EXPIRATION
                        DATE                        SHARES               PRICE                     DATE
                        ----                        ------               -----                     ----

                March 1992                           33,750        $     3.8889             March 1997
                May 1992                            102,093              4.8333             May 1997
                September 1993                       78,186              7.4445             September 2003
                February 1994                        37,500             12.2500             February 2004
                March 1994                           97,500             15.0000             March 2004
                March 1995                          135,500             12.2500             March 2005
                August 1995                          25,000              9.2500             August 2005
                                                   --------
                                                    509,529
                                                   ========

         In addition to the options under the Plan, at September 30, 1996 and 1995, the Company has issued the following nonqualified options to purchase an additional 421,250 and 421,250 shares of common stock outstanding as follows:

                                                       SEPTEMBER 30, 1996
                                               -------------------------------------
                      ISSUANCE                    NUMBER OF            EXERCISE                 EXPIRATION
                        DATE                        SHARES               PRICE                     DATE
                        ----                        ------               -----                     ----
                March 1992                          168,750             3.8889              March 1997
                May 1992                            135,000             4.8333              May 1997
                September 1993                      112,500             7.4445              September 1998
                May 1995                              5,000             11.375              May 2000
                                                  ---------
                                                    421,250
                                                  =========
                                      F-14                           (Continued)

                                                       SEPTEMBER 30, 1995
                                               -------------------------------------
                      ISSUANCE                    NUMBER OF            EXERCISE                 EXPIRATION
                        DATE                        SHARES               PRICE                     DATE
                        ----                        ------               -----                     ----
                March 1992                          168,750        $    3.8889              March 1997
                May 1992                            135,000             4.8333              May 1997
                September 1993                      112,500             7.4445              September 1998
                May 1995                              5,000             11.375              May 2000
                                                  ---------
                                                    421,250
                                                  =========

         During 1996 and 1995, expired or canceled stock options totaled -0- and 17,500, respectively.

(7)      STOCKHOLDERS' EQUITY

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

(8)      INCOME TAXES

         The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 1996 and 1995 are as follows:

                                                             1996        1995
                                                             ----        ----
         Deferred tax assets:
              Travel programs                               $ 98,730       -
              Amortization of leasehold improvements           5,956       -
              Rights to receive                              132,032    351,000
              Accrued expenses                                  -        84,435
              Accounts receivable                              6,190      5,850
                                                            --------    -------
                    Total gross deferred tax assets          242,908    441,285
              Less valuation allowance                          -          -
                                                            --------    -------
                    Net deferred tax assets                  242,908    441,285
                                                            --------    -------
         Deferred tax liabilities:
              Deferred advertising costs                     141,681    210,786
              Property and equipment                         191,082     21,405
                                                            --------    -------
                    Total gross deferred tax liabilities     332,763    227,191
                                                            --------    -------
         Net deferred tax (liability) asset                 $(89,855)   214,094
                                                            ========    =======

                                      F-15                          (Continued)

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         There was no valuation allowance for deferred tax assets as of September 30, 1996 and 1995. The increase/(decrease) in deferred taxes related to securities available for sale was (418,097) and $135,611 during 1996 and 1995, respectively.

         Income tax expense (benefit) for the years ended September 30, 1996 and 1995 is as follows:

                                              CURRENT     DEFERRED      TOTAL
                                              -------     --------      -----
               1996:
                     U.S. federal           $  921,553    336,313     1,257,866
                     State and local           334,999    (32,365)      302,634
                                            ----------   --------     ---------
                                            $1,256,552    303,948     1,560,500
                                            ==========   ========     =========
                1995:
                     U.S. federal           $2,179,357    (75,488)    2,103,869
                     State and local           618,497    (39,566)      578,931
                                            ----------   --------     ---------
                                            $2,797,854   (115,054)    2,682,800
                                            ==========   ========     =========

                1994:
                     U.S. federal           $2,018,072    195,618     2,213,690
                     State and local           733,602   (149,792)      583,810
                                            ----------   --------     ---------
                                            $2,751,674     45,826     2,797,500
                                            ==========   ========     =========

         Reconciliation of the statutory federal income tax rate and the Company's effective rate for the years ended September 30, 1996, 1995 and 1994, is as follows:

                                               1996                         1995                        1994
                                     ---------------------------  --------------------------  ---------------------------
                                                  % OF PRETAX                  % OF PRETAX                  % OF PRETAX
                                        AMOUNT      EARNINGS         AMOUNT     EARNINGS          AMOUNT     EARNINGS
                                        ------      --------         ------     --------          ------     --------
        Federal tax rate          $    1,396,276      34.0%      $  2,338,864      34.0%    $    2,371,048      34.0%
        State and local taxes,
             net of federal
             income tax benefit          302,634       7.4            578,931       8.4            583,810       8.4
        Other                           (138,410)     (3.4)          (234,995)     (3.4)          (157,358)     (2.3)
                                      ----------      ----         ----------     -----          ---------     -----

                                  $    1,560,500      38.0%      $  2,682,800      39.0%    $    2,797,500      40.1%
                                       =========      ====          =========      ====          =========      ====

(9)      FRANCHISE AGREEMENTS

         The Company, as franchiser, has entered into various 10-year franchising agreements with franchisees. In accordance with these agreements, the Company has agreed to provide marketing, advertising, training and other administrative support. All material services or conditions relating to the franchise sales have been substantially performed or satisfied by the Company as of September 30, 1996. In addition, the Company has agreed to grant a territory with at least 625 full-service restaurants that accept certain major credit cards; and will continue to develop trademarks for itself and the system of franchisees. The Company also has agreed to pay a commission to the franchisees in an amount equal to 40 percent of the initial membership cardholders' fees for all new cardholders solicited by the franchisees.

                                      F-16                          (Continued)

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The franchisees are responsible for soliciting restaurants and cardholders, paying consideration to the restaurants to obtain Rights to receive meal and beverage credits, and maintaining adequate insurance. During 1994, the Company funded two of its franchisees through the issuance of notes receivable totaling $220,000 (included in other assets). Such notes are secured by Rights to receive purchased by such franchisees in their respective geographic territories. As of September 1996, no amounts were outstanding for these notes.

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

         As of September 30, 1996 and 1995, the Company maintained $1,897 and $1,068, respectively, in its advertising and development fund, which is included as cash in the accompanying consolidated financial statements. These funds may be used in the Company's sole discretion to meet any and all costs of maintaining, administering, directing and preparing advertising for purposes of enhancing the franchise system, the Restaurant Card and for soliciting and marketing to restaurants and Restaurant Card holders.

         The Company received 60,000 shares of publicly traded common stock in connection with the sale of its fourth and fifth franchise territories during 1995, which represented 2.3 percent of the franchisee's 1995 common stock. There were no franchise territories sold during 1996. The shares are included in Securities available for sale. In addition, the chairman and a director of the Company own 0.3 percent and 6.5 percent of the franchisee's common stock, respectively.

(10)     LICENSE AGREEMENTS

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

                                      F-17                           (Continued)

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         The Company has an agreement for an exclusive perpetual license of its software and trademarks in the continent of Europe. In accordance with this agreement, the Company agreed to assist the licensee with training relating to sales, administration, technology, and operations of the business. All material services or conditions relating to the license sale have been substantially performed or satisfied by the Company. The licensee may grant sublicenses in the territory and is responsible for the operations of the business in Europe, including procuring member restaurants and providing related services and activities throughout the territory.

         In consideration for granting the exclusive license, the licensee paid the Company in August 1993 a license fee of $1,125,000 for the master license agreement and has granted to the Company a 5 percent equity interest in the new entity which will operate in the United Kingdom. Continuing fees to be paid by the licensee are as follows:

               /bullet/ 25 percent of any amounts that licensee receives from any sublicensee within the territory, other than the United Kingdom. Such amounts shall include, but not be limited to, royalty payments, transfer fee payments and up-front sublicense fee payments. The portion of the up-front sublicense fee paid to the Company shall not be less than $250,000, unless otherwise agreed to by the Company.

               /bullet/ Royalty of 2 percent of gross sales of the United
                        Kingdom sublicensee, and 25 percent of any other amounts that the licensee receives from the sublicensee.

         During 1995, the Company received $250,000 from the European licensee when it exercised its right to sub-license within the territory.

(11)     LEASES

         The Company leases certain equipment and office space under long-term lease agreements.

                                      F-18                           (Continued)

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Future minimum lease payments under noncancelable operating leases as of September 30, 1996 are as follows:

                       YEAR ENDING
                      SEPTEMBER 30,
                      -------------

                           1997                       $       341,872
                           1998                               269,783
                           1999                               230,585
                           2000                               210,707
                           2001                               137,800
                                                           ----------

               Total minimum lease payments           $     1,190,747
                                                            =========

         Rent expense charged to operations was $386,915, $292,907, and $263,821 for the years ended September 30, 1996, 1995 and 1994, respectively.

(12)     COMMITMENTS

         On July 14, 1995, the Company entered into an unconditional guaranty agreement with a financial institution, to extend credit in the amount of $450,000 to a franchisee, which is still outstanding at September 30, 1996.

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

         On November 24, 1993 the Company also entered into a consulting agreement with its president to commence on September 30, 1997 through January 1, 2005. The agreement provides compensation at an annual amount equal to 50 percent of the sum of the highest base salary and bonus received by the president in any year under the employment agreement, discussed above, not to exceed in any one year during the term of the consulting agreement, 10 percent of the Company's prior year's pre-tax income, but in any event not less than $100,000.

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

                                      F-19                           (Continued)

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On October 31, 1994, the Company approved a severance plan for selected officers and key employees of the Company. This plan offers one year of salary for each year of service with the Company, up to a maximum of three years, if, within the two-year period following a change in control of the Company, the individual is terminated or voluntarily resigns from the Company.

         On December 5, 1995, the Company entered into an employment agreement with a vice president through September 30, 1997. This agreement provides for salary at an annual rate of $225,000 through September 30, 1996 and $250,000 through September 30, 1997, and is eligible for a performance bonus in each year up to one-third of the annual salary. In addition, a $500,000 split dollar life insurance policy, options to purchase 50,000 shares of the Company's common stock, and a $500,000 severance payment in the event of termination following a change in control.

(13)     LINE OF CREDIT

         The Company maintains a line of credit with a bank to finance the purchase of Rights to receive. On January 26, 1996 the Company increased the line of credit to $20 million. The facility matures on January 26, 1999. As of September 30, 1996 and 1995, $15 million and $2 million were outstanding under this credit facility, respectively. The credit facility has an interest rate of prime and is unsecured. There were no conditions under which the line of credit may be withdrawn. As a result of the sale of the rights to receive described in note 16(a), the line of credit was terminated on December 24, 1996.

(14)     BUSINESS AND CREDIT CONCENTRATIONS

         Most of the Company's customers are located in the New York City and Southeast Florida areas. No single customer accounted for more than 5 percent of the Company's sales in any fiscal year presented.

         No single restaurant's Rights to receive balance was greater than 5 percent of the total Rights to receive balance at September 30, 1996 or 1995.

(15)     BUSINESS COMBINATIONS

         On July 1, 1995, the Chicago franchisee (the "franchisee"), was merged into the Company, and 278,387 shares of the Company's common stock were issued in exchange for all the outstanding common stock of the franchisee. The merger was accounted for as a pooling of interests and the accompanying financial statements reflect this transaction.

(16)     SUBSEQUENT EVENTS

         (A)    SALE OF RIGHTS TO RECEIVE

                On December 24, 1996, the Company sold $33 million of its rights to receive as part of a revolving securitization. The rights to receive were sold without recourse to a special purpose corporation ("SPC") which issued $33 million of fixed-rate securities in a private placement to various third-party investors. In exchange for the rights to receive,

                                      F-20                           (Continued)

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                the Company received $32 million after costs of the transaction and retained a residual interest in the future excess cash flows which will be generated as the rights to receive are exchanged for meals by the Company's cardholders. A portion of this residual interest was represented by a subordinated note issued by the SPC to the Company.

                The Company expects to recognize income of approximately $11 million as the rights to receive are utilized over a six to nine month period. This revenue stream is approximately the same as that which would have been experienced by the Company had it retained the rights to receive on its balance sheet instead of selling them. The Company will also receive a fee for servicing the rights to receive which will offset the cost of servicing presently recorded in general and administrative expense.

                Because the private placement certificates have a term of five years before their principal is amortized, the Company will replenish the pool of rights to receive in the SPC as they are utilized. This on-going replenishment by the Company will generate additional revenue as the new rights to receive are utilized by cardholders.

                Throughout the securitization period, the Company anticipates that its revenue stream will be comparable to the revenue stream which would have been recognized if the securitization did not take place. Moreover, the rate paid to the certificate holders is lower than historical costs of financing available to the Company.

         (B)    RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

                After discussions with the Securities and Exchange Commission staff, the Company has changed its accounting policy for certain costs of acquiring cardmembers. To the extent that membership and renewal fees were expected to be received, the Company had been deferring certain costs of acquiring cardmembers and amortizing them over the average life of a cardmember, twenty-four months. The Company has changed its policy to defer costs associated with acquiring fee paying cardmembers to the extent that initial membership fees are generated and to defer those costs over twelve months, the period of initial membership. This accounting has been applied retroactively. Accordingly, the Company has restated its previously issued 1994 and 1995 financial statements to appropriately reflect this new policy. The impact of the restatement was as follows:

                                                       THREE MONTHS ENDED                        YEAR ENDED
                                           ------------------------------------------- --------------------------------
                                             JUNE 30,    MARCH 31,     DECEMBER 31,     SEPTEMBER 30,  SEPTEMBER 30,
                                               1996        1996            1995             1995            1994
                                               ----        ----            ----
         Net income:
              Previously reported       $    1,112,005    1,106,157        906,933           4,627,726      4,406,622
              As restated                      839,878      461,925        780,587           4,196,213      4,176,171

         Earnings per share:
              Previously reported                .11          .11             .09              .46            .44
              As restated                        .08          .05             .08              .42            .42

                Deferred advertising costs at September 30, 1995, were reduced to $539,118 from the $1,688,682 previously reported.

                                      F-21                           (Continued)

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (C)    PURCHASE OF FRANCHISE

                On November 15, 1996, The Company entered into a purchase agreement with The Western Transmedia Company, Inc. ("Western"), a franchisee of the Company. Under the terms of the agreement, the Company will reacquire the right to operate its business in California, Oregon, Washington and a portion of Nevada. In addition, the Company will acquire Western's rights to receive, and its furniture, fixtures and equipment. The purchase price will approximate $7,750,000, of which $4,750,000 represents the cost of the franchise. Closing of the proposed transaction is expected to take place in January 1997.

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

         (12) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated by reference.

         (13)     Filed as an exhibit hereto.

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

                                       Dated January 3, 1997

                                       TRANSMEDIA NETWORK INC.

                                    By: /S/DAVID L. WEINBERG
                                        ------------------------
                                        David L. Weinberg, Vice President


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

         (12) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated by reference.

         (13)     Filed as an exhibit hereto.