Form 10-Q/A
period 1995-12-31
TRANSMEDIA NETWORK INC /DE/
filed 1997-01-27
CIK 78536

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-Q/A

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 1995

OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________to_________________________

Commission file number 0-4028

                             TRANSMEDIA NETWORK INC.
         --------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               DELAWARE                           84-6028875
   -------------------------------         ------------------------
   (State of other jurisdiction of            (I.R.S. Employer
   incorporation or organization)             Identification No.)

                 11900 BISCAYNE BOULEVARD, MIAMI, FLORIDA 33181
         --------------------------------------------------------------
               (Address of principal executive offices) (zip code)

                                  305-892-3300
                      ------------------------------------
                         (Registrant's telephone number,
                              including area code)


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

1  of 11

                                    I N D E X

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES

PART I.        FINANCIAL INFORMATION                        PAGE NO.
-------        ---------------------                        --------

Item 1.        Financial Statements:

               Consolidated Balance Sheets--                  3, 4
               December 31, 1995 (unaudited)
               and September 30, 1995 (audited)

               Consolidated Statements of Income--              5
               Three months ended December 31,
               1995 and 1994 (unaudited)

               Consolidated Statements of Cash Flows--        6, 7
               Three months ended December 31, 1995
               and 1994 (unaudited)

               Notes to Unaudited Consolidated                8, 9
               Financial Statements

Item 2.        Managements Discussion and Analysis            9, 10
               of Financial Condition and Results of
               Operations

PART II.       OTHER INFORMATION                               11
--------       -----------------

SIGNATURE                                                      11



2 of 11

Part I-Item 1
Financial Information

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1995 AND SEPTEMBER 30, 1995


                                         DECEMBER 31,  * SEPTEMBER 30,
                                           1995             1995
                                        (UNAUDITED)
                                        ------------    -------------
ASSETS

Current assets:

   Cash and cash equivalents             $ 1,496,098    $ 2,270,322
   Accounts receivable, less
     allowance for doubtful accounts:
     December 31, 1995:    $15,000
     September 30, 1995:   $15,000         2,362,933      1,771,821
   Rights to receive                      27,703,112     26,147,400
   Prepaid expenses and other
     current assets                          710,820        708,253
   Unamortized advertising costs             590,421        539,118
   Deferred income taxes                     441,285        441,285
                                          ----------     ----------
   Total current asssets                  33,304,669     31,878,199
                                          ----------     ----------

Securities available for sale,
   at fair value                           1,730,009      1,878,012
                                          ----------     ----------
Property and equipment                     5,313,152      4,565,283
   Less accumulated depreciation           1,360,283      1,093,583
                                          ----------     ----------
                                           3,952,869      3,471,700
                                          ----------     ----------
Other assets                                 138,027        133,430
                                          ----------     ----------


Total assets                             $39,125,574    $37,361,341
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
                                         (UNAUDITED)

LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable - Rights to receive $ 3,587,187 $ 4,933,070 Accounts payable - reimbursable
     tax and tips                            551,749         428,000
   Accounts payable - other                1,476,170       1,663,754
   Income taxes payable                      249,922          22,600
   Accrued expenses                          560,057       1,028,561

                                          ----------      ----------
     Total current liabilities             6,425,085       8,075,985

Line of credit                             4,500,000       2,000,000
Deferred membership fee income             3,145,272       2,866,916
Deferred income taxes                        227,191         227,191
                                          ----------      ----------
   Total liabilities                      14,297,548      13,170,092
                                          ----------      ----------

Stockholders' equity:

Preferred stock - par value $.10 per share;
   authorized 1,000,000 shares; none issued    --              --
Common stock - par value $.02 per share;
   authorized 20,000,000 shares; issued and
   outstanding:  10,119,333 shares at
   December 31, 1995 and 10,118,770 shares
   at September 30, 1995                     202,387         202,375

Additional paid-in capital                10,517,235      10,513,055
Unrealized gain on securities available
   for sale                                1,450,009       1,598,011
Retained earnings                         12,658,395      11,877,808
                                          ----------      ----------
   Total stockholders' equity             24,828,026      24,191,249
Total liabilities and stockholders'
   equity                                $39,125,574     $37,361,341
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

4 of 11

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (Unaudited)


                                            THREE MONTHS ENDED,
                                               DECEMBER 31,
                                            1995             1994
                                            ----             ----
Revenues:
  Net sales                              $15,474,748     $13,313,903
  Membership and renewal fee income        1,478,249         887,660
  Continuing franchise fee and
    royalty income                           549,482         679,400
  Commissions income                         168,292         155,655
                                          ----------      ----------
                                          17,670,771      15,036,618
Cost of sales                             10,353,183       8,931,060
                                          ----------      ----------
       Gross profit                        7,317,588       6,105,558

Selling, general and administrative
    expenses                               5,456,547       4,189,879
Cardmember acquisition expenses              570,726         227,158
                                          ----------      ----------

       Operating income                    1,290,315       1,688,521
                                          ----------      ----------
Other income (expense):
  Interest and other income                   42,960          58,555
  Interest expense and financing costs       (74,288)         (1,875)
  Initial franchise fee and license
    income, net of expenses                     --            95,000
                                          ----------      ----------
                                             (31,328)        151,680
                                          ----------      ----------

Income before income taxes                 1,258,987       1,840,201
Income taxes                                 478,400         717,700
                                          ----------      ----------
       Net income                        $   780,587     $ 1,122,501
                                          ==========      ==========
Income per common and common
  equivalent share:

Primary                                        $ .08           $ .11
                                               =====           =====
Fully diluted                                  $ .08           $ .11
                                               =====           =====
Weighted average number of common and
  common equivalent shares outstanding:

Primary                                   10,343,211      10,011,418
                                          ==========      ==========
Fully diluted                             10,343,211      10,011,418
                                          ==========      ==========


See notes to consolidated financial statements

5 of 11

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (Unaudited)


                                             1995           1994
                                            ------         ------

Cash flows from operating activities:

  Net income                              $  780,587     $1,122,501
                                          ----------     -----------
  Adjustments to reconcile net income
  to net cash used in operating

  activities:

     Depreciation and amortization           269,200        174,385

  Changes in assets and liabilities:

     Accounts receivable                    (591,112)        83,292
     Rights to receive                    (1,555,712)    (1,285,708)
        Prepaid expenses                      (2,567)        80,427
        Unamortized advertising costs        (51,303)       (72,470)
     Other assets                             (7,097)       (50,415)
     Accounts payable - Rights to
        receive                           (1,345,883)      (676,890)
     Accounts payable - reimbursable
        tax and tips                         123,749         (5,964)
     Accounts payable - other               (187,583)      (119,707)
     Income taxes payable                    227,322         74,456
     Accrued expenses                       (267,847)      (136,499)
     Deferred membership income              278,356        200,687
                                          ----------     -----------
          Total adjustments               (3,110,477)    (1,734,406)
                                          ----------     -----------

          Net cash used in operating
             activities                   (2,329,890)      (611,905)
                                          ----------     -----------

  Cash flows from investing activities:

    Additions to property and equipment     (747,869)      (314,039)
                                          ----------     -----------

    Net cash used in investing activities   (747,869)      (314,039)
                                          ----------     -----------




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

2.      RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

        AFTER DISCUSSIONS WITH THE SECURITIES AND EXCHANGE COMMISSION STAFF, THE COMPANY HAS CHANGED ITS ACCOUNTING POLICY FOR CERTAIN COSTS OF ACQUIRING CARDMEMBERS. TO THE EXTENT THAT MEMBERSHIP AND RENEWAL FEES WERE EXPECTED TO BE RECEIVED, THE COMPANY HAD BEEN DEFERRING CERTAIN COSTS OF ACQUIRING CARDMEMBERS AND AMORTIZING THEM OVER THE AVERAGE LIFE OF A CARDMEMBER, 24 MONTHS. THE COMPANY HAS CHANGED ITS POLICY TO DEFER COSTS ASSOCIATED WITH ACQUIRING FEE PAYING CARDMEMBERS TO THE EXTENT THAT INITIAL MEMBERSHIP FEES ARE GENERATED AND TO DEFER THOSE COSTS OVER TWELVE MONTHS, THE PERIOD OF INITIAL MEMBERSHIP. THIS ACCOUNTING HAS BEEN APPLIED RETROACTIVELY. ACCORDINGLY, THE COMPANY HAS RESTATED ITS PREVIOUSLY ISSUED 1994, 1995 AND 1996 FINANCIAL STATEMENTS TO APPROPRIATELY REFLECT THIS NEW POLICY.

3.      Line of Credit

        In June 1995, the Company signed a revolving credit agreement with NationsBank of Florida, N.A. The funds available to the Company under the agreement amount to $6,000,000.00, increasing to $7,500,000 on May 15, 1996. The agreement terminates on May 15, 1997 and bears interest at the floating prime rate and is unsecured. At December 31, 1995, the outstanding balance was $4,500,000.

8 of 11

        In January 1996, the revolving credit was amended to increase the funds available to the Company under the agreement to $20,000,000. The amended agreement terminates on January 26, 1999.

4.      Income per Common and Common Equivalent Share

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

B. Results of Operations - Comparison of Three Months ended December 31, 1995 and 1994.

        Net sales for the three-month period ended December 31, 1995 increased by $2,160,845 or 16%, compared with 1994. The sales increase was due to a greater number of cardmembers supported by additional participating restaurants and from sales recorded in a formerly franchised territory which was repurchased in July 1995. Membership and renewal fee income

9 of 11
        increased by $590,587 or 67% in the three-month period ended December 31, 1995, compared with the prior period because of an increased number of new cardmembers as well as renewals.

        Continuing franchise fee income decreased by $129,918 or 19% in the three months ended December 31, 1995, versus the prior year's comparable period, primarily because one of the franchises from which continuing franchise fee income was obtained was reacquired by the Company in July 1995.

        As a result of the growth in the components of revenue, gross profit increased by $1,212,030 to $7,317,588 for the three month period ended December 31, 1995.

        Selling, general and administrative expenses for the three months ended December 31, 1995 increased by $1,266,668 compared to the prior year and represented an increase of 30%. Expenses contributing to the increase in the current period included costs associated with operating new areas started up or reacquired since the first quarter of last year. These areas include Chicago, Detroit, Tampa, Milwaukee and Indianapolis and costs directly related to sales such as sales commission and processing costs. Additionally, mailing and printing costs also increased.

        IN THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1995, CARDMEMBER ACQUISITION EXPENSE WAS $570,726, VERSUS $227,158 IN THE PRIOR YEAR. INCLUDED IN CARDMEMBER ACQUISITION EXPENSES WAS THE AMORTIZATION OF DEFERRED ADVERTISING COSTS AMOUNTING TO $273,824 IN 1995 AND $156,440 IN 1994. COSTS CAPITALIZED IN 1995 AND 1994 WERE $325,130 AND $228,910,
        RESPECTIVELY.

        Income before income taxes amounted to $1,258,987 in the three months ended December 31, 1995, compared with $1,840,201 in the 1994 comparable period.

        Net income for the three months ended December 31, 1995 was $780,587 or $.08 per share, compared with $1,122,501 or $.11 per share in the comparable period of the prior year.

        C.     Liquidity and Capital Resources

        The Company's working capital at December 31, 1995 was $26,879,584, compared with $23,802,214 at September 30, 1995. The increase of $3,077,370 was due primarily to the Company's profit during the period and borrowings under the Company's line of credit which were used to acquire Rights to Receive. Cash in the amount of $747,869 was used to continue to upgrade the Company's computer hardware and software. Cash and cash equivalents amounted to $1,496,098 at December 31, 1995. The Company has available at February 5, 1996, $14,000,000 under

10 of 11
        a revolving line of credit. The Company believes that cash generated from operations, cash on hand, and cash available under its line of credit will satisfy its cash requirements.


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

                                                TRANSMEDIA NETWORK INC.
                                                     (Registrant)

January 21, 1997                                /S/DAVID L. WEINBERG
                                                -------------------------
                                                Vice President and
                                                Chief Financial Officer

11 of 11