Form 10-Q/A
period 1996-03-31
TRANSMEDIA NETWORK INC /DE/
filed 1997-01-27
CIK 78536

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

For the transition period from ______________ to ________________________

Commission file number 0-4028

                             TRANSMEDIA NETWORK INC.
         -------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              DELAWARE                             84-6028875
  --------------------------------         -------------------------
   (State of other jurisdiction of            (I.R.S. Employer
   incorporation or organization)             Identification No.)

                 11900 BISCAYNE BOULEVARD, MIAMI, FLORIDA 33181
          -------------------------------------------------------------
               (Address of principal executive offices) (zip code)

                                  305-892-3300
                     --------------------------------------
                         (Registrant's telephone number,
                              including area code)


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

1  of 13

                                    I N D E X

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES

PART I.        FINANCIAL INFORMATION                        PAGE NO.
-------        ---------------------                        --------

Item 1.        Financial Statements:

               Consolidated Balance Sheets--                  3, 4
               March 31, 1996 (unaudited)
               and September 30, 1995 (audited)

               Consolidated Statements of Operations--          5
               Three months and six months ended
               March 31, 1996 and 1995 (unaudited)

               Consolidated Statements of Cash Flows--        6, 7
               Six months ended March 31, 1996
               and 1995 (unaudited)

               Notes to Unaudited Consolidated                8, 9
               Financial Statements

Item 2.        Managements Discussion and Analysis            9, 10, 11
               of Financial Condition and Results of
               Operations

PART II.       OTHER INFORMATION                                 12

SIGNATURES                                                       13


2 of 13

Part I-Item 1
Financial Information

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND SEPTEMBER 30, 1995


                                         MARCH 31,    * SEPTEMBER 30,
                                           1996             1995
                                        (UNAUDITED)
                                        -----------     -------------
ASSETS

Current assets:

   Cash and cash equivalents             $ 1,870,966    $ 2,270,322
   Accounts receivable, less
     allowance for doubtful accounts:
     March 31, 1996:         $15,000
     September 30, 1995:     $15,000       3,092,842      1,771,821
   Rights to receive                      29,317,348     26,147,400
   Prepaid expenses and other
     current assets                        1,097,596        708,253
   Unamortized advertising costs             620,073        539,118
   Income tax receivable                     237,310          --
   Deferred income taxes                     441,285        441,285
                                          ----------     ----------
   Total current assets                   36,677,420     31,878,199
                                          ----------     ----------

Securities available for sale,
   at fair value                           1,444,270      1,878,012
                                          ----------     ----------

Property and equipment                     5,964,743      4,565,283
   Less accumulated depreciation           1,626,983      1,093,583
                                          ----------     ----------
                                           4,337,760      3,471,700
                                          ----------     ----------
Other assets                                 136,099        133,430
                                          ----------     ----------


Total assets                             $42,595,549    $37,361,341
                                          ==========     ==========




                                                                    (continued)

3 of 13

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND SEPTEMBER 30, 1995
                                   (CONTINUED)


                                          March 31,  * September 30,
                                            1996           1995
                                         (UNAUDITED)
                                         -----------   --------------

LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable - Rights to receive $ 2,998,655 $ 4,933,070 Accounts payable - reimbursable
     tax and tips                            625,564        428,000
   Accounts payable - other                1,866,329      1,663,754
   Income taxes payable                        --            22,600
   Accrued expenses                          969,208      1,028,561
                                          ----------     ----------
     Total current liabilities             6,459,756      8,075,985

Line of credit                             8,000,000      2,000,000
Deferred membership and renewal
   fee income, net                         3,106,771      2,866,916
Deferred income taxes                        227,191        227,191
                                          ----------     ----------
   Total liabilities                      17,793,718     13,170,092
                                          ----------     ----------

Stockholders' equity:

Preferred stock - par value $.10 per share;
   authorized 1,000,000 shares; none issued    --             --
Common stock - par value $.02 per share;
   authorized 20,000,000 shares; issued and
   outstanding: 10,119,333 shares at
   March 31, 1996 and 10,118,770 shares
   at September 30, 1995                     202,387        202,375

Additional paid-in capital                10,517,235     10,513,055
Unrealized gain on securities
   available for sale                      1,164,270      1,598,011
Retained earnings                         12,917,939     11,877,808
                                          ----------     ----------
   Total stockholders' equity             24,801,831     24,191,249
Total liabilities and stockholders'
                                          ----------     ----------
   equity                                $42,595,549    $37,361,341
                                          ==========     ==========

See notes to consolidated financial statements

* The balance sheet at September 30, 1995 is derived from the registrant's audited financial statements.

4 of 13

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1996 and 1995
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED,             SIX MONTHS ENDED
                                                                MARCH 31,                        MARCH 31,
                                                         1995            1996            1995            1996
                                                     ------------    ------------    ------------    ------------

Revenues:
   Net sales .....................................   $ 17,356,073    $ 14,880,775    $ 32,830,821    $ 28,194,678
   Membership and renewal fee income .............      1,641,366         969,736       3,119,615       1,857,396
   Continuing franchise fee and
     royalty income ..............................        589,435         683,510       1,138,917       1,362,910
   Commissions income ............................        153,345         137,355         321,637         293,010
                                                     ------------    ------------    ------------    ------------
                                                       19,740,219      16,671,376      37,410,990      31,707,994

Cost of sales ....................................     11,463,542       9,973,489      21,816,725      18,904,549
                                                     ------------    ------------    ------------    ------------
      Gross profit ...............................      8,276,677       6,697,887      15,594,265      12,803,445

Selling, general and administrative
   expenses ......................................      5,887,068       4,602,391      11,343,615       8,792,270

Cardmember acquisition expenses ..................      1,560,945         309,979       2,131,671         537,137
                                                     ------------    ------------    ------------    ------------
               Operating income ..................        828,664       1,785,517       2,118,979       3,474,038
                                                     ------------    ------------    ------------    ------------
Other income (expense):
   Interest and other income .....................         35,602          66,654          78,562         125,209
   Interest expense and financing costs ..........       (149,341)        (23,000)       (223,629)        (24,875)
   Initial franchise fee and license
     income, net of expenses .....................         30,100            --            30,100          95,000
                                                     ------------    ------------    ------------    ------------
                                                          (83,639)         43,654        (114,967)        195,334
                                                     ------------    ------------    ------------    ------------

Income before income taxes .......................        745,025       1,829,171       2,004,012       3,669,372
Income taxes .....................................        283,100         713,400         761,500       1,431,100
                                                     ------------    ------------    ------------    ------------
                Net income .......................   $    461,925    $  1,115,971    $  1,242,512    $  2,238,272
                                                     ============    ============    ============    ============

Income per common and common
   equivalent share:

   Primary .......................................   $        .05    $        .11    $        .12    $        .22
                                                     ============    ============    ============    ============
   Fully diluted .................................   $        .05    $        .11    $        .12    $        .22
                                                     ============    ============    ============    ============

Weighted average number of common and
   common equivalent shares outstanding:

   Primary .......................................     10,297,206      10,047,283      10,317,636      10,029,198
                                                     ============    ============    ============    ============
   Fully diluted .................................     10,297,206      10,065,427      10,317,326      10,049,218
                                                     ============    ============    ============    ============

See notes to consolidated financial statements

5 of 13

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

                                                       1996             1995
                                                    -----------     -----------

Cash flows from operating activities:

  Net income .................................
                                                    $1,242,511      $ 2,238,272
                                                    -----------     -----------
  Adjustments to reconcile net income
  to net cash used in operating
  activities:
     Depreciation and amortization ...........         538,400          348,770

  Changes in assets and liabilities:
     Accounts receivable .....................      (1,321,021)         385,192
     Rights to receive .......................      (3,169,948)      (2,916,798)
     Prepaid expenses ........................        (389,343)        (578,021)
     Unamortized advertising costs ...........         (80,955)         (64,126)
     Income tax receivable ...................        (237,310)            --
     Other assets.............................          (7,662)         101,324
     Accounts payable - rights to
     receive .................................      (1,934,415)        (391,781)
     Accounts payable - reimbursable
        tax and tips..........................         197,564          (82,370)
     Accounts payable - other ................         202,575         (495,974)
     Income taxes payable ....................         (22,600)        (524,904)
     Accrued expenses ........................         (61,083)         (57,614)
     Deferred membership income ..............         239,855          409,632
                                                    -----------     -----------
          Total adjustments ..................      (6,045,943)      (3,866,670)
                                                    -----------     -----------
          Net cash used for operating
             activities ......................      (4,803,432)      (1,628,398)
                                                    -----------     -----------
  Cash flows from investing activities:

    Additions to property and equipment ......      (1,399,460)        (614,397)
                                                    -----------     -----------
  Net cash used in investing activities ......      (1,399,460)        (614,397)
                                                    -----------     -----------


6 of 13                                                            (Continued)

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (CONTINUED)

                                                       1996             1995
                                                   -----------      -----------

Cash flows from financing activities:

  Borrowings on note payable to bank
     under revolving line of credit ..........     $ 6,000,000      $ 1,000,000
  Dividends paid .............................        (200,656)        (190,594)
  Conversion of warrants and options
     for common stock, net of tax
     benefits ................................           4,192          617,728
                                                   -----------      -----------
     Net cash provided by financing
        activities ...........................       5,803,536        1,427,134
                                                   -----------      -----------
     Net decrease in cash and cash
         equivalents .........................        (399,356)        (815,661)

Cash and cash equivalents at beginning
     of period ...............................       2,270,322        2,478,899
                                                   -----------      -----------
Cash and cash equivalents at
     end of period ...........................     $ 1,870,966      $ 1,663,238
                                                   ===========      ===========




Supplemental disclosure of cash flow
    information:

    Cash paid during the periods for:

        Interest .............................     $   163,646      $    13,375
                                                   ===========      ===========
        Income taxes .........................     $   839,774      $ 1,832,147
                                                   ===========      ===========



See notes to consolidated financial statements

7 of 13

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

2.      RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

        AFTER DISCUSSIONS WITH THE SECURITIES AND EXCHANGE COMMISSION STAFF, THE COMPANY HAS CHANGED ITS ACCOUNTING POLICY FOR CERTAIN COSTS OF ACQUIRING CARDMEMBERS. TO THE EXTENT THAT MEMBERSHIP AND RENEWAL FEES WERE EXPECTED TO BE RECEIVED, THE COMPANY HAD BEEN DEFERRING CERTAIN COSTS OF ACQUIRING CARDMEMBERS AND AMORTIZING THEM OVER THE AVERAGE LIFE OF A CARDMEMBER, 24 MONTHS. THE COMPANY HAS CHANGED ITS POLICY TO DEFER THE COSTS ASSOCIATED WITH ACQUIRING FEE PAYING CARDMEMBERS TO THE EXTENT THAT INITIAL MEMBERSHIP FEES ARE GENERATED AND TO DEFER THOSE COSTS OVER TWELVE MONTHS, THE PERIOD OF INITIAL MEMBERSHIP. THIS ACCOUNTING HAS BEEN APPLIED RETROACTIVELY. ACCORDINGLY, THE COMPANY HAS RESTATED ITS PREVIOUSLY ISSUED 1994, 1995 AND 1996 FINANCIAL STATEMENTS TO APPROPRIATELY REFLECT THIS NEW POLICY.

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

8 of 13

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

B. Results of Operations - Comparison of Three Months and Six Months ended March 31, 1996 and 1995.

        Net Sales for the three and six months ended March 31, 1996 increased by $2,475,298 (17% increase) and $4,636,143 (16% increase) compared with the same periods in 1995. The sales increase was due to a greater number of cardmembers supported by additional participating restaurants and from sales recorded in a formerly franchised territory which was repurchased in July 1995. Membership and renewal fee income increased by $671,630 (69% increase) and $1,262,219 (68% increase) in the three and six month periods ended March 31, 1996 compared with the prior year's periods because of an increased number of new cardmembers as well as renewals.

9 of 13

        Continuing franchise fee income decreased by $94,075 (14% decrease) and $223,993 (16% decrease) in the three and six month period ended March 31, 1996, versus the prior year's comparable periods primarily because one of the franchises from which continuing franchise fee income had been received was acquired by the Company in July 1995.

        As a result of the growth in the components of revenue, gross profit increased by $1,578,790 to $8,276,677 for the three month period ended March 31, 1996 and by $2,790,820 to $15,594,264, for the six month period ended March 31, 1996.

        Selling, general and administrative expenses for the three and six months ended March 31, 1996 increased by $1,284,677 and $2,551,345, respectively, compared to the prior year's comparable periods and represented increases of 28% and 29%, respectively. Expenses contributing to the increase in the current period included costs associated with operating new areas started up or reacquired since the second quarter of last year. These areas include Chicago, Detroit, Tampa, Milwaukee, Indianapolis, Phoenix and Denver. Costs directly related to sales, such as commissions and processing costs, increased, as did mailing and printing costs associated with the increased number of cardmembers.

        CARDMEMBER ACQUISITION EXPENSES FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1996 INCREASED BY $1,250,966 AND $1,594,534, RESPECTIVELY, COMPARED TO THE PRIOR YEAR'S COMPARABLE PERIODS AND REPRESENTED INCREASES OF 404% AND 297%, RESPECTIVELY. INCLUDED IN CARDMEMBER ACQUISITON EXPENSES WAS THE AMORTIZATION OF DEFERRED ADVERTISING COSTS AMOUNTING TO $309,838 AND $583,662 IN THE THREE AND SIX MONTH 1996 PERIODS, VERSUS $172,439 AND $328,879 IN THE PRIOR YEAR PERIODS. COSTS CAPITALIZED IN THREE AND SIX MONTH 1996 PERIODS WERE $339,490 AND $664,620 VERSUS $164,095 AND $393,005 IN THE COMPARABLE PERIODS OF THE PRIOR YEAR.

        Income before income taxes amounted to $745,025 and $2,004,012 in the three and six months ended March 31, 1996, compared with $1,829,171 and $3,669,372 in the 1995 comparable periods.

        Net income for the three and six months ended March 31, 1996 was $461,925 and $1,242,512, or $.05 and $.12 per share respectively, compared with $1,115,971 and $2,238,272 or $.11 and $.22 per share respectively, in the comparable periods of the prior year.

10 of 13

        b.     Liquidity and Capital Resources

        The Company's working capital at March 31, 1996 was $30,217,664, compared with $23,802,214 at September 30, 1995. The increase of $6,415,214 was due primarily to the Company's profit during the period and borrowings under the Company's line of credit which were used to purchase Rights to Receive and acquire new cardmembers. Cash and cash equivalents amounted to $1,870,966 at March 31, 1996. The Company has available a $20,000,000 revolving line of credit, of which $8,000,000 was utilized at March 31, 1996. The Company believes that cash generated from operations, cash on hand and cash available under its line of credit will satisfy its cash requirements.

11 of 13

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

12 of 13

                               S I G N A T U R E S

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TRANSMEDIA NETWORK INC.
                                                 (Registrant)




Janaury 21, 1997                            /S/DAVID L. WEINBERG
                                            ---------------------------
                                            David L. Weinberg
                                            Vice President and
                                            Chief Financial Officer

13 of 13