Form 10-Q/A
period 1996-06-30
TRANSMEDIA NETWORK INC /DE/
filed 1997-01-27
CIK 78536

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

For the transition period from __________________ to _________________

Commission file number 0-4028

                             TRANSMEDIA NETWORK INC.
           ---------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              DELAWARE                             84-6028875
   -------------------------------           ---------------------
   (State of other jurisdiction of            (I.R.S. Employer
   incorporation or organization)             Identification No.)

                 11900 BISCAYNE BOULEVARD, MIAMI, FLORIDA 33181
            ---------------------------------------------------------
               (Address of principal executive offices) (zip code)

                                  305-892-3300
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)

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


2 of 12

Part I-Item 1
Financial Information

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND SEPTEMBER 30, 1995


                                           June 30,   * September 30,
                                            1996             1995
                                         (UNAUDITED)
                                          ----------     ----------

ASSETS

Current assets:

   Cash and cash equivalents             $ 2,017,906    $ 2,270,322
   Accounts receivable, less
     allowance for doubtful accounts       3,198,212      1,771,821
   Rights to receive                      33,344,471     26,147,400
   Prepaid expenses and other
     current assets                        1,816,990        708,253
   Unamortized advertising costs             503,715        539,118
   Deferred income taxes                     441,285        441,285
                                          ----------     ----------
   Total current assets                   41,322,579     31,878,199
                                          ----------     ----------


Securities available for sale,
   at fair value                           1,973,688      1,878,012
                                          ----------     ----------

Property and equipment                     7,094,330      4,565,283
   Less accumulated depreciation           1,906,723      1,093,583
                                          ----------     ----------
                                           5,187,607      3,471,700
                                          ----------     ----------

Other assets                                 622,871        133,430
                                          ----------     ----------


Total assets                             $49,106,745    $37,361,341
                                          ==========     ==========




                                                                    (continued)

3 of 12

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND SEPTEMBER 30, 1995
                                   (CONTINUED)


                                           June 30,  * September 30,
                                            1996           1995
                                         (UNAUDITED)
                                          ----------     ----------
LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable - Rights to receive $ 3,945,457 $ 4,933,070 Accounts payable - reimbursable
     tax and tips                            549,836        428,000
   Accounts payable - other                2,039,312      1,663,754
   Income taxes payable                      361,554         22,600
   Accrued expenses                          846,016      1,028,561
                                          ----------     ----------
     Total current liabilities             7,742,175      8,075,985

Line of credit                            12,000,000      2,000,000
Deferred membership and renewal
   fee income, net                         2,936,723      2,866,916
Deferred income taxes                        227,191        227,191
                                          ----------     ----------
   Total liabilities                      22,906,089     13,170,092
                                          ----------     ----------

Stockholders' equity:

Preferred stock - par value $.10 per share;
   authorized 1,000,000 shares; none issued    --             --
Common stock - par value $.02 per share;
   authorized 20,000,000 shares; issued and
   outstanding: 10,126,926 shares at
   June 30, 1996 and 10,118,770 shares
   at September 30, 1995                     202,539        202,375

Additional paid-in capital                10,546,612     10,513,055
Unrealized gain on securities
   available for sale                      1,693,688      1,598,011
Retained earnings                         13,757,817     11,877,808
                                          ----------     ----------
   Total stockholders' equity             26,200,656     24,191,249
Total liabilities and stockholders'       ----------     ----------
   equity                                $49,106,745    $37,361,341
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

4 of 12

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED,             NINE MONTHS ENDED
                                                                     JUNE 30,                        JUNE 30,
                                                              1996            1995            1996            1995
                                                          ------------    ------------    ------------    ------------

Revenues:
   Net sales ..........................................   $ 17,827,320    $ 14,705,586    $ 50,658,141    $ 42,900,264
   Membership and renewal fee income ..................      1,684,202       1,069,468       4,803,817       2,926,864
   Continuing franchise fee and
     royalty income ...................................        652,242         671,454       1,791,159       2,034,364
   Commissions income .................................        179,556         118,917         501,193         411,927
                                                          ------------    ------------    ------------    ------------
                                                            20,343,320      16,565,425      57,754,310      48,723,419

Cost of sales .........................................     11,754,664       9,898,426      33,571,389      28,802,975
                                                          ------------    ------------    ------------    ------------
      Gross profit ....................................      8,588,656       6,666,999      24,182,921      19,470,444

Selling, general and administrative
   expenses ...........................................      6,057,194       4,657,019      17,400,809      13,449,289
Cardmember acquisition expenses .......................      1,002,818         160,337       3,134,489         697,474
                                                          ------------    ------------    ------------    ------------
               Operating income .......................      1,528,644       1,849,643       3,647,623       5,323,681
                                                          ------------    ------------    ------------    ------------

Other income (expense):
   Interest and other income ..........................         38,797          86,250         117,359         211,459
   Interest expense and financing costs ...............       (212,863)        (28,547)       (436,492)        (53,422)
   Initial franchise fee and license
     income, net of expenses ..........................           --            95,000          30,100         190,000
                                                          ------------    ------------    ------------    ------------
                                                              (174,066)        152,703        (289,033)        348,037
                                                          ------------    ------------    ------------    ------------

Income before income taxes ............................      1,354,578       2,002,346       3,358,590       5,671,718
Income taxes ..........................................        514,700         780,900       1,276,200       2,212,000
                                                          ------------    ------------    ------------    ------------
                Net income ............................   $    839,878    $  1,221,446    $  2,082,390    $  3,459,718
                                                          ============    ============    ============    ============


Income per common and common
    equivalent share:

   Primary ............................................   $        .08    $        .12    $        .20    $        .34
                                                          ============    ============    ============    ============
   Fully diluted ......................................   $        .08    $        .12    $        .20    $        .34
                                                          ============    ============    ============    ============

Weighted average number of common and
   common equivalent shares outstanding:

   Primary ............................................     10,294,507      10,106,583      10,310,962      10,055,150
                                                          ============    ============    ============    ============
   Fully diluted ......................................     10,314,015      10,106,583      10,312,244      10,055,150
                                                          ============    ============    ============    ============


ee notes to consolidated financial statements

5 of 12

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                                       1996             1995
                                                   -----------      -----------

Cash flows from operating activities:

  Net income .................................     $ 2,082,390      $ 3,459,718
                                                   -----------      -----------

  Adjustments to reconcile net income
  to net cash used in operating
  activities:
     Depreciation and amortization ...........         820,640          526,920

  Changes in assets and liabilities:

     Accounts receivable .....................      (1,426,391)         412,630
     Rights to receive .......................      (7,197,071)      (5,982,334)
     Prepaid expenses ........................      (1,108,737)        (431,463)
     Unamortized advertising costs ...........          35,403         (137,272)
     Other assets ............................        (496,935)         211,741
     Accounts payable - rights to
     receive .................................        (987,613)        (412,935)
     Accounts payable - reimbursable
        tax and tips .........................         121,836         (102,718)
     Accounts payable - other ................         375,558         (444,153)
     Income taxes payable ....................         338,954         (460,286)
     Accrued expenses ........................          16,457         (147,974)
     Deferred membership income ..............          69,807          740,609
                                                   -----------      -----------
          Total adjustments ..................      (9,438,092)      (6,227,235)
                                                   -----------      -----------
          Net cash used for operating
             activities ......................      (7,355,702)      (2,767,517)
                                                   -----------      -----------
  Cash flows from investing activities:

     Additions to property and equipment .....      (2,529,047)        (888,785)
     Purchase of securities available
       for sale ..............................            --           (100,000)
                                                   -----------      -----------
  Net cash used in investing activities ......      (2,529,047)        (988,785)
                                                   -----------      -----------


6 of 12                                                             (Continued)

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (CONTINUED)


                                                      1996              1995
                                                 ------------      ------------

Cash flows from financing activities:

  Borrowings on note payable to bank
     under revolving line of credit ........     $ 10,000,000      $  1,500,000
  Dividends paid ...........................         (401,388)         (384,358)
  Conversion of warrants and options
     for common stock, net of tax
     benefits ..............................           33,721         1,034,868
                                                 ------------      ------------
     Net cash provided by financing
        activities .........................        9,632,333         2,150,510
                                                 ------------      ------------
     Net decrease in cash and cash
         equivalents .......................         (252,416)       (1,605,792)

Cash and cash equivalents at beginning
     of period .............................        2,270,322         2,478,899
                                                 ------------      ------------
Cash and cash equivalents at
     end of period .........................     $  2,017,906      $    873,107
                                                 ============      ============



Supplemental disclosure of cash flow
    information:

    Cash paid during the periods for:

        Interest ...........................     $    338,215      $     39,875
                                                 ============      ============
        Income taxes .......................     $  1,242,601      $  1,983,677
                                                 ============      ============



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

8 of 12

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

B. Results of Operations - Comparison of Three Months and Nine Months ended June 30, 1996 and 1995.

        Net Sales for the three and nine months ended June 30, 1996 increased by $3,121,734 (21% increase) and $7,757,877 (18% increase) compared with the same periods in 1995. The sales increase was due to a greater number of cardmembers supported by additional participating restaurants and from sales recorded in a formerly franchised territory which was repurchased in July 1995. Membership and renewal fee income increased by $614,734 (57% increase) and $1,876,953 (64% increase) in the three and nine month periods ended June 30, 1996 compared with the prior year's periods because of an increased number of new cardmembers as well as renewals.

9 of 12

        Continuing franchise fee and royalty income decreased by $19,212 (3% decrease) and $243,205 (12% decrease) in the three and nine month period ended June 30, 1996, versus the prior year's comparable periods primarily because one of the franchises from which continuing franchise fee income had been received was acquired by the Company in July 1995.

        As a result of the growth in the components of revenue, gross profit increased by $1,921,657 to $8,588,656 for the three month period ended June 30, 1996 and by $4,712,477 to $24,182,921, for the nine month period ended June 30, 1996.

        Selling, general and administrative expenses for the three and nine months ended June 30, 1996 increased by $1,400,175 and $3,951,520, respectively, compared to the prior year's comparable periods and represented increases of 30% and 29%, respectively. Expenses contributing to the increase in the current period included costs associated with operating new areas started up or reacquired since the second quarter of last year. These areas include Chicago, Detroit, Tampa, Milwaukee, Indianapolis, Phoenix and Denver. Costs directly related to sales, such as commissions and processing costs, increased, as did mailing and printing costs associated with the increased number of cardmembers.

        CARDMEMBER ACQUISITION EXPENSES FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1996 AMOUNTED TO $1,002,818, AND $3,134,489, COMPARED TO $160,337 AND $697,474 IN THE YEAR AGO COMPARABLE PERIODS. INCLUDED IN CARDMEMBER ACQUISITION EXPENSES WAS AMORTIZATION OF DEFERRED ADVERTISING COSTS AMOUNTING TO $309,902 AND $893,564 IN THE THREE AND NINE MONTH 1996 PERIODS VERSUS $193,774 AND $519,653 IN THE PRIOR YEAR PERIODS. COSTS CAPITALIZED IN THE THREE AND NINE MONTH 1996 PERIODS WERE $193,544 AND $858,164 VERSUS $266,920 AND $659,925 IN THE COMPARABLE PERIODS OF THE PRIOR YEAR.

        Income before income taxes amounted to $1,354,578 and $3,358,590 in the three and nine months ended June 30, 1996, compared with $2,002,346 and $5,671,718 in the 1995 comparable periods.

        Net income for the three and nine months ended June 30, 1996 was $839,878 and $2,082,390, or $.08 and $.20 per share respectively, compared with $1,221,446 and $3,459,718 or $.12 and $.34 per share respectively, in the comparable periods of the prior year.

10 of 12

        C.     Liquidity and Capital Resources

        The Company's working capital at June 30, 1996 was $33,580,404, compared with $23,802,214 at September 30, 1995. The increase of $9,778,190 was due primarily to the Company's profit during the period and borrowings under the Company's line of credit which were used to purchase Rights to Receive and acquire new cardmembers. Cash and cash equivalents amounted to $2,017,906 at June 30, 1996. The Company has available a $20,000,000 revolving line of credit, of which $12,000,000 was utilized at June 30, 1996. The Company believes that cash generated from operations, cash on hand and cash available under its line of credit will satisfy its cash requirements.

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

                                            TRANSMEDIA NETWORK INC.
                                                 (Registrant)

January 21, 1997                            /S/ DAVID L. WEINBERG
                                            ----------------------------
                                            David L. Weinberg
                                            Vice President and
                                            Chief Financial Officer


12 of 12