Form 10-K/A
period 1996-09-30
TRANSMEDIA NETWORK INC /DE/
filed 1997-02-04
CIK 78536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

Number of shares outstanding of Registrant's Common Stock, as of December 30, 1996: 10,126,926.

DOCUMENTS INCORPORATED BY REFERENCE:

                                                  Location in Form 10-K in which
        DOCUMENT                                      DOCUMENT IS INCORPORATED
        --------                                      ------------------------
Registrant's Proxy Statement                                 Part III
   relating to the 1997
Annual Meeting of Stockholders

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NO.    DESCRIPTION OF DOCUMENT
PAGE           -----------------------
----
27.1           Financial Data Schedule