Form 10-Q
period 1996-12-31
TRANSMEDIA NETWORK INC /DE/
filed 1997-02-19
CIK 78536

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 1996

OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number 0-4028

                               TRANSMEDIA NETWORK INC.
                    ---------------------------------------------
             (Exact name of Registrant as specified in its charter)

                      DELAWARE                                84-6028875
              -------------------------------              ---------------
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

                                                            Yes [X]  No [  ]

The number of shares outstanding of the issuer's Common Stock, $.02 par value, as of January 31, 1997: 10,126,926


1 of 12

                                    I N D E X

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES


PART  I. FINANCIAL INFORMATION                             PAGE NO.


Item 1.           Financial Statements:

                  Consolidated Balance Sheets --              3, 4
                  December 31, 1996 (unaudited)
                  and September 30, 1996 (audited)

                  Consolidated Statements of Income           5
                  Three months ended December 31,
                  1996 and 1995 (unaudited)

                  Consolidated Statements of Cash Flows--     6, 7
                  Three months ended December 31, 1996
                  and 1995 (unaudited)

                  Notes to Unaudited Consolidated             8, 9
                  Financial Statements

Item 2.           Management's Discussion and Analysis        9, 10
                  of Financial Condition and Results of
                  Operations


PART II. OTHER INFORMATION                                    11

SIGNATURE                                                     12


2 of 12

Part I
Financial Information

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1995 AND SEPTEMBER 30, 1996


                                                                         December 31,     *September 30,
                                                                            1996               1996
                                                                            ----               ----
                                                                          (unaudited)
ASSETS

Current assets:

     Cash and cash equivalents                                           $ 13,409,835        $  3,603,409
     Accounts receivable, net of
        allowance for doubtful accounts                                     5,721,781           2,616,586
     Rights-to-Receive                                                      3,655,079          37,525,957
     Prepaid expenses and other current assets                                875,235           1,035,083
     Unamortized advertising costs                                            371,111             343,385
     Income taxes receivable                                                  806,797             307,377
     Deferred income taxes                                                    242,908             242,908
                                                                         ------------        ------------
     Total current assets                                                  25,082,746          45,674,705
                                                                         ------------        ------------
Securities available for sale, at fair value                                1,499,369           1,868,375
                                                                         ------------        ------------

Property and equipment                                                      8,680,522           7,794,349
     Less accumulated depreciation                                          2,608,406           2,130,656
                                                                         ------------        ------------
                                                                            6,072,116           5,663,693
                                                                         ------------        ------------

Other assets                                                                3,172,452           1,307,482
                                                                         ------------        ------------

Total assets                                                             $ 35,826,683        $ 54,514,255
                                                                         ============        ============

3 of 12


                             TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                             DECEMBER 31, 1995 AND SEPTEMBER 30, 1996
                                            (continued)

                                                                     December 31,    *September 30,
                                                                       1996             1996
                                                                       ----             ----
                                                                     (unaudited)
LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities:
     Line of credit                                                  $         --      $ 15,000,000
     Accounts payable - rights-to-receive                               2,652,670         4,784,352
     Accounts payable - reimbursable
        tax and tips                                                      506,486           485,245
     Accounts payable - other                                           2,567,661         2,679,290
     Income taxes payable                                                      --                --
     Accrued expenses                                                     437,869           773,340
                                                                     ------------      ------------

               Total current liabilities                                6,164,686        23,722,227

Deferred membership fee income                                          3,546,075         4,102,786
Deferred income taxes                                                     796,123           936,344
                                                                     ------------      ------------

               Total liabilities                                       10,506,884        28,761,357
                                                                     ------------      ------------

Stockholders' equity:

Preferred stock - par value $.10 per share;
     authorized 1,000,000 shares; none issued                                  --               --
Common stock - par value $.02 per share;
     authorized 20,000,000 shares; issued and
     outstanding:  10,126,926 shares at
     December 31, 1996 and September 30, 1996                             202,539           202,539

Additional paid-in capital                                             10,546,612        10,546,612
Unrealized gain on securities available
     for sale                                                             756,009           984,792
Retained earnings                                                      13,814,639        14,018,955
                                                                     ------------      ------------

     Total stockholders' equity                                        25,319,799        25,752,898
                                                                     ------------      ------------

Total liabilities and stockholders' equity                           $ 35,826,683      $ 54,514,255
                                                                     ============      ============


See notes to consolidated financial statements

* The balance sheet at September 30, 1996 is derived from the registrant's audited consolidated financial statements.

4 of 12

                              TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                            THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                                                           Three Months Ended
                                                                              December 31,
                                                                         1996             1995
                                                                         ----             ----
Revenues:
   Net sales                                                          $ 14,707,261       $ 15,474,748
   Net revenues from securitized assets                                    868,836               --
   Membership and renewal fee income                                     2,006,968          1,478,249
   Continuing franchise fee and royalty income                             579,168            549,482
   Commission income                                                       179,966            168,292
   Servicing income                                                         36,667               --
                                                                      ------------       ------------
                                                                        18,378,866         17,670,771
Cost of Sales                                                            9,730,751         10,353,183
                                                                      ------------       ------------

                                                                         8,648,115          7,317,588

Selling, general & administrative expenses                               7,238,086          5,456,547
Cardmember acquisition expenses                                          1,439,781            570,726
Servicing expenses                                                          33,000               --
                                                                      ------------       ------------

          Operating income (loss)                                          (62,752)         1,290,315
                                                                      ------------       ------------

Other income (expense):
   Interest and other income                                                51,295             42,960
   Interest expense                                                       (318,059)           (74,288)
                                                                      ------------       ------------
                                                                          (266,764)           (31,328)
                                                                      ------------       ------------

          Income (loss) before taxes                                      (329,516)         1,258,987
Income tax expense (benefit)                                              (125,200)           478,400
                                                                      ------------       ------------

          Net income (loss)                                           $   (204,316)      $    780,587
                                                                      ============       ============
Income (loss) per common and common equivalent share:

   Primary                                                                   $(.02)              $.08
                                                                      ============       ============

   Fully diluted                                                             $(.02)              $.08
                                                                      ============       ============

Weighted average number of common and
  common equivalent shares outstanding:

   Primary                                                              10,222,333         10,343,211
                                                                      ============       ============

   Fully diluted                                                        10,222,333         10,343,211
                                                                      ============       ============

See Notes to Consolidated Financial Statements


5 of 12


                                  TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                                 (Unaudited)

                                                                   1996               1995
                                                                   ----               ----
Cash flows from operating activities:

     Net income (loss)                                            $   (204,316)       $   780,587

     Adjustments to reconcile net income/(loss)
     to net cash provided by (used in) operating activities:
          Depreciation and amortization                                480,250            269,200
          Proceeds from sale of rights to receive                   29,572,366              --

     Increase (decrease) from changes in:

          Accounts receivable                                         (698,833)          (591,112)
          Rights-to-receive                                            870,878         (1,555,712)
          Income taxes receivable                                     (499,420)             --
          Prepaid expenses                                             159,848             (2,567)
          Unamortized advertising costs                                (27,726)           (51,303)
          Other assets                                                   --                (7,097)
          Accounts payable - Rights to receive                      (2,131,682)        (1,345,883)
          Accounts payable - reimbursable
            tax and tips                                                21,241            123,749
          Accounts payable - other                                    (111,627)          (187,583)
          Income taxes payable                                           --               227,322
          Accrued expenses                                            (134,585)          (267,847)
          Deferred membership income                                  (556,711)           278,356
                                                                 -------------        -----------

                    Net cash provided by (used in)
                      operating activities                          26,739,683         (2,329,890)
                                                                 -------------        -----------

Cash flows from investing activities:

          Increase in other assets                                    (846,198)             --
          Additions to property and equipment                         (886,173)          (747,869)
                                                                 -------------        -----------

          Net cash used in investing activities                     (1,732,371)          (747,869)
                                                                 -------------        -----------

6 of 12


                            TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                           (Continued)

                                                                   1996                 1995
                                                                   ----                 ----
Cash flows from financing activities:

          Net borrowings (repayments) on note payable to bank
            under revolving line of credit                        (15,000,000)          2,500,000
          Dividends paid                                             (200,886)           (200,657)
          Conversion of warrants and options for
            common stock, net of tax benefits                           --                  4,192

                                                                 ------------         -----------
          Net cash provided by (used in) financing activities     (15,200,886)          2,303,535
                                                                 ------------         -----------

          Net increase/(decrease) in cash and
            cash equivalents                                        9,806,426            (774,224)

Cash and cash equivalents at beginning of
     period                                                         3,603,409           2,270,322
                                                                 ------------         -----------

Cash and cash equivalents at end of period                       $ 13,409,835         $ 1,496,098
                                                                 ============         ===========


Supplemental disclosure of cash flow information:

          Cash paid during the periods for:

               Interest                                          $    377,885         $    57,119
                                                                 ============         ===========

               Income taxes                                      $    374,220         $    69,474
                                                                 ============         ===========


See notes to consolidated financial statements

7 of 12

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The balance sheet as of September 30, 1996 was derived from the registrant's audited consolidated financial statements.

         The information presented in each of the included unaudited consolidated financial statements, in the opinion of management, reflects all adjustments necessary to a fair statement of the results for all interim periods. The results for the three months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

         The consolidated financial statements, as presented, are in summarized form, and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles, have been condensed or omitted. Complete disclosures for the year ended September 30, 1996 are presented in the Company's 10K filing which includes audited consolidated financial statements.

2.       Sale of Rights-to-Receive

         On December 24, 1996, the Company sold $33 million of its rights-to-receive as part of a revolving securitization. The rights-to-receive were sold without recourse to a special purpose corporation ("SPC") which issued $33 million of fixed-rate securities in a private placement to various third-party investors. In exchange for the rights-to-receive, the Company will receive approximately $32 million after costs of the transaction of which $29.6 million was received before the end of the quarter. In addition, the Company retained a residual interest in the future excess cash flows which will be generated as the rights-to-receive are exchanged for meals by the Company's cardholders. This excess cash flow of the SPC for the period December 24, 1996 to December 31, 1996 amounted to $868,836 calculated as follows:

            Net sales after cardmember discounts                   $2,739,831
            Less:    Cost of rights-to-receive sold                 1,775,111
                                                                   ----------
                                                                      964,720
                                                                   ----------
            Less:    Trustee fees                                         550
                     Servicing fees                                    36,667
                     Interest expense                                  54,267
                     Preferred distribution                             4,400
                                                                   ----------
                                                                       95,884
                                                                   ----------
            Net revenue from securitized assets                    $  868,836
                                                                   ==========

8 of 12

         The Company also receives a fee for servicing the rights-to-receive which offsets the cost of servicing. Because the private placement certificates have a term of five years before their principal is amortized, the Company will replenish the pool of rights to receive in the SPC as they are utilized. This on-going replenishment by the Company will generate additional revenue as the new rights-to-receive are utilized by cardholders.

3.       Line of Credit

         The Company formerly maintained a $20 million line of credit. As a result of the sale of rights-to-receive described in Note 2 above, the line of credit was terminated on December 24, 1996 and the principal balance of $17,000,000 was repaid to the bank from the proceeds from the sale of rights-to-receive.

4.       Purchase of Franchise

         On November 15, 1996, the Company entered into a purchase agreement with The Western Transmedia Company, Inc. ("Western"), a franchisee of the Company. Under the terms of the agreement, the Company will reacquire the right to operate its business in California, Oregon, Washington and a portion of Nevada. In addition, the Company will acquire Western's rights-to-receive, its furniture, fixtures and equipment. The transaction closed on January 2, 1997. The purchase price was $7,454,480, of which $4,750,000 represented the cost of the franchise.

5.       Income (Loss) per Common and Common Equivalent Share

         Primary earnings (loss) per share were based on the weighted average number of common and common equivalent shares outstanding during the period presented. Equivalent shares consist of those shares issuable upon the assumed exercise price of stock options and warrants calculated under the treasury stock method, based on stock market price at the end of the periods.

         Fully diluted earnings (loss) per share were computed using the weighted average number of common and common equivalent shares outstanding in the periods, assuming exercise of options and warrants calculated under the treasury stock method, based on stock market price at the end of the periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

a. Results of operations - Comparison of three months ended December 31, 1996 and 1995

9 of 12

         On December 24, 1996, the Company sold $33 million of its rights-to-receive as part of a revolving securitization. The rights-to-receive were sold without recourse to a special purpose corporation ("SPC") which issued $33 million of fixed-rate securities in a private placement to various third-party investors. In exchange for the rights-to-receive, the Company received approximately $32 million after costs of the transaction and retained a residual interest in the future excess cash flows which will be generated as the rights-to-receive are exchanged for meals by the Company's cardholders. This excess cash flow of the SPC for the period December 24, 1996 to December 31, 1996 amounted to $868,836 calculated as follows:

             Net sales after cardmember discounts                 $2,739,831
             Less:    Cost of rights-to-receive sold               1,775,111
                                                                  ----------
                                                                     964,720
                                                                  ----------
             Less:    Trustee fees                                       550
                      Servicing fees                                  36,667
                      Interest expense                                54,267
                      Preferred distribution                           4,400
                                                                  ----------
                                                                      95,884
                                                                  ----------
             Net revenue from securitized assets                  $  868,836
                                                                  ==========

         The Company also receives a fee for servicing the rights-to-receive which offsets the cost of servicing. Because the private placement certificates have a term of five years before their principal is amortized, the Company will replenish the pool of rights to receive in the SPC as they are utilized. This on-going replenishment by the Company will generate additional revenue as the new rights-to-receive are utilized by cardholders.

         Net sales for the three months ended December 31, 1996 were $14,707,261. If the $2,739,831 of net sales which were recorded by the SPC as noted above are added, then the total net sales representing cardmember usage after discounts is $17,447,092, which represents a 12.7% increase over the $15,474,748 of net sales in 1995. The sales increase was due to a greater number of cardmembers supported by additional participating restaurants.

         Membership and renewal fee income increased by $528,719, or 35.8% to $2,006,968 in the three months ended December 31, 1996, compared with the prior year, principally because of an increase in renewal fees. Continuing franchise fee and royalty fee income increased by 5.4% in the current year to $579,168. The servicing income of $36,667 represents fees for servicing the SPC created when the rights-to-receive were sold.

         Selling, general and administrative expenses for the three months ended December 31, 1996 increased by $1,781,539, compared with the prior year and represented an increase of 32.7%. Expenses contributing to the increase in the current period included costs associated with operating new areas started up since the first quarter of last year. These areas include Denver and Phoenix. Other components of selling, general and administrative expense that had increases, that were anticipated as a result of the Company's growth, included postage and mailings, processing fees, depreciation, rights-to-receive losses and salaries.

10 of 12

         In the three month period ended December 31, 1996, cardmember acquisition expenses were $1,439,781, versus $570,726 in the prior year. Included in cardmember acquisition expenses was the amortization of deferred advertising costs amounting to $240,880 in 1996 and $273,824 in 1995. Costs capitalized in the respective 1996 and 1995 quarterly periods were $268,630 and $325,130, respectively.

         The loss before tax benefit was $329,516 in the three months ended December 31, 1996, compared with income before income taxes of $1,258,987 in the 1995 comparable period.

         The net loss for the three months ended December 31, 1996 was $204,316 or a loss of 2 cents per share, compared with net income of $780,587 or a gain of 8 cents per share in the comparable period of the prior year.

b.       Liquidity and Capital Resources

         The Company's cash and cash equivalents amounted to $13,409,835 at December 31, 1996. The Company paid $7,454,480 in January 1997 to buy out one of its franchisees as reported in Note 4 to the Consolidated Financial Statements. The Company believes that cash on hand, plus cash generated from operations, will meet the Company's cash requirements for the 1997 fiscal year. Additionally, the revolving nature of the securitization and the continued replenishment of rights to receive, as discussed in Note 2 provides the Company with additional liquidity with which to expand and generate additional revenue. The Company is also presently in negotiations for a replacement line of credit.



                           PART II - OTHER INFORMATION


Items 1, 2, 3, 4 and 5

         Items 1, 2, 3, 4 and 5 of Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 6

         Exhibits and reports on Form 8K

                  (a)      Exhibits

                           27.   Financial Data Schedule

                  (b)      Reports on Form 8K

                           No reports on Form 8K were filed during the Quarter Ending December 31, 1996.


11 of 12

                               S I G N A T U R E S

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       TRANSMEDIA NETWORK INC.
                                                              (Registrant)


February 18, 1997                                    /S/DAVID L. WEINBERG
                                                     -------------------------
                                                     David L. Weinberg
                                                     Vice President and
                                                     Chief Financial Officer

12 of 12

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------

27            Financial Data Schedule