Form 10-Q/A
period 1995-12-31
TRANSMEDIA NETWORK INC /DE/
filed 1997-02-28
CIK 78536

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

For the transition period from________________to__________________

Commission file number 0-4028

                             TRANSMEDIA NETWORK INC.
             (Exact name of Registrant as specified in its charter)

              DELAWARE                             84-6028875
              --------                             ----------
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

1  of 12

                                    I N D E X

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES

PART I.           FINANCIAL INFORMATION                        PAGE NO.
-------           ---------------------                        --------

Item 1.           Financial Statements:

                  Consolidated Balance Sheets--                  3, 4
                  December 31, 1995 (unaudited)
                  and September 30, 1995 (audited)

                  Consolidated Statements of Income--              5
                  Three months ended December 31,
                  1995 and 1994 (unaudited)

                  Consolidated Statements of Cash Flows--        6, 7
                  Three months ended December 31, 1995
                  and 1994 (unaudited)

                  Notes to Unaudited Consolidated                8, 9
                  Financial Statements

Item 2.           Managements Discussion and Analysis            10, 11
                  of Financial Condition and Results of
                  Operations

PART II.  OTHER INFORMATION                                          12
--------  -----------------

SIGNATURE                                                            12





2 of 12

Part I-Item 1
Financial Information

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1995 AND SEPTEMBER 30, 1995

                                       December 31,  * September 30,
                                           1995           1995
                                       (unaudited)
                                       -----------    --------------

ASSETS

Current assets:

   Cash and cash equivalents             $ 1,496,098    $ 2,270,322
   Accounts receivable, less
     allowance for doubtful accounts:
     December 31, 1995:    $15,000
     September 30, 1995:   $15,000         2,362,933      1,771,821
   Rights to receive                      27,703,112     26,147,400
   Prepaid expenses and other
     current assets                          710,820        708,253
   Unamortized advertising costs             590,421        539,118
   Deferred income taxes                     441,285        441,285
                                          ----------     ----------
   Total current asssets                  33,304,669     31,878,199
                                          ----------     ----------

Securities available for sale,
   at fair value                           2,657,065      2,899,691
                                          ----------     ----------

Property and equipment                     5,313,152      4,565,283
   Less accumulated depreciation           1,360,283      1,093,583
                                          ----------     ----------
                                           3,952,869      3,471,700

Other assets                                 138,027        133,430
                                          ----------     ----------



Total assets                             $40,052,630    $38,383,020
                                          ==========     ==========





                                                        (continued)

3 of 12

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1995 AND SEPTEMBER 30, 1995
                                   (continued)

                                        December 31,  * September 30,
                                            1995           1995
                                        (unaudited)
                                        ------------  ---------------
LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable - Rights to receive $ 3,587,187 $ 4,933,070 Accounts payable - reimbursable
     tax and tips                            551,749         428,000
   Accounts payable - other                1,476,170       1,663,754
   Income taxes payable                      249,922          22,600
   Accrued expenses                          560,057       1,028,561
                                          ----------      ----------
     Total current liabilities             6,425,085       8,075,985

Line of credit                             4,500,000       2,000,000
Deferred membership fee income             3,145,272       2,866,916
Deferred income taxes                      1,154,247       1,248,870
                                          ----------      ----------
   Total liabilities                      15,224,604      14,191,771
                                          ----------      ----------

Stockholders' equity:

Preferred stock - par value $.10 per share;
   authorized 1,000,000 shares; none issued    --              --
Common stock - par value $.02 per share;
   authorized 20,000,000 shares; issued and
   outstanding:  10,119,333 shares at
   December 31, 1995 and 10,118,770 shares
   at September 30, 1995                     202,387         202,375

Additional paid-in capital                10,517,235      10,513,055
Unrealized gain on securities available
   for sale                                1,450,009       1,598,011
Retained earnings                         12,658,395      11,877,808
                                          ----------      ----------
   Total stockholders' equity             24,828,026      24,191,249
Total liabilities and stockholders'       ----------      ----------
   equity                                $40,052,630     $38,383,020
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



4 of 12

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (Unaudited)

                                            Three Months Ended,
                                               December 31,
                                            --------------------
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
                                          ==========      ==========


See notes to consolidated financial statements

5 of 12

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (Unaudited)

                                             1995           1994
                                            ------         ------

Cash flows from operating activities:

  Net income                             $   780,587    $ 1,122,501
                                           ---------     ----------
  Adjustments to reconcile net income
  to net cash used in operating
  activities:
     Depreciation and amortization           269,200        174,385

  Changes in assets and liabilities:

     Accounts receivable                    (591,112)        83,292
     Rights to receive                    (1,555,712)    (1,285,708)
     Prepaid expenses                         (2,567)        80,427
     Unamortized advertising costs           (51,303)       (72,470)
     Other assets                             (7,097)       (50,415)
     Accounts payable - Rights to
        receive                           (1,345,883)      (676,890)
     Accounts payable - reimbursable
        tax and tips                         123,749         (5,964)
     Accounts payable - other               (187,583)      (119,707)
     Income taxes payable                    227,322         74,456
     Accrued expenses                       (267,847)      (136,499)
     Deferred membership income              278,356        200,687
                                          ----------     ----------
          Total adjustments               (3,110,477)    (1,734,406)
                                          ----------     ----------

          Net cash used in operating
             activities                   (2,329,890)      (611,905)
                                          ----------     ----------


  Cash flows from investing activities:

    Additions to property and equipment     (747,869)      (314,039)
                                          ----------     ----------
    Net cash used in investing activities   (747,869)      (314,039)
                                          ----------     ----------




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

2.       Restatement of Financial Statements

         THE FINANCIAL STATEMENTS FOR 1994, 1995 AND THE FIRST QUARTER OF 1996 HAVE BEEN RESTATED TO REFLECT THE WRITEDOWN OF CERTAIN COSTS OF ACQUIRING CARDMEMBERS. PREVIOUSLY, TO THE EXTENT THAT MEMBERSHIP AND RENEWAL FEES WERE EXPECTED TO BE RECEIVED, THE COMPANY HAD BEEN DEFERRING CERTAIN COSTS OF ACQUIRING CARDMEMBERS AND AMORTIZING THEM OVER THE AVERAGE LIFE OF A CARDMEMBER, 24 MONTHS. THE RESTATEMENT REFLECTS THE DEFERRAL OF COSTS OF ACQUIRING FEE PAYING MEMBERS ONLY TO THE EXTENT THAT INITIAL MEMBERSHIP FEES ARE GENERATED AND THE AMORTIZATION OF THESE COSTS, AS REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES, OVER TWELVE MONTHS, THE PERIOD OF INITIAL MEMBERSHIP.

         THE EFFECT OF THE RESTATEMENT FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 1995 AND 1994 IS AS FOLLOWS:

                                   Three Months Ended December 31,
                                        1995              1994
                                    ------------        --------

REVENUE:
-------

     PREVIOUSLY REPORTED                $17,338,991       $14,920,410
     -------------------
         AS RESTATED                     17,670,771        15,036,618
         -----------

GROSS PROFIT:
------------

         PREVIOUSLY REPORTED              6,985,808         5,989,350
         -------------------
         AS RESTATED                      7,317,588         6,105,558
         -----------

8 of 12

                                    Three Months Ended December 31,
                                        1995              1994
                                    ------------        --------

NET INCOME
----------

         PREVIOUSLY REPORTED                906,933         1,167,551
         -------------------
         AS RESTATED                        780,587         1,122,501
         -----------

EARNINGS PER SHARE:
------------------

         PREVIOUSLY REPORTED                   $.09              $.12
         -------------------
         AS RESTATED                           $.08              $.11
         -----------


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

9 of 12

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

a.       Restatement

         THE FINANCIAL STATEMENTS FOR 1994, 1995 AND THE FIRST QUARTER OF 1996 HAVE BEEN RESTATED TO REFLECT THE WRITEDOWN OF CERTAIN COSTS OF ACQUIRING CARDMEMBERS. PREVIOUSLY, TO THE EXTENT THAT MEMBERSHIP AND RENEWAL FEES WERE EXPECTED TO BE RECEIVED, THE COMPANY HAD BEEN DEFERRING CERTAIN COSTS OF ACQUIRING CARDMEMBERS AND AMORTIZING THEM OVER THE AVERAGE LIFE OF A CARDMEMBER, 24 MONTHS. THE RESTATEMENT REFLECTS THE DEFERRAL OF COSTS OF ACQUIRING FEE PAYING MEMBERS ONLY TO THE EXTENT THAT INITIAL MEMBERSHIP FEES ARE GENERATED AND THE AMORTIZATION OF THESE COSTS, AS REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES, OVER TWELVE MONTHS, THE PERIOD OF INITIAL MEMBERSHIP. ACCORDINGLY, THE RESTATEMENT RESULTED IN A WRITEDOWN OF PREVIOUSLY CAPITALIZED AND DEFERRED COSTS AND A CORRESPONDING INCREASE IN CARDMEMBER ACQUISITION EXPENSES FOR THE RESPECTIVE PERIODS, INDICATIVE OF THE RECENT TREND AWAY FROM THE COMPANY'S UTILIZATION OF AN INITIAL FEE REQUIREMENT AND THE GROWING PRACTICE OF NO-FEE MEMBERSHIPS. THE IMPACT OF THE RESTATEMENT CAN BE SEEN IN FOOTNOTE 2 TO THE CONSOLIDATED FINANCIAL STATEMENTS.

b.       Results of Operations - Comparison of Three Months ended
         December 31, 1995 and 1994.

         Net sales for the three-month period ended December 31, 1995 increased by $2,160,845 or 16%, compared with 1994. The sales increase was due to a greater number of cardmembers supported by additional participating restaurants and from sales recorded in a formerly franchised territory which was repurchased in July 1995. Membership and renewal fee income increased by $590,589 or 67% in the three-month period ended December 31, 1995, compared with the prior period because of an increased number of new cardmembers as well as renewals.

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

10 of 12

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


11 of 12

                           PART II - OTHER INFORMATION

ITEMS 1, 2, 3, 4 AND 5

         Items 1, 2, 3, 4 and 5 of Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

ITEM 6

         Exhibits and reports on Form 8K

                  (a)      Exhibits

                           27 - Financial Data Schedule

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

                                                  TRANSMEDIA NETWORK INC.
                                                       (Registrant)

FEBRUARY 24, 1997                                 /S/DAVID L. WEINBERG
                                                  -----------------------
                                                  Vice President and
                                                  Chief Financial Officer

12 of 12

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------

 27                   Financial Data Schedule