Form 10-Q/A
period 1996-03-31
TRANSMEDIA NETWORK INC /DE/
filed 1997-02-28
CIK 78536

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-Q/A

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    MARCH 31, 1996

OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________________

Commission file number   0-4028

                             TRANSMEDIA NETWORK INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              DELAWARE                             84-6028875
   -------------------------------            ----------------
   (State of other jurisdiction of            (I.R.S. Employer
   incorporation or organization)             Identification No.)

                 11900 BISCAYNE BOULEVARD, MIAMI, FLORIDA 33181
                 ----------------------------------------------
               (Address of principal executive offices) (zip code)

                                  305-892-3300
                          ------------------------------
                         (Registrant's telephone number,
                              including area code)

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



2 of 13

Part I-Item 1
Financial Information

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND SEPTEMBER 30, 1995

                                         March 31,    * September 30,
                                           1996             1995
                                       (UNAUDITED)
                                       -----------

ASSETS

Current assets:

   Cash and cash equivalents             $ 1,870,966    $ 2,270,322
   Accounts receivable, less
     allowance for doubtful accounts:
     March 31, 1996:         $15,000
     September 30, 1995:     $15,000       3,092,842      1,771,821
   Rights to receive                      29,317,348     26,147,400
   Prepaid expenses and other
     current assets                        1,097,596        708,253
   Unamortized advertising costs             620,073        539,118
   Income tax receivable                     237,310          --
   Deferred income taxes                     441,285        441,285
                                          ----------     ----------
   Total current assets                   36,677,420     31,878,199
                                          ----------     ----------


Securities available for sale,
   at fair value                           2,188,639      2,899,691
                                          ----------     ----------

Property and equipment                     5,964,743      4,565,283
   Less accumulated depreciation           1,626,983      1,093,583
                                          ----------     ----------
                                           4,337,760      3,471,700
                                          ----------     ----------
Other assets                                 136,099        133,430
                                          ----------     ----------



Total assets                             $43,339,918    $38,383,020
                                          ==========     ==========



                                                        (continued)

3 of 13

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND SEPTEMBER 30, 1995
                                   (continued)

                                          March 31,  * September 30,
                                            1996           1995
                                        (UNAUDITED)
                                        -----------  ---------------

LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------

Current liabilities:

   Accounts payable - Rights to receive $ 2,998,655 $ 4,933,070 Accounts payable - reimbursable
     tax and tips                            625,564        428,000
   Accounts payable - other                1,866,329      1,663,754
   Income taxes payable                        --            22,600
   Accrued expenses                          969,208      1,028,561
                                          ----------     ----------
     Total current liabilities             6,459,756      8,075,985

Line of credit                             8,000,000      2,000,000
Deferred membership and renewal
   fee income, net                         3,106,771      2,866,916
Deferred income taxes                        971,560      1,248,870
                                          ----------     ----------
   Total liabilities                      18,538,087     14,191,771
                                          ----------     ----------

Stockholders' equity:

Preferred stock - par value $.10 per share;
   authorized 1,000,000 shares; none issued    --             --
Common stock - par value $.02 per share;
   authorized 20,000,000 shares; issued and
   outstanding: 10,119,333 shares at
   March 31, 1996 and 10,118,770 shares
   at September 30, 1995                     202,387        202,375

Additional paid-in capital                10,517,235     10,513,055
Unrealized gain on securities
   available for sale                      1,164,270      1,598,011
Retained earnings                         12,917,939     11,877,808
                                          ----------     ----------
   Total stockholders' equity             24,801,831     24,191,249
Total liabilities and stockholders'       ----------     ----------
   equity                                $43,339,918    $38,383,020
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

4 of 13

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1996 and 1995
                                   (Unaudited)

                                            Three Months Ended,          Six Months Ended
                                                 March 31,                   March 31,

                                            1996           1995         1996          1995
                                         -----------    -----------  ----------      -------
Revenues:
   Net sales                             $17,356,073   $14,880,775   $32,830,821   $28,194,678
   Membership and renewal fee income       1,641,366       969,736     3,119,615     1,857,396
   Continuing franchise fee and
     royalty income                          589,435       683,510     1,138,917     1,362,910
   Commissions income                        153,345       137,355       321,637       293,010
                                         -----------    ----------    ----------    ----------
                                          19,740,219    16,671,376    37,410,990    31,707,994

Cost of sales                             11,463,542     9,973,489    21,816,725    18,904,549
                                         -----------    ----------    ----------    ----------
      Gross profit                         8,276,677     6,697,887    15,594,265    12,803,445

Selling, general and administrative
   expenses                                5,887,068     4,602,391    11,343,615     8,792,270

Cardmember acquisition expenses            1,560,945       309,979     2,131,671       537,137
                                         -----------    ----------    ----------    ----------

               Operating income              828,664     1,785,517     2,118,979     3,474,038
                                         -----------    ----------    ----------    ----------

Other income (expense):
   Interest and other income                  35,602        66,654        78,562       125,209
   Interest expense and financing costs     (149,341)      (23,000)     (223,629)      (24,875)
   Initial franchise fee and license
     income, net of expenses                  30,100         --           30,100        95,000
                                         -----------    ----------    ----------    ----------
                                             (83,639)       43,654      (114,967)      195,334
                                         -----------    ----------    ----------    ----------

Income before income taxes                   745,025     1,829,171     2,004,012     3,669,372
Income taxes                                 283,100       713,400       761,500     1,431,100
                                         -----------    ----------    ----------   -----------
                Net income              $    461,925   $ 1,115,971   $ 1,242,512   $ 2,238,272
                                         ===========    ==========    ==========    ==========


Income per common and common
   equivalent share:

   Primary                                      $.05          $.11          $.12          $.22
                                               =====         =====         =====         =====
   Fully diluted                                $.05          $.11          $.12          $.22
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
                                          ==========    ==========    ==========    ==========






See notes to consolidated financial statements

5 of 13

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)

                                             1996           1995
                                            ------         ------

Cash flows from operating activities:

  Net income                             $ 1,242,511    $ 2,238,272
                                         -----------    -----------
  Adjustments to reconcile net income
  to net cash used in operating
  activities:

     Depreciation and amortization           538,400        348,770

  Changes in assets and liabilities:

     Accounts receivable                  (1,321,021)       385,192
     Rights to receive                    (3,169,948)    (2,916,798)
     Prepaid expenses                       (389,343)      (578,021)
     Unamortized advertising costs           (80,955)       (64,126)
     Income tax receivable                  (237,310)         --
     Other assets                             (7,662)       101,324
     Accounts payable - rights to
        receive                           (1,934,415)      (391,781)
     Accounts payable - reimbursable
        tax and tips                         197,564        (82,370)
     Accounts payable - other                202,575       (495,974)
     Income taxes payable                    (22,600)      (524,904)
     Accrued expenses                        (61,083)       (57,614)
     Deferred membership income              239,855        409,632
                                         -----------    -----------
          Total adjustments              ( 6,045,943)   ( 3,866,670)
                                         -----------    -----------

          Net cash used for operating
             activities                  ( 4,803,432)   ( 1,628,398)
                                         -----------    -----------


  Cash flows from investing activities:

    Additions to property and equipment   (1,399,460)      (614,397)
                                         -----------    -----------

  Net cash used in investing activities   (1,399,460)      (614,397)
                                         -----------    -----------





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

2.       Restatement of Financial Statements

         THE FINANCIAL STATEMENTS FOR 1994, 1995 AND THE FIRST TWO QUARTERS OF 1996 HAVE BEEN RESTATED TO REFLECT THE WRITEDOWN OF CERTAIN COSTS OF ACQUIRING CARDMEMBERS. PREVIOUSLY, TO THE EXTENT THAT MEMBERSHIP AND RENEWAL FEES WERE EXPECTED TO BE RECEIVED, THE COMPANY HAD BEEN DEFERRING CERTAIN COSTS OF ACQUIRING CARDMEMBERS AND AMORTIZING THEM OVER THE AVERAGE LIFE OF A CARDMEMBER, 24 MONTHS. THE RESTATEMENT REFLECTS THE DEFERRAL OF COSTS OF ACQUIRING FEE PAYING MEMBERS ONLY TO THE EXTENT THAT INITIAL MEMBERSHIP FEES ARE GENERATED AND THE AMORTIZATION OF THESE COSTS, AS REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES, OVER TWELVE MONTHS, THE PERIOD OF INITIAL MEMBERSHIP.

         THE EFFECT OF THE RESTATEMENT FOR THE THREE-MONTH AND SIX- MONTH PERIODS ENDED MARCH 31, 1996 AND 1995 IS AS FOLLOWS:

                               Three Months Ended       Six Months Ended
                                    March 31,              March 31,
                                1996        1995        1996        1995
                              --------    --------    --------    ------
REVENUE:
     PREVIOUSLY REPORTED     19,304,706  16,517,893  36,643,697  31,438,303
     AS RESTATED             19,740,219  16,671,376  37,410,990  31,707,994

GROSS PROFIT:
     PREVIOUSLY REPORTED      7,841,164   6,544,404  14,826,972  12,533,754
     AS RESTATED              8,276,677   6,697,887  15,594,265  12,803,445


8 of 13

                               Three Months Ended       Six Months Ended
                                    March 31,              March 31,
                                1996        1995        1996        1995
                              --------    --------    --------    ------
NET INCOME:
     PREVIOUSLY REPORTED      1,106,157   1,196,567   2,013,090   2,364,118
     AS RESTATED                461,295   1,115,971   1,242,512   2,238,272

EARNINGS PER SHARE:
     PREVIOUSLY REPORTED           $.11        $.12       $.20         $.24
     AS RESTATED                   $.05        $.11       $.12         $.22


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

9 of 13

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

a. THE FINANCIAL STATEMENTS FOR 1994, 1995 AND THE FIRST TWO QUARTERS OF 1996 HAVE BEEN RESTATED TO REFLECT THE WRITEDOWN OF CERTAIN COSTS OF ACQUIRING CARDMEMBERS. PREVIOUSLY, TO THE EXTENT THAT MEMBERSHIP AND RENEWAL FEES WERE EXPECTED TO BE RECEIVED, THE COMPANY HAD BEEN DEFERRING CERTAIN COSTS OF ACQUIRING CARDMEMBERS AND AMORTIZING THEM OVER THE AVERAGE LIFE OF A CARDMEMBER, 24 MONTHS. THE RESTATEMENT REFLECTS THE DEFERRAL OF COSTS OF ACQUIRING FEE PAYING MEMBERS ONLY TO THE EXTENT THAT INITIAL MEMBERSHIP FEES ARE GENERATED AND THE AMORTIZATION OF THESE COSTS, AS REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES, OVER TWELVE MONTHS, THE PERIOD OF INITIAL MEMBERSHIP. ACCORDINGLY, THE RESTATEMENT RESULTED IN A WRITEDOWN OF PREVIOUSLY CAPITALIZED AND DEFERRED COSTS AND A CORRESPONDING INCREASE IN CARDMEMBER ACQUISITION EXPENSES FOR THE RESPECTIVE PERIODS, INDICATIVE OF THE RECENT TREND AWAY FROM THE COMPANY'S UTILIZATION OF AN INITIAL FEE REQUIREMENT AND THE GROWING PRACTICE OF NO-FEE MEMBERSHIPS. THE IMPACT OF THE RESTATEMENT CAN BE SEEN IN FOOTNOTE 2 TO THE CONSOLIDATED FINANCIAL STATEMENTS.

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

         As a result of the growth in the components of revenue, gross profit increased by $1,578,790 to $8,276,677 for the three month period ended March 31, 1996 and by $2,790,820 to $15,594,265, for the six month period ended March 31, 1996.

10 of 13

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

         b.       Liquidity and Capital Resources

         The Company's working capital at March 31, 1996 was $30,217,664, compared with $23,802,214 at September 30, 1995. The increase of $6,415,450 was due primarily to the Company's profit during the period and borrowings under the Company's line of credit which were used to purchase Rights to Receive and acquire new cardmembers. Cash and cash equivalents amounted to $1,870,966 at March 31, 1996. The Company has available a $20,000,000 revolving line of credit, of which $8,000,000 was utilized at March 31, 1996. The Company believes that cash generated from operations, cash on hand and cash available under its line of credit will satisfy its cash requirements.

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

                           27--Financial Data Schedule

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

                                             TRANSMEDIA NETWORK INC.
                                                  (Registrant)

FEBRUARY 24, 1997                            \S\DAVID L. WEINBERG
                                             ------------------------
                                             David L. Weinberg
                                             Vice President and
                                             Chief Financial Officer

13 of 13

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
------          -----------

27              Financial Data Schedule