Form 10-Q/A
period 1996-06-30
TRANSMEDIA NETWORK INC /DE/
filed 1997-02-28
CIK 78536

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

For the transition period from ______________ to ________________

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

                 11900 BISCAYNE BOULEVARD, MIAMI, FLORIDA 33181
              ----------------------------------------------------
               (Address of principal executive offices) (zip code)

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



2 of 12

Part I-Item 1
Financial Information

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND SEPTEMBER 30, 1995

                                          June 30,    * September 30,
                                           1996             1995
                                        (UNAUDITED)
                                       -----------   ---------------

ASSETS

Current assets:

   Cash and cash equivalents             $ 2,017,906    $ 2,270,322
   Accounts receivable, less
     allowance for doubtful accounts       3,198,212      1,771,821
   Rights to receive                      33,344,471     26,147,400
   Prepaid expenses and other
     current assets                        1,816,990        708,253
   Unamortized advertising costs             503,715        539,118
   Deferred income taxes                     441,285        441,285
                                          ----------     ----------
   Total current assets                   41,322,579     31,878,199
                                          ----------     ----------


Securities available for sale,
   at fair value                           3,056,539      2,899,691
                                          ----------     ----------

Property and equipment                     7,094,330      4,565,283
   Less accumulated depreciation           1,906,723      1,093,583
                                          ----------     ----------
                                           5,187,607      3,471,700
                                          ----------     ----------
Other assets                                 622,871        133,430
                                          ----------     ----------


Total assets                             $50,189,596    $38,383,020
                                          ==========     ==========



                                                         (continued)

3 of 12

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND SEPTEMBER 30, 1995
                                   (continued)

                                           June 30,   * September 30,
                                            1996            1995
                                         (UNAUDITED)
                                         -----------  --------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------

Current liabilities:

   Accounts payable - Rights to receive $ 3,945,457 $ 4,933,070 Accounts payable - reimbursable
     tax and tips                            549,836        428,000
   Accounts payable - other                2,039,312      1,663,754
   Income taxes payable                      361,554         22,600
   Accrued expenses                          846,016      1,028,561
                                          ----------     ----------
     Total current liabilities             7,742,175      8,075,985

Line of credit                            12,000,000      2,000,000
Deferred membership and renewal
   fee income, net                         2,936,723      2,866,916
Deferred income taxes                      1,310,042      1,248,870
                                          ----------     ----------
   Total liabilities                      23,988,940     14,191,771
                                          ----------     ----------

Stockholders' equity:

Preferred stock - par value $.10 per share;
   authorized 1,000,000 shares; none issued    --             --
Common stock - par value $.02 per share;
   authorized 20,000,000 shares; issued and
   outstanding: 10,126,926 shares at
   June 30, 1996 and 10,118,770 shares
   at September 30, 1995                     202,539        202,375

Additional paid-in capital                10,546,612     10,513,055
Unrealized gain on securities
   available for sale                      1,693,688      1,598,011
Retained earnings                         13,757,817     11,877,808
                                          ----------     ----------
   Total stockholders' equity             26,200,656     24,191,249
Total liabilities and stockholders'       ----------     ----------
   equity                                $50,189,596    $38,383,020
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

4 of 12

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1996 and 1995
                                   (Unaudited)

                                            Three Months Ended,         Nine Months Ended
                                                  June 30,                    June 30,
                                            1996           1995         1996          1995
                                         -----------    -----------  ----------      -------
Revenues:
   Net sales                             $17,827,320   $14,705,586   $50,658,141   $42,900,264
   Membership and renewal fee income       1,684,202     1,069,468     4,803,817     2,926,864
   Continuing franchise fee and
     royalty income                          652,242       671,454     1,791,159     2,034,364
   Commissions income                        179,556       118,917       501,193       411,927
                                         -----------    ----------    ----------    ----------
                                          20,343,320    16,565,425    57,754,310    48,723,419

Cost of sales                             11,754,664     9,898,426    33,571,389    28,802,975
                                         -----------    ----------    ----------    ----------
      Gross profit                         8,588,656     6,666,999    24,182,921    19,470,444

Selling, general and administrative
   expenses                                6,057,194     4,657,019    17,400,809    13,449,289
Cardmember acquisition expenses            1,002,818       160,337     3,134,489       697,474
                                         -----------    ----------    ----------    ----------

               Operating income            1,528,644     1,849,643     3,647,623     5,323,681
                                         -----------    ----------    ----------    ----------
Other income (expense):

   Interest and other income                  38,797        86,250       117,359       211,459
   Interest expense and financing costs     (212,863)      (28,547)     (436,492)      (53,422)
   Initial franchise fee and license
     income, net of expenses                    --          95,000        30,100       190,000
                                         -----------    ----------    ----------    ----------
                                            (174,066)      152,703      (289,033)      348,037
                                         -----------    ----------    ----------    ----------

Income before income taxes                 1,354,578     2,002,346     3,358,590     5,671,718
Income taxes                                 514,700       780,900     1,276,200     2,212,000
                                         -----------    ----------    ----------   -----------
                Net income              $    839,878   $ 1,221,446   $ 2,082,390   $ 3,459,718
                                         ===========    ==========    ==========    ==========


Income per common and common
   equivalent share:

   Primary                                      $.08          $.12          $.20          $.34
                                               =====         =====         =====         =====
   Fully diluted                                $.08          $.12          $.20          $.34
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
                                          ==========    ==========    ==========    ==========









See notes to consolidated financial statements

5 of 12

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)

                                             1996           1995
                                            ------         ------

Cash flows from operating activities:

  Net income                             $ 2,082,390    $ 3,459,718
                                          ----------     ----------
  Adjustments to reconcile net income
  to net cash used in operating
  activities:
     Depreciation and amortization           820,640        526,920

  Changes in assets and liabilities:

     Accounts receivable                  (1,426,391)       412,630
     Rights to receive                    (7,197,071)    (5,982,334)
     Prepaid expenses                     (1,108,737)      (431,463)
     Unamortized advertising costs            35,403       (137,272)
     Other assets                           (496,935)       211,741
     Accounts payable - rights to
        receive                             (987,613)      (412,935)
     Accounts payable - reimbursable
        tax and tips                         121,836       (102,718)
     Accounts payable - other                375,558       (444,153)
     Income taxes payable                    338,954       (460,286)
     Accrued expenses                         16,457       (147,974)
     Deferred membership income               69,807        740,609
                                          ----------     ----------
          Total adjustments               (9,438,092)   ( 6,227,235)
                                           ---------     ----------

          Net cash used for operating
             activities                  ( 7,355,702)   ( 2,767,517)
                                          ----------     ----------


  Cash flows from investing activities:

     Additions to property and equipment   (2,529,047)     (888,785)
     Purchase of securities available
       for sale                                  --        (100,000)
                                           ----------    ----------

  Net cash used in investing activities    (2,529,047)     (988,785)
                                           ----------    ----------





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

2.       Restatement of Financial Statements

         THE FINANCIAL STATEMENTS FOR 1994, 1995 AND THE FIRST THREE QUARTERS OF 1996 HAVE BEEN RESTATED TO REFLECT THE WRITEDOWN OF CERTAIN COSTS OF ACQUIRING CARDMEMBERS. PREVIOUSLY, TO THE EXTENT THAT MEMBERSHIP AND RENEWAL FEES WERE EXPECTED TO BE RECEIVED, THE COMPANY HAD BEEN DEFERRING CERTAIN COSTS OF ACQUIRING CARDMEMBERS AND AMORTIZING THEM OVER THE AVERAGE LIFE OF A CARDMEMBER, 24 MONTHS. THE RESTATEMENT REFLECTS THE DEFERRAL OF COSTS OF ACQUIRING FEE PAYING MEMBERS ONLY TO THE EXTENT THAT INITIAL MEMBERSHIP FEES ARE GENERATED AND THE AMORTIZATION OF THESE COSTS, AS REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES, OVER TWELVE MONTHS, THE PERIOD OF INITIAL MEMBERSHIP.

         THE EFFECT OF THE RESTATEMENT FOR THE THREE-MONTH AND NINE- MONTH PERIODS ENDED JUNE 30, 1996 AND 1995 IS AS FOLLOWS:

                               Three Months Ended      Nine Months Ended
                                    June 30,               June 30,
                                1996        1995        1996        1995
                              --------    --------    --------    ------
REVENUE:
     PREVIOUSLY REPORTED    $19,746,529 $16,376,824 $56,390,226 $47,815,127
     AS RESTATED             20,343,320  16,565,425  57,754,310  48,723,419

GROSS PROFIT:
     PREVIOUSLY REPORTED      7,991,865   6,478,398  22,818,837  19,012,152
     AS RESTATED              8,588,656   6,666,999  24,182,921  19,470,444


8 of 12

                               Three Months Ended      Nine Months Ended
                                     June 30,               June 30,
                                1996        1995        1996        1995
                              --------    --------    --------    ------
NET INCOME:
     PREVIOUSLY REPORTED    $ 1,112,005 $ 1,173,582 $ 3,125,095 $ 3,537,700
     AS RESTATED                839,878   1,221,446   2,082,390   3,459,718

EARNINGS PER SHARE:
     PREVIOUSLY REPORTED           $.11        $.12       $.30         $.35
     AS RESTATED                   $.08        $.12       $.20         $.34


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

9 of 12

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

a.       Restatement

         THE FINANCIAL STATEMENTS FOR 1994, 1995 AND THE FIRST THREE QUARTERS OF 1996 HAVE BEEN RESTATED TO REFLECT THE WRITEDOWN OF CERTAIN COSTS OF ACQUIRING CARDMEMBERS. PREVIOUSLY, TO THE EXTENT THAT MEMBERSHIP AND RENEWAL FEES WERE EXPECTED TO BE RECEIVED, THE COMPANY HAD BEEN DEFERRING CERTAIN COSTS OF ACQUIRING CARDMEMBERS AND AMORTIZING THEM OVER THE AVERAGE LIFE OF A CARDMEMBER, 24 MONTHS. THE RESTATEMENT REFLECTS THE DEFERRAL OF COSTS OF ACQUIRING FEE PAYING MEMBERS ONLY TO THE EXTENT THAT INITIAL MEMBERSHIP FEES ARE GENERATED AND THE AMORTIZATION OF THESE COSTS, AS REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES, OVER TWELVE MONTHS, THE PERIOD OF INITIAL MEMBERSHIP. ACCORDINGLY, THE RESTATEMENT RESULTED IN A WRITEDOWN OF PREVIOUSLY CAPITALIZED AND DEFERRED COSTS AND A CORRESPONDING INCREASE IN CARDMEMBER ACQUISITION EXPENSES FOR THE RESPECTIVE PERIODS, INDICATIVE OF THE RECENT TREND AWAY FROM THE COMPANY'S UTILIZATION OF AN INITIAL FEE REQUIREMENT AND THE GROWING PRACTICE OF NO-FEE MEMBERSHIPS. THE IMPACT OF THE RESTATEMENT CAN BE SEEN IN FOOTNOTE 2 TO THE CONSOLIDATED FINANCIAL STATEMENTS.

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

10 of 12

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

         Income before income taxes amounted to $1,354,578 and $3,358,590 in the three and nine months ended June 30, 1996, compared with $2,002,346 and 5,671,718 in the 1995 comparable periods.

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

                           27 -- Financial data schedule

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

                                                     TRANSMEDIA NETWORK INC.
                                                          (Registrant)

FEBRUARY 24, 1997                                    \S\DAVID L. WEINBERG
                                                     -----------------------
                                                     David L. Weinberg
                                                     Vice President and
                                                     Chief Financial Officer

12 of 12

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
------          -----------

27              Financial data schedule