Form 10-K/A
period 1996-09-30
TRANSMEDIA NETWORK INC /DE/
filed 1997-04-29
CIK 78536

2

                                                   The following items were the
                                                   subject of a Form 12b-25 and
                                                   are included herein (Item 6,
                                                   Item 7 and Item 8).


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

For the transition period from ___________ to _________________

                          Commission file number 0-4028


                             TRANSMEDIA NETWORK INC.
                    ---------------------------------------
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                         84-6028875
---------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S Employer
incorporation or organization)                            Identification No.)

                 11900 BISCAYNE BOULEVARD, MIAMI, FLORIDA 33181
                 ----------------------------------------------
               (Address of principal executive offices) (zip code)


                                  305-892-3300
                            ------------------------
                         Registrant's telephone number,
                              including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                     NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                            ON WHICH REGISTERED
      -------------------                            ---------------------
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

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 9, 1996: $44,361,461.00.

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


                          1996       1995        1994       1993      1992
                       --------- ---------- ----------- ---------- ---------
RESTAURANTS               6,974      5,330       3,628      2,328     1,449
----------------    ------------ ---------- ----------- ---------- ---------
CARDMEMBERS             924,418    593,161     395,968    197,166   112,029


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 1996, no matters were submitted to a vote of the security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                      POSITION                                      AGE
----                      --------                                      ---

Melvin Chasen             Director, Chairman of the Board, President     68
                          and Chief Executive Officer
James M. Callaghan        Director and Vice President; President of      57
                          Transmedia Restaurant
                          Company Inc.
Barry S. Kaplan           Director and Vice President;
                          President of Transmedia Service Company Inc.   38

David L. Weinberg         Vice President and Chief                       51
                          Financial Officer;
                          President of TMNI International Inc.
Paul A. Ficalora          Executive Vice President                       45
                          of Transmedia Restaurant
                          Company Inc.
Gregory Borges            Treasurer                                      60
Kathryn Ferara            Secretary                                      40

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

      QUARTER ENDED            LOW               HIGH           DIVIDEND PAID
      -------------            ---               ----           -------------

     December 31, 1994        $8.313           $13.750              $.02
     March 31, 1995            8.500            13.250                --
     June 30, 1995             8.000            13.250               .02
     September 30, 1995        8.375            11.375                --
     December 31, 1995         8.750            11.000               .02
     March 31, 1996            7.125             9.750                --
     June 30, 1996             7.125             9.000               .02
     September 30, 1996        5.500             8.625                --

         The aggregate number of holders of record of the Company's Common Stock on December 20, 1996 was approximately 2,400.

         The payment of dividends, if any, in the future, will depend upon, among other things, the Company's earnings and financial requirements, as well as general and business conditions.

ITEM 6.  SELECTED FINANCIAL DATA

INCOME STATEMENT DATA:

                                                           YEAR ENDED SEPTEMBER 30,
                                                           ------------------------


                                      1996              1995             1994              1993             1992
                                      ----              ----             ----              ----             ----

Net sales                      $68,600,122     $  58,792,454     $ 45,605,606     $  33,512,234     $ 23,777,303
Membership and renewal
  fee income                     6,833,013         4,207,368        2,769,618         1,686,423        1,142,345
Continuing franchise and
  royalty fee income             2,469,316         2,633,031        1,503,028           360,076          167,084
Commission income                  682,121           605,441          405,054                --               --

Total revenues                  78,584,572        66,238,294       50,283,356        35,558,733       25,086,732

Operating income                 4,756,552         6,344,850        5,216,578         3,425,433        2,609,244

Net income                       2,546,072         4,196,213        4,176,171         2,734,225        1,744,894

Net income per share
  Primary                             0.25              0.42             0.42              0.29             0.20
  Fully diluted                       0.25              0.42             0.42              0.28             0.20

BALANCE SHEET DATA:

Total assets                   $54,514,255       $38,383,020      $28,477,060     $  17,903,666     $ 13,459,098

Total long-term debt            15,000,000         2,000,000               --                --               --

Stockholders' equity            25,752,898        24,191,249       18,924,979        12,618,829        9,438,386

Cash dividends per
  common share                         .04               .04              .04               .02               --





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

The financial statements for 1994, 1995 and the first three quarters of 1996 have been restated to reflect the writedown of certain costs of acquiring cardmembers. Previously, to the extent that membership and renewal fees were expected to be received, the Company had been deferring certain costs of acquiring cardmembers and amortizing them over the average life of a cardmembers, 24 months. The restatement reflects the deferral of costs of acquiring fee paying members only to the extent that initial membership fees are generated and the amortization of these costs, as required by generally accepted accounting principles, over twelve months, the period of initial membership. Accordingly, the restatement resulted in a writedown of previously capitalized and deferred costs and a corresponding increase in cardmember acquisition expenses for the respective periods, indicative of the recent trend away from the Company's utilization of an initial fee requirement and the growing practice of no fee memberships. The impact of the restatement can be seen in Footnote 17 to the Consolidated Financial Statements.

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

         In December 1996, the Company entered into a revolving securitization transaction to provide for additional liquidity, as well as a platform for future growth, at a cost of funds lower than had been historically available to it. The transaction structure, among other things, isolated the securitized rights-to-receive beyond the reach of the Company in the unlikely event of bankruptcy or receivership, thus enabling characterization of the transferred assets as a true sale at law and an "A" rating on the securities issued. The Company believed that the transaction also allowed for derecognition of the transferred rights-to-receive and treatment of the securitization as off-balance sheet financing under generally accepted accounting principles.

          On December 24, 1995, the Company made an initial transfer of $33 million of its rights-to-receive to a special purpose corporation ("SPC"), an indirect wholly owned subsidiary of the Company, as part of the revolving securitization. The rights-to-receive, which were sold to the SPC without recourse, were in turn transferred to a limited liability corporation (Issuer), which issued $33 million of fixed rate, five-year term securities in a private placement to various third party investors. In exchange for the rights-to-receive, which have a retail value of $66 million before cardmember discounts, the Company will receive approximately $32 million, after transactions costs, and a 1% equity interest in the Issuer. Future excess cash flows, expected to be generated from the securitized assets as the rights-to-receive are exchanged for meals by Company cardholders, are to be remitted to the Company on a monthly basis as a return on capital from the Issuer. Excess cash flows are determined after payments of interest to noteholders and investors, as well as trustee and servicing fees. During the five-year revolving period, the issuer will be responsible for ongoing purchase of rights-to-receive from the Company to ensure that the initial pool of $33 million is continually replenished. It is anticipated that the net revenue from securitized assets will be received in approximately the same amount and within the same time frame that such revenue would have been received had the secuitization not taken place.

         In March 1997, the Company was advised by the SEC staff that, while the transfers of assets may be a true sale under applicable legal principles, the second transfer of assets from the SPC to the Issuer should not be characterized as a sale under applicable generally accepted accounting principles, thus precluding the derecognition of the rights-to-receive and resulting in the presentation of the transaction as secured non-recourse financing on the consolidated balance sheet of the Company.


         Assuming the December 24, 1996 securitization had been completed on September 30, 1996 and that part of the proceeds was used to pay off the Company's outstanding line-of-credit balance, the following pro-forma condensed balance sheet is presented:

                                     - 17 0

                                                               SEPTEMBER 30, 1996
                                                               ------------------
                                                       ORIGINAL                  PRO-FORMA
                                                     ------------               ------------

          Cash                                       $  3,603,409               $20,603,409
          Rights-to Receive
            UNRESTRICTED                               37,525,957                 4,525,957
            SECURITIZED                                       --                 33,000,000
          Other current assets                          4,545,339                 4,545,339
                                                     ------------               ------------
                   Total current assets                45,674,705                62,674,705
          Non-current assets                            8,839,550                 9,839,550
                                                     ------------               ------------
                   Total assets                       $54,515,255               $72,514,255
                                                     ============               ===========
          Current liabilities                           8,722,226                 8,722,226
          Line of credit                               15,000,000                        --
          SECURED NON-RECOURSE NOTES PAYABLE                   --                33,000,000
          OTHER non-current liabilities                 5,039,131                 5,039,131
                                                     ------------               ------------
                   Total liabilities                   28,761,357                46,761,357
          Stockholders' equity                         25,752,898                25,752,898
                                                     ------------               ------------
                   Total liabilities and
                   stockholders' equity               $54,514,255               $72,514,255
                                                     ============               ===========

         On November 15, 1996, the Company entered into a purchase agreement with The Western Transmedia Company, Inc. ("Western"), a franchisee of the Company. Under the terms of the agreement, the Company reacquired the right to operate its business in California, Oregon, Washington and a portion of Nevada. In addition, the Company acquired Western's Rights to Receive, and its furniture, fixtures and equipment. The purchase price will approximate $7,750,00, of which $4,750,000, represents the cost of the franchise. Closing of the proposed transaction occurred in take place in January 1997.

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

                          Analysis of Rights to Receive

                                              1996            1995           1994
                                              ----            ----           ----
----------------------------------------- --------------- -------------- --------------
RIGHTS TO RECEIVE, BEGINNING OF YEAR       $26,147,400     $17,472,712    $ 9,968,102
----------------------------------------- --------------- -------------- --------------
PURCHASE OF RIGHTS TO RECEIVE               59,179,978      50,295,531     39,419,189
----------------------------------------- --------------- -------------- --------------
WRITE-OFFS OF RIGHTS TO RECEIVE             (2,654,863)     (2,132,350)    (1,442,633)
                                          -------------   -------------  -------------
                                            82,672,515      65,635,893     47,944,658
----------------------------------------- --------------- -------------- --------------
COST OF SALES                               45,146,558      39,488,493     30,471,946
                                          ------------    ------------   ------------
----------------------------------------- --------------- -------------- --------------
RIGHTS TO RECEIVE, END OF YEAR             $37,525,957     $26,147,400    $17,472,712
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

ITEM 8. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report                                        F - 1

Financial Statements:
    Consolidated Balance Sheets,                                    F - 2
      September 30, 1996 and 1995

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


As discussed in Note 16(b) to the consolidated financial statements, the Company changed its accounting policy for certain costs of acquiring new card members.



                                             /s/ KPMG PEAT MARWICK LLP
                                             -------------------------------
                                             KPMG Peat Marwick LLP



December 6, 1996, except as to notes 13, 16(b) and 16(c), which are dated as of December 24, 1996 and note 16(a), which is dated as of March 31, 1997
Miami, Florida


                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1996 and 1995


                                  ASSETS                                   1996             1995
                                                                      -------------     -----------
Current assets:
     Cash and cash equivalents (note 1)                               $   3,603,409       2,270,322
     Accounts receivable, less allowance for doubtful accounts
        of $15,000 in 1996 and 1995 (note 5)                              2,616,586       1,771,821
     Rights to receive (note 5)                                          37,525,957      26,147,400
     Prepaid expenses and other current assets                            1,035,083         708,253
     Unamortized advertising costs (note 16)                                343,385         539,118
     Income taxes receivable                                                307,377              -
     Deferred income taxes (note 8)                                         242,908         441,285
                                                                      -------------     -----------
                   Total current assets                                  45,674,705      31,878,199

Securities available for sale, at fair value (note 3)                     1,868,375       2,899,691
Property and equipment, net (note 2)                                      5,663,693       3,471,700
Other assets                                                              1,307,482         133,430
                                                                      -------------     -----------
                   Total assets                                       $  54,514,255      38,383,020
                                                                      =============     ===========
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable - Rights to receive                             $   4,784,352       4,933,070
     Accounts payable - reimbursable tax and tips                           485,245         428,000
     Accounts payable - other                                             2,679,290       1,663,754
     Income taxes payable                                                        -           22,600
     Accrued expenses                                                       773,339       1,028,561
                                                                      -------------     -----------
                   Total current liabilities                              8,722,226       8,075,985

Line of credit (note 13)                                                 15,000,000       2,000,000
Deferred membership and renewal fee income (note 1)                       4,102,786       2,866,916
Deferred income taxes (note 8)                                              936,345       1,248,870
                                                                      -------------     -----------
                   Total liabilities                                     28,761,357      14,191,771
                                                                      -------------     -----------
Stockholders' equity (notes 6 and 7):
     Preferred stock, $.10 par value per share                                   -               -
     Common stock, $.02 par value per share                                 202,539         202,375
     Additional paid-in capital                                          10,546,612      10,513,055
     Unrealized gain on securities available for sale (net of
        deferred income taxes of $603,582 in 1996 and
        $1,021,679 in 1995)                                                 984,792       1,598,011
     Retained earnings                                                   14,018,955      11,877,808
                                                                      -------------     -----------
                   Total stockholders' equity                            25,752,898      24,191,249

Commitments (notes 6, 11 and 12)
                                                                      -------------     -----------
                   Total liabilities and stockholders' equity         $  54,514,255      38,383,020
                                                                      =============     ===========

See accompanying notes to consolidated financial statements.


                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

     For each of the years in the three-year period ended September 30, 1996


                                                                         1996              1995             1994
                                                                   --------------      -----------     -----------
Revenue:
     Net sales                                                     $   68,600,122       58,792,454      45,605,656
     Membership and renewal fee income                                  6,833,013        4,207,368       2,769,618
     Continuing franchise fee and royalty income                        2,469,316        2,633,031       1,503,028
     Commission income                                                    682,121          605,441         405,054
                                                                   --------------      -----------     -----------
                                                                       78,584,572       66,238,294      50,283,356

Cost of sales                                                          45,146,558       39,488,493      30,471,946
                                                                   --------------      -----------     -----------
                   Gross profit                                        33,438,014       26,749,801      19,811,410

Selling, general and administrative expenses                           24,225,027       18,962,391      14,051,887
Cardmember acquisition expenses                                         4,456,435        1,442,560         542,945
                                                                   --------------      -----------     -----------
                   Operating income                                     4,756,552        6,344,850       5,216,578
                                                                   --------------      -----------     -----------
Other income (expense):
     Initial franchise fee and license fee income, net of
        expense                                                            30,100          608,211       1,472,000
     Merger and acquisition expenses                                           -          (294,600)             -
     Interest and other income                                            171,772          336,742         290,197
     Interest expense and financing costs                                (851,852)        (116,190)         (5,104)
                                                                   --------------      -----------     -----------
                                                                         (649,980)         534,163       1,757,093
                                                                   --------------      -----------     -----------
Income before income taxes                                              4,106,572        6,879,013       6,973,671
                   Income taxes (note 6)                                1,560,500        2,682,800       2,797,500
                                                                   --------------      -----------     -----------

                   Net income                                      $    2,546,072        4,196,213       4,176,171
                                                                   ==============      ===========     ===========
Net income per common and common equivalent share:
        Primary                                                    $       .25              .42             .42
                                                                   ==============      ===========     ===========
        Fully diluted                                              $       .25              .42             .42
                                                                   ==============      ===========     ===========
Weighted average number of common and common equivalent
     shares outstanding:
        Primary                                                        10,299,229       10,112,326       9,980,302
                                                                   ==============      ===========     ===========
        Fully diluted                                                  10,299,229       10,112,326      10,024,175
                                                                   ==============      ===========     ===========

See accompanying notes to consolidated financial statements.


                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

     For each of the years in the three-year period ended September 30, 1996


                                                                     COMMON STOCK
                                                             -----------------------------      ADDITIONAL
                                                                NUMBER                             PAID-IN
                                                                OF SHARES         AMOUNT           CAPITAL
                                                             ------------     ------------      -----------

Balance, September 30, 1993                                     6,184,716     $   123,694         8,245,386

     Net income                                                        -               -                 -

     Three-for-two stock split                                  3,177,607          63,552                -

     Exercise of stock options                                    189,758           3,795           181,404

     Income tax benefit related to stock option plan                   -               -            663,104

     Conversion of warrants to stock                               66,397           1,329           388,299

     Dividend                                                          -               -                 -

     Unrealized gains, net                                             -               -                 -
                                                             ------------     ------------      -----------
Balance, September 30, 1994                                     9,618,478         192,370         9,478,193

     Net income                                                        -               -                 -

     Exercise of stock options                                    221,905           4,438           341,820

     Income tax benefit related to stock option plan                   -               -            688,610

     Dividend                                                          -               -                 -

     Acquisition of franchise                                     278,387           5,567             4,432

     Unrealized gains, net                                             -               -                 -
                                                             ------------     ------------      -----------
Balance, September 30, 1995                                    10,118,770         202,375        10,513,055

     Net income                                                        -               -                 -

     Exercise of stock options                                      8,156             164            33,557

     Dividend                                                          -               -                 -

     Unrealized loss, net                                              -               -                 -
                                                             ------------     ------------      -----------
Balance, September 30, 1996                                    10,126,926     $   202,539        10,546,612
                                                             ============     ============      ===========


See accompanying notes to consolidated financial statements.


                         [CONTINUED FROM PREVIOUS PAGE]

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED

     For each of the years in the three-year period ended September 30, 1996



                                                              UNREALIZED
                                                                GAINS            RETAINED
                                                            (LOSSES), NET        EARNINGS          TOTAL
                                                            -------------      ------------     -----------

Balance, September 30, 1993                                            -          4,249,749       12,618,829

     Net income                                                        -          4,176,171        4,176,171

     Three-for-two stock split                                         -            (63,552)              -

     Exercise of stock options                                         -                 -           185,199

     Income tax benefit related to stock option plan                   -                 -           663,104

     Conversion of warrants to stock                                   -                 -           389,628

     Dividend                                                          -           (383,025)        (383,025)

     Unrealized gains, net                                      1,275,073                -         1,275,073
                                                             ------------      ------------     -----------
Balance, September 30, 1994                                     1,275,073         7,979,343      18,924,979

     Net income                                                        -          4,196,213       4,196,213

     Exercise of stock options                                         -                 -          346,258

     Income tax benefit related to stock option plan                   -                 -          688,610

     Dividend                                                          -           (397,861)       (397,861)

     Acquisition of franchise                                          -            100,113         110,112

     Unrealized gains, net                                        322,938                -          322,938
                                                             ------------      ------------     -----------
Balance, September 30, 1995                                     1,598,011        11,877,808      24,191,249

     Net income                                                        -          2,546,072       2,546,072

     Exercise of stock options                                         -                 -           33,721

     Dividend                                                          -           (404,925)       (404,925)

     Unrealized loss, net                                        (613,219)               -         (613,219)
                                                             ------------      ------------     -----------
Balance, September 30, 1996                                       984,792        14,018,955      25,752,898
                                                             ============      ============     ===========


See accompanying notes to consolidated financial statements.


                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

     For each of the years in the three-year period ended September 30, 1996


                                                                              1996            1995            1994
                                                                        -------------     -----------      ----------
Cash flows from operating activities:
     Net income                                                         $   2,546,072       4,196,213       4,176,171
     Adjustments to reconcile net income to net cash
        used in operating activities:
           Depreciation and amortization                                    1,163,367         693,960         360,621
           Deferred income taxes                                              303,948        (115,054)         45,826
           Loss on disposal of property and equipment                           8,712           4,090          71,717
           Changes in assets and liabilities:
               Accounts receivable                                           (844,765)        526,684        (732,418)
               Rights to receive                                          (11,378,557)     (8,674,688)     (7,504,610)
               Income taxes receivable                                       (307,377)             -               -
               Prepaid expenses and other current assets                     (326,830)       (137,289)       (408,475)
               Unamortized advertising costs                                  195,733        (260,938)       (278,180)
               Other assets                                                (1,184,052)        177,553        (203,876)
               Accounts payable - Rights to receive                          (148,718)      1,290,739       1,907,463
               Accounts payable - other                                     1,072,781         242,812         592,414
               Income taxes payable                                           (22,600)       (318,739)       (202,293)
               Accrued expenses                                              (255,221)        184,082          43,583
               Deferred membership and renewal fee
                 income                                                     1,235,870       1,347,153         605,155
                                                                        -------------     -----------      ----------
                     Net cash used in operating activities                 (7,941,637)       (843,422)     (1,526,902)
                                                                        -------------     -----------      ----------
Cash flow from investing activities:
     Additions to property and equipment                                   (3,354,572)     (2,020,055)     (1,687,478)
     Purchase of securities available for sale                                     -               -         (180,000)
     Proceeds from sale of property and equipment                                 500              -            6,500
                                                                        -------------     -----------      ----------
                     Net cash used in investing activities                 (3,354,072)     (2,020,055)     (1,860,978)
                                                                        -------------     -----------      ----------
Cash flows from financing activities:
     Net borrowings on note payable to bank under revolving
        line of credit                                                     13,000,000       2,000,000              -
     Conversion of warrants and options for common stock, net
        of tax benefits                                                        33,721       1,034,868       1,237,931
     Dividends paid                                                          (404,925)       (379,968)       (376,197)
                                                                        -------------     -----------      ----------
                     Net cash provided by financing activities
                                                                           12,628,796       2,654,900         861,734
                                                                        -------------     -----------      ----------


                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                                                            1996           1995            1994

                     Net (decrease) increase in cash                    $   1,333,087        (208,577)     (2,526,146)

Cash and cash equivalents, beginning of year                                2,270,322       2,478,899       5,005,045
                                                                        -------------     -----------      ----------
Cash and cash equivalents, end of year                                  $   3,603,409       2,270,322       2,478,899
                                                                        =============     ===========      ==========
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
        Interest                                                        $     580,379          95,135              -
                                                                        =============     ===========      ==========
        Income taxes                                                    $   1,382,330       2,138,000       2,293,855
                                                                        =============     ===========      ==========

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

                Transmedia Network Inc.'s corporate structure consists of three wholly owned subsidiaries: Transmedia Restaurant Company Inc., is in charge of all restaurant-oriented functions of the Company; TMNI International Incorporated is responsible for all foreign licensing; and Transmedia Service Company Inc. which is responsible for all card member-related facets of the business, including the card member service center and domestic franchising. All intercompany accounts and transactions have been eliminated in consolidation.

         (B)    RIGHTS TO RECEIVE

                Rights to receive ("Rights") are composed primarily of food and beverage credits from restaurants. Rights are stated at the gross amount of the commitment to the establishment (approximately 50 percent of the retail value of Rights obtained). Accounts payable-Rights represent the unfunded portion of the total commitments. Cost is determined by the first-in, first-out method. The Company reviews the realizability of the Rights on a periodic basis, provides for write-offs of rights to receive and write-off of Rights from restaurants that have ceased operations or whose credits are not utilized by cardholders. These write-offs are offset by recoveries from restaurants.

         (C)    SECURITIES AVAILABLE FOR SALE


                The company classifies any debt and marketable equity securities in one of three categories: trading, available for sale, or held to maturity. Securities available for sale are recorded at fair value. Realized gains and losses from the sale of securities available for sale are computed using the specific identification method. Unrealized gains and losses, net of the related tax effects, on securities are recorded as a separate component of stockholders' equity until realized.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


                Certain costs of acquiring cardmembers are deferred and amortized, on a straight-line basis, over 12 months, which is the initial cardholder membership period. The advertising costs capitalized as assets by the Company represent initial fee-paying member acquisition costs resulting from direct-response campaign costs which are recorded as incurred. Campaign costs include incremental direct costs of direct-response advertising, such as printing of brochures, campaign applications and mailings; as well as, payroll and payroll-related costs paid to employees directly related to the campaigns and to outside sources. Such costs are deferred only to the extent of membership fees generated by the campaign.


                Card member acquisition expenses represent the cost of acquiring cardmembers and consist primarily of direct-response advertising costs.

         (F)    FRANCHISE AND LICENSE FEE INCOME

                Continuing franchise fee revenue is based on the franchisees' sales and are recognized when earned.

                Initial franchise fees and license fees are recognized when material services or conditions relating to the sale have been substantially performed. Initial franchise fees and license fees consist of the following:

                                                                         September 30,
                                                          ------------------------------------------
                                                               1996            1995       1994
                                                               ----            ----       ----

               Initial franchise and license fees          $  75,000        725,000      1,680,000
               Initial franchise and license expenses         44,900       (116,789)      (208,000)
                                                              ------       --------     ----------

                                                           $  30,100        608,211      1,472,000
                                                              ======        =======      =========

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (G)    NET SALES

                Net sales represent the retail value usage of the rights to receive sold, less the 20-30 percent discount offered to the Company's cardholders.


         (H)    COMMISSION INCOME


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


         (J)    INCOME TAXES


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


         (K)    CASH AND CASH EQUIVALENTS

                Cash and cash equivalents are instruments with original maturities at the date of purchase of three months or less.


         (L)    RECLASSIFICATION

                Certain prior year amounts have been reclassified to conform with the 1996 presentation.

         (M)    NEW ACCOUNTING PRONOUNCEMENTS

                (I)    ACCOUNTING FOR STOCK-BASED COMPENSATION

                       On October 23, 1995, the FASB issued Statement No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("FAS 123"). This Statement applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                       incurring liabilities where the payment amounts are based on the entity's common stock price. The Statement covers transactions with employees and nonemployees and is applicable to both public and nonpublic entities. Entities are allowed (1) to continue to use the Accounting Principles Board Opinion No. 25 method ("APB 25"), or (2) to adopt the FAS 123 fair value based method. Once the method is adopted, an entity cannot change and the method selected applies to all of an entity's compensation plans and transactions. For entities not adopting the FAS 123 fair value based method, FAS 123 requires pro forma net income and earnings per share information as if the fair value based method has been adopted. For entities not adopting the fair value based method, the disclosure requirements of FAS 123, including the pro forma information, are effective for financial statements for fiscal years beginning after December 15, 1995. The pro forma disclosure are to include all awards granted in fiscal years that begin after December 15, 1994. However, the disclosures, including the pro forma net income and earnings per share disclosures, for the fiscal year beginning after December 15, 1994 will not be included in that year's financial statements but will be included in the following year-end financial statements if the first fiscal year is presented for comparative purposes. Management has determined that it will follow the accounting method for APB 25 for employees and that the effect of FAS 123 for nonemployees is not significant. FAS 123 will be adopted by the Company as of October 1, 1996.

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


                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2)      PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                                           ESTIMATED
                                                                 SEPTEMBER 30,            USEFUL LIVES
                                                          -----------------------------   -------------
                                                               1996            1995
                                                               ----            ----

                 Furniture and fixtures               $      354,502        169,875       5 years
                 Office equipment                          7,386,056      4,334,136       5 years
                 Leasehold improvements                       53,791         61,272    Life of lease
                                                         -----------    -----------
                                                           7,794,349      4,565,283
                 Less accumulated depreciation            (2,130,656)    (1,093,583)
                                                           ---------      ---------

                                                      $    5,663,693      3,471,700
                                                           =========      =========

         Depreciation and amortization expense for the years ended September 30, 1996 and 1995 was $1,153,367 and $683,960, respectively.

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

                                                   CARRYING            FAIR
                                                    AMOUNT             VALUE
                                                  ----------        ----------

            Rights to receive                 $   37,525,957        37,525,957
                                                  ==========        ==========

            Securities available for sale     $    1,868,375         1,868,375
                                                 ===========       ===========

            Line of credit                    $   15,000,000        15,000,000
                                                  ==========        ==========

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The fair value of the rights to receive is based upon the sale described in note 16(a). The fair value of the securities available for sale is based upon quoted market prices for these or similar instruments. Amounts outstanding under the line of credit are considered to be at fair value because the rate of increase fluctuates as market conditions charge.

(5)      ALLOWANCE ACCOUNTS

         The following tables describe the activity in the allowance accounts for accounts receivable and rights to receive:

                                                                BALANCE,       CHARGED                       BALANCE,
                                                                BEGINNING        TO                           END OF
                                                                 OF YEAR       EXPENSES        WRITE-OFFS      YEAR
                                                              ------------    ---------        ----------    ---------

       Accounts receivable:
            Year ended September 30, 1966:
               Allowance for doubtful accounts                 $    15,000       424,807         (424,807)     15,000
                                                                  ========    ==========       ==========    ========

            Year ended September 30, 1995:
               Allowance for doubtful accounts                 $    25,000       332,528         (342,528)     15,000
                                                                  ========    ==========       ==========    ========

            Year ended September 30, 1994:
               Allowance for doubtful accounts                 $    20,000       111,527         (106,527)     25,000
                                                                  ========    ==========       ==========    ========

       Rights to receive:
            Year ended September 30, 1996:
               Allowance for doubtful accounts                  $  900,000     2,074,863       (2,654,863)    320,000
                                                                   =======     =========       ==========     =======

            Year ended September 30, 1995:
               Allowance for doubtful accounts                  $  700,000     2,332,350       (2,132,350)    900,000
                                                                   =======     =========       ==========     =======

            Year ended September 30, 1994:
               Allowance for doubtful accounts                  $  400,000     1,742,633       (1,442,633)    700,000
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

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         The following table summarizes the stock options granted and exercised during 1996 and 1995:

                                                                             1996           1995
                                                                             ----           ----

           Total stock options granted - common stock                         85,000       165,500
                                                                           =========       =======

           Total stock options exercised - common stock                        8,156       221,905
                                                                           =========       =======

           Average exercise price                                          $   4.13       $  1.56
                                                                           ========       =======

           Nonqualified stock options exercised - common stock                   -         208,686
                                                                           =========      ========

              Current windfall tax benefit                                 $     -         688,610
                                                                           =========      ========

           Total warrants converted to common stock                              -            -

              Average exercise price                                       $     -        $  4.56
                                                                           =========      =======


                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         At September 30, 1996 and 1995, options under the Plans to purchase
         586,373 and 509,529 shares of common stock are outstanding as follows:

                                                       SEPTEMBER 30, 1996
                                               --------------------------------
                      ISSUANCE                    NUMBER OF            EXERCISE       EXPIRATION
                        DATE                        SHARES               PRICE           DATE
                     ---------                 ------------        ------------       -----------

                March 1992                           26,157        $     3.8889       March 1997
                May 1992                            102,093              4.8333       May 1997
                September 1993                       77,623              7.4445       September 2003
                February 1994                        37,500             12.2500       February 2004
                March 1994                           97,500             15.0000       March 2004
                March 1995                          135,500             12.2500       March 2005
                August 1995                          25,000              9.2500       August 2005
                December 1995                        50,000             10.0000       December 2000
                March 1996                           25,000              7.8750       March 2001
                June 1996                            10,000              8.0000       June 2001
                                                   --------
                                                    586,373
                                                   ========

                                                       SEPTEMBER 30, 1995
                                               --------------------------------
                      ISSUANCE                    NUMBER OF            EXERCISE       EXPIRATION
                        DATE                        SHARES               PRICE           DATE
                     ---------                 ------------        ------------       -----------

                March 1992                           33,750        $     3.8889       March 1997
                May 1992                            102,093              4.8333       May 1997
                September 1993                       78,186              7.4445       September 2003
                February 1994                        37,500             12.2500       February 2004
                March 1994                           97,500             15.0000       March 2004
                March 1995                          135,500             12.2500       March 2005
                August 1995                          25,000              9.2500       August 2005
                                                   --------
                                                    509,529
                                                   ========

         In addition to the options under the Plan, at September 30, 1996 and 1995, the Company has issued the following nonqualified options to purchase an additional 421,250 and 421,250 shares of common stock outstanding as follows:

                                                       SEPTEMBER 30, 1996
                                               --------------------------------
                      ISSUANCE                    NUMBER OF            EXERCISE       EXPIRATION
                        DATE                        SHARES               PRICE           DATE
                     ---------                 ------------        ------------       -----------

                March 1992                          168,750             3.8889        March 1997
                May 1992                            135,000             4.8333        May 1997
                September 1993                      112,500             7.4445        September 1998
                May 1995                              5,000             11.375        May 2000
                                                  ---------
                                                    421,250
                                                  =========




                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                       SEPTEMBER 30, 1996
                                               --------------------------------
                      ISSUANCE                    NUMBER OF            EXERCISE       EXPIRATION
                        DATE                        SHARES               PRICE           DATE
                     ---------                 ------------        ------------       -----------

                March 1992                          168,750        $    3.8889        March 1997
                May 1992                            135,000             4.8333        May 1997
                September 1993                      112,500             7.4445        September 1998
                May 1995                              5,000             11.375        May 2000
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

(8)      INCOME TAXES

         The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 1996 and 1995 are as follows:

                                                                      1996             1995
                                                                   -----------       ---------

         Deferred tax assets:
              Travel programs                                      $    98,730            -
              Amortization of leasehold improvements                     5,956            -
              Rights to receive                                        132,032         351,000
              Accrued expenses                                            -             84,435
              Accounts receivable                                        6,190           5,850
                                                                     ---------       ---------
                    Total gross deferred tax assets                    242,908         441,285
              Less valuation allowance                                    -               -
                                                                     ---------       ---------
                    Net deferred tax assets                            242,908         441,285
                                                                     ---------       ---------

         Deferred tax liabilities:
              Unrealized gain on securities available for sale         603,582       1,021,679
              Deferred advertising costs                               141,681         210,786
              Property and equipment                                   191,082          21,405
                                                                     ---------       ---------
                    Total gross deferred tax liabilities               936,345       1,248,870
                                                                     ---------       ---------
         Net deferred tax liability                                   (693,437)       (807,585)
                                                                     =========       =========

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

         Income tax expense (benefit) for the years ended September 30, 1996 and 1995 is as follows:

                                                    CURRENT          DEFERRED           TOTAL
                                                  ----------        --------         ----------

                1996:
                     U.S. federal              $     921,553         336,313          1,257,866
                     State and local                 334,999         (32,365)           302,634
                                                  ----------        --------         ----------
                                               $   1,256,552         303,948          1,560,500
                                                   =========         =======          =========

                1995:
                     U.S. federal              $   2,179,357         (75,488)         2,103,869
                     State and local                 618,497         (39,566)           578,931
                                                 -----------        --------        -----------
                                               $   2,797,854        (115,054)         2,682,800
                                                   =========         =======          =========

                1994:
                     U.S. federal              $   2,018,072         195,618          2,213,690
                     State and local                 733,602        (149,792)           583,810
                                                  ----------         -------         ----------
                                               $   2,751,674          45,826          2,797,500
                                                   =========        ========          =========

         Reconciliation of the statutory federal income tax rate and the Company's effective rate for the years ended September 30, 1996, 1995 and 1994, is as follows:

                                               1996                         1995                        1994
                                     ---------------------------  --------------------------  -------------------------
                                                  % OF PRETAX                  % OF PRETAX                  % OF PRETAX
                                        AMOUNT      EARNINGS         AMOUNT      EARNINGS         AMOUNT      EARNINGS
                                     -----------  -----------    ------------  -----------    ------------  -----------

        Federal tax rate          $    1,396,276      34.0%      $  2,338,864      34.0%      $  2,371,048      34.0%
        State and local taxes,
             net of federal
             income tax benefit          302,634       7.4            578,931       8.4            583,810       8.4
        Other                           (138,410)     (3.4)          (234,995)     (3.4)          (157,358)     (2.3)
                                      ----------      ----         ----------     -----          ---------     -----

                                  $    1,560,500      38.0%      $  2,682,800      39.0%      $  2,797,500      40.1%
                                       =========      ====          =========      ====          =========      ====

(9)      FRANCHISE AGREEMENTS

         The Company, as franchiser, has entered into various ten-year franchising agreements with franchisees. In accordance with these agreements, the Company has agreed to provide marketing, advertising, training and other administrative support. All material services or conditions relating to the franchise sales have been substantially performed or satisfied by the Company as of September 30, 1996. In addition, the Company has agreed to grant a territory with at least 625 full-service restaurants that accept certain major credit cards; and will continue to develop trademarks for itself and the system of franchisees. The Company also has agreed to pay a commission to the franchisees in an amount equal to 40 percent of the initial membership cardholders' fees for all new cardholders solicited by the franchisees.

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

               /bullet/ Royalty of two percent of gross sales of the Australia and New Zealand sublicensee, and 25 percent of any other amounts that the licensee receives from the sublicensee.

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

         In consideration for granting the exclusive license, the licensee paid the Company in August 1993 a license fee of $1,125,000 for the master license agreement and has granted to the Company a five percent equity interest in the new entity which will operate in the United Kingdom. Continuing fees to be paid by the licensee are as follows:

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

               /bullet/ Royalty of two percent of gross sales of the United Kingdom sublicensee, and 25 percent of any other amounts that the licensee receives from the sublicensee.

         During 1995, the Company received $250,000 from the European licensee when it exercised its right to sublicense within the territory.

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

(12)     COMMITMENTS

         On July 14, 1995, the Company entered into an unconditional guaranty agreement with a financial institution, to extend credit in the amount of $450,000 to a franchisee, which agreement is still outstanding at September 30, 1996.

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

         On November 24, 1993, the Company also entered into a consulting agreement with its president to commence on September 30, 1997 through January 1, 2005. The agreement provides compensation at an annual amount equal to 50 percent of the sum of the highest base salary and bonus received by the president in any year under the employment agreement, discussed above, not to exceed in any one year during the term of the consulting agreement, 10 percent of the Company's prior year's pretax income, but in any event not less than $100,000.

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

(13)     LINE OF CREDIT


         The Company maintains a line of credit with a bank to finance the purchase of Rights to receive. On January 26, 1996 the Company increased the line of credit to $20 million. The facility matures on January 26, 1999. As of September 30, 1996 and 1995, $15 million and $2 million were outstanding under this credit facility, respectively. The credit facility has an interest rate of prime and is unsecured. There were no conditions under which the line of credit may be withdrawn. As a result of the sale of the rights to receive described in note 16(a), the outstanding obligation under the line of credit was refinanced and the credit facility was terminated on December 24, 1996.


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

(16)     SUBSEQUENT EVENTS

         (A)    SALE OF RIGHTS TO RECEIVE


                On December 24, 1996, the Company made an initial transfer of $33 million of its rights-to-receive to a special purpose corporation ("SPC"), an indirect wholly owned subsidiary, as part of a revolving securitization. The rights-to-receive, which were sold to the SPC without recourse, were in turn transferred to a limited liability corporation ("Issuer"), which issued $33 million of fixed rate securities in a private placement to various third party

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                investors. In exchange for the rights-to-receive, which have a retail value of approximately $66 million before cardmember discounts, the Company will receive approximately $32 million, after transaction costs, and a one percent equity interest in the Issuer. Future excess cash flows, expected to be generated from the securitized assets as the rights-to-receive are exchanged for meals by Company cardholders, are to be remitted to the Company on a monthly basis as a return on capital from the Issuer. Excess cash flows are determined after payments of interest to noteholders and investors, as well as trustee and servicing fees. It is anticipated that the net revenue from securitized assets will be received in approximately the same amount and within the same time frame that such revenue would have been received had the securitization not taken place.

                The private placement certificates have a five-year term before amortization of principal. During this revolving period, the Issuer is responsible for the ongoing purchase of rights-to-receive from the Company to ensure that the initial pool of $33 million is continually replenished as the rights-to-receive are utilized by cardholders. It is anticipated that replenishment of rights-to-receive will provide for a continuous stream of additional net revenue throughout the period.

                The Company's intention in executing the revolving securitization transaction was to provide current liquidity, as well as a platform for future growth, at a cost of funds lower than has been historically available to the Company. This was accomplished by, among other things, isolating the rights-to-receive beyond the reach of the Company or its creditors in the event of bankruptcy or other receivership through a transfer of assets that constitutes a true sale at law. It was also the Company's belief that the structure of the transaction provided for derecognition of the rights-to-receive and treatment of the securitization as off-balance sheet financing under generally accepted accounting principles.

                In March 1997, the Company was advised by the SEC staff that while the transfers of assets may be a true sale under applicable legal principles, the second transfer of assets from the SPC to the Issuer should not be characterized as a sale under applicable generally accepted accounting principles, thus precluding the derecognition of the rights-to-receive and resulting in the presentation of the transaction as secured nonrecourse financing on the consolidated balance sheet of the Company.


         (B)    RESTATEMENT OF PRIOR FINANCIAL STATEMENTS


                The financial statements for 1994, 1995 and the first three quarters of 1996 have been restated to reflect the writedown of certain costs of acquiring card members. Previously, to the extent that membership and renewal fees were expected to be received, the Company had been deferring certain costs of acquiring card members and amortizing them over the average life of a card member, 24 months. The restatement reflects the deferral of costs of acquiring fee paying card members only to the extent that initial membership fees are generated and the amortization of these costs, as required by generally accepted accounting principles, over twelve months, the period of initial membership. The impact of the restatement can be seen in Footnote 17 to the Consolidated Financial Statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (C)    PURCHASE OF FRANCHISE

                On November 15, 1996, The Company entered into a purchase agreement with The Western Transmedia Company, Inc. ("Western"), a franchisee of the Company. Under the terms of the agreement, the Company will reacquire the right to operate its business in California, Oregon, Washington and a portion of Nevada. In addition, the Company will acquire Western's rights to receive, its furniture, fixtures and equipment. The purchase price will approximate $7,750,000, of which $4,750,000 represents the cost of the franchise. Closing of the proposed transaction is expected to take place in January 1997.

(17)     SELECTED QUARTERLY FINANCIAL DATA

         Selected quarterly financial data is as follows:

                                                   THREE MONTHS ENDED                        YEAR ENDED
                                ---------------------------------------------------------  ---------------
                                SEPTEMBER 30,      JUNE 30,     MARCH 31,    DECEMBER 31,    SEPTEMBER 30,
                                    1996             1996          1996          1995             1996
                                -------------    -----------   ----------    ------------  ---------------

    Revenue:
         Previously reported  $      N/A          19,746,529    19,304,706    17,338,991        N/A
         As restated               20,830,262     20,343,320    19,740,219    17,670,771       78,584,572

    Gross Profit:
         Previously reported         N/A           7,991,865     7,841,164     6,985,808        N/A
         As restated                8,255,093      8,588,656     8,276,677     7,317,588       33,438,014

    Net Income:
         Previously reported         N/A           1,112,005     1,106,157       906,933        N/A
         As restated                  464,312        839,878       461,295       780,587        2,546,072

    Earnings per share:
         Previously reported         N/A           .11           .11            .09             N/A
         As restated                 .05           .08           .05            .08             .25


                                                   THREE MONTHS ENDED                        YEAR ENDED       YEAR ENDED
                               -----------------------------------------------------------  -------------  ---------------
                                  SEPTEMBER 30,    JUNE 30,      MARCH 31,    DECEMBER 31,   SEPTEMBER 30,   SEPTEMBER 30,
                                      1995           1995          1995           1994            1995            1994
                               ----------------   ----------    ----------    ------------  -------------  ---------------

    Revenue:
         Previously reported  $    17,725,220     16,376,824    16,517,893     14,920,410      65,540,347      50,145,362
         As restated               17,964,875     16,565,425    16,671,376     15,036,618      66,238,294      50,283,356

    Gross Profit:
         Previously reported        7,039,702      6,478,398     6,544,404      5,989,350      26,051,854      19,673,416
         As restated                7,279,357      6,666,999     6,697,887      6,105,558      26,749,801      19,811,410

    Net Income:
         Previously reported        1,090,026      1,173,582     1,196,567      1,167,551       4,627,726       4,406,622
         As restated                  736,295      1,221,446     1,115,971      1,122,501       4,196,213       4,176,171

    Earnings per share:
         Previously reported         .11           .12            .12           .12             .46             .44
         As restated                 .07           .12            .11           .11             .42             .42

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

_________________

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

         (12) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, and incorporated by reference.

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

                                               TRANSMEDIA NETWORK INC.



                                               By: /S/MELVIN CHASEN
                                               ------------------------------
                                               Melvin Chasen, President
                                               and Chief Executive Officer

Dated:  April 24, 1997

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

23.1           Consent of Independent Auditor

27             Financial Data Schedule