Form 10-K/A
period 1996-09-30
TRANSMEDIA NETWORK INC /DE/
filed 1997-05-06
CIK 78536

The following items were the
                                                   subject of a Form 12b-25 and
                                                   are included herein (Item 6,
                                                            Item 7 and Item 8).

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-3

(Mark One)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      September 30, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the transition period from to ________________

                          Commission file number 0-4028

                             TRANSMEDIA NETWORK INC.
                     --------------------------------------
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                     84-6028875
------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S Employer
incorporation or organization)                        Identification No.)

                 11900 BISCAYNE BOULEVARD, MIAMI, FLORIDA 33181
                -------------------------------------------------
               (Address of principal executive offices) (zip code)

                                  305-892-3300
                               -----------------
                         Registrant's telephone number,
                              including area code)

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

                     COMMON STOCK, PAR VALUE $.02 PER SHARE
                  --------------------------------------------
                                (Title of Class)

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

NEW ACCOUNTING PRONOUNCEMENTS

i.       Accounting for Stock-Based Compensation

         On October 23, 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation (FAS "123"). This Statement applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price. The Statement covers transactions with employees and nonemployees and is applicable to both public and nonpublic entities. Entities are allowed (1) to to continue to use the Accounting Principles Board Opinion No. 25 (APB 25"), or (2) to adopt the FAS 123 fair value based method. Once the method is adopted, an entity cannot change and the method selected applies to all of an entity's compensation plans and transactions. For entities not adopting the FAS 123 fair value based method, the disclosure requirements of FAS 123, including the pro forma information, are effective for financial statements for fiscal years beginning after December 15, 1995. The pro forma disclosure are to include all awards granted in fiscal years that begin after December 15, 1994. However, the disclosures, including the pro forma net income and earnings per share disclosures, for the fiscal year beginning after December 15, 1994 will not be included in that year's financial statements, but will be included in the following year-end financial statements if the first fiscal year is presented for comparative purposes. Management has determined that it will follow the accounting method for APB 25 for employees and that the effect of FAS 123 for non-employees is not significant. FAS 123 was adopted by the Company as of October 1, 1996.

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


RESULTS OF OPERATIONS (1996 VERSUS 1995)


Net sales for the fiscal year ended September 30, 1996 increased 16.7% to $68,600,122 as compared to $58,792,454 for the year ended September 30, 1995. The sales increase was due to an increased number of cardmembers and restaurants available to cardmembers. Approximately ninety percent (90%) of all restaurants listed in the directories published by the Company renew their contracts with the Company after the initial amount of rights to receive meal credits purchased by the Company is expended. In the second year of renewal, the Company renews approximately 80% of those restaurants continuing in business. After the second year, renewal rates drop sharply because the restaurants with the Company's help have become successful and no longer REQUIRE THE COMPANY'S FINANCIAL AND MARKETING RESOURCES, the Company chooses not to renew the restaurant or the restaurant has gone out of business. However, offsetting this drop is the fact that new restaurants start-up as old ones go out of business, providing the Company with new restaurant prospects. The Company believes that in no area where the Company operates is it close to restaurant or cardmember saturation. At September 30, 1996, the average Rights to Receive balance per Company restaurant participating was $9,220 versus $8,592 at September 30, 1995. Membership and renewal fee income increased to $6,833,013, of which $1,164,883 was initial fee income in 1996 from $4,207,368, of which $835,151 was initial fee income in 1995 as the result of an increased number of cardmembers, as well as renewals.


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

RESULTS OF OPERATIONS (1995 VERSUS 1994)


Net sales for the fiscal year ended September 30, 1995 increased 28.9% to $58,792,454, as compared to $45,605,656 for the year ended September 30, 1994. The sales increase was primarily due to an increased number of cardmembers and restaurants available to cardmembers. Approximately ninety percent (90%) of all restaurants listed in the directories published by the Company renew their contracts with the Company after the initial amount of Rights to Receive meal credits purchased by the Company is expended. In the second year of renewal, the Company renews approximately 80% of those restaurants continuing in business. After the second year, renewal rates drop sharply because the restaurants with the Company's help have become successful and no longer REQUIRE THE COMPANY'S FINANCIAL AND MARKETING RESOURCES, the Company chooses not to renew the restaurant or the restaurant has gone out of business. However, offsetting this drop is the fact that new restaurants start-up as old ones go out of business, providing the Company with new restaurant prospects. The Company believes that in no area where the Company operates is it close to restaurant or cardmember saturation. At September 30, 1995, the average Rights to Receive balance per Company restaurant participating was $8,592 versus $8,719 at September 30, 1994. Membership and renewal fee income increased to $4,207,368, of which $835,151 was initial fee income in 1995 from $2,769,618, of which $788,345 was initial fee income in 1994 as the result of an increased number of cardmembers, as well as renewals. In 1995 and 1994, the initial fee was waived 93% and 90% of the time, respectively. In April 1994 the Company ceased waiving renewal fees. In 1994 prior to April, the Company waived renewal fees 35% of the time. The renewal rate in 1995 and 1994 approximated 55% to 60%. Fee income is recognized into income over a twelve-month period beginning in the month the fee is received. Continuing franchise fee and royalty income increased to $2,633,031 in 1995 from $1,503,028 in 1994 as a result of the growth in the Company's franchisees and the start-up of the licensees in the United Kingdom and Australia. Commission income received by the company increased to $605,441 in 1995 from $405,054 in 1994. As a result of the growth in the overall elements of revenue, gross profits increased by $6,938,391 to $26,749,801 in 1995.

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



LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital increased to $36,952,479 at September 30, 1996 from $23,263,096 at September 30, 1995. The Company's rights-to-receive increased by $11,378,557 funded by an increase in the use of the Company's line of credit, which increased by $13,000,000 to $15,000,000 at September 30, 1996 and was subsequently refinanced in December 1996.


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


         In December 1996, the Company entered into a revolving securitization transaction to provide for additional liquidity, as well as a platform for future growth, at a cost of funds lower than had been historically available to it. The transaction structure, among other things, isolated the securitized rights-to-receive beyond the reach of the Company in the unlikely event of bankruptcy or receivership, thus enabling characterization of the transferred assets as a true sale at law and an "A" rating on the securities to be issued. The Company believed that the transaction also allowed for derecognition of the transferred rights-to-receive and treatment of the securitization as off-balance sheet financing under generally accepted accounting principles.


         On December 24, 1995, the Company made an initial transfer of $33 million of its rights-to-receive to a special purpose corporation ("SPC"), an indirect wholly owned subsidiary of the Company, as part of the revolving securitization. The rights-to-receive, which were sold to the SPC without recourse, were in turn transferred to a limited liability corporation (Issuer), which issued $33 million of fixed rate, five-year term securities in a private placement to various third party investors. In exchange for the rights-to-receive, which have a retail value of $66 million before cardmember discounts, the Company will receive approximately $32 million, after transactions costs, and a 1% equity interest in the Issuer. Future excess cash flows, expected to be generated from the securitized assets as the rights-to-receive are exchanged for meals by Company CARDMEMBERS, are to be remitted to the Company on a monthly basis as a return on capital from the Issuer. Excess cash flows are determined after payments of interest to noteholders and investors, as well as trustee and servicing fees. During the five-year revolving period, the Issuer will be responsible for ongoing purchase of rights-to-receive from the Company to ensure that the initial pool of $33 million is continually replenished. It is anticipated that the net revenue from securitized assets will be received in approximately the same amount and within the same time frame that such revenue would have been received had the secuitization not taken place.


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

         Assuming the December 24, 1996 securitization had been completed on September 30, 1996 and that part of the proceeds was used to pay off the Company's outstanding line-of-credit balance, the following pro-forma condensed balance sheet is presented:




                                                       September 30, 1996
                                                       ------------------
                                                  Original          Pro-Forma
                                                ------------       -----------

          Cash                                  $  3,603,409       $20,603,409
          Rights-to Receive
            Unrestricted                          37,525,957         4,525,957
            Securitized                                   --        33,000,000
          Other current assets                     4,545,339         4,545,339
                                                ------------       -----------
                    Total current assets          45,674,705        62,674,705
          Non-current assets                       8,839,550         9,839,550
                                                ------------       -----------
                    Total assets                 $54,515,255       $72,514,255
                                                 ===========        ===========
          Current liabilities                      8,722,226         8,722,226
          Line of credit                          15,000,000                --
          Secured non-recourse notes payable              --        33,000,000
          Other non-current liabilities            5,039,131         5,039,131
                                                ------------       -----------
                    Total liabilities             28,761,357        46,761,357
          Stockholders' equity                    25,752,898        25,752,898
                                                ------------       -----------
                    Total liabilities and
                   stockholders' equity          $54,514,255       $72,514,255
                                                 ===========       ===========

         On November 15, 1996, the Company entered into a purchase agreement with The Western Transmedia Company, Inc. ("Western"), a franchisee of the Company. Under the terms of the agreement, the Company reacquired the right to operate its business in California, Oregon, Washington and a portion of Nevada. In addition, the Company acquired Western's Rights to Receive, and its furniture, fixtures and equipment. The purchase price will approximate $7,750,00, of which $4,750,000 represents the cost of the franchise. Closing of the proposed transaction occurred in take place in January 1997.

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

         The Company believes that cash on hand at September 30, 1996, together with cash generated FROM operations plus cash received from the December 1996 securitization, (after paying off the Company's line of credit) will satisfy the Company's total need for cash during the 1997 fiscal year.


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

                          Analysis of Rights to Receive

                                               1996             1995             1994
---------------------------------------- ---------------- ----------------- ---------------
Rights to Receive, beginning of year       $26,147,400      $17,472,712       $ 9,968,102
---------------------------------------- ---------------- ----------------- ---------------
Purchase of Rights to Receive               59,179,978       50,295,531        39,419,189
---------------------------------------- ---------------- ----------------- ---------------
Write-offs of Rights to Receive             (2,654,863)      (2,132,350)       (1,442,633)
                                         ---------------- ----------------- ---------------
                                            82,672,515       65,635,893        47,944,658
---------------------------------------- ---------------- ----------------- ---------------
Cost of sales                               45,146,558       39,488,493        30,471,946
---------------------------------------- ================ ================= ===============
Rights to Receive, end of year             $37,525,957      $26,147,400       $17,472,712
                                         ---------------- ----------------- ---------------

         Management of the Company believes that continued increase in the number of restaurants which honor the Transmedia Card (and, therefore, increases in the inventory of Rights to Receive purchased) is essential to attract additional cardmembers, satisfy existing cardmembers and continue the Company's revenue growth. Further, management believes that the purchase of Rights to Receive can be funded generally from cash on hand, from operations and from funds made available from future securitizations.

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

                                             TRANSMEDIA NETWORK INC.



                                             By: /s/ MELVIN CHASEN
                                                -------------------------
                                             Melvin Chasen, President
                                             and Chief Executive Officer
Dated:  May 2, 1997