Form 10-Q/A
period 1996-12-31
TRANSMEDIA NETWORK INC /DE/
filed 1997-05-09
CIK 78536

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-Q/A

(Mark One)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                                    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _____DECEMBER 31, 1996_________________________

OR

[ ]                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number 0-4028

                             TRANSMEDIA NETWORK INC.
       -----------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                          84-6028875
       -------------------------------                       -----------------
       (State of other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                       Identification No.)

                 11900 BISCAYNE BOULEVARD, MIAMI, FLORIDA 33181
       -----------------------------------------------------------------------
               (Address of principal executive offices) (zip code)

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

                                    I N D E X

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES

PART  I. FINANCIAL INFORMATION                             PAGE NO.

Item 1.           Financial Statements:

                  Consolidated Balance Sheets --           3, 4
                  December 31, 1996 (unaudited)
                  and September 30, 1996 (audited)

                  Consolidated Statements of Income        5
                  Three months ended December 31,
                  1996 and 1995 (unaudited)

                  Consolidated Statements of Cash Flows--  6, 7
                  Three months ended December 31, 1996
                  and 1995 (unaudited)

                  Notes to Unaudited Consolidated          8, 9, 10
                  Financial Statements

Item 2.           Management's Discussion and Analysis     10, 11, 12
                  of Financial Condition and Results of
                  Operations


PART II. OTHER INFORMATION                                 12

SIGNATURE                                                  12

2 of 12


                             TRANSMEDIA NETWORK INC.
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1996 AND SEPTEMBER 30, 1996
                                 (in thousands)

                                                                        December 31,          *September 30,
                                                                            1996                      1996
                                                                            ----                      ----
                                                                        (unaudited)
ASSETS

Current assets:

          Cash and cash equivalents                                        $  13,410              $ 3,603
          Restricted cash                                                      2,584                   --
          Accounts receivable, net of
            allowance for doubtful accounts                                    4,670                2,617
          Rights-to-Receive:
            Unrestricted                                                       3,655               37,526
            Securitized and owned by Trust                                    31,527                   --
          Prepaid expenses and other current assets                              875                1,035
          Unamortized advertising costs                                          371                  343
          Income taxes receivable                                                807                  307
          Deferred income taxes                                                  243                  243
                                                                           ---------              -------

               Total current assets                                           58,142               45,674

Securities available for sale, at fair value                                   1,499                1,868

Restricted deposits and investment                                             1,980                   --

Property and equipment                                                         8,680                7,794
          Less accumulated depreciation                                        2,608                2,130
                                                                           ---------              -------
                                                                               6,072                5,664
                                                                           ---------              -------

Other assets                                                                   2,182                1,308
                                                                           ---------              -------

               Total assets                                                $  69,875             $ 54,514
                                                                           =========             ========

3 of 12


                             TRANSMEDIA NETWORK INC.
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1996 AND SEPTEMBER 30, 1996
                                 (in thousands)
                                   (continued)

                                                                December 31,            *September 30,
                                                                    1996                     1996
                                                                    ----                     ----
                                                                (unaudited)

LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities:
          Accounts payable - rights to receive                    $   2,653               $   4,785
          Accounts payable - reimbursable
            tax and tips                                                506                     485
          Accounts payable - other                                    2,568                   2,679
          Accrued expenses                                              496                     773
                                                                  ---------               ---------

               Total current liabilities                              6,223                   8,722

Secured non-recourse notes payable                                   33,000                      --
Line of credit                                                           --                  15,000
Deferred membership fee income                                                                4,103
Deferred income taxes                                                   796                     936
Other long-term liability                                               990                      --
                                                                  ---------               ---------

               Total liabilities                                     44,555                  28,761
                                                                  ---------               ---------

Stockholders' equity:
Preferred stock - par value $.10 per share;
     authorized 1,000,000 shares; none issued                            --                     --
Common stock - par value $.02 per share;
     authorized 20,000,000 shares; issued and
     outstanding: 10,126,926 shares at
     December 31, 1996 and September 30, 1996                           202                    202

Additional paid-in capital                                           10,547                 10,547
Unrealized gain on securities available
     for sale                                                           756                    985
Retained earnings                                                    13,815                 14,019
                                                                  ---------               ---------

               Total stockholders' equity                            25,320                 25,753
                                                                  ---------               ---------

Total liabilities and stockholders' equity                         $ 69,875               $ 54,514
                                                                  =========               =========

See notes to consolidated financial statements

*The balance sheet at September 30, 1996 is derived from the registrant's audited consoldiated financial statements.

4 of 12

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (Unaudited)
                     (in thousands, except income per share)

                                                                        Three Months Ended
                                                                           December 31,

                                                                       1996                    1995
                                                                       ----                    ----
Operating revenue:
     Sale of rights-to-receive:
          Owned by Company                                         $ 19,123                $ 20,668
          Owned by Trust                                              3,558
                                                                   --------                --------

               Gross sales                                           22,681                  20,668

          Cost of sales                                              12,976                  11,350
          Cardmember discounts                                        5,234                   5,193
                                                                   --------                --------

     Net revenues from rights-to-receive                              4,471                   4,125
     Membership and renewal fee income                                1,943                   1,437
     Franchise fee income                                               460                     404
     Commission income                                                  103                     153
                                                                   --------                --------

               Total operating revenues                               6,977                   6,119

Operating expenses:
     Selling, general & administrative expenses                       5,541                   4,258
     Cardmember acquisition expenses                                  1,440                     571
                                                                   --------                --------

               Total operating expenses                               6,981                   4,829
                                                                   --------                --------

                    Operating income (loss)                              (4)                  1,290

Other income (expense):
     Interest and other income                                           51                      43
     Interest expense                                                  (377)                    (74)
                                                                   --------                --------

                    Income (loss) before taxes                         (330)                  1,259

Income tax provision (benefit)                                         (126)                    478
                                                                   --------                --------

                    Net income (loss)                             $    (204)               $    781
                                                                   ========                ========

Income (loss) per common and common
  equivalent share:
                    Primary and fully diluted                     $   (0.02)               $   0.08
                                                                   ========                ========

Weighted average number of common and
 common equivalent shares outstanding:
                    Primary and fully diluted                        10,272                  10,343
                                                                   ========                ========

See notes to consolidated financial statements
5 of 12


                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (Unaudited)
                                 (in thousands)

                                                                                  1996               1995
                                                                                  ----               ----
Cash flows from operating activities:

          Net income (loss)                                                       (204)               781

          Adjustments to reconcile net income (loss)
          to net cash provided by
          (used in) operating activities:
               Depreciation and amortization                                       480                269

          Increase (decrease) from changes in:
               Accounts receivable                                              (2,054)              (591)
               Rights-to-receive                                                 2,344             (1,556)
               Income taxes receivable                                            (499)                --
               Prepaid expenses                                                    160                 (3)
               Unamortized  advertising costs                                      (28)               (51)
               Other assets                                                        144                 (7)
               Accounts payable - Rights to receive                             (2,132)            (1,346)
               Accounts payable - reimbursable
                 tax and tips                                                       21                124
               Accounts payable - other                                           (111)              (187)
               Income taxes payable                                                 --                227
               Accrued expenses                                                    (75)              (268)
               Deferred membership income                                         (557)               278
                                                                                ------             ------

                    Net cash provided by (used in) operating activities         (2,511)            (2,330)
                                                                                ------             ------

Cash flows from investing activities:

               Increase in restricted deposits and investments                    (990)                --
               Additions to property and equipment                                (886)              (748)
                                                                                ------             ------

                    Net cash used in investing activities                       (1,876)              (748)
                                                                                ------             ------
                                                                                               (Continued)

6 of 12

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                 (in thousands)
                                   (Continued)

                                                                                  1996               1995
                                                                                  ----               ----

Cash flows from financing activities:

          Issuance of secured non-recourse notes,
            net of costs amounting to $1,022                                  31,978                  --
          Net borrowings (repayments) on note payable
            bank under revolving line of credit                              (15,000)              2,500
          Increase in restricted cash                                         (2,583)                 --
          Dividends paid                                                        (201)               (201)
          Conversion of warrants and options for
            common stock, net of tax benefits                                     --                   5
                                                                             -------               -----
          Net cash provided by financing activities                           14,194               2,304
                                                                             -------               -----

          Net increase (decrease) in cash and
            cash equivalents                                                   9,807                (774)

Cash and cash equivalents at beginning of period                               3,603               2,270
                                                                             -------               -----

Cash and cash equivalents at end of period                                    13,410               1,496
                                                                             =======               =====

Supplemental disclosure of cash flow information:

          Cash paid during the periods for:

               Interest                                                          432                  57
                                                                             =======               =====
               Income taxes                                                      374                  69
                                                                             =======               =====

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

         Cost of sales is comprised of the cost of sales of rights-to-receive sold, rights-to-receive loss expenses and processing fees.

         Certain prior year amounts have been reclassified with the current presentation.

2.       Sale of Rights-to-Receive

         On December 24, 1996, the Company made an initial transfer of $33 million of its rights-to-receive to a special purpose corporation ("SPC"), an indirect wholly owned subsidiary, as part of a revolving securitization. The rights-to-receive, which were sold to the SPC without recourse, were in turn transferred to a limited liability corporation ("Issuer"), which issued $33 million of fixed rate securities in a private placement to various third party investors.

         In exchange for the rights-to-receive, which have a retail value of approximately $66 million before cardmember discounts, the Company will receive approximately $32 million, after transaction costs, and a 1% equity interest in the Issuer. Future excess cash flows, expected to be generated from the securitized assets as the rights-to-receive are exchanged for meals by Company cardholders, are to be remitted to the Company on a monthly basis as a return on capital from the Issuer. Excess cash flows are determined after payments of interest to noteholders and investors, as well as trustee and servicing fees. It is anticipated that the net revenue from securitized assets will be received in

8 of 12
approximately the same amount and within the same time frame that such revenue would have been received had the securitization not taken place.

         The private placement certificates have a five-year term before amortization of principal and have an interest rate of 7.4%. During this revolving period, the Issuer is responsible for the ongoing purchase of rights-to-receive from the Company to ensure that the initial pool of $33 million is continually replenished as the rights-to-receive are utilized by cardholders. It is anticipated that replenishment of rights-to-receive will provide for a continuous stream of additional net revenue throughout the period.

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

         In March of 1997, the Company was advised by the SEC staff that while the transfers of assets may be a true sale under applicable legal principles, the second transfer of assets from the SPC to the Issuer should not be characterized as a sale under applicable generally accepted accounting principles, thus precluding the derecognition of the rights-to-receive and resulting in the presentation of the transaction as secured non-recourse financing on the consolidated balance sheet of the Company.

3.       Line of Credit

         The Company formerly maintained a $20 million line of credit. As a result of the sale of rights-to-receive described in Note 2 above, the outstanding obligation under the line of credit was refinanced and the credit facility was terminated on December 24, 1996.

4.       Purchase of Franchise

         On November 15, 1996, the Company entered into a purchase agreement with The Western Transmedia Company, Inc. ("Western"), a franchisee of the Company. Under the terms of the agreement, the Company reacquired the right to operate its business in California, Oregon, Washington and a portion of Nevada. In addition, the Company acquired Western's rights-to-receive, its furniture, fixtures and equipment. The transaction closed on January 2, 1997. The purchase price was approximately $7,454,000, of which $4,750,000 represented the cost of the franchise.

9 of 12

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

         Fully diluted earnings (loss) per share were computed using the weighted average number of common and common equivalent shares outstanding in the periods, assuming exercise of options and warrants calculated under the treasury stock method, based on average stock market prices in the periods.

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

         On December 24, 1996, the Company made an initial transfer of $33 million of its rights-to-receive to a special purpose corporation ("SPC"), an indirect wholly owned subsidiary of the Company, as part of the revolving securitization. The rights-to-receive, which were sold to the SPC without recourse, were in turn transferred to a limited liability corporation (Issuer), which issued $33 million of 7.4% fixed rate, five-year term securities in a private placement to various third party investors. In exchange for the rights-to-receive, which have a retail value of $66 million before cardmember discounts, the Company will receive approximately $32 million, after transaction costs, and a one percent equity interest in the Issuer. Future excess cash flows, expected to be generated from the securitized assets as the rights-to-receive are exchanged for meals by Company cardholders, are to be remitted to the Company on a monthly basis as a return on capital from the Issuer. Excess cash flows are determined after payments of interest to noteholders and investors, as well as trustee and servicing fees. During the five-year revolving period, the Issuer will be responsible for ongoing purchase of rights-to-receive

10 of 12
from the Company to ensure that the initial pool of $33 million is continually replenished. It is anticipated that the net revenue from securitzed assets will be received in approximately the same amount and within the same time frame that such revenue would have been received had the securitization not taken place.

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

         Sales of rights-to-receive for the three months ended December 31, 1996 were $22,681,000, a 9.6 percent increase over the sales in the 1995 comparative period.

         Cardmember discounts as a percentage of gross sales declined to 23% from 25% in the comparable prior period reflecting the growth of new membership in the 20% discount category.

         Membership and renewal fee income increased by $506,000, or 35.2% to $1,943,000 in the three months ended December 31, 1996, compared with the prior year, principally because of an increase in renewal fees. Continuing franchise fee and royalty fee income increased by 13.9% in the current year to $460,000.

         Selling, general and administrative expenses for the three months ended December 31, 1996 increased by $1,283,000, compared with the prior year and represented an increase of 30.1%. Expenses contributing to the increase in the current period included costs associated with operating new areas started up since the first quarter of last year. These areas include Denver and Phoenix. Other components of selling, general and administrative expense that had anticipated increases as a result of the Company's growth, included postage and mailings, depreciation and salaries.

         In the three month period ended December 31, 1996, cardmember acquisition expenses were $1,440,000, versus $571,000 in the prior year. Included in cardmember acquisition expenses was the amortization of deferred advertising costs amounting to $241,000 in 1996 and $274,000 in 1995. Costs capitalized in the respective 1996 and 1995 quarterly periods were $269,000 and $325,000, respectively.

         The loss before tax benefit was $330,000 in the three months ended December 31, 1996, compared with income before income taxes of $1,290,000 in the 1995 comparable period.

         The net loss for the three months ended December 31, 1996 was $204,000 or a loss of 2 cents per share, compared with net income of $781,000 or a gain of 8 cents per share in the comparable period of the prior year.

11 of 12

b.       Liquidity and Capital Resources

         The Company's cash and cash equivalents amounted to $13,410,000 at December 31, 1996. The Company paid $7,454,000 in January 1997 to buy out one of its franchisees as reported in Note 4 to the Consolidated Financial Statements. The Company believes that cash on hand, plus cash generated from operations, will meet the Company's cash requirements for the 1997 fiscal year. The Company is also presently in negotiations for a replacement line of credit.

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

                                                      TRANSMEDIA NETWORK INC.
                                                            (Registrant)

May 9, 1997                             /S/MELVIN CHASEN
                                        --------------------------------
                                        Melvin Chasen, President
                                        and Chief Executive Officer

12 of 12

                               INDEX TO EXHIBITS

                                                         SEQUENTIALLY
EXHIBIT                                                    NUMBERED
NUMBER         DESCRIPTION                                    PAGE
------         -----------                                    ----

27             Financial Data Schedule