Form 10-Q/A
period 1996-12-31
TRANSMEDIA NETWORK INC /DE/
filed 1997-05-12
CIK 78536

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-Q/A
                               (AMENDMENT NO. 2)

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

                                                               Yes [X]  No [  ]

The number of shares outstanding of the issuer's Common Stock, $.02 par value, as of January 31, 1997: 10,126,926


                             TRANSMEDIA NETWORK INC.
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1996 AND SEPTEMBER 30, 1996
                                 (in thousands)
                                   (continued)

                                                                December 31,            *September 30,
                                                                    1996                     1996
                                                                    ----                     ----
                                                                (unaudited)

LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities:
          Accounts payable - rights to receive                    $   2,653               $   4,785
          Accounts payable - reimbursable
            tax and tips                                                506                     485
          Accounts payable - other                                    2,568                   2,679
          Accrued expenses                                              496                     773
                                                                  ---------               ---------

               Total current liabilities                              6,223                   8,722

Secured non-recourse notes payable                                   33,000                      --
Line of credit                                                           --                  15,000
Deferred membership fee income                                        3,546                   4,103
Deferred income taxes                                                   796                     936
Other long-term liability                                               990                      --
                                                                  ---------               ---------

               Total liabilities                                     44,555                  28,761
                                                                  ---------               ---------

Stockholders' equity:
Preferred stock - par value $.10 per share;
     authorized 1,000,000 shares; none issued                            --                     --
Common stock - par value $.02 per share;
     authorized 20,000,000 shares; issued and
     outstanding: 10,126,926 shares at
     December 31, 1996 and September 30, 1996                           202                    202

Additional paid-in capital                                           10,547                 10,547
Unrealized gain on securities available
     for sale                                                           756                    985
Retained earnings                                                    13,815                 14,019
                                                                  ---------               ---------

               Total stockholders' equity                            25,320                 25,753
                                                                  ---------               ---------

Total liabilities and stockholders' equity                         $ 69,875               $ 54,514
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

                                                      TRANSMEDIA NETWORK INC.
                                                            (Registrant)

May 12, 1997                            /S/MELVIN CHASEN
                                        --------------------------------
                                        Melvin Chasen, President
                                        and Chief Executive Officer

12 of 12