Form 10-Q
period 1997-03-31
TRANSMEDIA NETWORK INC /DE/
filed 1997-05-14
CIK 78536

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                MARCH 31, 1997
                               -------------------------------------------------

OR

[ ]                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number 0-4028

                             TRANSMEDIA NETWORK INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                       84-6028875
    --------------------------------                 ---------------------------
     (State of other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                     Identification No.)

  11900 BISCAYNE BOULEVARD, MIAMI, FLORIDA                      33181
  ------------------------------------------------------------------------------
 (Address of principal executive offices)                      (zip code)

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

                                                        Yes [X]  No [ ]

The number of shares outstanding of the issuer's Common Stock, $.02 par value, as of April 30, 1997: 10,189,956

                                    I N D E X

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES

PART  I. FINANCIAL INFORMATION                                     PAGE NO.
------------------------------

Item 1.           Financial Statements:

                  Consolidated Balance Sheets --                     3, 4
                  March 31, 1997 (unaudited)
                  and September 30, 1996 (audited)

                  Consolidated Statements of Income                  5
                  Three and six months ended March 31,
                  1997 and 1996 (unaudited)

                  Consolidated Statements of Cash Flows--            6, 7
                  Six months ended March 31, 1997
                  and 1996 (unaudited)

                  Notes to Unaudited Consolidated                    8, 9, 10
                  Financial Statements

Item 2.           Management's Discussion and Analysis               10, 11, 12
                  of Financial Condition and Results of
                  Operations


PART II. OTHER INFORMATION                                           12

SIGNATURE                                                            13



2 of 13


                             TRANSMEDIA NETWORK INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND SEPTEMBER 30, 1996
                                 (in thousands)

                                                                          March 31,              *September 30,
                                                                            1997                      1996
                                                                            ----                      ----
                                                                        (unaudited)
ASSETS

Current assets:
          Cash and cash equivalents                                       $    6,313             $ 3,603
          Restricted cash                                                      2,928                  --
          Accounts receivable, net                                             2,987               2,617
          Rights-to-Receive:
            Unrestricted                                                       4,721              37,526
            Securitized and owned by Trust                                    33,232                  --
          Prepaid expenses and other current assets                            3,357               1,928
                                                                          ----------            --------

               Total current assets                                           53,538              45,674

Securities available for sale, at fair value                                   1,031               1,868

Restricted deposits and investment                                             1,980

                                                                                                      --

Property and equipment                                                         9,790               7,794
          Less accumulated depreciation                                        3,165               2,130
                                                                          ----------            --------
                                                                               6,625               5,664
                                                                          ----------            --------

Excess of cost over net assets acquired and
  other intangible assets                                                      4,954
                                                                                                      14

Other assets                                                                   2,289               1,294
                                                                          ----------            --------

               Total assets                                               $   70,417            $ 54,514
                                                                          ==========            ========



3 of 13

                             TRANSMEDIA NETWORK INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND SEPTEMBER 30, 1996
                                 (in thousands)
                                   (continued)

                                                                   March 31,               *September 30,
                                                                    1997                         1996
                                                                    ----                         ----
                                                                  (unaudited)
LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities:
          Accounts payable - rights to receive                    $    4,608                $   4,785
          Accounts payable - reimbursable
            tax and tips                                                 406                      485
          Accounts payable - other                                     2,478                    2,679
          Accrued expenses                                               813                      773
                                                                    --------                 --------

               Total current liabilities                               8,305                    8,722

Secured non-recourse notes payable                                    33,000                      --

Line of credit                                                           --                    15,000

Deferred membership fee income                                         3,112                    4,103


Other long-term liabilities                                            1,608                      936
                                                                   ---------                 --------

               Total liabilities                                      46,025                   28,761
                                                                   ---------                 --------
Stockholders' equity:
Preferred stock - par value $.10 per share;
     authorized 1,000,000 shares; none issued                             --                       --
Common stock - par value $.02 per share;
     authorized 20,000,000 shares; issued
     and outstanding: 10,189,956 at March 31,
     1997 and 10,126,926 at September 30, 1996                           204                      202

Additional paid-in capital                                            10,698                   10,547
Unrealized gain on securities available
     for sale                                                            466                      985
Retained earnings                                                     13,024                   14,019
                                                                  ----------                 --------

               Total stockholders' equity                             24,392                   25,753
                                                                  ----------                 --------

               Total liabilities and stockholders' equity         $   70,417                 $ 54,514
                                                                  ==========                 ========

See notes to consolidated financial statements

*The balance sheet at September 30, 1996 is derived from the registrant's audited consoldiated financial statements


4 of 13


                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)
                     (in thousands, except income per share)

                                                       Three Months Ended                 Six Months Ended
                                                             March 31,                        March 31,
                                                       1997         1996                  1997        1996
                                                       ----         ----                  ----        ----
Operating revenue:
     Sale of rights-to-receive:
          Owned by Company                              $    2,664    $ 22,743         $ 21,787     $ 43,411
          Owned by Trust                                    23,809          --           27,367           --
                                                        ----------   ---------        ---------     --------

               Gross sales                                  26,473      22,743           49,154       43,411

          Cost of sales                                     15,410      12,459           28,386       23,809
          Cardmember discounts                               6,056       5,367           11,290       10,560
                                                        ----------   ---------        ---------     --------

     Net revenues from rights-to-receive                     5,007       4,917            9,478        9,042

     Membership and renewal fee income                       1,855       1,597            3,798        3,034
     Franchise fee income                                      316         361              776          765
     Commission income                                         105         133              208          286
                                                         ---------   ---------        ---------     --------
               Total operating revenues                      7,283       7,008           14,260       13,127
                                                         ---------   ---------        ---------     --------


Operating expenses:

     Selling, general & administrative expenses              6,478       4,618           12,019        8,876
     Cardmember acquisition expenses                         1,076       1,561            2,516        2,132
                                                         ---------   ---------        ---------      -------

               Total operating expenses                      7,554       6,179           14,535       11,008
                                                         ---------   ---------        ---------      -------

                    Operating income (loss)                   (271)        829             (275)       2,119


Other income (expense):
     Interest and other income                                 152          66              203          109
     Interest and other expense                               (826)       (150)          (1,203)        (224)
                                                        ----------   ---------        ---------      -------


                    Income (loss) before taxes                (945)        745           (1,275)       2,004


Income tax provision (benefit)                                (358)        283             (484)         761
                                                        ----------   ---------        ---------      -------



                    Net income (loss)                   $     (587)  $     462        $    (791)     $ 1,243
                                                        ==========   =========        =========      =======

Income (loss) per common and common equivalent share:
                    Primary and fully diluted           $    (0.06)  $    0.05        $   (0.08)   $    0.12
                                                        ==========   =========        =========    =========

Weighted average number of common and
 common equivalent shares outstanding:
                    Primary and fully diluted               10,222      10,297           10,206       10,318
                                                        ==========   =========        =========     ========

See notes to consolidated financial statements


5 of 13


                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)
                                 (in thousands)

                                                                                           1997               1996
                                                                                           ----               ----
Cash flows from operating activities:

          Net income (loss)                                                          $    (791)          $    1,242
          Adjustments to reconcile net income (loss) to net cash used in operating activities:
               Depreciation and amortization                                              1,112                 538
               Provision for rights-to-receive losses                                     2,121                 806


          Increase (decrease) from changes in:
               Accounts receivable                                                         (371)             (1,321)
               Rights-to-receive                                                         (2,548)             (3,976)
               Prepaid expenses and other current assets                                 (1,428)               (707)
               Other assets                                                                  25                  (8)
               Accounts payable - Rights to receive                                        (176)             (1,934)
               Accounts payable - reimbursable
                 tax and tips                                                               (79)                198
               Accounts payable - other                                                    (201)                203
               Income taxes payable                                                           -                 (23)
               Accrued expenses                                                              37                 (61)
               Deferred membership income                                                  (990)                240
                                                                                        -------             -------

                    Net cash used in operating activities                                (3,289)             (4,803)
                                                                                        -------             -------
Cash flows from investing activities:

          Additions to property and equipment                                            (1,996)             (1,399)
          Excess of cost over net asset acquired and
            intangible assets                                                            (5,017)                --
          Increase in restricted deposits and investments

                                                                                           (990)                --
                                                                                       --------            --------
                    Net cash used in investing activities                                (8,003)             (1,399)
                                                                                       --------            --------



                                                                    (Continued)

6 of 13

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (in thousands)
                                   (Continued)

                                                                             1997                 1996
                                                                             ----                 ----

Cash flows from financing activities

          Proceeds from issuance of secured
            non-recourse notes                                               $ 31,978                 --
          Net borrowings (repayments) on note payable
            bank under revolving line of credit                               (15,000)          $  6,000
          Increase in restricted cash                                          (2,928)                --
          Dividends paid                                                         (201)              (201)
          Conversion of warrants and options for
            common stock, net of tax benefits                                     153                  4
                                                                            ---------         ----------

                    Net cash provided by financing activities                  14,002              5,803
                                                                            ---------         ----------

                    Net increase (decrease) in cash and
                      cash equivalents                                          2,710               (399)

Cash and cash equivalents at beginning of period                                3,603              2,270
                                                                           ----------         ----------

Cash and cash equivalents at end of period                                 $    6,313          $   1,871
                                                                           ==========         ==========


Supplemental disclosure of cash flow information:

          Cash paid during the periods for:

               Interest                                                    $    1,061          $     164
                                                                           ==========         ==========

               Income taxes                                                $      978          $     840
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

         The information presented in each of the included unaudited consolidated financial statements, in the opinion of management, reflects all adjustments necessary to a fair statement of the results for all interim periods. The results for the three month and six-month periods ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

         Cost of sales is composed of the cost of rights-to-receive sold, provision for rights-to-receive losses and processing fees.

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

         In exchange for the rights-to-receive, which have a retail value of approximately $66 million before cardmember discounts, the Company received approximately $32 million, after transaction costs, and a 1% equity interest in the Issuer. Future excess cash flows, expected to be generated from the securitized assets as the rights-to-receive are exchanged for meals by Company cardmembers, are to be remitted to the Company on a monthly basis as a return on capital from the Issuer. Excess cash flows are determined after payments of interest to noteholders and investors, as well as trustee and servicing fees. It is anticipated that the net revenue from securitized assets will be received in approximately the same amount and within the same time frame that such revenue would have been received had the securitization not taken place. Rights-to-receive currently held by the Issuer, as well as cash and certain deposits restricted under the securitization agreement, have been separately depicted in the consolidated balance sheet.

8 of 13

         The private placement certificates have a five-year term before amortization of principal and have an interest rate of 7.4%. During this revolving period, the Issuer is responsible for the ongoing purchase of rights-to-receive from the Company to ensure that the initial pool of $33 million is continually replenished as the rights-to-receive are utilized by cardmembers. It is anticipated that replenishment of rights-to-receive will provide for a continuous stream of additional net revenue throughout the period.

         The Company's intention in executing the revolving securitization transaction was to provide current liquidity, as well as a platform for future growth, at a cost of funds lower than has been historically available to the Company. This was accomplished by, among other things, isolating the rights-to-receive beyond the reach of the Company or its creditors in the unlikely event of bankruptcy or other receivership through a transfer of assets that constitutes a true sale at law. It was also the Company's belief that the structure of the transaction provided for derecognition of the rights-to-receive and treatment of the securitization as off-balance sheet financing under generally accepted accounting principles.

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

4.       Purchase of Franchise

         On November 15, 1996, the Company entered into a purchase agreement with The Western Transmedia Company, Inc. ("Western"), a franchisee of the Company. Under the terms of the agreement, the Company reacquired for cash the right to operate its business in California, Oregon, Washington and a portion of Nevada, Western's rights-to-receive and its furniture, fixtures and equipment, as well as the assumption of certain obligations. The transaction closed on January 2, 1997. The purchase price was approximately $7,454, of which $4,750 represented the cost of the franchise.

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

9 of 13

         Fully diluted earnings (loss) per share were computed using the weighted average number of common and common equivalent shares outstanding in the periods, assuming exercise of options and warrants calculated under the treasury stock method, based on average stock market prices at the end of the periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

a. Results of operations - Comparison of three months and six months ended March 31, 1997 and 1996

         Sales of rights-to-receive for the three and six-month periods ended March 31, 1997 were $26,473,000 and $49,154,000, which represented increases of 16.4% and 13.2%, respectively, over the comparable periods in the prior year, principally resulting from the increase in cardmembers. If the $2,677,000 in sales recorded in California, subsequent to the franchised territory's repurchase by the Company on January 2, 1997, were not included, the year-to-year increases would have been 4.6% and 7.1%.

         Cardmember discounts as a percentage of sales declined to 22.9% and 23.0%, respectively, in the 1997 three and six-month periods from 23.6% and 24.3% in the 1996 comparable periods reflecting the growth of new memberships in the 20% discount category.

         Provision for rights-to-receive losses, which are included in cost of sales, amounted to $1,382,000 and $2,121,000 for the three and six-month periods ended March 31, 1997, compared to $385,000 and $806,000 in the prior year periods.

         Membership and renewal fee income increased by $258,000 and $764,000 or 16.2% and 25.2%, respectively, in the three and six-month periods ended March 31, 1997, compared with the prior year, principally because of an increase in renewal fees, which more than offset the reduction in initial fees as the Company continued to emphasize the issuance of 20% discount, no fee memberships. Continuing franchise fee income decreased by 12.5% to $316,000 in the three-month period ended March 31, 1997, compared with the prior year period because of the repurchase of the formerly franchised California territory on January 2, 1997. In the comparable six-month periods, continuing franchise income increased by 1.4%.

         Selling, general and administrative expenses for the three months and six months ended March 31, 1997 increased by $1,860,000 and 3,143,000, compared with the prior year periods and represented increases of 40.3% and 35.4%, respectively. Expenses contributing to the increase in the current periods included operating costs in new areas started up or acquired since the second quarter of last year. These areas include California, Denver and Phoenix. Other components of selling, general and administrative expense that had anticipated increases as a result of the Company's growth, included postage and mailings, principally associated with servicing the growing cardmember base, depreciation and salaries.

10 of 13

         In the three and six-month periods ended March 31, 1997, cardmember acquisition expenses were $1,076,000 and $2,516,000, versus $1,561,000 and $2,132,000 in the prior year's comparable periods. The decrease in cardmember acquisition expenses reflects the Company's strategy to minimize the use of more expensive membership campaigns that require upfront spending. Included in cardmember acquisition expenses was the amortization of previously capitalized advertising costs amounting to $180,000 and $421,000 in the 1997 periods versus $310,000 and $584,000 in the 1996 comparable periods. Costs capitalized in the 1997 periods were $68,000 and $337,000 versus $339,000 and $665,000 in 1996.

         Interest and other expense increased to $826,000 and $1,203,000 in the 1997 three and six-month periods from $150,000 and $224,000 in the comparable 1996 periods as a result of the increased level of debt in the current year. Also included in the 1997 expense was $89,000 associated with the repurchase of the Company's California franchise in January 1997.

         The loss before tax benefit was $945,000 and $1,275,000 in the three and six months ended March 31, 1997, compared with income before income taxes of $745,000 and $2,004,000 in the 1996 comparable periods.

         The net loss for the three and six months ended March 31, 1997 was $587,000 and $791,000, or losses of 6 cents and 8 cents per share, compared with net income of $462,000 and $1,243,000, or earnings of 5 cents and 12 cents per share in the prior year comparable periods.

b.       Liquidity and Capital Resources

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

         On December 24, 1996, the Company made an initial transfer of $33 million of its rights-to-receive to a special purpose corporation ("SPC"), an indirect wholly owned subsidiary of the Company, as part of the revolving securitization. The rights-to-receive, which were sold to the SPC without recourse, were in turn transferred to a limited liability corporation (Issuer), which issued $33 million of 7.4% fixed rate, five-year term securities in a private placement to various third party investors. In exchange for the rights-to-receive, which have a retail value of $66 million before cardmember discounts, the Company received approximately $32 million, after transaction costs, and a one percent equity interest in the Issuer. Future excess cash flows, expected to be generated from the securitized assets as the rights-to-receive are exchanged for meals by Company cardmembers, are to be remitted to the Company on a monthly basis as a return on capital from the Issuer. Excess cash flows are determined after payments of interest to

11 of 13
noteholders and investors, as well as trustee and servicing fees. During the five-year revolving period, the Issuer will be responsible for ongoing purchase of rights-to-receive from the Company to ensure that the initial pool of $33 million is continually replenished. It is anticipated that the net revenue from securitized assets will be received in approximately the same amount and within the same time frame that such revenue would have been received had the securitization not taken place.

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

         The Company's cash and cash equivalents amounted to $6,313,000 at March 31, 1997. The Company paid $7,454,000 in January 1997 to buy out one of its franchisees as reported in Note 4 to the Consolidated Financial Statements. The Company believes that cash on hand, plus cash generated from operations, will meet the Company's cash requirements for the 1997 fiscal year. The Company is also presently in negotiations for a replacement line of credit.

                           PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5

         Items 1, 2, 3, 4 and 5 of Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 6

         Exhibits and reports on Form 8K

                  (a)      Exhibits

                           Exhibit 27 - Financial Data Schedule

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

                                           TRANSMEDIA NETWORK INC.
                                                (Registrant)

May 14, 1997                               /S/STEPHEN E. LERCH
                                           ---------------------------------
                                           Stephen E. Lerch
                                           Executive Vice President
                                           and Chief Executive Officer

13 of 13

                                 EXHIBIT INDEX

EXHIBIT       DESCRIPTION
-------       -----------

27            Financial Data Schedule