Form 10-Q
period 1997-06-30
TRANSMEDIA NETWORK INC /DE/
filed 1997-08-07
CIK 78536

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      JUNE 30, 1997
                               -----------------------
OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number 0-4028

                             TRANSMEDIA NETWORK INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                     84-6028875
          ---------------                                --------------
   (State of other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)

                 11900 BISCAYNE BOULEVARD, MIAMI, FLORIDA 33181
               -----------------------------------------------------
                (Address of principal executive offices) (zip code)

                                  305-892-3300
                       ---------------------------------
                         (Registrant's telephone number,
                               including area code)

Indicate by (X) whether the registrant (1) has filed all reports required to be filed by

Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes [X]  No [  ]

The number of shares outstanding of the issuer's Common Stock, $.02 par value, as of July 30, 1997: 10,189,956

                                    I N D E X

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES

PART  I.          FINANCIAL INFORMATION                                PAGE NO.

Item 1.           Financial Statements:

                  Consolidated Balance Sheets --                         3, 4
                  June 30, 1997 (unaudited)
                  and September 30, 1996 (audited)

                  Consolidated Statements of Income                      5
                  Three and nine months ended June 30,
                  1997 and 1996 (unaudited)

                  Consolidated Statements of Cash Flows--                6, 7
                  Nine months ended June 30, 1997
                  and 1996 (unaudited)

                  Notes to Unaudited Consolidated                        8-10
                  Financial Statements

Item 2.           Management's Discussion and Analysis                   10-13
                  of Financial Condition and Results of
                  Operations

PART II.          OTHER INFORMATION                                      13

SIGNATURE                                                                14


2 of 14


                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND SEPTEMBER 30, 1996
                                 (in thousands)

                                                                    June 30,                *September 30,
                                                                      1997                         1996
                                                                  -----------               --------------
                                                                  (unaudited)
ASSETS

Current assets:
          Cash and cash equivalents                                  $    4,721               $   3,603
          Restricted cash                                                 3,035                      --
          Receivables, net                                                2,585                   2,617
          Rights-to-receive
             Unrestricted                                                 4,611                  37,526
             Securitized and owned by Trust                              34,342                      --
          Prepaid expenses and other current assets                       3,029                   1,928
                                                                     ----------              ----------

               Total current assets                                      52,323                  45,674

Securities available for sale, at fair value                              1,348                   1,868

Restricted deposits and investment                                        1,980                      --

Property and equipment                                                   10,492                   7,794
          Less accumulated depreciation                                   3,665                   2,130
                                                                    -----------              ----------
                                                                          6,827                   5,664
                                                                    -----------              ----------

Excess of cost over net assets acquired and
  other intangible assets                                                 4,879                      14

Other assets                                                              2,416                   1,294
                                                                    -----------              ----------

               Total assets                                          $   69,773                $ 54,514
                                                                    ===========              ==========


3 of 14



                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND SEPTEMBER 30, 1996
                                 (in thousands)
                                  (continued)

                                                                           June 30,                *September 30,
                                                                             1997                         1996
                                                                          -----------              --------------
                                                                          (unaudited)
LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities:
          Accounts payable - rights-to-receive                              $   4,007                $   4,785
          Accounts payable - reimbursable
            tax and tips                                                          437                      485
          Accounts payable - other                                              2,647                    2,679
          Accrued expenses                                                        568                      773
                                                                            ---------               ----------

               Total current liabilities                                        7,659                    8,722

Secured non-recourse notes payable                                             33,000                       --

Line of credit                                                                     --                   15,000

Deferred membership fee income                                                  2,612                    4,103

Other long-term liabilities                                                     1,729                      936

                                                                            ---------              -----------
              Total liabilities                                                45,000                   28,761
                                                                            ---------              -----------

Stockholders' equity:
Preferred stock - par value $.10 per share;
     authorized 1,000,000 shares; none issued                                      --                       --
Common stock - par value $.02 per share;
     authorized 20,000,000 shares; issued
     and outstanding: 10,189,956 at June 30, 1997
     and 10,126,926 at September 30, 1996                                         204                      202

Additional paid-in capital                                                     10,698                   10,547
Unrealized gain on securities available
     for sale                                                                     662                      985
Retained earnings                                                              13,209                   14,019
                                                                            ---------               ----------

               Total stockholders' equity                                      24,773                   25,753
                                                                            ---------               ----------

               Total liabilitites and stockholders' equity                   $ 69,773                 $ 54,514
                                                                            =========               ==========

See notes to consolidated financial statements
*The balance sheet at September 30, 1996 is derived from the registrant's audited consolidated financial statements.

4 of 14

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)
                     (in thousands, except income per share)

                                                       Three Months Ended             Nine Months Ended
                                                            June 30,                       June 30,
                                                        1997        1996              1997         1996
                                                        ----        ----              ----         ----
Operating revenue:
     Sale of rights-to-receive
          Owned by Company                             $     522    $ 23,271          $ 22,309     $ 66,682
          Owned by Trust                                  25,118          --            52,485           --
                                                     ----------- -----------        ----------     --------

               Gross sales                                25,640      23,271            74,794       66,682

          Cost of sales                                   14,433      12,707            42,819       36,516
          Cardmember discounts                             5,797       5,464            17,087       16,024
                                                     ----------- -----------        ----------     --------

     Net revenues from rights-to-receive                   5,410       5,100            14,888       14,142

     Membership and renewal fee income                     1,878       1,642             5,676        4,676
     Franchise fee income                                    312         560             1,088        1,325
     Commission income                                       102          82               310          368
                                                     ----------- -----------        ----------     --------

               Total operating revenues                    7,702       7,384            21,962       20,511
                                                     ----------- -----------        ----------     --------

Operating expenses:
     Selling, general & administrative expenses            6,469       4,853            18,488       13,729
     Cardmember acquistion expenses                        1,115       1,002             3,631        3,134
                                                     ----------- -----------        ----------     --------

          Total operating expenses                         7,584       5,855            22,119       16,863
                                                     ----------- -----------        ----------     --------

               Operating income (loss)                       118       1,529              (157)       3,648

Other income (expenses):
     Initial license and franchise fees, net                 740          --               740           30
     Interest and other income                               172          38               375          117
     Interest and other expense                             (734)       (213)           (1,937)        (437)
                                                     ----------- -----------       -----------     --------

               Income (loss) before taxes                    296       1,354              (979)       3,358

Income tax provision (benefit)                               112         515              (372)       1,276
                                                     ----------- -----------       -----------     --------

               Net income (loss)                      $      184   $     839         $    (607)    $  2,082
                                                     =========== ===========       ===========     ========
Income (loss) per common and common
   equivalent share:
               Primary and fully diluted              $     0.02   $    0.08         $   (0.06)    $   0.20
                                                     =========== ===========       ===========     ========
Weighted average number of common and
   common equivalent shares outstanding:
               Primary and fully diluted                  10,222      10,295            10,158       10,311
                                                     =========== ===========       ===========     ========

See notes to consolidated financial statements

5 of 14

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)
                                 (in thousands)

                                                                                           1997               1996
                                                                                           ----               ----

Cash flows from operating activities:

          Net income (loss)                                                          $     (607)         $   2,082

          Adjustments to reconcile net income (loss)
          to net cash used in operating activities:
               Depreciation and amortization                                              1,687                821
               Provision for rights-to-receive losses                                     2,948              1,170

          Increase (decrease) from changes in:
               Receivables                                                                   31             (1,426)
               Rights-to-receive                                                         (4,374)            (8,367)
               Prepaid expenses and other current assets                                 (1,100)            (1,073)
               Other assets                                                                (102)              (497)
               Accounts payable - Rights to receive                                        (777)              (988)
               Accounts payable - reimbursable
                 tax and tips                                                               (48)               122
               Accounts payable - other                                                     (32)               375
               Income taxes payable                                                          --                339
               Accrued expenses                                                              (6)                16
               Deferred membership income                                                (1,490)                70
                                                                                    -----------        -----------

                    Net cash used in operating activities                                (3,870)            (7,356)
                                                                                    -----------        -----------

Cash flows from investing activities:

          Additions to property and equipment                                            (2,698)            (2,529)
          Excess of cost over net assets acquired and
            intangible assets                                                            (5,017)                --
          Increase in restricted deposits and investments                                  (990)                --
                                                                                    -----------        -----------

                    Net cash used in investing activities                                (8,705)            (2,529)
                                                                                    -----------        -----------



6 of 14


                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (in thousands)
                                   (Continued)

                                                                             1997                   1996
                                                                             ----                   ----


Cash flows from financing activities

          Proceeds from issuance of secured
            non-recourse notes                                               $ 31,978                  --
          Net borrowings (repayments) on
            revolving line of credit                                          (15,000)           $ 10,000
          Increase in restricted cash                                          (3,035)                 --
          Dividends paid                                                         (403)               (401)
          Conversion of warrants and options for
            common stock, net of tax benefits                                     153                  34
                                                                          -----------          ----------

                    Net cash provided by financing activities                  13,693               9,633
                                                                          -----------          ----------

                    Net increase (decrease) in cash and
                      cash equivalents                                          1,118                (252)

Cash and cash equivalents at beginning of period                                3,603               2,270
                                                                          -----------          ----------

Cash and cash equivalents at end of period                                  $   4,721          $    2,018
                                                                          ===========          ==========

Supplemental disclosure of cash flow information:

          Cash paid during the periods for:

               Interest                                                     $   1,472          $      338
                                                                          ===========          ==========

               Income taxes                                                 $     995          $    1,243
                                                                          ===========          ==========

See notes to consolidated financial statements

7 of 14

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The balance sheet as of September 30, 1996 was derived from the registrant's audited consolidated financial statements.

         The information presented in each of the included unaudited consolidated financial statements, in the opinion of management, reflects all adjustments necessary to a fair statement of the results for all interim periods. The results for the three month and nine-month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

         The consolidated financial statements, as presented, are in summarized form, and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles, have been condensed or omitted. Complete disclosures for the year ended September 30, 1996 are presented in the Company's Form 10-K filing which includes audited consolidated financial statements.

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

         In exchange for the rights-to-receive, which have a retail value of approximately $66 million before cardmember discounts, the Company received approximately $32 million, after transaction costs, and a 1% equity interest in the Issuer. Future excess cash flows, expected to be generated from the securitized assets as the rights-to-receive are exchanged for meals by Company cardmembers, are to be remitted to the Company on a monthly basis as a return on capital from the Issuer. Excess cash flows are determined after payments of interest to noteholders and investors, as well as trustee and servicing fees. It is anticipated that the net revenue from securitized assets will be received in approximately the same amount and within the same time frame that such revenue would have been received had the securitization not taken place. Rights-to-receive currently held

8 of 14
by the Issuer, as well as cash and certain deposits restricted under the securitization agreement, have been separately depicted in the consolidated balance sheet.

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

         The Company's intention in executing the revolving securitization transaction was to provide current liquidity, as well as a platform for future growth, at a cost of funds lower than has been historically available to the Company. This was accomplished by, among other things, isolating the rights-to-receive beyond the reach of the Company or its creditors in the unlikely event of bankruptcy or other receivership, through a transfer of assets that constitutes a true sale at law. It was also the Company's belief that the structure of the transaction provided for derecognition of the rights-to-receive and treatment of the securitization as off-balance sheet financing under generally accepted accounting principles.

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

9 of 14

5.       License Fee Income

         In December 1996, the Company amended its agreements with its international licensees, Transmedia Europe, Inc. and Transmedia Asia-Pacific, Inc., permitting them to acquire, on a worldwide basis, the business of Countdown, plc, Holding Corp. ("Countdown"). Upon closing of the Countdown acquisition, in the quarter ended June 30,1997, the Company received $250,000 in cash and a $500,000 note bearing interest at 10%, which is payable on April 1, 1998. At the Company's option, the note may be converted into stock of the licensees.

6.       Litigation

         In December 1996, the Company terminated its license agreement (the "Agreement") with Sports & Leisure Inc. ("S&L"). In February 1997, S&L commenced an action against the Company in the 11th Judicial Circuit, Dade County, Florida, alleging that the Company improperly terminated the S&L license agreement and seeking money damages. The Company has counterclaimed against S&L for breach of the Agreement and intends to pursue the action vigorously.

7.        Income (Loss) per Common and Common Equivalent Share

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

a. Results of operations - Comparison of three months and nine months ended June 30, 1997 and 1996

         Sales of rights-to-receive for the three and nine month periods ended June 30, 1997 were $25,640,000 and $74,794,000, which represented increases of 10.2% and 12.2%, respectively, over the comparable periods in the prior year, principally resulting from the increase in cardmembers and the purchase of the Company's California franchise on January 2, 1997 (see note 4 to unaudited consolidated financial statements). If the $2,618,000 and $5,295,000 of sales recorded in California in the three-month and

10 of 14
nine-month periods ended June 30, 1997, subsequent to the franchised territory's repurchase by the Company on January 2, 1997 were not included, the three-month period ended June 30, 1997 would have had a decrease of 1.0% in sales and the nine-month period would have had an increase of 4.2% in sales. Sales volume in the New York marketplace, the Company's largest, declined compared to related 1996 periods. Offsetting this decrease, however, was continued strong growth in large markets such as Boston, Chicago, Detroit and central and southern Florida, as well as solid penetration in new markets in the Midwest and West.

         Cardmember discounts as a percentage of sales declined to 22.6% and 22.8%, respectively, in the 1997 three and nine-month periods from 23.5% and 24.0% in the 1996 comparable periods reflecting the continued growth of new memberships in the 20% discount category.

         Provision for rights-to-receive losses, which are included in cost of sales, amounted to $827,000 and $2,948,000 for the three and nine-month periods ended June 30, 1997, compared to $364,000 and $1,170,000 in the prior year periods.

         Membership and renewal fee income increased by $236,000 and $1,000,000 or 14.4% and 21.4%, respectively, in the three and nine-month periods ended June 30, 1997, compared with the prior year, principally because of an increase in renewal fees, which more than offset the reduction in initial fees as the Company continued to emphasize the issuance of 20% discount, no fee memberships. Continuing franchise fee income decreased by 44.3% and 17.9% in the three-month and nine-month periods ended June 30,1997, compared with the prior year periods because of the repurchase of the formerly franchised California territory on January 2, 1997.

         Selling, general and administrative expenses for the three months and nine months ended June 30, 1997 increased by $1,616,000 and 4,759,000, compared with the prior year periods and represented increases of 33.3% and 34.7%, respectively. Expenses contributing to the increase in the current periods included operating costs in new areas started up in the third quarter of the prior year or acquired since the third quarter of last year. These areas include Denver, Phoenix and three markets in California. Other components of selling, general and administrative expense that had anticipated increases as a result of the Company's growth included postage and mailings, principally associated with servicing the growing cardmember base, depreciation and salaries.

         In the three and nine-month periods ended June 30, 1997, cardmember acquisition expenses were $1,115,000 and $3,631,000, versus $1,002,000 and $3,134,000 in the prior year's comparable periods. Included in cardmember acquisition expenses was the amortization of previously capitalized advertising costs amounting to $133,000 and $554,000 in the 1997 periods versus $310,000 and $893,000 in the 1996 comparable periods. Costs capitalized in the 1997 periods were $21,000 and $357,000 versus $194,000 and $858,000 in 1996.

11 of 14

         Interest and other expense increased to $734,000 and $1,937,000 in the 1997 three and nine-month periods from $213,000 and $437,000 in the comparable 1996 periods as a result of the increased level of debt in the current year.

         License fee income, net of expenses, amounted to $740,000 in the three-month period ended June 30, 1997 resulting from the Company's agreement to restructure the license agreements held by the licensees for Europe and Asia. The Company received $250,000 in cash and a $500,000 note bearing interest at 10%, which is payable on April 1, 1998. At the Company's option, the note may be converted into stock of the licensees.

         Income before income taxes was $296,000 in the three months ended June 30, 1997 and the loss before tax benefit was $979,000 in the nine months ended June 30, 1997, compared with income before income taxes of $1,354,000 and $3,358,000 in the 1996 comparable periods.

         Net income for the three months ended June 30, 1997 was $184,000 or 2 cents per share and the net loss for the nine months ended June 30, 1997 was $607,000 or a loss of 6 cents per share, compared with net income of $839,000 and $2,082,000, or earnings of 8 cents and 20 cents per share in the prior year comparable periods.

b.       Liquidity and Capital Resources

         In December 1996, the Company entered into a revolving securitization transaction to provide for additional liquidity, as well as a platform for future growth, at a cost of funds lower than had been historically available to it. The transaction structure, among other things, isolated the securitized rights-to-receive beyond the reach of the Company in the unlikely event of bankruptcy or receivership, thus enabling characterization of the transferred assets as a true sale at law and an "A" rating on the securities issued. The Company believed that the transaction also allowed for derecognition of the transferred rights-to-receive and treatment of the securitization as off-balance sheet financing under generally accepted accounting principles

         On December 24, 1996, the Company made an initial transfer of $33 million of its rights-to-receive to a special purpose corporation ("SPC"), an indirect wholly owned subsidiary of the Company, as part of the revolving securitization. The rights-to-receive, which were sold to the SPC without recourse, were in turn transferred to a limited liability corporation (Issuer), which issued $33 million of 7.4% fixed rate, five-year term securities in a private placement to various third party investors. In exchange for the rights-to-receive, which have a retail value of $66 million before cardmember discounts, the Company received approximately $32 million, after transaction costs, and a one percent equity interest in the Issuer. Future excess cash flows, expected to be generated from the securitized assets as the rights-to-receive are exchanged for meals by Company cardmembers, are to be remitted to the Company on a monthly basis as a return on capital from the Issuer. Excess cash flows are determined after payments of interest to noteholders and investors, as well as trustee and servicing fees. During the five-year revolving period, the Issuer will be responsible for ongoing purchase of rights-to-receive

12 of 14
from the Company to ensure that the initial pool of $33 million is continually replenished. It is anticipated that the net revenue from securitized assets will be received in approximately the same amount and within the same time frame that such revenue would have been received had the securitization not taken place.

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

         The Company's cash and cash equivalents amounted to $4,721,000 at June 30, 1997. The Company paid $7,454,000 in January 1997 to buy out one of its franchisees as reported in Note 4 to the Consolidated Financial Statements. The Company believes that cash on hand, plus cash generated from operations, will meet the Company's cash requirements for the 1997 fiscal year. The Company is also presently in negotiations for a replacement line of credit.

                           PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5

         Items 1, 2, 3, 4 and 5 of Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 6

         Exhibits and reports on Form 8K

                  (a)      Exhibits

                           None

                  (b)      Reports on Form 8K

                           No reports on Form 8K were filed during the Quarter Ending June 30, 1997.

13 of 14

                               S I G N A T U R E S

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     TRANSMEDIA NETWORK INC.
                                                          (Registrant)

August 6, 1997                                       /S/STEPHEN E. LERCH
                                                     ---------------------------
                                                     Stephen E. Lerch
                                                     Executive Vice President
                                                     and Chief Financial Officer

14 of 14

                                 EXHIBIT INDEX

EXHIBIT
-------

27         Financial Data Schedule