Form 10-K405
period 1997-09-30
TRANSMEDIA NETWORK INC /DE/
filed 1997-12-22
CIK 78536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      SEPTEMBER 30, 1997

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

                                  305-892-3300
                         Registrant's telephone number,
                              including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                             ON WHICH REGISTERED
         -------------------                            ----------------------
               None                                             None

           Securities registered pursuant to Section 12(b) of the Act:

                     COMMON STOCK, PAR VALUE $.02 PER SHARE
                                (Title of Class)

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

                                                           Yes  [X]     No [ ]

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 16, 1997: $52,048,482.

Number of shares outstanding of Registrant's Common Stock, as of December 16, 1997: 10,359,956.

DOCUMENTS INCORPORATED BY REFERENCE:

                                                 LOCATION IN FORM 10-K IN WHICH
         DOCUMENT                                    DOCUMENT IS INCORPORATED
         --------                                ------------------------------
Registrant's Proxy Statement                                Part III
   relating to the 1997
Annual Meeting of Stockholders

                                     PART I

ITEM 1.  BUSINESS

GENERAL

      Transmedia Network Inc., (The "Company") is a marketing company that selectively issues the TRANSMEDIA/Registered Trademark/ Card which is designed to provide its members with a convenient way to save on the purchase of quality products and services. Individual and business members accrue savings from a menu of purchase options, the benefits of which may be utilized in a variety of ways. Initially created to provide the membership with savings at restaurants, the program has been expanded to include hotels and resorts, travel and a host of other leisure time activities. Additionally, the Company offers access to discount long distance telephone service and discount programs for the purchase of merchandise from selected retailers.

      The Company's operations are transaction driven. Through the advance purchase at wholesale of "rights-to-receive" from merchants by its sales force, the Company is able to resell the credits to its cardmembers at savings from retail prices. The Company earns additional commission income by offering its growing value-and savings-oriented membership with an array of other goods and services. In addition, merchants enjoy the ability of analyzing results from the co-marketing programs.

      The Company has recently introduced Transmedia Travel, an exclusive cardmember booking service, through an affiliation with a major travel agency. Cardmembers may now book various prepaid packaged vacations such as cruises, tours, all-inclusive resorts, charter vacations and sports holidays and earn dining credits (redeemable through use of the Transmedia
      Card) equal to 10% of the cost of the vacation.

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

CORPORATE STRUCTURE

      The Company commenced operations in 1984 and was reincorporated as a Delaware corporation in 1987. Currently, it has the following principal operating subsidiaries:

      /bullet/ Transmedia Restaurant Company Inc. which is responsible for obtaining and servicing restaurants and obtaining other locations and service establishments such as hotels, resort destinations and retailers where the Transmedia Card may be used.

      /bullet/ Transmedia Service Company Inc. which is responsible for soliciting and servicing all cardmembers in the United States, providing support services to Transmedia Restaurant Company, and for all domestic franchising of The Transmedia Card and related property rights and know- how.

      /bullet/ TMNI International Incorporated which licenses the Transmedia
               Card, service marks, proprietary software and know-how outside the United States and has licensed rights to Europe, Turkey, the countries comprising the former Union of Soviet Socialist Republics, Australia, New Zealand and the Asia-Pacific region to date.

      /bullet/ TNI Funding I, Inc., which was established as a special purpose corporation for purposes of the securitization of cash advances to merchants referred to as rights-to-receive.

DESCRIPTION OF RIGHTS TO RECEIVE AND THE TRANSMEDIA CARD

      The Company's primary business is the acquisition of Rights to Receive from participating establishments which are then sold for cash to holders of The Transmedia Card. "Rights to Receive" are rights to receive goods and services, principally food and beverages, which are acquired and purchased from participating restaurants, for an amount equal to approximately fifty percent (50%) of the food and beverage credits or by financing the purchase of other goods or services as well as for having provided advertising and media placement services to the participating establishments. Approximately ninety-five percent (95%) of Rights to Receive are purchased for cash. The Company typically purchases that amount of food and beverage credits which will be consumed in a period of no more than six months; however, it has not always been possible for the Company to predict with accuracy the amount of time in which such credits will be consumed, especially when the Company begins operating in new areas.

      The Transmedia Card is selectively issued to applicants who are determined to be creditworthy by virtue of their having a current, valid MasterCard, Visa, Discover or American Express credit card or who are otherwise deemed creditworthy by Company management. The Transmedia Cardmembers have a choice of programs, including a "Free for Life" Transmedia Card which affords them 20% savings at participating establishments, a Turn Meals into Miles/Registered trademark/ program which offers mileage credits with Continental Airlines, U.S. Airways and United Airlines of 10 miles for each dollar spent on food and beverage at participating establishments for an annual fee of $9.95, and a card which offers a 25% savings at participating establishments, for which there is a $50 annual fee. Each account may have more than one user and, accordingly, more than one cardmember. The Company recently introduced a "family of savings" concept through a silver and gold Transmedia Card program designed to replace the existing 25% savings / $50 fee program. Both the silver and gold programs are fee based, offer 25% savings at participating establishments and entitle the cardmember access to additional benefits and savings at either no-cost or a reduced fee depending upon the cardmembers' election. The silver program retails for $29.95 and the gold program for $59.95.

      In presenting The Transmedia Card, cardmembers sign for the goods or services rendered, as well as for the taxes and tips, as they would with any other charge card. The Company, upon obtaining the receipt (directly or via electronic point of sale transmission) from the appropriate establishment, gives the establishment credit against Rights to Receive which are owned by the Company. The Company then (i) processes the receipt through the cardmember's MasterCard, Visa, Discover or American Express card account, which remits to the Company the full amount of the bill, and
      (ii) credits to the cardmember's MasterCard, Visa, Discover or American Express account the appropriate discount or credits to the cardmember's airline account the appropriate mileage. Taxes and tips are not discounted and such sums are remitted to the various establishments.

DOMESTIC FRANCHISING

In 1990, the Company commenced franchising The Transmedia Card (then known as The Restaurant Card) and related proprietary rights and know-how, including rights to solicit restaurants and acquire Rights to Receive, in the United States. At September 30, 1997, the Company had franchises in the following territories: a large part of New Jersey, the Washington, D.C./Baltimore, Maryland metropolitan area, Dallas, Ft. Worth, San Antonio and Houston, Texas, the States of Virginia, North Carolina, South Carolina, and Atlanta, Georgia and eastern Tennessee. The Company has also granted a certain third party an option to acquire a franchise for the State of Hawaii. The Company has determined that it will no longer offer franchises at various locations throughout the United States. In January 1997, the Company purchased certain of the assets of The Western Transmedia Company, Inc., the Company's franchisee in the States of California, Nevada, Oregon and Washington and now conducts the West Coast operation directly. The Company has entered into an agreement to acquire the rights-to-receive of East American Trading Company, its franchisee in the Carolinas, Georgia and eastern Tennessee, and to terminate and cancel the franchise. After the completion of this transaction in December 1997, the Company will operate in these States directly.

Each franchise sold by the Company is operated under a ten year franchise agreement that is renewable for one additional ten-year term for all locations. Each agreement provides that the Company will assist the franchisee with marketing, advertising, training and other administrative support; relates to a territory that contains a minimum number of full-service restaurants that accept MasterCard, Visa, Discover or American Express credit cards; and licenses the franchisee to use the Company's trademarks in connection with the solicitation of new cardmembers (which is not restricted to the franchisee's territory) and the purchase of Rights to Receive from restaurants in the territory granted to the franchisee. The franchisee is responsible for, among other things, soliciting cardmembers and participating establishments, purchasing Rights to Receive from participating establishments in its territory, and maintaining adequate insurance. In consideration for the grant of the franchise, the franchisee pays to the Company (i) a one-time franchise fee which varies based upon the number of full-service restaurants located within the territory granted to the franchisee, and (ii) the following continuing fees during the term of the franchise agreement: (A) 7 1/2% of the total meal credits used within the franchisee's territory; (B) 2 1/2% of the total meal credits sold within the franchisee's territory into the Company's advertising and development fund; (C) a processing fee of $.20 per sales transaction from the franchisee's territory; and (D) a monthly service charge of $1.00 per participating establishment in the franchisee's territory.

U.S. LICENSING

         In November 1995, the Company entered into a license arrangement under which a licensee was authorized to solicit Rights to Receive from various types of resorts, hotels and other entities. The territory covered by the license agreement is the continental United States, excluding the State of Minnesota. The term of this arrangement was ten years, with a potential renewal period of ten years and under this arrangement, the Company compensated the licensee through a commission. In December 1996, the Company terminated the license agreement.

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

In 1994, the Company granted an exclusive perpetual license to Transmedia Asia Pacific Inc. to establish the Company's business in Australia, New Zealand and the Asia-Pacific region (such region covering approximately 16 major countries and areas including, among others, Japan, Hong Kong, Taiwan, Korea, the Philippines and India). The licensee also took an option to purchase a franchise for the State of Hawaii. The license granted by the Company is governed by a Master License Agreement which provides, among other things, that (i) the Company will assist the licensee with training relating to sales, administration, technical and operations of the business, and (ii) the licensee is solely responsible for developing its own market, paying its own expenses for advertising and soliciting cardmembers and restaurants in its territory. In consideration for the license, the licensee (i) paid the Company One Million Two Hundred Fifty Thousand Dollars ($1,250,000), and (ii) granted to the Company a five percent (5%) equity interest in the licensee. The license also provides for the following payments to the Company: (i) with respect to sublicenses granted in all territories other than Australia and New Zealand, the licensee will pay to the Company twenty-five percent (25%) of all initial sublicense fees (in no event less than $500,000 in the People's Republic of China and Japan, and not less than $250,000 in all other territories), as well as twenty-five percent (25%) of all royalties, transfer fee payments and any other monies received; and
(ii) with respect to sublicenses granted in Australia and New Zealand, the licensee will pay to the Company two percent (2%) of gross sales within such territories. Mr. Chasen served as a director of Transmedia Asia Pacific Inc. until March 1, 1995.

In December 1996, the Company entered into an agreement with Transmedia Europe, Inc. and Transmedia Asia Pacific Inc. amending both of the licenses, among other things, to permit the companies to be reorganized under one entity and to allow them to acquire and operate worldwide the business of Countdown plc., which conducts a discount savings program in Europe and, to a lesser extent, in the United States. Upon closing of the Countdown acquisition, the Company received $250,000 in cash and a $500,000 note bearing interest at 10%, which is payable on April 1, 1998. At the Company's option, the note may be converted into stock of the licensees.

AREAS OF OPERATION

The Company's areas of operation include Central and South Florida, the New York, Chicago and Los Angeles metropolitan areas, Boston and surrounding New England, Philadelphia, San Francisco, Detroit, Indianapolis, Milwaukee, Denver, Phoenix and effective December 16, 1997, North and South Carolina; Atlanta, Georgia and parts of Tennessee. Franchised areas include most of New Jersey, Washington, D.C., Maryland, Virginia and Texas. Licensing arrangements exist for the United Kingdom, Canada, and Europe, as well as the Asia-Pacific region.

PARTICIPATING RESTAURANTS AND CARDMEMBERS

As of September 30, 1997, directories published by the Company, which are distributed to cardmembers six times a year, listed 7,087 restaurants available to cardmembers, and The Transmedia Card was held by an aggregate of 1,298,061 cardmembers, comprised of 904,507 accounts with an average of 1.44 cardmembers per account. The following table sets forth (i) the number of restaurants listed in directories published by the Company and (ii) the number of cardmembers, as of the fiscal years ended September 30, 1993 though 1997:

                            1997        1996        1995        1994        1993
--------------------------------------------------------------------------------
Restaurants                7,087       6,974       5,330       3,628       2,328
--------------------------------------------------------------------------------
Cardmembers            1,298,061     924,418     593,161     395,968     197,166


As the table indicates, the number of restaurants listed in directories published by the Company has risen nearly 4,759 (304%) during the fiscal years ended September 30, 1993 through September 30, 1997. The number of cardmembers has increased 1,100,895 for the same period.

MARKETING

The Company markets The Transmedia Card through the use of advertising, direct mail and through promotion with co-marketing partners such as banks and affinity groups.

EMPLOYEES

As of December 16, 1997, the Company employed 167 persons. The Company believes that its relationships with its employees are good.

COMPETITION

The charge card business is highly competitive and the Company competes for both cardmembers and participating merchants, such as restaurants, hotels and other applicable service establishments. Competitors include discount programs offered by major credit card companies, other companies that offer different kinds of discount marketing programs and numerous small companies which offer services which may compete with the services offered or to be offered by the Company. The Company has experienced increased competition in its core dining business in recent years as variations on the basic discount dining concept have been introduced. Such variations include restricted usage programs and registered credit card programs, as well as different levels of discounts and cash advances to merchants. Certain of the Company's competitors may have substantially greater financial resources and expend considerably larger sums than does the Company for new product development and marketing. Further, the Company must compete with many larger and better established companies for the hiring and retaining of qualified marketing personnel. The Company believes that the unique features of its program -- that The Transmedia Card can be used by cardmembers at participating establishments with very few restrictions, that The Transmedia Card provides substantial savings without the need for a cardmember to present discount coupons when paying for a meal, and that participating establishments are provided with cash in advance of customer charges --contribute to the Company's competitiveness and allow the Company to offer better value and service to its cardmembers.

ITEM 2.  PROPERTIES

The Company's present executive office consists of 13,096 square feet, located in Miami, Florida, which the Company occupies pursuant to a lease expiring on February 28, 2002 and which provides for an annual base rental of $270,825. The Company's Miami office also houses the Company's cardmember service center. The Company leases offices in New York City for 5,710 square feet of office space pursuant to a lease entered into in May 1996. The lease, which expires on June 30, 2001, provides for minimum annual rentals of $199,850. In addition, the Company has a four and one-half year office lease in Philadelphia, Pennsylvania for approximately 1,641 square feet, which commenced April 1, 1994. The lease provides for a base annual rent of approximately $24,500 in the first year, which will increase by approximately $800 each year thereafter. In Boston, Massachusetts, the Company has a sixty-four month lease for approximately 1,500 square feet, which commenced May 1, 1995. The lease provides for base annual rentals of $29,400. The Company has an option for one three-year renewal. In Chicago, the Company has a thirty-nine month lease for approximately 1,183 square feet, which commenced October 1, 1995. The lease provides for an initial annual lease rental of $26,730 increasing by approximately $600 each year thereafter. In Detroit, the Company leases an executive office for a fifteen-month period which began on February 1, 1997 at an annual fee of $7,589. In Tampa, the Company leases an executive office for a twelve-month period which began on July 1, 1997. The total rental for the thirteen month period is $8,616. In Phoenix, the Company leases an executive office for a twelve-month period which began on February 1, 1997 for a total rent of $12,600 for the twelve months. In San Francisco, the Company assumed a lease for approximately 3,000 square feet, at an annual rent of $57,642 from August 1, 1997 to July 31, 1998 and $60,598 from August 1, 1998 to August 31, 1999. The lease expires on August 31, 1999. In Los Angeles, the Company extended its assumed lease for an additional year at a monthly base rent of approximately $4,568. The lease will expire on January 31, 1998.

ITEM 3.  LEGAL PROCEEDINGS

In December 1996, the Company terminated its license agreement (the "Agreement") with Sports & Leisure Inc. ("S&L"). In February 1997, S&L commenced an action against the Company in the 11th Judicial Circuit, Dade County, Florida, alleging that the Company improperly terminated the S&L license agreement and seeking money damages. The Company has counterclaimed against S&L for breach of the Agreement and intends to pursue the action vigorously. Management does not expect the outcome of this case to adversely impact the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 1997, no matters were submitted to a vote of the security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                     POSITION                                                  AGE
----                                     --------                                                  ---
Melvin Chasen                            Director, Chairman of the Board, President                 69
                                         and Chief Executive Officer
James M. Callaghan                       Director and Vice President; President of                  58
                                         Transmedia Restaurant
                                         Company Inc.


Barry S. Kaplan                          Director and Vice President;                               39
                                         President of Transmedia Service Company Inc.

Stephen E. Lerch                         Executive Vice President and                               43
                                         Chief Financial Officer
Paul A. Ficalora                         Executive Vice President                                   46
                                         of Transmedia Restaurant
                                         Company Inc.

Gregory Borges                           Treasurer                                                  61
Kathryn Ferara                           Secretary                                                  41

Mr. Chasen has been a director and the Chairman of the Board, President and Chief Executive Officer of the Company since 1983. From 1984 through 1987, he was a director, Chairman of the Board, President and Chief Executive Officer of Transmedia Network Inc., a Colorado corporation, which was the predecessor of the Company. He was President of TMNI International Incorporated, a subsidiary, in 1997.

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

Mr. Lerch was elected Executive Vice President and Chief Financial Officer of the Company, as well as Vice President of TMNI International Incorporated, Transmedia Restaurant Company Inc. and Transmedia Service Company Inc, subsidiaries, in 1997. Previously, Mr. Lerch was a Partner at Coopers and Lybrand LLP, where he worked from 1978 to 1997.

Mr. Ficalora was elected Executive Vice President of the Restaurant Company in 1994, having served as Vice President, Operations of the Company from 1992 until 1994, and Director of Franchise Sales from 1991 to 1992.

Mr. Borges was elected Treasurer of the Company in 1992. He joined the Company in 1985 as Controller.

Mrs. Ferara was elected Secretary of the Company in 1992. She joined the Company in 1989 as Office Manager and Assistant Secretary.

BOARD OF DIRECTORS OF THE REGISTRANT

NAME                                POSITION                                        DIRECTOR SINCE
----                                --------                                        --------------
Melvin Chasen                       Chairman of the Board, President and                1983
                                    Chief Executive Officer of the Company


Jack Africk                         Chairman of the Board                                1992
                                    Evolution Consulting Group, Inc.

James J. Callaghan                  Vice President of the Company and                    1991
                                    President of Transmedia Restaurant Company Inc.
Herbert M. Gardner                  Senior Vice President                                1983
                                    Janney Montgomery Scott, Inc.

Irwin Hochberg                      Senior Partner and President                         1987
                                    Bloom Hochberg & Co., P.C.

Barry S. Kaplan                     Vice President of the Company and                    1996
                                    President of Transmedia Service Company Inc.

Henry Seiden                        Chairman and Chief Executive Officer                 1988
                                    The Seiden Group Inc.

Mr. Africk, who was elected a director of the Company in 1992, is the Chairman of the Board of Evolution Consulting Group, Inc., Boca Raton, Florida. From 1993 to 1995, he was Vice Chairman of the Board of Duty Free International, Inc., and is currently a director of that company. Until June 1993, Mr. Africk was Vice Chairman of UST, Inc. and President and Chief Executive Officer of its subsidiary, United States Tobacco Company. He is also a director of Crown Central Petroleum Corporation and of Tanger Factory Outlet Centers.

Mr. Gardner, a director of the Company since 1983, has been employed as a Senior Vice President of Janney Montgomery Scott, Inc., an investment banking firm, for more than five years. He was a director of two predecessors of the Company from 1983 through 1987. Mr. Gardner is a director of Shelter Components Corporation, a supplier to the manufactured housing industry, and Nu Horizons Electronics Corp., a company which manufactures specialized truck bodies and shuttle buses. Mr. Gardner is also a director of American Country Hol.dings, Inc.. (formerly The Western Systems Corp.), which was the Company's franchisee in California, Oregon, Washington and parts of Nevada until January 1997, a director of TGC Industries, Inc., a company in the geophysical services industry, a director of Hirsch International Corp., an importer of computerized embroidery machines, a developer of embroidery machine application software and a provider of other services to the embroidery industry, and a director of Chase Packaging, an agricultural packaging products company.

Mr. Hochberg, a director of the Company since 1987, served as a director of Transmedia Network Inc., a Colorado corporation ("Transmedia Colorado"), which was merged into the Company. He has been Senior Partner and President of Bloom Hochberg & Co., P.C., a firm of Certified Public Accountants, for more than seven years. He is also a director of Ampal-America Israel Corporation, a subsidiary of Bank Hapoalim, which finances industrial, financial, commercial and agricultural enterprises.

Mr. Seiden, a director of the Company since 1988, is presently the Chairman and Chief Executive Officer of The Seiden Group Inc., an advertising consultant, and Vice Chairman of Jordan, McGrath, Case & Taylor Inc., an advertising agency. Mr. Seiden had been the Chairman of

Ketchum Advertising, New York, an advertising agency which is a division of Ketchum Communications, Inc., from 1987 through 1991.

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the New York Stock Exchange under the symbol "TMN". Prior to June 28, 1995, the Company's Common Stock was included in the Nasdaq National Market . The following table sets forth the high and low sale prices for the common stock for each fiscal quarter ended from December 31, 1995 as reported on the New York Stock Exchange or the Nasdaq National Market, as well as the dividends paid during each such fiscal quarter.

         The payment of dividends, if any, in the future, will depend upon, among other things, the Company's earnings and financial requirements, as well as general business conditions.

          QUARTER ENDED               LOW               HIGH      DIVIDEND PAID
          -------------               ---               ----      -------------
         December 31, 1995            8.750            11.000           .02
         March 31, 1996               7.125             9.750            --
         June 30, 1996                7.125             9.000           .02
         September 30, 1996           5.500             8.625            --
         December 31, 1996            7.125             4.750           .02
         March 31, 1997               4.875             5.375            --
         June 30, 1997                3.250             5.375           .02
         September 30, 1997           3.250             4.186            --

         The aggregate number of holders of record of the Company's Common Stock on December 16, 1997 was approximately 2,400.

         The payment of dividends, if any, in the future, will depend upon, among other things, the Company's earnings and financial requirements, as well as general and business conditions.

ITEM 6.  SELECTED FINANCIAL DATA

                                                               YEAR ENDED SEPTEMBER 30,
                                                                     (THOUSANDS)

                                                 1997          1996        1995       1994        1993
                                                 ----          ----        ----       ----        ----
INCOME STATEMENT DATA:

Gross dining sales                                $ 101,301     $90,076    $78,632     $62,012     $44,820

Net revenues from rights-to-receive                  21,232      19,504     15,769      11,899       9,356

Membership and renewal fee income                     7,251       6,646      4,081       2,685       1,634
Franchise fee income                                  1,438       1,839      1,881       1,061         257
Other income                                          1,023         497        423         281          --

Total operating revenues                             30,944      28,486     22,154      15,926      11,247

Total operating expenses                             30,246      23,729     15,809      10,709       7,822

Operating income                                        698       4,757      6,345       5,217       3,425

Income (loss) before taxes                             (684)      4,107      6,879       6,974       4,557

Net income (loss)                                 $    (424)    $ 2,546    $ 4,196     $ 4,176     $ 2,734
                                                   ========    ========   ========    ========    ========

BALANCE SHEET DATA:

Total assets                                         72,685      54,514     38,383      28,477      17,903

Long-term debt:
          Recourse                                       --      15,000      2,000          --          --
          Non-recourse                               33,000          --         --          --          --

Stockholders' equity                                 25,304      25,753     24,191      18,925      12,619

Cash dividends per common share                        0.02        0.04       0.04        0.04        0.02

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (DOLLARS IN THOUSANDS)

NEW ACCOUNTING PRONOUNCEMENTS

i. Earnings Per Share.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS No. 128) which establishes standards for computing and presenting earnings per share (EPS). SFAS No. 128 replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS. Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur from any instrument which could result in additional common shares being issued. SFAS No. 128 must be adopted for the Company's fiscal year 1998 and requires restatement of all prior-period EPS data presented. The adoption will not materially affect the EPS reported during fiscal year 1997, 1996 or 1995.

ii. Reporting Comprehensive Income and Disclosures About Segments of an Enterprise and Related Information

In June 1997, SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" were issued and are effective for fiscal periods beginning after December 15, 1997 with early adoption permitted. Currently, the Company is evaluating the effects these statements will have on its financial reporting and disclosures.

RESULTS OF OPERATIONS (1997 VERSUS 1996)

Gross dining sales for the fiscal year ended September 30, 1997 increased 12.5% to $101,301 as compared to $90,076 for the year ended September 30, 1996. The sales increase is attributable to an increased base of cardholders and the acquisition of the Western Transmedia franchise in January 1997. Cardmember accounts increased 42% to over 900,000 for the year and total cardmembers at September 30, 1997 were 1,289,061 or 1.4 cardmembers per account. The total restaurants available to cardmembers remained consistent between years. At September 30, 1997, the Company had 7,087 restaurants listed in its directories (6,974 at September 30, 1996), of which 4,922 were in Company-owned sales territories and 876 were overseas. The increase in Company-owned restaurants from 4,047 a year ago relates primarily to the acquisition of the California franchise discussed above. Approximately ninety percent (90%) of all restaurants listed in the directories published by the Company renew their contracts with the Company after the initial amount of rights to receive meal credits purchased by the Company is expended. In the second year of renewal, the Company renews approximately 80% of those restaurants continuing in business. After the second year, renewal rates tend to drop sharply because the restaurants, with the Company's help, have either become successful and no longer require the Company's financial and marketing resources, the Company chooses not to renew the restaurant or the restaurant has gone out of business. However, offsetting this drop are new restaurants that sign on as old ones go out of business, providing the Company with a continuous flow of new restaurant prospects, and restaurants that were formerly on the program often sign on again as they further expand and/or desire the program's benefits again. The Company believes that in no area where the Company operates is it close to restaurant or cardmember saturation. Gross dining sales associated with the Western Transmedia sales territories, principally Los Angeles, Orange County and San Francisco, amounted to approximately $7,900 since the acquisition in January 1997. Sales volume in the New York metropolitan area, the Company's largest market, declined 10% compared to the prior year. Offsetting this decrease were increases in other large markets such as Chicago, Boston and Detroit, as well as in new markets such as Phoenix and Denver. Overall, gross dining sales have not grown proportionately with the increase in the cardmember base. While the introduction of a 20% discount, no-fee card in 1996 was very effective in building a desired critical mass of cardmembers, the no fee cardholders, to date, have not been as active as the traditional fee-paying cardmembers and spending per account has decreased from prior years. The Company has instituted a number of programs that make the card easier to both activate and use and to stimulate more frequent usage. The initial results from the programs implemented in the latter part of fiscal 1997, as measured in incremental sales, have been positive, particularly the frequent dining rewards program. The Company intends to continue to focus on activation and stimulation of its existing cardholder base to better leverage its card solicitation investment.

At September 30, 1997, the average Rights to Receive balance per participating Company restaurant was $8,198 versus $9,220 at September 30, 1996. Rights-to-receive turnover for fiscal 1997 was 1.3, or 9.2 months on hand, compared to 1.415, or 8.5 months on hand, in the prior year.

Cardmember discounts as a percentage of sales declined to 22.7% from 23.8% in the 1996 comparable period reflecting the continued growth of new memberships in the 20% discount category. Provision for rights-to-receive losses, which are included in cost of sales, amounted to $3,209 in 1997, compared to $2,075 in the prior year period. Processing fees (i.e., the standard fees established by the major credit card companies for which the Company is responsible for) based on transactions processed, declined as a percentage of gross dining sales to 1.9% from 3.8% in the prior year reflecting economies of scale associated with higher volume and the Company's quality initiatives.

Membership and renewal fee income increased to $7,251, of which $670 was initial fee income in 1997, compared to $6,646, of which $1,165 was initial fee income in 1996. The anticipated decline in initial fee income reflects the Company's continued focus on marketing the 20% savings, no-fee card which was introduced in 1996. Offsetting this decrease, however, were strong renewals of the 25% savings, fee-based cardholders. Fee income is recognized over a twelve-month period beginning in the month the fee is received.

Continuing franchise fee and royalty income decreased to $1,438 from $1,839. This decrease resulted primarily from the purchase of the California franchisee in January 1997. On a same territory basis however, exclusive of California, franchise dining sales increased 17% over the prior year.

Processing income relates to the Company's full service electronic processing initiative and comprises the sale or lease of point-of-sale terminals to merchants, principally restaurants, as well as fees received for serving as the merchants' processor for all of their credit card transactions.

In 1997, selling, general and administrative expenses were significantly impacted by the 40% net increase in the cardmember base and the related increases in gross dining volume and other revenue items. The opening of new territories in the latter part of fiscal 1996 and the acquisition of the California franchise in January 1997 resulted in additional costs associated with establishing five new sales territories. The Company also expanded its support services infrastructure in fiscal 1997 to address gross dining sales volume that now exceeds $100 million per year and a cardholder base of almost
1.3 million. Increased expenditures, principally personnel related costs, were made in important functional areas such as cardmember services, merchant support for credit card processing and marketing. Overall selling, general and administrative expenses increased $6,323, or 32.8% over the prior year. The principal components of the increase include salaries and related expenses ($6,051 in 1997 versus $4,605 in 1996), depreciation and amortization, principally on the software development costs ($2,232 in 1997 versus $1,163 in

1996), sales commissions ($2,457 in 1997 versus $1,672 in 1996), postage (2,878 in 1997 versus $2,524 in 1996), office related expenses ($2,688 in 1997 versus $1,810 in 1996) and legal ($983 in 1997 versus $529 in 1996).

In 1997, cardmember acquisition expenses were $4,650 versus $4,456 in 1996. Included in cardmember acquisition expenses is the amortization of deferred advertising costs, which amounted to $670 in 1997 and $1,165 in 1996. Costs capitalized in 1997 and 1996 were $446 and $969, respectively, again reflecting the acquisition of fewer fee paying cardmembers and correspondingly, lower initial fee income. The Company uses various techniques at different levels of cost to solicit new cardmembers. Solicitation is accomplished through direct mail, telemarketing and the use of affinity and loyalty programs with major metropolitan newspapers, charitable and other not-for-profit organizations, alumnae associations and corporations. Third party and strategic marketing partners are often utilized on either a fee per acquisition or activation basis or through wholesaling of the fee based savings card. The Company also generates a significant amount of new cardmembers internally using its in-house business development group as well as the sales force in the field. The card is marketed as an enhancement or additional benefit, on a co-branded basis or most frequently on a stand alone basis. The mix of solicitation programs used has a direct correlation to the overall acquisition cost per member and the spending profile of cardmembers acquired. The Company seeks to employ the most cost effective means of acquiring active and frequent users of the card.

Operating income in 1997 was $698, a 85.0% decrease from $4,757 in 1996.

Other income, net of expense in 1997 was a net expense amounting to $1,382 versus $650 in 1996, an increased expense of $732. The principal reasons for the change included $1,719 additional interest expense and financing costs in 1997 as a result of a $33 million securitization transaction that closed in December 1996, offset by $750 of license income from the Company's international licensees and a $401 increase in interest and other income in 1997.

Earnings before taxes amounted to a loss of $684 in 1997 compared with income of $4,107 in 1996. The effective tax rate in 1997 and 1996 was 38.0%.

Net loss was $424 or $.04 per share in 1997, versus net income of $2,546 or $.25 per share in 1996.

RESULTS OF OPERATIONS (1996 VERSUS 1995)

Gross dining sales for the fiscal year ended September 30, 1996 increased 14.6% to $90,076, as compared to $78,632 for the year ended September 30, 1995. The sales increase was primarily due to an increased number of cardmembers and restaurants available to cardmembers. Cardmember accounts increased 72% to over 634,000 for the year and total cardmembers at September 30, 1996 were 924,418 or
1.46 cardmembers per account. The total restaurants available to cardmembers increased to 6,974 from 5,330 a year earlier.

At September 30, 1996, the average Rights to Receive balance per Company restaurant participating was $9,220 versus $8,592 at September 30, 1995. Rights-to-receive turnover for fiscal 1996 was 1.415, or 8.5 months on hand, compared to 1.811, or 6.6 months on hand, in the prior year.

Cardmember discounts as a percentage of sales declined to 23.8% from 25.2% in the 1995 comparable period reflecting the introduction of the 20% discount no-fee card in January 1996.

Provision for rights-to-receive losses, which are included in cost of sales, amounted to $2,075 in 1996, compared to $2,332 in the prior year period.

Membership and renewal fee income increased to $6,646, of which $1,165 was initial fee income in 1996, compared to $4,081, of which $835 was initial fee income in 1995. Fee income is recognized over a twelve-month period beginning in the month the fee is received. In 1996, 7% of joining cardmembers paid a fee. The others joined under no-fee programs. The renewal rate in 1996 and 1995 approximated 55% to 60%.

Continuing franchise fee and royalty income decreased to $1,839 from $1,881. This slight decrease resulted primarily from the purchase of the Chicago franchisee in July 1995 offset by an increase, on a same territory basis, in franchise dining sales over the prior year.

In 1996, selling, general and administrative ("SG&A") expenses increased by $4,907, as compared to 1995, representing a 34.2% increase. The main components of the increase included sales salaries and commissions ($2,362 in 1996 versus $1,866 in 1995), and salaries expense ($4,230 in 1996 versus $3,604 in 1995).
The Company also incurred $801 of expenses in 1996 associated with the start-up of new territories operated by the Company compared with $268 in 1995.

In 1996, cardmember acquisition expenses were $4,456 versus $1,443 in 1995. Included in cardmember acquisition expenses was the amortization of deferred advertising costs amounting to $1,165 in 1996 and $752 in 1995. Costs capitalized in 1996 and 1995 were $969, and $1,013, respectively.

Operating income in 1996 was $4,757, a 25.0% decrease from $6,345 in 1995.

Other income, net of expense in 1996 was a net expense amounting to $650, versus net income of $534, in 1995, a difference of $1,184. Reasons for the reduction included $736 more interest expense and financing costs in 1996 than 1995, $578 less initial franchise fee and license income in 1996 than 1995, $165 less in interest and other income in 1996 than 1995, and no merger and acquisition expenses in 1996 versus $295, in 1995, which was related to the Company's acquisition of its Chicago franchisee.

Earnings before taxes amounted to $4,107 in 1996 compared with $6,879, in 1995. The effective tax rate in 1996 was 38.0% versus 39.0% in 1995.

Net income was $2,546 or $.25 per share, versus $4,196 or $.42 per share in 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased to $42,062 at September 30, 1997 from $32,850 at September 30, 1996. This is due primarily to an increase in the Company's rights-to-receive of $2,829 and an increase in cash and cash equivalents of $5,786.

On December 24, 1996, the Company made an initial transfer of $33 million of rights-to-receive to a special purpose corporation ("SPC"), an indirect wholly owned subsidiary, as part of a revolving securitization. The rights-to-receive, which were sold to the SPC without recourse, were in turn transferred to a limited liability corporation ("Issuer"), which issued $33 million of fixed rate securities in a private placement to various third party investors.

In exchange for the rights-to-receive, which have a retail value of approximately $66 million before cardmember discounts, the Company received approximately $32 million, after transaction costs, and a 1% equity interest in the Issuer. Future excess cash flows, expected to be generated from the securitized assets as the rights-to-receive are exchanged for meals by Company cardholders, are remitted to the Company on a monthly basis as a return on capital from the Issuer. Excess cash flows are determined after payments of interest to noteholders and investors, as well as trustee and servicing fees. It is anticipated that the net revenue from securitized assets will be received in approximately the same amount and within the same time frame that such revenue would have been received had the securitization not taken place. Rights-to-receive currently held by the Issuer, as well as cash and certain deposits restricted under the securitization agreement, have been separately depicted in the consolidated balance sheet.

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

The Company's intention in executing the revolving securitization transaction was to provide current liquidity, as well as a platform for future growth, at a cost of funds lower than has historically been available to the Company. The Company also has the ability to securitize additional tranches or pools of rights to receive in the future at a more economical transaction cost should it so desire.

Prior to the securitization, the Company maintained a $20 million line of credit. As a result of the sale of rights-to-receive, described above, the outstanding obligation under the line of credit was refinanced and the credit facility was terminated on December 24, 1996. On November 6, 1997, the Company obtained a new line of credit with a bank for $10 million to be used principally to finance the purchase of rights-to-receive. This line of credit is unsecured and may be drawn down based on an advance rate calculated as a percentage of unrestricted rights-to-receive. The line of credit matures on February 1, 1999 and bears interest at the prime rate with a LIBOR option. There is presently nothing outstanding under the line.

On November 7, 1997, the Company entered into an agreement to sell 2.5 million newly-issued common shares and warrants to purchase an additional 1.2 million common shares for a total of $10.625 million to affiliates of Equity Group Investments, Inc., a privately held investment company. The warrants will have a term of five years; one third of the warrants will be exercisable at $6.00 per share, another third will be exercisable at $7.00 per share and the third and final will be exercisable at $8.00 per share. As part of this strategic investment, Equity Group will nominate two candidates for the Board of Directors who will join three of the Company's existing directors and two new independent directors.

Capital expenditures by the Company over the past three fiscal years (approximately $8.8 million) have been due almost exclusively to the Company's development and acquisition of computer hardware and software necessary for the operation of the Cardmember Service Center. The Company estimates that it will spend approximately $2.6 million on capital expenditures, consisting primarily of computer software in fiscal year 1998.

The Company believes that cash on hand at September 30, 1997, together with cash generated from operations and the existing line of credit, if need be, will satisfy the Company's total need for cash during the 1998 fiscal year.

The Company's inventory of Rights to Receive increased by $2,829 to a total of $40,355 at September 30, 1997.

In many instances the Rights to Receive purchased by the Company are secured by the furniture, fixtures and kitchen equipment of the related restaurants as filed pursuant to the Uniform Commercial Code. The Company also attempts to obtain personal guarantees from the restaurant owners.

                          Analysis of Rights to Receive

                                            1997           1996         1995
                                            ----           ----         ----
------------------------------------------------------------------------------
Rights to Receive, beginning of year       $37,526       $26,147       $17,473
------------------------------------------------------------------------------
Purchase of Rights to Receive               56,244        59,181        50,294
------------------------------------------------------------------------------
Write-offs of Rights to Receive             (2,764)       (2,655)       (2,132)
                                           -------       -------       -------
------------------------------------------------------------------------------
                                            91,006        82,673        65,635
------------------------------------------------------------------------------
Cost of Rights to Receive, included
in cost of sales                            50,651        45,147        39,488
                                           -------       -------       -------
------------------------------------------------------------------------------
Rights to Receive, end of year             $40,355       $37,526       $26,147
                                           =======       =======       =======

Management of the Company believes that continued increase in the number of restaurants which honor the Transmedia Card (and, therefore, increases in the inventory of Rights to Receive purchased) is essential to attract additional cardmembers, satisfy existing cardmembers and continue the Company's revenue growth. Further, management believes that the purchase of Rights to Receive can be funded generally from cash on hand, operations and the new line of credit, as well as from funds made available through future securitizations.

Cash used in investing activities was $9,450 in the fiscal year ended September 30, 1997, compared with $3,354 used in 1996 and $2,020 used in 1995. Cash flow deficits from investing activities were due primarily to the development and acquisition of computer hardware and software necessary for the operation of the Company's Cardmember Service Center and the acquisition of the California franchise. Management believes that cash to be used in investing activities associated with capital expenditures in the fiscal year ended September 30, 1998 will approximate $2,600.

Cash flow provided by financing activities was $14,499 for the fiscal year ended September 30, 1997, compared with cash flows provided by financing activities of $12,629 in 1996 and $2,655 in 1995. In 1997, the principal source of cash flows was proceeds from the issuance of secured non-recourse notes relating to the securitization. In 1996, the principal source of cash flow was from borrowings under the Company's bank line of credit. In 1995, the principal source of cash flow was from borrowings under the Company's bank line of credit and from the exercise of options for common stock.

ITEM 8. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report                                            F - 1

Financial Statements:
    Consolidated Balance Sheets,                                        F - 2
      September 30, 1997 and 1996

    Consolidated Statements of Income                                   F - 3
      for each of the years in the three-year
      period ended September 30, 1997

    Consolidated Statements of Stockholders'                            F - 4
      Equity for each of the years in the three-year period ended September 30, 1997

    Consolidated Statements of Cash Flows                               F - 5,6
      for each of the years in the three-year
      period ended September 30, 1997

    Notes to Consolidated Financial Statements                          F - 7

    Schedule II - Valuation and Qualifying Accounts                     F - 21

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

         The following documents are being filed as part of this Report:

         (a)(1)   Financial Statements:
                    Transmedia Network Inc.

                    See "Index to Financial Statements" contained in Part II,
                    Item 8.

         (a)(2)   Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts

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

3.2      Certificate of Amendment to the Certificate of Incorporation of the Company.(9)

3.3 Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on March 22, 1994.(1)

3.4      By-Laws of the Company.(3)

10.2     1987 Stock Option and Rights Plan, as amended.(1)(10)

10.3 Form of Stock Option Agreement (as modified) between the Company and certain Directors.(10)(11)

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

10.5     Amended and Restated Consulting Agreement dated as of November 15, 1996 between the Company and Melvin
         Chasen.(12)

10.6     Employment Agreement effective April 1, 1992 between the Company and James Callaghan.(9) (10)

10.7     Amendment dated October 1, 1994, to Employment Agreement between the Company and James Callaghan.(1)(10)

10.8     Employment Agreement dated as of October 1, 1995 between the
         Company and Barry Kaplan. (10)(12)

10.9     Amendment dated January 20, 1997 to Employment Agreement between Company and
         James Callaghan.(10)(13)


10.10    Amendment dated January 20, 1997 to Employment Agreement between Company and
         Barry Kaplan.(10)(13)

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

10.16    Agreement, dated as of December 6, 1996, among the Company, TMNI International Incorporated, Transmedia
         Europe Inc. and Transmedia Asia Pacific Inc.(12)

10.17    Agreement, dated as of  November 15, 1996 between the Company and The Western Transmedia Company Inc.(12)

10.18    Stock Purchase and Sale Agreement, dated as of November 6, 1997, among
         Transmedia Network Inc., Samstock, L.L.C., and Transmedia Investors,
         L.L.C. (14)

10.19    Form of Warrant to purchase Common Stock (14)

10.20    Investment Agreement, dated as of November 6, 1997, among Transmedia
         Network Inc., Samstock, L.L.C., and Transmedia Investors, L.L.C. (14)

10.21 Agreement Among Stockholders Agreement, dated as of November 6, 1997, among Transmedia Network Inc., Samstock, L.L.C., Transmedia Investors,
         L.L.C., Melvin Chasen and Iris Chasen (14)

10.22    Stockholder Cooperation Agreement, dated as of November 6, 1997, among Transmedia
         Investors, L.L.C., Samstock, L.L.C. and Melvin Chasen and Iris Chasen(14)

21.1     Subsidiaries of Transmedia Network Inc.(1)

23.1     Consent of Independent Auditors.(13)

27       Financial Data Schedule.

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

         (13)     Filed as an exhibit hereto.

         (14)     Filed as an exhibit to the Company's Current Report on Form
                  8-K as of November 6, 1997

         (b) The Company did not file any Form 8-K Current Reports during the fourth quarter of the fiscal year ended September 30, 1997.

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

                                     TRANSMEDIA NETWORK INC.

                                     By: /S/ STEPHEN E. LERCH
                                     ---------------------------
                                     Stephen E. Lerch, Executive Vice President
                                     and Chief Financial Officer

Dated:  December 16, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the follwing persons on behalf of the Registrant and in the capacities and on the date indicated.


NAME                                    TITLE                  DATE
----                                    -----                  ----

/s/ MELVIN CHASEN                 Director, Chairman         December 22, 1997
--------------------------        of the Board, President
Melvin Chasen                     and Chief Executive
                                  Officer

/s/ JAMES M. CALLAGHAN            Director, Vice President   December 22, 1997
--------------------------
James M. Callaghan

__________________________        Director                   December   , 1997
Jack Africk

__________________________        Director                   December   , 1997
Herbert M. Gardner

/s/ IRWIN HOCHBERG                Director                   December 22, 1997
--------------------------
Irwin Hochberg

/s/ HENRY SEIDEN                  Director                   December 22, 1997
--------------------------
Henry Seiden

/s/ BARRY S. KAPLAN               Director, Vice President   December 22, 1997
--------------------------
Barry S. Kaplan

/s/ STEPHEN E. LERCH              Executive Vice President   December 22, 1997
---------------------------       and Chief Financial
Stepehn E. Lerch                  Officer (Principal
                                  Financial and
                                  Accounting Officer)

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                           Consolidated Financial Statements
                           September 30, 1997 and 1996

                  (With Independent Auditors' Report Thereon)

KPMG Peat Marwick LLP                                              1897-1997

450 East Las Olas Boulevard        Telephone 954 524 6000  Telefax 954 462 4836
Fort Lauderdale, FL 33301


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and
   Stockholders
Transmedia Network Inc.:

We have audited the consolidated financial statements of Transmedia Network Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transmedia Network Inc. and subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                    /s/ KPMG Peat Marwick LLP
                                        ---------------------
                                        KPMG Peat Marwick LLP

November 13, 1997
Miami, Florida


                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1997 and 1996

                                 (in thousands)

                                  ASSETS                                    1997             1996
                                  ------                                    ----             ----
Current assets:

     Cash and cash equivalents                                            $ 7,223           3,603
     Restricted cash (note 2)                                               2,166               -
     Accounts receivable, net                                               2,260           2,617
     Rights-to-receive, net (note 2)
        Unrestricted                                                        5,110          37,526
        Securitized and owned by Trust                                     35,245               -
     Prepaid expenses and other current assets                              2,279           1,928
                                                                          -------         -------
                   Total current assets                                    54,283          45,674

Securities available for sale, at fair value (note 3)                       1,988           1,868
Equipment held for sale or lease, net (note 4)                                981             712
Property and equipment, net (note 5)                                        7,275           5,664
Other assets                                                                1,375             582
Restricted deposits and investments (note 2)                                1,980               -
Excess of cost over net assets acquired and other intangible
   assets(note 10)                                                          4,803              14
                                                                          -------        --------

                   Total assets                                           $72,685          54,514
                                                                           ======          ======
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable - rights-to-receive                                 $ 4,768           4,784
     Accounts payable - reimbursable tax and tips                             410             485
     Accounts payable - other                                               2,996           2,679
     Accrued expenses                                                         791             773
     Deferred membership fee income                                         3,256           4,103
                                                                          -------         -------
                   Total current liabilities                               12,221          12,824

Secured non-recourse notes payable (note 2)                                33,000               -
Line of credit (note 15)                                                        -          15,000
Other long-term liabilities                                                 2,160             937
                                                                          -------        --------
                   Total liabilities                                       47,381          28,761
                                                                           ------          ------

Commitments (notes 7, 12, 13 and 16)

Stockholders' equity (notes 7 and 8):
     Preferred stock                                                            -            -
     Common stock                                                             204             202
     Additional paid-in capital                                            10,635          10,547
     Unrealized gain on securities available for sale, net (note 5)         1,059             985
     Retained earnings                                                     13,406          14,019
                                                                           ------          ------
                   Total stockholders' equity                              25,304          25,753
                                                                           ------          ------

                   Total liabilities and stockholders' equity             $72,685          54,514
                                                                           ======          ======

See accompanying notes to consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

    For each of the years in the three-year period ended September 30, 1997
                    (in thousands, except income per share)

                                                                                1997            1996             1995
                                                                                ----            ----             ----
Operating revenue:
     Sales of rights-to-receive:
        Owned by Company                                           $          23,189           90,076          78,632
        Owned by Trust (note 2)                                               78,112             -               -
                                                                             -------           ------          ------

             Gross dining sales                                              101,301           90,076          78,632

        Cost of sales                                                         57,065           49,096          43,024
        Cardmember discounts                                                  23,004           21,476          19,839
                                                                             -------           ------          ------

     Net revenue from rights-to-receive                                       21,232           19,504          15,769

     Membership and renewal fee income                                         7,251            6,646           4,081
     Franchise fee income                                                      1,438            1,839           1,881
     Commission income                                                           403              497             423
     Processing income                                                           620             -               -
                                                                             -------           ------          ------

           Total operating revenues                                           30,944           28,486          22,154
                                                                             -------           ------          ------

Operating expenses:

     Selling, general and administrative expenses                             25,596           19,273          14,366
     Cardmember acquisition expenses                                           4,650            4,456           1,443
                                                                             -------           ------          ------

            Total operating expenses                                          30,246           23,729          15,809
                                                                             -------           ------          ------

                   Operating income                                              698            4,757           6,345

Other income (expense):

     Initial franchise fee and license fee income, net                           740               30             608
     Interest and other income                                                   450              172             337
     Interest expense and financing cost                                      (2,572)            (852)           (411)
                                                                             -------           ------          ------

                   Income (loss) before income taxes                            (684)           4,107           6,879

Income tax provision (benefit) (note 9)                                         (260)           1,561           2,683
                                                                             -------           ------          ------

                   Net income (loss)                               $            (424)           2,546           4,196
                                                                             =======           ======          ======

Net income (loss) per common and common
   equivalent share:

        Primary                                                    $           (.04)            .25              .42
                                                                             =======           ======          ======

        Fully diluted                                              $           (.04)            .25              .42
                                                                             =======           ======          ======

Weighted average number of common and common equivalent shares outstanding:

        Primary                                                               10,180           10,299          10,112
                                                                             =======           ======          ======

        Fully diluted                                                         10,184           10,299          10,112
                                                                             =======           ======          ======

See accompanying notes to consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

    For each of the years in the three-year period ended September 30, 1997
                                 (in thousands)

                                                   COMMON STOCK
                                             -----------------------      ADDITIONAL     UNREALIZED
                                              NUMBER                       PAID-IN         GAINS        RETAINED
                                             OF SHARES        AMOUNT       CAPITAL     (LOSSES), NET    EARNINGS         TOTAL
                                             ---------        ------      ----------    -------------    --------        -----
Balance, September 30, 1994                      9,619       $   192         9,478         1,275          7,980         18,925

     Net income                                   --            --            --            --            4,196          4,196

     Exercise of stock options                     222             4           342          --             --              346

     Income tax benefit related to
       stock option plan                          --            --             689          --             --              689

     Dividend                                     --            --            --            --             (398)          (398)

     Acquisition of franchise                      278             6             4          --              100            110

     Unrealized gains, net                        --            --            --             323           --              323
                                               -------       -------       -------       -------        -------        -------

Balance, September 30, 1995                     10,119           202        10,513         1,598         11,878         24,191

     Net income                                   --            --            --            --            2,546          2,546

     Exercise of stock options                       8          --              34          --             --               34

     Dividend                                     --            --            --            --             (405)          (405)

     Unrealized loss, net                         --            --            --            (613)          --             (613)
                                               -------       -------       -------       -------        -------        -------

Balance, September 30, 1996                     10,127           202        10,547           985         14,019         25,753

     Net loss                                     --            --            --            --             (424)          (424)

     Exercise of stock options                      63             2            64          --             --               66

     Income tax benefit related to
       stock option plan                          --            --              24          --             --               24

     Dividend                                     --            --            --            --             (189)          (189)

     Unrealized gains, net                        --            --            --              74           --               74
                                               -------       -------       -------       -------        -------        -------

Balance, September 30, 1997                     10,190       $   204        10,635         1,059         13,406         25,304
                                               =======       =======       =======       =======        =======        =======


See accompanying notes to consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

     For each of the years in the three-year period ended September 30, 1997
                                 (in thousands)

                                                                           1997                 1996            1995
                                                                           ----                 ----            ----
Cash flows from operating activities:

     Net income (loss)                                               $           (424)          2,546           4,196
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:

           Depreciation and amortization                                        2,232           1,163             694
           Amortization of deferred financing cost                                158             -               -
           Provision for rights-to-receive                                      3,209           2,075           2,332
           Deferred income taxes                                                 (256)            304            (115)

           Changes in assets and liabilities:
               Accounts receivable                                                357            (845)            527
               Rights-to-receive                                               (6,038)        (13,454)        (11,007)
               Prepaid expenses and other current assets                          886            (131)           (398)
               Other assets                                                      (372)         (1,175)            181
               Accounts payable - Rights-to-receive                               (17)           (149)          1,291
               Accounts payable - other                                           242           1,073             243
               Income taxes receivable (payable)                                 (791)           (330)           (319)
               Accrued expenses                                                   232            (255)            184
               Deferred membership fee income                                    (847)          1,236           1,347
                                                                               -------        -------         -------

                     Net cash used in operating activities                     (1,429)         (7,942)           (844)
                                                                               -------        -------         -------

Cash flow from investing activities:

     Additions to property and equipment                                       (3,443)         (3,354)         (2,020)
     Excess of cost over net assets acquired and intangible
        assets                                                                 (5,017)           -               -
     Increase in restricted deposits and investments                             (990)           -               -
                                                                               -------        -------         -------

                     Net cash used in investing activities                     (9,450)         (3,354)         (2,020)
                                                                               -------        -------         -------

Cash flows from financing activities:
     Proceeds from issuance of secured
           non-recourse notes                                                  31,978            -               -
     Net borrowings (repayments) on revolving line of credit                  (15,000)         13,000           2,000
     Increase in restricted cash                                               (2,166)           -               -
     Conversion of warrants and options for common stock, net
        of tax benefits                                                            90              34           1,035
     Dividends paid                                                              (403)           (405)           (380)
                                                                               -------        -------         -------

                     Net cash provided by financing activities                 14,499          12,629           2,655
                                                                               -------        -------         -------

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                                                           1997                 1996            1995
                                                                           ----                 ----            ----
                     Net increase (decrease) in cash               $            3,620           1,333            (209)

Cash and cash equivalents:

     Beginning of year                                                          3,603           2,270           2,479
                                                                               -------        -------         -------

     End of year                                                   $            7,223           3,603           2,270
                                                                               =======        =======         =======

Supplemental disclosures of cash flow information:

     Cash paid during the year for:

        Interest                                                   $            2,219             580              95
                                                                               =======        =======         =======

        Income taxes                                               $              764           1,382           2,138
                                                                               =======        =======         =======


Supplemental schedule of noncash investing and financing activities: Noncash investing and financing activities:
        During the years ended September 30, 1997, 1996 and 1995, the Company adjusted its available for sale investment portfolio to fair value; resulting in a net increase (decrease) to stockholders' equity of $74, ($613) and $323, net of deferred income taxes.

        At September 30, 1996 and 1995, dividends payable of $214 and $210, respectively, are recorded as accrued expenses. There is no dividend payable outstanding as of September 30, 1997.



See accompanying notes to consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


(1)      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)    DESCRIPTION OF BUSINESS

                Transmedia Network Inc. and subsidiaries' (the "Company") owns and markets a charge card ("the Transmedia Card") offering savings to the Company's card members on dining costs as well as savings on long distance calls, lodging, travel and retail catalogues. The Company's primary business activity is to acquire rights-to-receive food and beverage credits from restaurants ("Rights-to-receive"), which are then sold for cash to holders of the Transmedia card. These Rights-to-receive are primarily purchased by the Company for cash but may also be acquired in exchange for services.

                The Company's areas of operation include Central and South Florida, the New York, Chicago and Los Angeles metropolitan areas, Boston and surrounding New England, Philadelphia, San Francisco, Detroit, Indianapolis, Milwaukee, Denver and Phoenix. Franchised areas include most of New Jersey, Washington, D.C., Maryland, Virginia, Texas, North and South Carolina; Atlanta, Georgia, and parts of Tennessee. Licensing arrangements exist for the United Kingdom, Canada, and Europe, as well as the Asia-Pacific region.

                Transmedia Network Inc.'s corporate structure consists of three wholly owned subsidiaries: Transmedia Restaurant Company Inc. functions as the sales organization and is responsible for merchant acquisition and relationship management; TMNI International Incorporated is responsible for all foreign licensing; and Transmedia Service Company Inc. is responsible for all card member-related facets of the business, including the card member service center, domestic franchising, and support services to Transmedia Restaurant Company. In 1997, TNI Funding I, Inc. was established as a special purpose corporation as part of the securitization discussed in note 2. TNI Funding I, Inc. is a wholly owned subsidiary of Transmedia Service Company, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

         (B)    RIGHTS-TO-RECEIVE

                Rights-to-receive ("Rights") are composed primarily of food and beverage credits acquired from restaurants. Rights are stated at the gross amount of the commitment to the establishment (approximately 50 percent of the retail value of Rights obtained). Accounts payable-Rights represent the unfunded portion of the total commitments. Cost is determined by the first-in, first-out method. The Company reviews the realizability of the Rights on a periodic basis and provides for anticipated losses on Rights-to-receive from restaurants that have ceased operations or whose credits are not utilized by cardholders. These losses are offset by recoveries from restaurants previously written off.

         (C)    SECURITIES AVAILABLE FOR SALE

                The company classifies any debt and marketable equity securities in one of three categories: trading, available for sale, or held to maturity. Securities available for sale are recorded at fair value. Realized gains and losses from the sale of securities available for sale are computed using the specific identification method. Unrealized gains and losses on

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                securities, net of the related tax effects, are recorded as a separate component of stockholders' equity until realized.

         (D)    PROPERTY AND EQUIPMENT

                Property and equipment are stated at cost. Depreciation on property and equipment used in the business is calculated on the straight-line method over an estimated useful life of five years. Amortization of leasehold improvements is calculated over the shorter of the lease term or estimated useful life of the asset.

                Equipment held for sale or lease consists primarily of electronic terminals used for credit card processing and is stated at cost. Depreciation is calculated on a straight line basis over a three year life.

         (E)    EXCESS OF COST OVER NET ASSETS ACQUIRED

                Excess of cost over net assets acquired, which resulted primarily from the purchase of The Western Transmedia Company, Inc. (see note 10), is amortized on a straight line basis over the expected periods to be benefited, generally 20 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

         (F)    DEFERRED MEMBERSHIP AND RENEWAL FEE INCOME

                Initial membership and renewal fees are billed in advance and amortized on a straight-line basis over 12 months, which represents the standard cardholder's membership period.

                Certain costs of acquiring cardmembers are deferred and amortized, on a straight-line basis over 12 months. The advertising costs capitalized as assets by the Company represent initial fee-paying member acquisition costs resulting from direct-response campaign costs that are recorded as incurred. Campaign costs include incremental direct costs of direct-response advertising, such as printing of brochures, campaign applications and mailing; as well as, payroll and payroll-related costs paid to employees directly related to the campaigns and to outside sources. Such costs are deferred only to the extent of initial membership fees generated by the campaign.

                Card member acquisition expenses represent the cost of acquiring cardmembers and consist primarily of direct-response advertising costs incurred in excess of fees received and amortization of previously deferred costs.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

         (G)    REVENUE RECOGNITION

                Gross dining sales represent the retail value of the rights-to-receive that are recognized when cardmembers use the Transmedia Card at a dining establishment.

                Continuing franchise fee revenue represents royalties calculated as a percentage of the franchisees' sales and is recognized when earned. Initial franchise fees and license fees are recognized when material services or conditions relating to the sale of the franchise have been substantially performed.

                Commission income represents income earned on discounted products and services provided by third parties to the Company's cardholders. Such services consist of retail catalogues, phone cards and travel services.

         (H)    COST OF SALES AND CARDMEMBER DISCOUNTS

                Cost of sales is composed of the cost of rights-to-receive sold, provision for rights-to-receive losses and related processing fees.

                Cardmember discount represents the specific discount given to cardmembers whenever the Transmedia Card is used.

         (I)    USE OF ESTIMATES

                Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         (J)    STOCK BASED COMPENSATION

                In fiscal 1997, the Company adopted the disclosure only provision of Statement of Financial Accounting Standards ("SFAS") No.123, "Accounting for Stock-Based Compensation." The Company continues to account for its stock compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No.25, "Accounting for Stock Issued to Employees."

         (K)    INCOME PER COMMON AND COMMON EQUIVALENT SHARE

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

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

         (L)    INCOME TAXES

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

         (M)    CASH AND CASH EQUIVALENTS

                Cash and cash equivalents are instruments with original maturities at the date of purchase of three months or less.

          (N)   RECLASSIFICATION

                Certain prior year amounts have been reclassified to conform with the 1997 presentation. Deferred membership fee revenue is classified as a current liability and electronic processing expense previously recorded in general and administrative expenses, is now allocated to the specific revenue items.

         (O)    NEW ACCOUNTING PRONOUNCEMENTS

                In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS No. 128) which establishes standards for computing and presenting earnings per share (EPS). SFAS No. 128 replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS. Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur from any instrument which could result in additional common shares being issued. SFAS No. 128 must be adopted for the Company's fiscal year 1998 and requires restatement of all prior-period EPS data presented. The adoption will not materially affect the EPS reported during fiscal year 1997, 1996 or 1995.

                In June 1997, SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" were issued and are effective for fiscal periods beginning after December 15, 1997 with early adoption permitted. Currently, the Company is evaluating the effects these statements will have on its financial reporting and disclosures.

(2)      SALE OF RIGHTS-TO-RECEIVE

         On December 24, 1996, the Company made an initial transfer of $33 million of rights-to-receive to a special purpose corporation ("SPC"), an indirect wholly owned subsidiary, as part of a revolving securitization. The rights-to-receive, which were sold to the SPC without recourse,

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

         were in turn transferred to a limited liability corporation ("Issuer"), which issued $33 million of fixed rate securities in a private placement to various third party investors.

         In exchange for the rights-to-receive, which have a retail value of approximately $66 million before cardmember discounts, the Company received approximately $32 million, after transaction costs, and a 1% equity interest in the Issuer. Future excess cash flows, expected to be generated from the securitized assets as the rights-to-receive are exchanged for meals by Company cardholders, and are remitted to the Company on a monthly basis as a return on capital from the Issuer. Excess cash flows are determined after payments of interest to noteholders and investors, as well as trustee and servicing fees. It is anticipated that the net revenue from securitized assets will be received in approximately the same amount and within the same time frame that such revenue would have been received had the securitization not taken place. Rights-to-receive currently held by the Issuer, as well as cash and certain deposits restricted under the securitization agreement, have been separately depicted in the consolidated balance sheet.

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

(3)      SECURITIES AVAILABLE FOR SALE

         Securities available for sale consist of marketable equitable securities that are recorded at fair value and have an aggregate basis of $280 as of September 30, 1997 and 1996. Gross unrealized gains were $1,774 and $1,750 and gross unrealized losses were $66 and $161 as of September 30, 1997 and 1996, respectively. There were no realized gains or losses for the years ended September 30, 1997, 1996 and 1995. Deferred income taxes associated with the net unrealized gains were $649 and $604 at September 30, 1997 and 1996, respectively.

(4)      EQUIPMENT HELD FOR SALE OR LEASE

         Equipment held for sale and lease consists primarily of electronic terminals used for credit card processing. The cost of the terminals on hand is determined on a first in, first out basis. The amount presented on the balance sheet represents the net book value of terminals after reduction for terminals sold and accumulated depreciation of $172 on terminals currently under lease at September 30, 1997. There was no depreciation in fiscal 1996.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

(5)      PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                              September 30,
                                                         ---------------------
                                                          1997            1996
                                                         -----            ----

                 Furniture and fixtures              $      644             355
                 Office equipment                        10,463           7,386
                 Leasehold improvements                     131              54
                                                         ------          ------
                                                         11,238           7,795
                 Less accumulated depreciation and
                      amortization                       (3,963)         (2,131)
                                                         ------          ------

                                                     $    7,275           5,664
                                                          =====           =====

         Depreciation and amortization expense for the years ended September 30, 1997, 1996 and 1995 was $1,812, $1,153 and $684, respectively.

(6)      FAIR VALUES OF FINANCIAL INSTRUMENTS

         The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of cash and cash equivalents, restricted cash, accounts receivable, rights-to-receive, securities available for sale, accounts payable and notes payable approximate the carrying amounts at September 30, 1997 and 1996. The fair value of the rights-to-receive is based upon the sale described in note 2. The fair value of the securities available for sale is based upon quoted market prices for these or similar instruments.

(7)      STOCK OPTION PLANS

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

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

         years from the date of grant and each becomes exercisable in installments of 25 percent of the underlying shares for each year the option is outstanding, commencing on the first anniversary of the date of grant.

         In March 1996, the 1996 Long-Term Incentive Plan (the "1996 Plan") was approved for adoption by the Company's stockholders. Under the 1996 Plan, the Company may grant awards, which may include stock options, stock appreciation rights, restricted stock, deferred stock, stock granted as a bonus or in lieu of other awards, dividend equivalents and other stock based awards to directors, officers and other key employees and consultants of the Company. A maximum of 505,966 shares of the Company's common stock is included in the 1996 Plan. Stock options granted under the 1996 Plan may be either incentive stock options or nonqualified stock options for federal income tax purposes. The exercise price under an incentive stock option to a person owning stock representing more than 10 percent of the common stock must equal at least 110 percent of the fair market value at the date of grant. Options are exercisable not less than one year after the date of grant.

         At September 30, 1997, there were 275,466 shares available for grant under the 1996 Stock Option Plan. The per share weighted average fair value of stock options granted during 1997 ranged from approximately $2.27 to $3.09 on the dates granted using the Black-Scholes option-pricing model with the following weighted-average assumption: expected dividend yield is 4%, risk-free interest rate of 5.8%, and expected lives ranging from five to ten years.

         The Company has continued to comply with APB No.25 to account for stock options and accordingly, no compensation expense has been recognized in the financial statements. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                            1997             1996
                                            ----             ----
           Net Income
              As reported                   (424)             2,546
              Pro forma                     (719)             2,365

           Net Income per Common and
           Common Equivalent Share
              As reported                   (.04)               .25
              Pro forma                     (.06)               .24


         The full impact of the calculation of compensation expense for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation expense is reflected over the option's vesting period which could be up to five years. Also, the provision of SFAS 123 apply to grants awarded subsequent to December 15, 1994.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

         Stock option activity during the periods indicated is as follows:

                                                   INCENTIVE STOCK OPTIONS          NONQUALIFIED OPTIONS
                                                   --------------------------    ----------------------------
                                                                     WEIGHTED                        WEIGHTED
                                                                      AVERAGE                         AVERAGE
                                                                      EXERCISE                        EXERCISE
                                                       SHARES          PRICE           SHARES          PRICE
                                                       ------          -----           ------          -----
           Balance at September 30, 1995               509,529          9.85           421,250          5.23
                    Granted(1987 Plan)                  35,000          7.91                 -             -
                    Granted(1996 Plan)                  50,000         10.00                 -             -
                    Exercised                           (8,156)         4.13                 -             -
                    Cancellations                            -             -                 -             -
                                                       -------         -----          --------         -----
           Balance at September 30, 1996               586,373          9.82           421,250          5.23
                    Granted(1996 Plan)                 206,800          4.52                 -             -
                    Exercised                          (26,156)         3.88          (168,748)         3.88
                    Cancellations                      (57,049)          9.3            (5,002)        11.37
                                                       -------         -----          --------         -----
           Balance at September 30, 1997               709,968          8.54           247,500          6.02
                                                       =======         =====          ========         =====


         At September 30, 1997, the range of weighted average exercise prices and remaining contractual life of outstanding options was $4.375 to $15.00 and 1 to 10 years, respectively.

         At September 30, 1997 and 1996, the number of options exercisable was 635,718 and 745,066 and the weighted-average exercise price of those options was $8.29 and $6.81, respectively.


(8)      STOCKHOLDERS' EQUITY

         The Company has 1 million authorized shares of preferred stock, $.10 par value per share; none of which has been issued.

         The Company has 20 million authorized shares of common stock, $.02 par value per share; with 10,189,956 and 10,126,926 issued and outstanding at September 30, 1997 and 1996, respectively.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

(9)      INCOME TAXES

         The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 1997 and 1996 are as follows:

                                                                   1997                   1996
                                                                   ----                   ----
     Deferred tax assets:
     Rights-to-receive                                           $   298                $   132
     Travel programs                                                 146                     99
     Reserve for frequent flyer miles obligation                     106                   --
     Charitable contributions                                         72                   --
     Other                                                            53                     12
                                                                 -------                -------

     Deferred tax assets                                             675                    243
                                                                 -------                -------

     Deferred tax liabilities:

     Unrealized gain on securities available for sale                649                    604
     Deferred advertising costs                                       47                    141
     Property and equipment                                          474                    191
                                                                 -------                -------

     Deferred tax liabilities                                      1,170                    936
                                                                 -------                -------

                    Net deferred tax liability                      (495)                  (693)
                                                                 =======                =======

         There was no valuation allowance for deferred tax assets
         September 30, 1997 and 1996. The increase/(decrease) in deferred tax liability related to securities available for sale was $45 and ($418) during 1997 and 1996, respectively.

         Income tax provision (benefit) for the years ended September 30, 1997, 1996 and 1995 is as follows:

                                                                CURRENT          DEFERRED           TOTAL
                                                                -------          --------           -----
                1997:
                     U.S. federal                         $             (4)           (206)              (210)
                     State and local                                     -             (50)               (50)
                                                                   -------            ----              -----
                                                          $             (4)           (256)              (260)
                                                                   =======            ====              =====
                1996:
                     U.S. federal                         $            922             336              1,258
                     State and local                                   335             (32)               303
                                                                   -------            ----              -----
                                                          $          1,257             304              1,561
                                                                   -------            ----              -----
                1995:
                     U.S. federal                         $          2,179             (75)             2,104
                     State and local                                   619             (40)               579
                                                                   -------            ----              -----
                                                          $          2,798            (115)             2,683
                                                                   =======            ====              =====

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

         Reconciliation of the statutory federal income tax rate and the Company's effective rate for the years ended September 30, 1997, 1996 and 1995, is as follows:

                                                  1997                         1996                        1995
                                           ------------------          ------------------           ------------------
                                                  % OF PRETAX                  % OF PRETAX                 % OF PRETAX
                                           AMOUNT    EARNINGS          AMOUNT    EARNINGS           AMOUNT    EARNINGS
                                           ------    --------          ------    --------           ------    --------
        Federal tax rate                   $(232)     34.0             $1,396      34.0%            $2,339      34.0%
        State and local taxes,
             net of federal

             income tax benefit              (33)      4.8                200       4.9                382       5.6
        Other                                  5      (0.8)               (35)     (0.9)               (38)     (0.6)
                                           -----      ----             ------      ----             ------      ----

                                           $(260)     38.0%            $1,561      38.0%            $2,683      39.0%
                                           =====      ====             ======      ====             ======      ====


(10)     FRANCHISE AGREEMENTS

         The Company, as franchiser, has entered into various ten-year franchising agreements. In accordance with these agreements, the Company has granted franchisees a territory with at least 625 full-service restaurants that accept certain major credit cards. The Company will continue to develop trademarks for itself and the system of franchisees and in addition provide marketing, advertising, training and other administrative support.

         The franchisees are responsible for soliciting restaurants and cardholders, advancing consideration to the restaurants to obtain Rights-to-receive food and beverage credits, and maintaining adequate insurance.

         In consideration for granting the franchises, the franchisees paid the Company initial franchise fees and an initial fee to the Company's advertising and development fund. Continuing fees to be paid by the franchisees are as follows:

               /bullet/ 7.5 percent of the total food and beverage credits used within the franchisee's territory.

               /bullet/ 2.5 percent of the total credits used within the
                        franchisee's territory to be deposited into the advertising and development fund.

               /bullet/ A processing fee of $0.20 per sale transaction.

               /bullet/ A weekly service charge of $0.23 per participating restaurant in the franchisee's territory.

         There were no franchise territories sold during 1996 or 1997.

         On November 15, 1996, the Company entered into a purchase agreement with The Western Transmedia Company, Inc. ("Western"), a franchisee of the Company. Under the terms of the agreement, the Company reacquired for cash the right to operate its business in California, Oregon, Washington and a portion of Nevada, Western's rights-to-receive and its furniture, fixtures and equipment, as well as the assumption of certain obligations. The transaction closed

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

         on January 2, 1997. The purchase price was approximately $7,454 of which $4,750 represented the cost of the franchise, which has been recorded as the excess of cost over net assets acquired. The Company had previously received 60,000 shares of publicly traded common stock in connection with the initial sale of this franchise, representing 2.3 percent of the franchisee's common stock. The shares are included in securities available for sale. In addition, the chairman and a director of the Company own 0.3 percent and 6.5 percent of the franchisee's common stock, respectively.

         The Company has made an offer to acquire all the rights-to-receive of East America Trading Company, its franchisee in the Carolinas and Georgia, and to terminate and cancel the franchise agreement. The offer consists of 170,000 shares of Transmedia Network stock. The effective date of the termination of the franchise is contemplated for December 4, 1997, at which time the Company intends to assume operational control of the sales territories.

(11)     LICENSE AGREEMENTS

         The Company has an agreement for exclusive perpetual licenses of its software and trademark in the Asia-Pacific region and the continent of Europe. In accordance with the agreements, the Company agreed to assist the licensees with training relating to sales, administration, technology and operations of the business. All material services or conditions relating to the license sales have been substantially performed or satisfied by the Company. The licensee may grant sublicenses in the territories and is responsible for the operations of the business in the respective regions, including procuring member restaurants and providing related services and activities throughout the territory.

         In consideration for granting the exclusive licenses, the licensee paid the Company license fees aggregating $2,375 for the master license agreements and has granted to the Company a five percent equity interest in the new entities which will operate in the United Kingdom, Australia and New Zealand. The shares comprising the equity interests are included in securities available for sale. Continuing fees to be paid by the licensee are as follows:

               /bullet/ 25 percent of any amounts that the licensee receives from any sublicensee within the territory, other than Australia, New Zealand and the United Kingdom. Such amounts shall include, but not be limited to, royalty payments, transfer fee payments and up-front sublicense fee payments. The portion of the up-front sublicense fee paid to the Company shall not be less than $250, unless otherwise agreed to by the Company, and in no event less than $500, for each of the People's Republic of China and Japan.

               /bullet/ Royalty of two percent of gross sales of the Australia and New Zealand sublicensee and the United Kingdom sublicensee, and 25 percent of any other amounts that the licensee receives from the sublicensee.


         During 1995, the Company received $250 from the European licensee when it exercised its right to sublicense within the territory.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

         In December 1996, the Company amended its agreements with its international licensees, Transmedia Europe, Inc. and Transmedia Asia-Pacific, Inc. permitting them to acquire, on a worldwide basis, the business of Countdown, plc Holding Corp. ("Countdown"). Upon closing of the Countdown acquisition, the Company received $250 in cash and a $500 note bearing interest at 10%, which is payable on April 1, 1998. At the Company's option, the note may be converted into stock of the licensees.

(12)     LEASES

         The Company leases certain equipment and office space under long-term lease agreements.

         Future minimum lease payments under noncancelable operating leases as of September 30, 1997 are as follows:

                                            YEAR ENDING
                                           SEPTEMBER 30,           AMOUNT
                                           -------------           ------
                                                1998               $  728
                                                1999                  652
                                                2000                  579
                                                2001                  498
                                                2002                  113
                                                                   ------

                                    Total minimum lease payments   $2,570
                                                                   ======

         Rent expense charged to operations was $625, $387, and $293 for the years ended September 30, 1997, 1996 and 1995, respectively.

(13)     COMMITMENTS

         On July 14, 1995, the Company entered into an unconditional guaranty agreement with a financial institution, to extend credit in the amount of $450 to a franchisee, which agreement is still outstanding at September 30, 1997.

         On November 15, 1996, the Company amended its employment agreement with its president and chief executive officer through September 30, 1999. The agreement provides for salary at an annual rate of $375 through September 30, 1998; and $400 through September 30, 1999, plus 5 percent of the Company's pretax income not to exceed $700 for the fiscal years ended September 30, 1998 and 1999. In addition, in the event of a sale of the Company, the president has the right to resign from his positions with Transmedia within one year and receive $1 million upon such resignation.

         On November 15, 1996, the Company's consulting agreement with its president and chief executive officer was amended to commence on the termination of his employment agreement

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

         and to continue for ten years thereafter. The agreement provides compensation at an annual amount equal to 50 percent of the sum of the highest base salary and bonus received by the president in any year under the employment agreement, discussed above, not to exceed in any one year during the term of the consulting agreement, 10 percent of the Company's prior year's pretax income, but in any event not less than $100.

         The Company also amended an employment agreement with two vice presidents of the Company, one of which is the president of Transmedia Restaurant Company and the other is president of Transmedia Service Company, through September 30, 1999. The agreement provides for salary at an annual rate of $315 through September 30, 1998; and $335 through September 30, 1999, plus eligibility for a bonus up to 50% of his salary.

         On October 31, 1994, the Company approved a severance plan for selected officers and key employees of the Company. This plan offers one year of salary for each year of service with the Company, up to a maximum of three years, if, within the two-year period following a change in control of the Company, either the individual is terminated or certain events occur and the individual voluntarily resigns from the Company.

(14)     LINE OF CREDIT

         Prior to the securitization discussed in note 2, the Company maintained a $20 million line of credit. As a result of the sale of rights-to-receive described in Note 2, the outstanding obligation under the line of credit was refinanced and the credit facility was terminated on December 24, 1996.

         On November 6, 1997, the Company obtained a line of credit with a bank for $10 million to be used principally to finance the purchase of rights-to-receive. This line of credit is unsecured and may be drawn down based on an advance rate calculated as a percentage of unrestricted rights-to-receive. The line of credit matures on February 1, 1999 and bears interest at the prime rate with a LIBOR option.

(15)     BUSINESS AND CREDIT CONCENTRATIONS

         Most of the Company's customers are located in the New York City, California, Massachusetts and Florida areas. No single customer accounted for more than 5 percent of the Company's sales in any fiscal year presented.

         No single restaurant's Rights-to-receive balance was greater than 5 percent of the total Rights-to-receive balance at September 30, 1997 or 1996.

 (16)    LITIGATION

         In December 1996, the Company terminated its license agreement (the "Agreement") with Sports & Leisure Inc. ("S&L"). In February 1997, S&L commenced an action against the Company in the 11th Judicial Circuit, Dade County, Florida, alleging that the Company

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

         improperly terminated the S&L license agreement and seeking money damages. The Company has counterclaimed against S&L for breach of the Agreement and intends to pursue the action vigorously. Management does not expect the outcome of this case to adversely impact the financial position of the Company.

(17)     SUBSEQUENT EVENTS

         On November 7, 1997, the Company entered into an agreement to sell 2.5 million newly-issued common shares and non-transferable warrants to purchase an additional 1.2 million common shares for a total of $10,625 to affiliates of Equity Group Investments, Inc., a privately held investment company. The non-transferable warrants will have a term of five years; one third of the warrants will be exercisable at $6.00 per share, another third will be exercisable at $7.00 per share and the third and final will be exercisable at $8.00 per share. As part of this strategic investment, Equity Group will nominate two candidates for the Board of Directors who will join three of the Company's existing directors and two new independent directors.

(18)     SELECTED QUARTERLY FINANCIAL DATA

         Selected quarterly financial data is as follows:

                                                   THREE MONTHS ENDED                           YEAR ENDED
                                    -------------------------------------------------------    -------------
                                    SEPTEMBER 30,    JUNE 30,     MARCH 31,    DECEMBER 31,    SEPTEMBER 30,
                                        1997           1997          1997          1996             1997
                                        ----           ----          ----          ----             ----
    Gross dining sales:                26,507         25,640        26,473        22,681          101,301

    Operating revenue:                  8,982          7,702         7,283         6,977           30,944

    Operating income (loss):              855            118          (271)           (4)             698

    Net Income:                           183            184          (587)         (204)            (424)

    Earnings per share:                   .02            .02          (.06)         (.02)            (.04)


                                                   THREE MONTHS ENDED                         YEAR ENDED       YEAR ENDED
                               ----------------------------------------------------------- --------------  ---------------
                                   SEPTEMBER 30,    JUNE 30,      MARCH 31,    DECEMBER 31,   SEPTEMBER 30,   SEPTEMBER 30,
                                       1996           1996          1996           1995            1996            1995
                                       ----           ----          ----           ----            ----            ----
    Gross dining sales:       $        23,394         23,271        22,743         20,668          90,076          78,632

    Operating revenue:                  7,975          7,384         7,008          6,119          28,486          22,154

    Operating income:                   1,109          1,529           829          1,290           4,757           6,345

    Net Income:                           464            839           462            781           2,546           4,196

    Earnings per share:                   .05            .08           .05            .08             .25             .42


                            TRANSMEDIA NETWORK, INC.

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

        For each of the years in the three-years ended September 30, 1997
                                 (in thousands)

                                                          BALANCE,       CHARGED                       BALANCE,
                                                         BEGINNING          TO                          END OF
                                                         OF YEAR        EXPENSES      WRITE-OFFS        YEAR
                                                         -------        --------      ----------        ----
Accounts receivable:
     Year ended September 30, 1997:

        Allowance for doubtful accounts                  $    15            501            (501)         15
                                                            ====         ======          =======       ====

     Year ended September 30, 1996:
        Allowance for doubtful accounts                  $    15            425            (425)         15
                                                            ====         ======          ======        ====

     Year ended September 30, 1995:
        Allowance for doubtful accounts                  $    25            333            (343)         15
                                                            ====         ======          ======        ====

Rights to receive:
     Year ended September 30, 1997:
        Allowance for doubtful accounts                   $  320          3,209          (2,764)        765
                                                             ===          =====          ======         ===

     Year ended September 30, 1996:
        Allowance for doubtful accounts                   $  900          2,075          (2,655)        320
                                                             ===          =====          ======         ===

     Year ended September 30, 1995:
        Allowance for doubtful accounts                   $  700          2,332          (2,132)        900
                                                             ===          =====          ======         ===

                                 EXHIBIT INDEX


EXHIBIT                          DESCRIPTION
-------                          -----------

10.9 Amendment dated January 20, 1997 to Employment Agreement between Company and James Callaghan.

10.10 Amendment dated January 20, 1997 to Employment Agreement between Company and Barry Kaplan.

27.                      Financial Data Schedule