Form 10-K/A
period 1997-09-30
TRANSMEDIA NETWORK INC /DE/
filed 1998-01-28
CIK 78536

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------

                                  FORM 10-K/A1


                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended            September 30, 1997
                            ------------------------------------

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from                                to
                               ------------------------------   --------------


                         Commission file number   1-13806
                                               -------------


                             TRANSMEDIA NETWORK INC.
                             -----------------------
             (Exact name of Registrant as specified in its charter)

             Delaware                                        84-6028875
             --------                                        ----------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)

                 11900 Biscayne Boulevard, Miami, Florida 33181
                 ----------------------------------------------
               (Address of principal executive offices) (zip code)

                                  305-892-3300
                                  ------------
                         (Registrant's telephone number,
                              including area code)

           Securities registered pursuant to Section 12(b) of the Act:


                                                    Name of each exchange
 Title of each class                                on which registered
 -------------------                                -------------------

       None                                                None

           Securities registered pursuant to Section 12(b) of the Act:

                     Common Stock, par value $.02 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
                     -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 16, 1997: $52,048,482.

Number of shares outstanding of Registrant's Common Stock, as of December 16, 1997: 10,359,956.

DOCUMENTS INCORPORATED BY REFERENCE:

         This Form 10-K/A Report amends the Form 10-K Report filed by Transmedia Network Inc. (the "Registrant") with the Securities and Exchange Commission on December 22, 1997 (the "Original Report"). Items 10, 11, 12 and 13 of Part III of the Original Report were incorporated by reference to the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed with the Commission by January 28, 1998. Registrant has filed preliminary proxy material with the Commission. The definitive Proxy Statement will not be filed by January 28, 1998. Accordingly, Registrant is filing this amendment to the Original Report to provide the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K. The statements contained in the Introduction on page 1 of the Original Report are hereby incorporated by reference herein.



                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



         The members of the Company's Board of Directors and nominees to the Company's Board of Directors are as follows (Note, Messrs. Chasen, Africk and Gardner are also nominees for election to the Company's Board of Directors at the 1998 Annual Meeting of Stockholders):



                   CURRENT DIRECTORS AND NOMINEES FOR ELECTION

                                     Position and/or                  Director
Nominee                  Age         Principal Occupation              Since
-------                  ---         --------------------              -----

Melvin Chasen             69         Chairman of the Board,             1984
                                     President and Chief
                                     Executive Officer of the
                                     Company


Jack Africk               69         Chairman of the Board,             1992
                                     Evolution Consulting
                                     Group, Inc.

James J. Callaghan        57         Vice President of the              1991
                                     Company and
                                     President, Transmedia
                                     Restaurant Company Inc.

Irwin Hochberg            69         Senior Partner and                 1987
                                     President, Bloom
                                     Hochberg & Co., P.C.

                                     Position and/or                  Director
Nominee                   Age        Principal Occupation              Since
-------                   ---        --------------------              -----

Barry S. Kaplan           39         Vice President of the             1996
                                     Company and
                                     President, Transmedia
                                     Service Company Inc.

Henry Seiden              69         Chairman and Chief                1988
                                     Executive Officer, The
                                     Seiden Group Inc.

Herbert M. Gardner        58         Senior Vice President,            1983
                                     Janney Montgomery
                                     Scott, Inc.

Rod F. Dammeyer           57         Managing Director,                 *
                                     Equity Group
                                     Investments, Inc.

F. Philip Handy           53         Managing Director,                 *
                                     Equity Group
                                     Investments, Inc.

George S. Wiedemann       53         Chairman of the Board              *
                                     and Chief Executive
                                     Officer, Grey
                                     Marketing

Lester Wunderman          77         Chairman of the Board,             *
                                     Wunderman Cato
                                     Johnson



------------------------------
*Not previously a director of the Company



Business Experience



         Mr. Chasen has been a director and the Chairman of the Board, President and Chief Executive Officer of the Company since 1984. From 1984 through 1987, he was a director, Chairman of the Board, President and Chief Executive Officer of Transmedia Colorado. From its inception in 1983 until 1984, he was President and a director of Transmedia Network Inc., a private Delaware corporation engaged in the media barter business, which merged with Transmedia Colorado in 1984. Until March 1995, Mr. Chasen served as a director of The Western Transmedia Company, Inc., as a director of Transmedia Europe, Inc., the Company's European licensee, and as a director of Transmedia Asia Pacific, Inc., the Company's licensee for the Asia-Pacific rim region.



         Mr. Africk, who became a director of the Company in 1992, is the Chairman of the Board of Evolution Consulting Group, Inc., Boca Raton, Florida. From 1993 to 1995, he was Vice Chairman of the Board of Duty Free International, Inc., and was a director of that company until August 1997. Until June 1993, Mr. Africk was Vice Chairman of UST, Inc. and the President and Chief Executive Officer of its subsidiary, United States Tobacco Company. He is also a director of Crown Central Petroleum Corporation and of Tanger Factory Outlet Centers.



         Mr. Callaghan, a director of the Company since 1991, was elected Vice President of the Company and President of Transmedia Restaurant Company Inc., a subsidiary, in 1994. He joined the Company in 1989 and served as its Executive Vice President, Vice President, Sales and Marketing and Treasurer.



         Mr. Kaplan was elected a Vice President of the Company and President of Transmedia Service Company Inc., a subsidiary, in September 1995 and was elected a Director of the Company in March 1996. From 1986 until joining the Company, he served in various positions including Executive Vice President, Chief Operating Officer of Liberty Travel, Inc., a chain of full service travel agencies.



         Mr. Hochberg, a director of the Company since 1987, served as director of Transmedia Network Inc., a Colorado corporation ("Transmedia Colorado"), which was merged into the Company. He has been Senior Partner and President of Bloom Hochberg & Co., P.C., a firm of certified public accountants, for more than seven years. He is also a director of Ampal-America Israel Corporation, a subsidiary of Bank Hapoalim, which finances industrial, financial, commercial and agricultural enterprises.



         Mr. Seiden, a director of the Company since 1988, is presently the Chairman and Chief Executive Officer of The Seiden Group, Inc., an advertising consultant, and Vice Chairman of Jordan, McGrath, Case & Taylor Inc., an advertising agency. Mr. Seiden had been the Chairman of Ketchum Advertising, New York, an advertising agency which is a division of Ketchum Communications, Inc., from 1987 through 1991.




         Mr. Gardner, a director of the Company since 1983, has been employed as a Senior Vice President of Janney Montgomery Scott Inc., an investment banking firm, for more than five years. He was a director of two predecessors of the Company from 1983 through 1987. Mr. Gardner is a director of Nu Horizons Electronics Corp., an electronics components distributor. He is Chairman of the Board of Supreme Industries, Inc., a company which manufactures specialized truck bodies and shuttle buses. Mr. Gardner is also a director of American Country Holdings Inc., a property and casualty insurance holding company. This company (formerly, the Western Transmedia Company Inc.) was the Company's franchisee in California, Oregon, Washington and parts of Nevada until January 1997. He is also a director of TGC Industries, Inc., a company in the geophysical services industry, a director of Hirsch International Corp., an importer of computerized embroidery machines, a developer of embroidery machine application software and a provider of other services to the embroidery industry.



         Rod F. Dammeyer is a Managing Director of Equity Group Investments, Inc. He also serves as President, Chief Executive Officer and a director of Anixter International, Inc., where he has been employed since 1985. Currently, Mr. Dammeyer also serves as a director of each of Antec Corporation, CNA Surety Corp., Inc., Grupo Azucarero Mexico (GAM), IMC Global, Inc., Jacor Communications, Inc., Lukens Inc. and TeleTech Holdings, Inc. He is also a trustee of Van Kampen American Capital, Inc, a closed-end fund, and a member of the Chase Manhattan Corporation Advisory Board.



         F. Philip Handy is a Managing Director of Equity Group Investments, Inc. Prior to joining Equity Group, Mr. Handy was Chairman and President of Winter Park Capital Company, a private investment firm he founded in 1980. From 1976 to 1980, he was President of ComBanks Corporation, a bank holding company in Central Florida. Mr. Handy formerly owned and was Chairman and Chief Executive Officer of Maryland Club Foods, Inc., a coffee roasting and marketing company which was purchased from the Coca-Cola Company and subsequently sold in October 1989 to Procter & Gamble Company. He also served as Chairman and Chief Executive Officer and was a majority owner of TOC Retail Inc., a 350-store gas marketing/convenience store chain. He was majority owner and Chairman of the Board of Bordo Citrus Products, Inc. and Lakeland Packing Company, citrus-based food service companies. Mr. Handy currently serves as a director of each of Anixter International, Inc., Banca Quandium S.A., Q-Tel, S.A. de C., and Jacor Communications, Inc.



         George S. Wiedemann is the Chairman of the Board and Chief Executive Officer of Grey Direct, a direct marketing agency that specializes in multimedia direct response advertising, which he founded in 1979. He also founded Grey Interactive in 1993 and Grey Direct e.marketing in 1995. Mr. Wiedemann was elected to the Direct Marketing Association Board of Directors in October 1990, and presently serves as Chairman Elect.



         Lester Wunderman is founder and Chairman of the Board of Wunderman Cato Johnson, a direct marketing advertising agency, and a director of Dentsu Wunderman Direct, an affiliated company, in Japan. He also currently serves as a Visiting professor of Direct Marketing at the School for Continuing Education at New York University and as a director of InfoNautics Inc. Mr. Wunderman was formerly a director of The Advertising Council and of Direct Marketing Association and served for two years as Secretary/Treasurer and as a member of the Operations Committee and Board of Directors of the American Association of Advertising Agencies. Mr. Wunderman coined the term "direct marketing" and is the author of two books: Frontiers of Direct Marketing, published in 1981, and Being Direct, published in 1997.

Executive Officers



         Information concerning the executive officers of the Company is set forth following Item 4 in Part I of the Original Report under the caption "Executive Officers of the Registrant".



Section 16(a) Beneficial Ownership Reporting Compliance



         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons holding more than 10 percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission reports of changes in ownership and annual reports of ownership of Common Stock and other equity securities of the Company. Such directors, executive officers and ten-percent stockholders are also required to furnish the Company with copies of all such filed reports.



         The Company believes that, during the fiscal year ended September 30, 1997, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended, applicable to its officers, directors and greater than ten percent stockholders were complied with on a timely basis.



ITEM 11.  EXECUTIVE COMPENSATION



Summary Compensation Table



         The following table provides, for the periods indicated, certain summary information concerning the cash and non-cash compensation earned by or awarded to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers who were serving as executive officers as of September 30, 1997 (collectively, the "named executive officers"):



                           SUMMARY COMPENSATION TABLE



                                                                                      Long-Term
                                                                                Compensation Awards
                                                                               -----------------------
                                                                                Securities Underlying
Name and Principal Position                   Year       Salary       Bonus           Options(#)
---------------------------                --------    -----------   -------   -----------------------
Melvin Chasen                                 1997      $ 350,000     $--                20,000
  Chairman of the Board, President and        1996        300,000     216,100            --
  Chief Executive Officer                     1995        275,000     362,900            30,000


James M. Callaghan                            1997        300,000      30,000            15,000
  Vice President                              1996        250,000      10,000            --
                                              1995        180,000      16,400            15,000


                                                                                     Long-Term
                                                                                Compensation Awards
                                                                               -----------------------
                                                                                Securities Underlying
Name and Principal Position                   Year       Salary       Bonus           Options(#)
---------------------------                --------    -----------   -------   -----------------------
Barry S. Kaplan                               1997        280,000     --                 15,000
    Vice President                            1996        225,000     --                 50,000
                                              1995         27,692     --                 20,000

Stephen E. Lerch                              1997        193,000     15,000             30,000
    Executive Vice President and              1996        --          --                 --
    Chief Financial Officer                   1995        --          --                 --

Paul A. Ficalora                              1997        155,500     --                  6,000
    Executive Vice President of               1996        146,250     10,000             --
    Transmedia Restaurant Company Inc.        1995        130,673     30,000             10,000



Employment Agreements



         In December of 1997, the Company and Mr. Chasen entered into an agreement (i) pursuant to which Mr. Chasen's employment with the Company will terminate on September 15, 1998; (ii) his Amended and Restated Consulting Agreement was terminated; (iii) his right to receive $1,000,000 in the event of the sale of a control block of stock of the Company was extinguished; and (iv) he agreed to a five-year non-competition covenant and a confidentiality agreement with the Company. In return, (i) Mr. Chasen received a payment of $2,750,000 on December 30, 1997; (ii) the Company agreed that any of his stock options which are unvested as of the termination of his employment will vest and that all his stock options will be exercisable through December 31, 1998; (iii) his indebtedness to the Company in the amount of $134,900 was canceled; (iv) the Company agreed to purchase a new car for him of similar style and quality to the leased automobile which the Company currently provides him (estimated to cost approximately $60,000); (v) Mr. Chasen and his wife will receive health insurance coverage for the remainder of their respective lives (currently costing approximately $6,700 per year); and (vi) he will be reimbursed for his reasonable accounting and legal expenses (approximately $22,000) incurred in connection with such negotiations. For the Fiscal Year ended September 30, 1997, Mr. Chasen received a base salary of $350,000 and did not receive a bonus. In Fiscal Year 1998, Mr. Chasen will receive a base salary of $375,000 and be eligible for a bonus, not to exceed $700,000 for Fiscal Year 1998.



         The Company's Amended and Restated Employment Agreement with Mr. Callaghan provides for a base salary of $300,000 in fiscal year 1997, $315,000 in fiscal year 1998, $335,000 in fiscal year 1999 and a bonus not to exceed one-half of his salary during each year of the term of the Employment Agreement. The Amended and Restated Employment Agreement terminates September 30, 1999. The Company has agreed to maintain in force a $500,000 life insurance policy on Mr. Callaghan, with his estate listed as beneficiary during the term of the Employment Agreement, which will be transferred to Mr. Callaghan, without cost, at the end of the employment term (whether or not he becomes disabled during the term). If Mr. Callaghan becomes disabled during the employment term, he will receive his full compensation during the first six months of disability, and thereafter will be paid 75% of his salary for the remaining term of the agreement and pro rata bonus only with respect to the portion of the fiscal year ending at the end of the first six months of disability. The Company may terminate the Employment Agreement for certain enumerated causes. The Employment Agreement restricts Mr. Callaghan from competing against the Company for a two-year period following termination.



         The Company's Amended and Restated Employment Agreement with Mr. Kaplan provides for a base salary of $280,000 in fiscal year 1997, $315,000 in fiscal year 1998, $335,000 for fiscal year 1999 and a bonus not to exceed one-half of his base salary for each year of the term of the Employment Agreement. The Amended and Restated Employment Agreement terminates on September 30, 1999. The Company has agreed to maintain in force a $500,000 life insurance policy on Mr. Kaplan, with his estate listed as beneficiary during the term of the Employment Agreement, which will be transferred to Mr. Kaplan, without cost, at the end of the employment term (whether or not he becomes disabled during the term). If Mr. Kaplan becomes disabled during the employment term, he will receive his full compensation during the first six months of disability, and thereafter will be paid 75% of his salary for the remaining term of the Agreement and pro rata bonus only with respect to the portion of the fiscal year ending at the end of the first six months of disability. The Company may terminate the Employment Agreement for certain enumerated causes. The Employment Agreement restricts Mr. Kaplan from competing against the Company for a two-year period following the termination of his employment.



Effective February 1, 1997, the Company entered into a letter agreement with Mr. Stephen E. Lerch, pursuant to which Mr. Lerch was elected Executive Vice President of the Company. Pursuant to this letter agreement, Mr. Lerch will receive (i) a base salary of $200,000 per annum, (ii) a minimum bonus of $15,000 for Fiscal Year 1997 and (iii) a signing incentive of $60,000 that has already been paid. As compensation for services rendered to the Company, it also granted Mr. Lerch ten year options to purchase 10,000 shares of Common Stock at an exercise price of $5.25 per share. The letter agreement also provides that Mr.

Lerch will be entitled to receive a lump sum payment of $500,000 in the event of a change of control of the Company in which he was not offered a comparable position of comparable salary. The letter agreement has no term and does not define a "change of control." In the event Mr. Lerch ceases to be an employee of the Company and unless the Compensation Committee decides otherwise, his options will generally remain exercisable for a period of 90 days (one year in the case of his death or disability) following the termination of his employment.



Options Granted



         The following table sets forth, as to the executive officers named in the Summary Compensation Table, with respect to the fiscal year ended September 30, 1997, information relating to the grants of stock options pursuant to the 1996 Plan and otherwise:

                        OPTION GRANTS IN LAST FISCAL YEAR



                                               Individual Grants
                       ---------------------------------------------------------------------------------
                                                                                                              Potential Realizable
                                                                                                                Value at Assumed
                                                          Percent of                                             Annual Rates of
                                            Number of    Total Options                                             Stock Price
                                            Securities    Granted to                                              Appreciation
                                            Underlying    Employees      Exercise of                            for Option Term
                        Date of              Options      In Fiscal      Base Price     Expiration         -------------------------
Name                     Grant               Granted         Year         ($/sh)(1)        Date                 5%           10%
----                    -------             ----------   -------------   ----------    -----------------   -----------   -----------
Barry S. Kaplan        April 14, 1997         15,000        7.25%         $4.3750      April 14, 2007      $106,896.15   $170,214.30

Stephen E. Lerch       February 10, 1997      10,000        9.67%         $5.2500      February 10, 2007   $171,034.00   $272,343.00

Stephen E. Lerch       April 14, 1997         20,000        4.84%         $4.3750      April 14, 2007       $71,264.10   $113,476.20

Melvin Chasen          April 14, 1997         20,000        9.67%         $4.3750      April 14, 2007      $171,034.00   $272,343.00

James E. Callaghan     April 14, 1997         15,000        7.25%         $4.3750      April 14, 2007      $106,896.15   $170,214.30

Paul A. Ficalora       April 14, 1997          6,000        2.90%         $4.3750      April 14, 2007       $42,758.46    $68,085.72



--------------
(1) All options were granted at 100% of the underlying Common Stock price on the date of grant.

Option Grants/Exercises in 1997



         The following table sets forth certain information concerning grants of stock options made during the fiscal year ended December 31, 1997 to the named executive officers.



               AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES



                                                   Number of Securities Underlying    Value of Unexercised In-The-
                                                         Unexercised Options                Money Options at
                       Shares          Value          Held at Fiscal Year-End (#)         Fiscal Year-End ($) (1)
                    Acquired on      Realized      -------------------------------  ------------------------------
Name                Exercise (#)        ($)         Exercisable     Unexercisable    Exercisable     Unexercisable
----                ------------       -----       -------------   ---------------  -------------   --------------
Melvin Chasen           --              --             297,500               --          --               --

James M. Callaghan      --              --             142,500           28,125          --               --

Barry S. Kaplan         --              --              22,500           85,000          --               --

Stephen E. Lerch        --              --              --               30,000          --               --

Paul A. Ficalora       16,875       $88,593.75          20,750           11,000          --               --



---------------
(1) Based on the closing sale price of the Company's Common Stock on the New York Stock Exchange of $4.1875 per share on September 30, 1997.



Directors' Remuneration



         The Company pays each director who is not a full-time employee an annual stipend of $10,000 in quarterly installments in arrears on January 1, April 1, July 1 and October 1 of each fiscal year, and an attendance fee of $1,000 for each meeting of the Board that the director attends. Full-time employees of the Company who also serve as directors do not receive compensation for attending board meetings. The Company also pays each member of the Audit Committee and the Compensation Committee an attendance fee of $1,000 for each meeting of the respective committee attended by such member.



Compensation Committee Report on Executive Compensation



         The Company's executive compensation program is designed to help attract, retain, and motivate the highly qualified personnel needed to manage the Company's business and affairs. To meet these goals, the Company has implemented a compensation program with the following components:



     o Base salaries that reflect the scope and responsibilities of the position, as well as the skills, knowledge, experience, abilities, and contributions of each individual executive.



     o Short-term incentives that are based on the financial performance of the Company.



     o Long-term incentives that balance the executive officer's short-and long-term perspectives and provide rewards consistent with stockholder returns.

         Compensation decisions are made following an assessment of the individual's contributions to the Company's success, any significant changes in the individual's role or responsibility, and internal equity of the Company's compensation relationships.



         The competitiveness of the Company's total compensation program--incorporating base salaries, short-term incentives, and long-term incentives--is reviewed, and where appropriate, with the assistance of outside compensation consultants. In fiscal 1996, the Company retained William M. Mercer, Incorporated ("Mercer") to evaluate the Company's compensation program. Based on Mercer's report, the Company concluded that the compensation paid to its executives is fair and reasonable. In general, the Company believes that the overall compensation levels for the executive group should reflect competitive levels of compensation for comparable positions in similarly sized companies over the long term.




         The Company believes that it is essential to link executive compensation and Company performance. To meet this objective, the Company maintains a stock option program which provides option grants on a regular, though not necessarily annual, basis to provide participants with an opportunity to share in the Company's performance. Stock option grants reflect the past contributions of the individual, the individual's ability to affect the Company profitability, the scope of the individual's responsibilities, the need to retain the individual's services over time and management's assessments and recommendations. All executive officers, including the chief executive officer, are eligible to participate in this program.



         The Company's policy of awarding cash bonuses is designed to specifically relate executive pay to Company and individual performance. As a pay-for-performance program, cash bonuses provide financial rewards for achievement of substantive Company and personal objectives. Actual awards paid are based primarily on actual Company performance. During the fiscal year 1997, no cash performance bonuses were awarded to executive officers of the Company and none were required under the terms of their employment arrangements with the Company, with the exception that Mr. Lerch received an incentive upon commencing employment with the Company as provided under the terms of his employment. The Committee did not review Mr. Lerch's employment arrangements with the Company.



                                                COMPENSATION COMMITTEE



                                                Jack Africk
                                                Irwin Hochberg
                                                Henry Seiden
                                                Herbert M. Gardner



December 26, 1997

Stock Performance Graph



                        Stock Performance Graph and Table
                             Comparison of Five-Year
             Cumulative Total Returns Among Transmedia Network Inc.,
                 S&P Composite Index and the S&P Financial Index



[GRAPHIC OMITTED]



Company                                            09/30/92     09/30/93    09/30/94     09/30/95    09/30/96    09/30/97
-------                                            --------     --------    --------     --------    --------    --------
Transmedia Network Inc. .........................     100          122         187          142          82          60
S&P Composite....................................     100          110         111          140         165         227
S&P Financial Index..............................     100          133         120          165         201         310

Compensation Committee Interlocks and Insider Participation



         For the fiscal year ended September 30, 1997, the Board of Directors has a Compensation Committee which performed the functions of a board compensation committee. No executive officers served on the Compensation Committee.



ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT



         The following table sets forth certain information as of December 24, 1997 regarding ownership of the Company's Common Stock by each person who is known by the Company to own beneficially more than 5% of its Common Stock. Except as otherwise specified, the named beneficial owner has sole voting and investment power with respect to the shares beneficially owned by him.




                                                  Prior to Giving Effect               After Giving Effect
                                                    to the Investment                    to the Investment
                                              ------------------------------       ----------------------------
                                               Amount of                            Amount of
                                              Common Stock                         Common Stock
                                              Beneficially        Percent of       Beneficially      Percent of
Name and Address                                 Owned               Class            Owned             Class
----------------                              ------------        ----------       ------------      ----------
Melvin Chasen..........................       1,147,231(1)          10.83%          1,147,231           8.02%
  c/o Transmedia Network Inc.
  11900 Biscayne Boulevard
  Miami, Florida  33181

Transmedia Investors, L.L.C.;                 1,348,009(2)          13.04%         5,048,009(3)        35.96%
Samstock, L.L.C........................
  c/o Samstock, L.L.C.
  Two North Riverside Plaza
  Chicago, Illinois  60606



         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 24, 1997, by each director and nominee for director of the Company, the executive officers named in the Summary Compensation Table and the executive officers and directors as a group and includes options and warrants to purchase shares of Common Stock which will become exercisable by February 24, 1998. Except as otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder.

                                                   Amount of         Options and
                                                 Common Stock          Warrants
                                                 Beneficially        Exercisable                           Percent of
Name and Address                                     Owned          Within 60 Days        Total               Class
----------------                                 ------------       --------------       -------           ----------
Melvin Chasen..........................             849,731             297,500        1,147,231(1)           10.83%
     c/o Transmedia Network Inc.
     11900 Biscayne Boulevard
     Miami, Florida  33181

James M. Callaghan.....................              85,662             142,500          228,162(4)            2.19%
     c/o Transmedia Network Inc.
     750 Lexington Avenue
     New York, New York  10022

Herbert M. Gardner.....................             297,661              28,750          326,411(5)            3.16%
     c/o Transmedia Network Inc.
     750 Lexington Avenue
     New York, New York  10022

Irwin Hochberg.........................              10,937              28,750           39,687(6)            0.38%
     c/o Transmedia Network Inc.
     750 Lexington Avenue
     New York, New York  10022

Henry Seiden...........................             139,280              28,750          168,030(7)            1.63%
     c/o Transmedia Network Inc.
     750 Lexington Avenue
     New York, New York  10022

Jack Africk............................              63,830              28,750           92,580(8)            0.90%
     c/o Transmedia Network Inc.
     750 Lexington Avenue
     New York, New York  10022

Paul A. Ficalora.......................             186,035              20,750          206,785(9)            2.01%
     c/o Transmedia Network Inc.
     750 Lexington Avenue
     New York, New York  10022

Barry S. Kaplan........................              32,800              35,000           67,800(10)           0.66%
     c/o Transmedia Network Inc.
     11900 Biscayne Boulevard
     Miami, Florida  33181

Gregory R. Borges......................              18,625               9,250           27,875(11)           0.27%
     c/o Transmedia Network Inc.
     11900 Biscayne Boulevard
     Miami, Florida  33181

                                                   Amount of         Options and
                                                 Common Stock          Warrants
                                                 Beneficially        Exercisable                       Percent of
Name and Address                                     Owned          Within 60 Days        Total           Class
----------------                                 ------------       --------------       -------       ----------
Kathryn M. Ferara......................                 657               5,125           5,782(12)        0.06%
     c/o Transmedia Network Inc.
     11900 Biscayne Boulevard
     Miami, Florida  33181

Stephen E. Lerch.......................                  --                  --              --             --
     c/o Transmedia Network Inc.
     11900 Biscayne Boulevard
     Miami, Florida  33181

All directors and executive officers as           1,685,218             596,375       2,281,593          20.95%
     a group (11 persons)..............



-------------------
(1) Includes for Mr. Chasen (i) 139,600 shares owned by a family partnership for which Mr. Chasen exercises voting and investment authority, (ii) options to purchase 135,000 shares at a price of $4.8333 per share, which options were granted outside the 1987 Stock Option and Rights Plan (the "1987 Plan") and expire in May 2002, (iii) options to purchase 67,500 shares of Common Stock of the Company at an exercise price of $7.4445 per share, which options were granted outside the 1987 Plan and expire in September 1998, (iv) options to purchase 33,750 shares at a price of $15.00 per share, which options were granted under the 1987 Plan and expire in March 2004, (v) options to purchase 15,000 shares at a price of $12.25 per share, which options were granted under the 1987 Plan and expire in March 2005 and (vi) options to purchase 46,250 shares, which were granted under the 1987 and 1996 Plans and are now exercisable subsequent to the agreement Mr. Chasen executed with the Company on December 29, 1997. All of such options are presently exercisable. Does not include (i) 200,778 shares held by Iris Chasen, the wife of Mr. Chasen, or (ii) 55,000 shares held by Mr. Chasen's three adult children, as of clauses (i) and (ii) of which Mr. Chasen disclaims beneficial ownership. Subject to the terms of the Transaction Documents, Mr. Chasen's beneficially owned shares are subject to shared voting power with the Purchasers.



(2) Includes 1,348,009 shares which are owned by Melvin Chasen and Iris Chasen, but which are subject to the proxy in favor of the Purchasers contained in the Agreement Among Stockholders.



(3) Includes (i) 2,500,000 shares pursuant to the Purchase Agreement, (ii) warrants to purchase 1,200,000 shares at exercise prices in equal parts at $6.00 per share, $7.00 per share, and $8.00 per share, which warrants expire on the fifth anniversary of the closing of the Investment, and (iii) 1,348,009 shares which are owned by Melvin Chasen and Iris Chasen, but which are subject to the voting and disposition restrictions in favor of Purchasers contained in the Agreement Among Stockholders.



(4) Includes for Mr. Callaghan (i) 5,038 shares held in Mr. Callaghan's Individual Retirement Account, (ii) options to purchase 84,375 shares of Common Stock at an exercise price of $4.8333 per share, which options were granted under the 1987 Plan and expire in May 2002, (iii) options to purchase 33,751 shares at an exercise price of $7.4445 per share, which were granted under the 1987 Plan and expire in September 2003, (iv) options to purchase 16,875 shares at an exercise price of $15.00 per share, which options were granted under the 1987 Plan and expire in March 2004, and (v) options to purchase 7,500 shares at a price of $12.25 per share, which options were granted under the 1987 Plan, and expire in March 2005. All of such options are presently exercisable. Does not include (i) options issued under the 1987 and 1996 Plans to purchase 28,125 shares, which are not exercisable within 60 days of December 24, 1997, or (ii) 5,724 shares held in the Individual

         Retirement Account of Mr. Callaghan's wife, as to all of which shares Mr. Callaghan disclaims beneficial ownership.



(5) Includes for Mr. Gardner (i) 137,439 shares held by Herbert M. Gardner (Keogh), (ii) 4,260 shares held by The Gardner Family Foundation, Inc. of which Mr. Gardner is President, (iii) options to purchase 11,250 shares of Common Stock of the Company at an exercise price of $7.4445 per share, which options were granted outside the 1987 Plan and expire in September 1998, (iv) options to purchase 7,500 shares of Common Stock at an exercise price of $15.00 per share, which options were granted under the 1987 Plan and expire in March 2004, and (v) options to purchase 5,000 shares of Common Stock at an exercise price of $12.25 per share, which options were granted under the 1987 Plan and expire in March 2005 and (vi) options to purchase 5,000 shares of Common Stock at an exercise price of $7.875, which options were granted under the 1996 Plan and expire in March 2006. All of such options are presently exercisable. Does not include (i) 3,834 shares held by Mr. Gardner's wife individually or as custodian for their children and (ii) options to purchase 5,500 shares at an exercise price of $4.375, which are not exercisable within 60 days of December 24, 1997, as to all of which shares Mr. Gardner disclaims beneficial ownership.



(6) Includes for Mr. Hochberg (i) options to purchase 11,250 shares of Common Stock of the Company at an exercise price of $7.4445 per share, which options were granted outside the 1987 Plan and expire in September 1998, and (ii) options to purchase 7,500 shares of Common Stock at an exercise price of $15.00 per share which options were granted under the 1987 Plan and expire in March 2004, and (iii) options to purchase 5,000 shares of Common Stock at an exercise price of $12.25 per share, which options were granted under the 1987 Plan and expire in March 2005, and (iv) options to purchase 5,000 shares of Common Stock at an exercise price of $7.875, which options were granted under the 1996 Plan and expire in March 2006. All of such options are presently exercisable. Does not include (i) options to purchase 5,500 shares, which were granted under the 1996 Plan and are not exercisable within 60 days of December 24, 1997; (ii) 4,362 shares owned by Mrs. Hochberg and (iii) 10,500 shares owned by Mr. Hochberg's children and grandchildren, as to all of which Mr. Hochberg disclaims beneficial ownership.



(7) Includes for Mr. Seiden (i) options to purchase 11,250 shares of Common Stock of the Company at an exercise price of $7.4445 per share, which options were granted outside the 1987 Plan and expire in September 1998, (ii) options to purchase 7,500 shares of Common Stock at an exercise price of $15.00 per share, which options were granted under the 1987 Plan and expire in March 2004, and (iii) options to purchase 5,000 shares of Common Stock at an exercise price of $12.25 per share, which options were granted under the 1987 Plan and expire in March 2005 and (iv) options to purchase 5,000 shares of Common Stock at an exercise price of $7.875, which options were granted under the 1996 Plan and expire in March 2006. All of such options are presently exercisable. Does not include options to purchase 5,500 shares, which were granted under the 1996 Plan and are not exercisable within 60 days of December 24, 1997.



(8) Includes for Mr. Africk (i) 63,830 shares owned by a family corporation for which Mr. Africk exercises voting and investment authority, (ii) options to purchase 11,250 shares of Common Stock of the Company at an exercise price of $7.4445 per share, which options were granted outside the 1987 Plan and expire in September 1998, and (iii) options to purchase 7,500 shares of Common Stock at an exercise price of $15.00 per share, which options were granted under the 1987 Plan and expire in March 2004 and (iv) options to purchase 5,000 shares of Common Stock at an exercise price of $12.25 per share, which options were granted under the 1987 Plan and expire in March 2005 and (v) options to purchase 5,000 shares of Common Stock at an exercise price of $7.875, which options were granted under the 1996 Plan and expire in March 2006. All of such options are presently exercisable. Does not include options to purchase 5,500 shares, which were granted under the 1996 Plan and are not exercisable within 60 days of December 24, 1997.



(9) Includes for Mr. Ficalora (i) options to purchase 15,750 shares at an exercise price of $7.4445 per share, which options were granted under the 1987 Plan and expire in September 2003, and (ii) options to purchase 5,000 shares at an exercise price of $12.25, which options were granted under the 1987 Plan and expire in March 2005. All of such options are presently exercisable. Does not include (i) options to purchase 10,000 shares, which were granted under the 1987 and 1996 Plans and are not exercisable within 60 days of November 20,

         1997, (ii) 6,075 shares held by Mrs. Ficalora, and (iii) 1,350 shares held by Mr. Ficalora's child, as to all of which shares Mr. Ficalora disclaims beneficial ownership.



(10) Includes for Mr. Kaplan, (i) options to purchase 10,000 shares at an exercise price of $9.25 per share, which options were granted under the 1987 Plan and expire in August 2005, and (ii) options to purchase 12,500 shares at an exercise price of $10.00 per share, which options were granted under the 1987 Plan and expire in December 2005. All of such options are presently exercisable. Does not include options issued under the 1987 and 1996 Plans to purchase 62,500 shares, which are not exercisable within 60 days of December 24, 1997.



(11) Includes for Mr. Borges (i) options to purchase 6,750 shares at an exercise price of $7.4445 per share, which options were granted under the 1987 Plan and expire in September 2003, and (ii) options to purchase 2,500 shares at an exercise price of $12.25 per share, which options were granted under the 1987 Plan and expire in March 2005. All of such options are presently exercisable. Does not include options to purchase 7,500 shares, which were granted under the 1987 and 1996 Plans and are not exercisable within 60 days of December 24, 1997.




(12) Includes for Ms. Ferara (i) options to purchase 3,375 shares at an exercise price of $7.4445 per share, which options were granted under the 1987 Plan and expire in September 2003 and (ii) options to purchase 1,750 shares at an exercise price of $12.25 per share, which options were granted under the 1987 Plan and expire in March 2005. All of such options are presently exercisable. Does not include options to purchase 6,750 shares, which were granted under the 1987 and 1996 Plans and are not exercisable within 60 days of December 24, 1997.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



In December 1997, the Company and Mr. Chasen entered into an agreement (i) pursuant to which Mr. Chasen's employment with the Company will terminate on September 15, 1998; (ii) his Amended and Restated Consulting Agreement was terminated; (iii) his right to receive $1,000,000 in the event of the sale of a control block of stock of the Company was extinguished; and (iv) he agreed to a five-year non-competition covenant and a confidentiality agreement with the Company. In return, (i) Mr. Chasen received a payment of $2,750,000 on December 30, 1997; (ii) the Company agreed that any of his stock options which are unvested as of the termination of his employment will vest and that all his stock options will be exercisable through December 31, 1998; (iii) his indebtedness to the Company in the amount of $134,900 was canceled; (iv) the Company agreed to purchase a new car for him of similar style and quality to the leased automobile which the Company currently provides him (estimated to cost approximately $60,000); (v) Mr. Chasen and his wife will receive health insurance coverage for the remainder of their respective lives (currently costing approximately $6,700 per year); and (vi) he will be reimbursed for his reasonable accounting and legal expenses (approximately $22,000) incurred in connection with such negotiations. As originally negotiated with Mr. Chasen (approved by the Board of Directors by a vote of five to one, with Mr. Chasen abstaining) the agreement provided that the Company would provide Mr. Chasen an office and secretary services, on the Company's premises or at an off-site location (at Mr. Chasen's option), for five years following the end of his employment and a leased automobile for such five year period, but did not provide for the debt forgiveness. The Company has treated the termination of Mr. Chasen's Amended and Restated Employment Agreement and his Amended and Restated Consulting Agreement as a one-time, non-operating pretax charge of approximately $3.1 million in the first quarter ended December 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York, on the 28th day of January, 1998.


                             TRANSMEDIA NETWORK INC.

                             By: /s/ Melvin Chasen
                                 ---------------------------
                                 Name:   Melvin Chasen
                                 Title:  Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to the Annual Report has been signed below by the following persons on behalf of the Registrant, Transmedia Network Inc., in the capacities and on the dates indicated.



                                              Capacity In
             Signature                        Which Signed                     Date
             ---------                        ------------                     ----
        /s/ Melvin Chasen             Chairman of the Board,               January 28, 1998
        -------------------------     President, Chief Executive
            Melvin Chasen             Officer and Director

        /s/ Stephen E. Lerch          Executive Vice President             January 28, 1998
        -------------------------     and Chief Financial Officer
            Stephen E. Lerch

        /s/Jack Africk                     Director                        January 28, 1998
        -------------------------
           Jack Africk

        /s/Barry S. Kaplan                 Director                        January 28, 1998
        -------------------------
           Barry S. Kaplan

        /s/Henry Seiden                    Director                        January 28, 1998
        -------------------------
           Henry Seiden