Form 10-K405/A
period 1997-09-30
TRANSMEDIA NETWORK INC /DE/
filed 1998-02-10
CIK 78536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-2
                                   (Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended SEPTEMBER 30, 1997

OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to

                         Commission file number 1-13806

                             TRANSMEDIA NETWORK INC.
                             -----------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                    84-6028875
---------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S Employer
incorporation or organization)                    Identification No.)

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

                                                               Yes  X     No  _

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

           None.

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

The Transmedia Card is selectively issued to applicants who are determined to be creditworthy by virtue of their having a current, valid MasterCard, Visa, Discover or American Express credit card or who are otherwise deemed creditworthy by Company management. The Transmedia Cardmembers have a choice of programs, including a "Free for Life" Transmedia Card which affords them 20% savings at participating establishments, a Turn Meals into Miles/Registered trademark/ program which offers mileage credits with Continental Airlines, US Airways and United Airlines of 10 miles for each dollar spent on food and beverage at participating establishments for an annual fee of $9.95, and a card which offers a 25% savings at participating establishments, for which there is a $50 annual fee. Each account may have more than one user and, accordingly, more than one cardmember. The Company recently introduced a "family of savings" concept through a silver and gold Transmedia Card program designed to replace the existing 25% savings / $50 fee program. Both the silver and gold programs are fee based, offer 25% savings at participating establishments and entitle the cardmember access to additional benefits and savings at either no-cost or a reduced fee depending upon the cardmembers' election. The silver program retails for $29.95 and the gold program for $59.95.

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

                  1997      1996       1995       1994      1993
------------------------------------------------------------------
Restaurants        7,087     6,974      5,330      3,628     2,328
------------------------------------------------------------------
Cardmembers    1,298,061   924,418    593,161    395,968   197,166

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

ITEM 2.  PROPERTIES

The Company's present executive office consists of 13,096 square feet, located in Miami, Florida, which the Company occupies pursuant to a lease expiring on February 28, 2002 and which provides for an annual base rental of $270,825. The Company's Miami office also houses the Company's cardmember service center. The Company leases offices in New York City for 5,710 square feet of office space pursuant to a lease entered into in May 1996. The lease, which expires on June 30, 2001, provides for minimum annual rentals of $199,850. In addition, the Company has a four and one-half year office lease in Philadelphia, Pennsylvania for approximately 1,641 square feet, which commenced April 1, 1994. The lease provides for a base annual rent of approximately $24,500 in the first year, which will increase by approximately $800 each year thereafter. In Boston, Massachusetts, the Company has a sixty-four month lease for approximately 1,500 square feet, which commenced May 1, 1995. The lease provides for base annual rentals of $29,400. The Company has an option for one three-year renewal. In Chicago, the Company has a thirty-nine month lease for approximately 1,183 square feet, which commenced October 1, 1995. The lease provides for an initial annual lease rental of $26,730 increasing by approximately $600 each year thereafter. In Detroit, the Company leases an executive office for a fifteen-month period which began on February 1, 1997 at an annual fee of $7,589. In Tampa, the Company leases an executive office for a twelve-month period which began on July 1, 1997. The total rental for the thirteen month period is $8,616. In Phoenix, the Company leases an executive office for a twelve-month period which began on February 1, 1997 for a total rent of $12,600 for the twelve months. In San Francisco, the Company assumed a lease for approximately 3,000 square feet, at an annual rent of $57,642.00 from August 1, 1997 to July 31, 1998 and $60,597.96 from August 1, 1998 to August 31, 1999. The lease expires on August 31, 1999. In Los Angeles, the Company extended its assumed lease for an additional year at a monthly base rent of approximately $4,568. The lease will expire on January 31, 1998.

ITEM 3.  LEGAL PROCEEDINGS

In December 1996, the Company terminated its license agreement (the "Agreement") with Sports & Leisure Inc. ("S&L"). In February 1997, S&L commenced an action against the Company in the 11th Judicial Circuit, Dade County, Florida, alleging that the Company improperly terminated the S&L license agreement and seeking money damages. The Company has counterclaimed against S&L for breach of the Agreement and intends to pursue the action vigorously. Management does not expect the outcome of this case to have a material adverse impact on the financial position, cash flows or operating results of the Company.

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
                     The Seiden Group Inc.

Mr. Africk, who was elected a director of the Company in 1992, is the Chairman of the Board of Evolution Consulting Group, Inc., Boca Raton, Florida. From 1993 to 1995, he was Vice Chairman of the Board of Duty Free International, Inc., and is currently a director of that company. Until June 1993, Mr. Africk was Vice Chairman of UST, Inc. and President and Chief Executive Officer of its subsidiary, United States Tobacco Company. He is also a director of Crown Central Petroleum Corporation and of Tanger Factory Outlet Centers, Inc.

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

         The aggregate number of holders of record of the Company's Common Stock on December 16, 1997 was approximately 3,300.

         The payment of dividends, if any, in the future, will depend upon, among other things, the Company's earnings and financial requirements, as well as general and business conditions.

ITEM 6.  SELECTED FINANCIAL DATA

                            YEAR ENDED SEPTEMBER 30,
                                   (THOUSANDS)

                                           1997         1996           1995           1994          1993
                                           ----         ----           ----           ----          ----
INCOME STATEMENT DATA:

Gross dining sales                       $101,301      $90,076        $78,632        $62,012      $44,820

Net revenues from rights-to-receive        21,232       19,504         15,769         11,899        9,356

Membership and renewal fee income           7,251        6,646          4,081          2,685        1,634
Franchise fee income                        1,438        1,839          1,881          1,061          257
Other income                                1,023          497            423            281           --

Total operating revenues                   30,944       28,486         22,154         15,926       11,247

Total operating expenses                   30,246       23,729         15,809         10,709        7,822

Operating income                              698        4,757          6,345          5,217        3,425

Income (loss) before taxes                   (684)       4,107          6,879          6,974        4,557

Net income (loss)                        $   (424)     $ 2,546        $ 4,196        $ 4,176      $ 2,734
                                         ========      =======        =======        =======      =======
Net income (loss) per share
          Primary                           (0.04)        0.25           0.42           0.42         0.29
          Fully diluted                     (0.04)        0.25           0.42           0.42         0.28

BALANCE SHEET DATA:

Total assets                               72,685       54,514         38,383         28,477       17,903

Long-term debt:
          Recourse                             --       15,000          2,000             --           --
          Non-recourse                     33,000           --             --             --           --

Stockholders' equity                       25,304       25,753         24,191         18,925       12,619

Cash dividends per common share              0.02         0.04           0.04           0.04         0.02

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

At September 30, 1997, the average Rights to Receive balance per participating Company restaurant was $8,198 versus $9,220 at September 30, 1996. Rights-to-receive turnover for fiscal 1997 was 1.3, or 9.2 months on hand, compared to 1.415, or 8.5 months on hand, in the prior year. The lower turnover relates to an increase in rights-to-receive in the California marketplace as additional restaurants have been signed on in the reacquired franchise. Additionally, the continued development of new markets such as Denver and Phoenix traditionally take longer to achieve expected turnover. As markets mature, however, additional cardmembers are acquired and dining usage tends to stabilize at more predictable levels, allowing for more normal carrying amounts of rights-to-receive.

Cardmember discounts as a percentage of sales declined to 22.7% from 23.8% in the 1996 comparable period reflecting the continued growth of new memberships in the 20% discount category. Provision for rights-to-receive losses, which are included in cost of sales, amounted to $3,209 in 1997, compared to $2,075 in the prior year period. Processing fees (i.e., the standard fees established by the major credit card companies for which the Company is responsible for) based on transactions processed, declined as a percentage of gross dining sales to 3.2% from 3.8% in the prior year reflecting economies of scale associated with higher volume and the Company's quality initiatives.

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

In 1997, selling, general and administrative expenses were significantly impacted by the 40% net increase in the cardmember base and the related increases in gross dining volume and other revenue items. The opening of new territories in the latter part of fiscal 1996 and the acquisition of the California franchise in January 1997 resulted in additional costs associated with establishing five new sales territories. The Company also expanded its support services infrastructure in fiscal 1997 to address gross dining sales volume that now exceeds $100 million per year and a cardholder base of almost
1.3 million. Increased expenditures, principally personnel related costs, were made in important functional areas such as cardmember services, merchant support for credit card processing and marketing. Overall selling, general and administrative expenses increased $6,323, or 32.8% over the prior year. As a percentage of gross dining usage, selling general and administrative expenses were 25.3% in 1997 compared to 21.4% in 1996. The principal components of the increase include salaries and related expenses ($6,051 in 1997 versus $4,605 in 1996), depreciation and amortization, principally on the software development costs ($2,232 in 1997 versus $1,163 in 1996), sales commissions ($2,457 in 1997 versus $1,672 in 1996), postage (2,878 in 1997 versus $2,524 in 1996), office related expenses ($2,688 in 1997 versus $1,810 in 1996) and legal ($983 in 1997 versus $529 in 1996).

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

At September 30, 1996, the average Rights to Receive balance per Company restaurant participating was $9,220 versus $8,592 at September 30, 1995. Rights-to-receive turnover for fiscal 1996 was 1.415, or 8.5 months on hand, compared to 1.811, or 6.6 months on hand, in the prior year, reflecting the new market development initiatives in Denver, Phoenix and Detroit.

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

In 1996, selling, general and administrative ("SG&A") expenses increased by $4,907, as compared to 1995, representing a 34.2% increase. As a percentage of gross dining usage, selling, general and administrative expenses were 21.4% in 1996 compared to 18.3% in 1995. The main components of the increase included sales salaries and commissions ($2,362 in 1996 versus $1,866 in 1995), and salaries expense ($4,230 in 1996 versus $3,604 in 1995). The Company also incurred $801 of expenses in 1996 associated with the start-up of new territories operated by the Company compared with $268 in 1995.

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

The Company's intention in executing the revolving securitization transaction was to provide current liquidity, as well as a platform for future growth, at a cost of funds lower than has historically been available to the Company. The Company also has the ability to securitize additional tranches or pools of rights-to-receive in the future at a more economical transaction cost should it so desire.

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

                          Analysis of Rights to Receive

                                          1997         1996          1995
                                          ----         ----          ----
---------------------------------------------------------------------------
Rights to Receive, beginning of year     $37,526      $26,147       $17,473
---------------------------------------------------------------------------
Purchase of Rights to Receive             56,244       59,181        50,294
---------------------------------------------------------------------------
Write-offs of Rights to Receive           (2,764)      (2,655)       (2,132)
                                         --------    ---------     --------
                                          91,006       82,673        65,635
---------------------------------------------------------------------------
Cost of Rights to Receive, included
in cost of sales                          50,651       45,147        39,488
                                         -------     --------      --------
---------------------------------------------------------------------------
Rights to Receive, end of year           $40,355      $37,526       $26,147
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

Operating activities have resulted in either reduced cash generated from operations or a net use of cash during the most recent three fiscal years, principally related to the growth in rights-to-receive. Further expansion into new markets and planned increases in existing markets could continue this trend depending on the rate of growth management deems appropriate. As described in the preceding paragraph, funds generated from operations, supplemented by the line of credit, if needed, should be sufficient to fund such growth over the next twelve months.

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

    Schedule II - Valuation and Qualifying Accounts         F - 25

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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimated made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

                                        /s/ KPMG Peat Marwick LLP
                                            -----------------------------------
                                            KPMG Peat Marwick LLP

November 13, 1997
Miami, Florida

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           September 30, 1997 and 1996

                                 (in thousands)

                                  ASSETS                                  1997             1996
                                  ------                                  ----             ----
Current assets:
     Cash and cash equivalents                                        $     7,223           3,603
     Restricted cash (note 2)                                               2,166               -
     Accounts receivable, net                                               2,260           2,617
     Rights-to-receive, net (note 2)
        Unrestricted                                                        5,110          37,526
        Securitized and owned by Trust                                     35,245               -
     Prepaid expenses and other current assets                              2,279           1,928
                                                                          -------         -------
                   Total current assets                                    54,283          45,674

Securities available for sale, at fair value (note 3)                       1,988           1,868
Equipment held for sale or lease, net (note 4)                                981             712
Property and equipment, net (note 5)                                        7,275           5,664
Other assets                                                                1,375             582
Restricted deposits and investments (note 2)                                1,980               -
Excess of cost over net assets acquired and
      other intangible assets(note 10)                                      4,803              14
                                                                          -------         -------
                   Total assets                                       $    72,685          54,514
                                                                          =======         =======
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable - rights-to-receive                             $     4,768           4,784
     Accounts payable - reimbursable tax and tips                             410             485
     Accounts payable - other                                               2,996           2,679
     Accrued expenses                                                         791             773
     Deferred membership fee income                                         3,256           4,103
                                                                          -------         -------
                   Total current liabilities                               12,221          12,824

Secured non-recourse notes payable (note 2)                                33,000               -
Line of credit (note 14)                                                        -          15,000
Other long-term liabilities                                                 2,160             937
                                                                          -------         -------
                   Total liabilities                                       47,381          28,761
                                                                          -------         -------
Commitments (notes 7, 12, 13 and 16)                                            -               -

Stockholders' equity (notes 7 and 8):
     Preferred stock                                                            -               -
     Common stock                                                             204             202
     Additional paid-in capital                                            10,635          10,547
     Unrealized gain on securities available for sale, net (note 5)         1,059             985
     Retained earnings                                                     13,406          14,019
                                                                          -------         -------
                   Total stockholders' equity                              25,304          25,753
                                                                          -------         -------
                   Total liabilities and stockholders' equity         $    72,685          54,514
                                                                          =======         =======

See accompanying notes to consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

     For each of the years in the three-year period ended September 30, 1997
                     (in thousands, except income per share)

                                                                 1997              1996            1995
                                                                 ----              ----            ----
Operating revenue:
     Sales of rights-to-receive:
        Owned by Company                                    $    23,189           90,076          78,632
        Owned by Trust (note 2)                                  78,112                -               -
                                                                -------           ------          ------
             Gross dining sales                                 101,301           90,076          78,632

        Cost of sales                                            57,065           49,096          43,024
        Cardmember discounts                                     23,004           21,476          19,839
                                                                -------           ------          ------
     Net revenue from rights-to-receive                          21,232           19,504          15,769

     Membership and renewal fee income                            7,251            6,646           4,081
     Franchise fee income                                         1,438            1,839           1,881
     Commission income                                              403              497             423
     Processing income                                              620                -               -
                                                                -------           ------          ------
           Total operating revenues                              30,944           28,486          22,154
                                                                -------           ------          ------
Operating expenses:
     Selling, general and administrative expenses                25,596           19,273          14,366
     Cardmember acquisition expenses                              4,650            4,456           1,443
                                                                -------           ------          ------
            Total operating expenses                             30,246           23,729          15,809
                                                                -------           ------          ------
                   Operating income                                 698            4,757           6,345

Other income (expense):
     Initial franchise fee and license fee income, net              740               30             608
     Interest and other income                                      450              172             337
     Interest expense and financing cost                         (2,572)            (852)           (411)
                                                                -------           ------          ------
                   Income (loss) before income taxes               (684)           4,107           6,879

Income tax provision (benefit) (note 9)                            (260)           1,561           2,683
                                                                -------           ------          ------
                   Net income (loss)                        $      (424)           2,546           4,196
                                                                =======           ======          ======
Net income (loss) per common and common equivalent share:
        Primary                                             $      (.04)             .25             .42
                                                                   ====              ===             ===
        Fully diluted                                       $      (.04)             .25             .42
                                                                   ====              ===             ===
Weighted average number of common and common equivalent
   shares outstanding:
        Primary                                                  10,180           10,299          10,112
                                                                 ======           ======          ======
        Fully diluted                                            10,184           10,299          10,112
                                                                 ======           ======          ======

See accompanying notes to consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

    For each of the years in the three-year period ended September 30, 1997
                                 (in thousands)

                                                          COMMON STOCK
                                                     ----------------------      ADDITIONAL      UNREALIZED
                                                      NUMBER                      PAID-IN          GAINS        RETAINED
                                                     OF SHARES      AMOUNT        CAPITAL      (LOSSES), NET    EARNINGS     TOTAL
                                                     ---------      ------        -------      -------------    --------     -----
Balance, September 30, 1994                           9,619       $     192        9,478            1,275         7,980      18,925

     Net income                                           -               -            -                -         4,196       4,196

     Exercise of stock options                          222               4          342                -             -         346

     Income tax benefit related to stock option plan      -               -          689                -             -         689

     Dividend                                             -               -            -                -          (398)       (398)

     Acquisition of franchise                           278               6            4                -           100         110

     Unrealized gains, net                                -               -            -              323             -         323
                                                     ------         -------       ------            -----        ------      ------
Balance, September 30, 1995                          10,119             202       10,513            1,598        11,878      24,191

     Net income                                           -               -            -                -         2,546       2,546

     Exercise of stock options                            8               -           34                -             -          34

     Dividend                                             -               -            -                -          (405)       (405)

     Unrealized loss, net                                 -               -            -             (613)            -        (613)
                                                     ------         -------       ------            -----        ------      ------
Balance, September 30, 1996                          10,127             202       10,547              985        14,019      25,753

     Net loss                                             -               -            -                -          (424)       (424)

     Exercise of stock options                           63               2           64                -             -          66

     Income tax benefit related to stock option plan      -               -           24                -             -          24

     Dividend                                             -               -            -                -          (189)       (189)

     Unrealized gains, net                                -               -            -               74             -          74
                                                     ------         -------       ------            -----        ------      ------
Balance, September 30, 1997                          10,190       $     204       10,635            1,059        13,406      25,304
                                                     ======         =======       ======            =====        ======      ======

See accompanying notes to consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

     For each of the years in the three-year period ended September 30, 1997
                                 (in thousands)

                                                                  1997         1996        1995
                                                                  ----         ----        ----
Cash flows from operating activities:
     Net income (loss)                                             (424)       2,546       4,196
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
           Depreciation and amortization                          2,232        1,163         694
           Amortization of deferred financing cost                  158            -           -
           Provision for rights-to-receive                        3,209        2,075       2,332
           Deferred income taxes                                   (256)         304        (115)

           Changes in assets and liabilities:
               Accounts receivable                                   90         (845)        527
               Rights-to-receive                                 (3,379)     (13,454)    (11,007)
               Prepaid expenses and other current assets            893         (131)       (398)
               Other assets                                        (363)      (1,175)        181
               Accounts payable - Rights-to-receive                 (17)        (149)      1,291
               Accounts payable - other                             242        1,073         243
               Income taxes receivable (payable)                   (791)        (330)       (319)
               Accrued expenses                                     232         (255)        184
               Deferred membership fee income                      (847)       1,236       1,347
                                                                -------      -------     -------
                     Net cash provided by (used in)
                          operating activities                      979       (7,942)       (844)
                                                                -------      -------     -------
Cash flow from investing activities:
     Additions to property and equipment                         (3,414)      (3,354)     (2,020)
     Acquisition of Western Transmedia                           (7,454)           -           -
     Increase in restricted deposits and investments               (990)           -           -
                                                                -------      -------     -------
                     Net cash used in investing activities      (11,858)      (3,354)     (2,020)
                                                                -------      -------     -------
Cash flows from financing activities:
     Proceeds from issuance of secured
           non-recourse notes                                    31,978            -           -
     Net borrowings (repayments) on revolving line of credit    (15,000)      13,000       2,000
     Increase in restricted cash                                 (2,166)           -           -
     Conversion of warrants and options for common stock, net
        of tax benefits                                              90           34       1,035
     Dividends paid                                                (403)        (405)       (380)
                                                                -------      -------     -------
                     Net cash provided by financing activities   14,499       12,629       2,655
                                                                -------      -------     -------

                                      F-5                            (Continued)

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                                                               1997           1996          1995
                                                                               ----           ----          ----
                     Net increase (decrease) in cash                     $      3,620           1,333         (209)

Cash and cash equivalents:
     Beginning of year                                                          3,603           2,270        2,479
                                                                               ------         -------       ------
     End of year                                                         $      7,223           3,603        2,270
                                                                               ======         =======       ======
Supplemental disclosures of cash flow information:

     Cash paid during the year for:
        Interest                                                         $      2,219             580           95
                                                                               ======         =======       ======
        Income taxes                                                     $        764           1,382        2,138
                                                                               ======         =======       ======

Supplemental schedule of noncash investing and financing activities:
     Noncash investing and financing activities:
        During the years ended September 30, 1997, 1996 and 1995, the Company adjusted its available for sale investment portfolio to fair value; resulting in a net increase (decrease) to stockholders' equity of $74, ($613) and $323, net of deferred income taxes.
        At September 30, 1996 and 1995, dividends payable of $214 and $210, respectively, are recorded as accrued expenses. There is no dividend payable outstanding as of September 30, 1997.
        The acquisition of the West Coast franchisee in fiscal year 1997 (see
           Note 10) was recorded as follows:

                  Fair value of assets acquired:
                           Rights-to-receive          $2,659
                           Other assets                   45
                           Excess of cost over
                              net assets acquired      5,017
                                                     -------
                                                       7,721
                  Less:  Cash paid                     7,454
                                                     -------
                              Liabilities assumed    $   267
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

         (C)    SECURITIES AVAILABLE FOR SALE

                The company classifies any debt and marketable equity securities in one of three categories: trading, available for sale, or held to maturity. Securities available for sale are recorded at fair value. Realized gains and losses from the sale of securities available for sale are computed using the specific identification method. Unrealized gains and losses on securities, net of the related tax effects, are recorded as a separate component of stockholders' equity until realized.

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

         G)     REVENUE RECOGNITION

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

         In exchange for the rights-to-receive, which have a retail value of approximately $66 million before cardmember discounts, the Company received approximately $32 million, after transaction costs, and a 1% equity interest in the Issuer. Future excess cash flows, expected to be generated from the securitized assets as the rights-to-receive are exchanged for meals by Company cardholders, are remitted to the Company on a monthly basis as a return on capital from the Issuer. Excess cash flows are determined after payments of interest to noteholders and investors, as well as trustee and servicing fees. It is anticipated that the net revenue from securitized assets will be received in approximately the same amount and within the same time frame that such revenue would have been received had the securitization not taken place. Rights-to-receive currently held by the Issuer, as well as cash and certain deposits restricted under the securitization agreement, have been depicted separately in the consolidated balance sheet.

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

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

(3)      SECURITIES AVAILABLE FOR SALE

         Securities available for sale consist of marketable equity securities that are recorded at fair value and have an aggregate basis of $280 as of September 30, 1997 and 1996. Gross unrealized gains were $1,774 and $1,750 and gross unrealized losses were $66 and $161 as of September 30, 1997 and 1996, respectively. There were no realized gains or losses for the years ended September 30, 1997, 1996 and 1995. Deferred income taxes associated with the net unrealized gains were $649 and $604 at September 30, 1997 and 1996, respectively.

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

(5)      PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                             SEPTEMBER 30,
                                                   ---------------------------
                                                        1997            1996
                                                        ----            ----
                 Furniture and fixtures            $       644             355
                 Office equipment                       10,463           7,386
                 Leasehold improvements                    131              54
                                                        ------          ------
                                                        11,238           7,795
                 Less accumulated depreciation
                      and amortization                  (3,963)         (2,131)
                                                        -------         ------
                                                   $     7,275           5,664
                                                        =======         ======

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

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

         Stock option activity during the periods indicated is as follows:

                                             INCENTIVE STOCK OPTIONS     NONQUALIFIED OPTIONS
                                             -----------------------   ---------------------------
                                                            WEIGHTED                    WEIGHTED
                                                            AVERAGE                     AVERAGE
                                                            EXERCISE                    EXERCISE
                                                 SHARES      PRICE         SHARES        PRICE
                                                 ------      -----         ------        -----
           Balance at September 30, 1995         509,529      9.85         421,250        5.23
                    Granted(1987 Plan)            35,000      7.91               -           -
                    Granted(1996 Plan)            50,000     10.00               -           -
                    Exercised                     (8,156)     4.13               -           -
                    Cancellations                      -         -               -           -
                                                 -------     -----        --------       -----
           Balance at September 30, 1996         586,373      9.82         421,250        5.23
                    Granted(1996 Plan)           206,800      4.52               -           -
                    Exercised                    (26,156)     3.88        (168,748)       3.88
                    Cancellations                (57,049)      9.3          (5,002)      11.37
                                                 -------     -----        --------       -----
           Balance at September 30, 1997         709,968      8.54         247,500        6.02
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

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

(9)      INCOME TAXES

         The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 1997 and 1996 are as follows:

                                                                   1997        1996
                                                                   ----        ----
         Deferred tax assets:
              Rights-to-receive                                  $    298    $    132
              Travel programs                                         146          99
              Reserve for frequent flyer miles obligation             106           -
              Charitable contributions                                 72           -
              Other                                                    53          12
                                                                  -------    --------
                    Deferred tax assets                               675         243
                                                                  -------    --------
         Deferred tax liabilities:
              Unrealized gain on securities available for sale        649         604
              Deferred advertising costs                               47         141
              Property and equipment                                  474         191
                                                                  -------    --------
                    Deferred tax liabilities                        1,170         936
                                                                  -------    --------
                             Net deferred tax liability              (495)       (693)
                                                                  =======    ========

         There was no valuation allowance for deferred tax assets as of September 30, 1997 and 1996. The increase/(decrease) in deferred tax liability related to securities available for sale was $45 and ($418) during 1997 and 1996, respectively.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

         Income tax provision (benefit) for the years ended September 30, 1997, 1996 and 1995 is as follows:

                                          CURRENT      DEFERRED     TOTAL
                                          -------      --------     -----
                1997:
                     U.S. federal         $     (4)      (206)       (210)
                     State and local             -        (50)        (50)
                                          --------       ----       -----
                                          $     (4)      (256)       (260)
                                          ========       ====       =====
                1996:
                     U.S. federal         $    922        336       1,258
                     State and local           335        (32)        303
                                          --------       ----       -----
                                          $  1,257        304       1,561
                                          ========       ====       =====
                1995:
                     U.S. federal         $  2,179        (75)      2,104
                     State and local           619        (40)        579
                                          --------       ----       -----
                                          $  2,798       (115)      2,683
                                          ========       ====       =====

         Reconciliation of the statutory federal income tax rate and the Company's effective rate for the years ended September 30, 1997, 1996 and 1995, is as follows:

                                        1997                    1996                   1995
                                  --------------------   ---------------------   ---------------------
                                           % OF PRETAX             % OF PRETAX             % OF PRETAX
                                   AMOUNT    EARNINGS     AMOUNT     EARNINGS     AMOUNT     EARNINGS
                                   ------    --------     ------     --------     ------     --------
        Federal tax rate          $  (232)     34.0      $  1,396      34.0%     $  2,339      34.0%
        State and local taxes,
             net of federal
             income tax benefit       (33)      4.8           200       4.9           382       5.6
        Other                           5      (0.8)          (35)     (0.9)          (38)     (0.6)
                                     ----      ----         -----      ----         -----      ----
                                  $  (260)     38.0%     $  1,561      38.0%     $  2,683      39.0%
                                     ====      ====         =====      ====         =====      ====

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

         On November 15, 1996, the Company entered into a purchase agreement with The Western Transmedia Company, Inc. ("Western"), a franchisee of the Company. Under the terms of the agreement, the Company reacquired for cash the right to operate its business in California, Oregon, Washington and a portion of Nevada, Western's rights-to-receive and its furniture, fixtures and equipment, as well as the assumption of certain obligations. The transaction closed on January 2, 1997. The aggregate purchase price was approximately $7,721of which $5,017 has been recorded as excess of cost over net assets acquired. The Company had previously received 60,000 shares of publicly traded common stock in connection with the initial sale of this franchise, representing 2.3 percent of the franchisee's common stock. The shares are included in securities available for sale. In addition, a director of the Company owns 6.5 percent of the franchisee's common stock.

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

         Future minimum lease payments under noncancelable operating leases as of September 30, 1997 are as follows:

                               YEAR ENDING
                              SEPTEMBER 30,                   AMOUNT
                              -------------                   ------
                                   1998                     $      728
                                   1999                            652
                                   2000                            579
                                   2001                            498
                                   2002                            113
                                                                 -----
                       Total minimum lease payments         $    2,570
                                                                 =====

         Rent expense charged to operations was $625, $387, and $293 for the years ended September 30, 1997, 1996 and 1995, respectively.

(13)     COMMITMENTS

         The Company has entered into unconditional guaranty agreements with two financial institutions, to extend credit in the aggregate amount of $1,250 to two franchisees. Franchisee obligations under their respective lines of credit were $897 at September 30, 1997. Should the Company be required to satisfy any franchisee obligation under the guaranty, the franchisee must relinquish its franchise back to the Company.

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

         On November 15, 1996, the Company's consulting agreement with its president and chief executive officer was amended to commence on the termination of his employment agreement and to continue for ten years thereafter. The agreement provides compensation at an annual amount equal to 50 percent of the sum of the highest base salary and bonus received by the president in any year under the employment agreement, discussed above, not to exceed in any one year during the term of the consulting agreement, 10 percent of the Company's prior year's pretax income, but in any event not less than $100.

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

 (16)    LITIGATION

         In December 1996, the Company terminated its license agreement (the "Agreement") with Sports & Leisure Inc. ("S&L"). In February 1997, S&L commenced an action against the Company in the 11th Judicial Circuit, Dade County, Florida, alleging that the Company improperly terminated the S&L license agreement and seeking money damages. The Company has counterclaimed against S&L for breach of the Agreement and intends to pursue the action vigorously. Management does not expect the outcome of this case to have a material adverse impact on the financial position, cash flows or operating results of the Company.

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

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

(18)     SELECTED QUARTERLY FINANCIAL DATA

         Selected quarterly financial data is as follows:

                                             THREE MONTHS ENDED                        YEAR ENDED
                          --------------------------------------------------------    -------------
                          SEPTEMBER 30,     JUNE 30,     MARCH 31,    DECEMBER 31,    SEPTEMBER 30,
                               1997           1997          1997          1996             1997
                          -------------     --------     ---------    ------------    -------------
Gross dining sales:           26,507         25,640        26,473        22,681          101,301

Operating revenue:             8,982          7,702         7,283         6,977           30,944

Operating income (loss):         855            118          (271)           (4)             698

Net Income:                      183            184          (587)         (204)            (424)

Earnings per share:              .02            .02          (.06)         (.02)            (.04)

                                             THREE MONTHS ENDED                        YEAR ENDED      YEAR ENDED
                           -------------------------------------------------------    -------------   -------------
                           SEPTEMBER 30,    JUNE 30,      MARCH 31,   DECEMBER 31,    SEPTEMBER 30,   SEPTEMBER 30,
                                1996          1996           1996         1995             1996            1995
                          -------------     --------     ---------    ------------    -------------   -------------
Gross dining sales:       $   23,394         23,271        22,743         20,668          90,076          78,632

Operating revenue:             7,975          7,384         7,008          6,119          28,486          22,154

Operating income:              1,109          1,529           829          1,290           4,757           6,345

Net Income:                      464            839           462            781           2,546           4,196

Earnings per share:              .05            .08           .05            .08             .25             .42

Amendment and Termination of Chief Executive Officer Employment and Consulting Agreements (Unaudited) Subsequent to the Date of the Independent Auditor's Report.

Incident to the Agreement of November 7, 1997 regarding the investment by Equity Group Investments, Inc. (See Note 17), the Company and Melvin Chasen, Chairman of the Board, Chief Executive Officer and President, agreed to amend his Employment Agreement and to terminate his Consulting Agreement on December 29, 1997. Pursuant to this Agreement, the Company made a cash payment of $2.75 million to Mr. Chasen and recognized a one-time pre-tax charge of $3.1 million in the quarter ended December 31, 1997.

                            TRANSMEDIA NETWORK, INC.

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

        For each of the years in the three-years ended September 30, 1997
                                 (in thousands)

                                                        BALANCE,        CHARGED                      BALANCE,
                                                       BEGINNING           TO                         END OF
                                                        OF YEAR         EXPENSES       WRITE-OFFS      YEAR
                                                      ----------        --------       ----------    --------
Accounts receivable:
     Year ended September 30, 1997:
        Allowance for doubtful accounts                   $   15            501            (501)         15
                                                             ===          =====          ======         ===
     Year ended September 30, 1996:
        Allowance for doubtful accounts                   $   15            425            (425)         15
                                                             ===          =====          ======         ===
     Year ended September 30, 1995:
        Allowance for doubtful accounts                   $   25            333            (343)         15
                                                             ===          =====          ======         ===
Rights to receive:
     Year ended September 30, 1997:
        Allowance for doubtful accounts                   $  320          3,209          (2,764)        765
                                                             ===          =====          ======         ===
     Year ended September 30, 1996:
        Allowance for doubtful accounts                   $  900          2,075          (2,655)        320
                                                             ===          =====          ======         ===
     Year ended September 30, 1995:
        Allowance for doubtful accounts                   $  700          2,332          (2,132)        900
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

         None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The members of the Company's Board of Directors and nominees to the Company's Board of Directors are as follows (Note, Messrs. Chasen, Africk and Gardner are also nominees for election to the Company's Board of Directors at the 1998 Annual Meeting of Stockholders):

                   CURRENT DIRECTORS AND NOMINEES FOR ELECTION

                                    POSITION AND/OR                      DIR
NOMINEE                    AGE      PRINCIPAL OCCUPATION                 SINCE
----------------------     ---      ---------------------------------    -----
Melvin Chasen              69       Chairman of the Board,               1984
                                    President and Chief Executive
                                    Officer of the Company

Jack Africk                69       Chairman of the Board,               1992
                                    Evolution Consulting Group, Inc.

James J. Callaghan         57       Vice President of the Company        1991
                                    and President, Transmedia
                                    Restaurant Company Inc.

Irwin Hochberg             69       Senior Partner and President,        1987
                                    Bloom Hochberg & Co., P.C.

Barry S. Kaplan            39       Vice President of the Company        1996
                                    and President, Transmedia
                                    Service Company Inc.

Henry Seiden               69       Chairman and Chief Executive         1988
                                    Officer, The Seiden Group Inc.

Herbert M. Gardner         58       Senior Vice President, Janney        1983
                                    Montgomery Scott, Inc.

Rod F. Dammeyer            57       Managing Director,
                                    Equity Group Investments, Inc.       *

F. Philip Handy            53       Managing Director, Equity Group      *
                                    Investments, Inc.

George S. Wiedemann        53       Chairman of the Board and Chief      *
                                    Executive Officer, Grey Marketing

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

         MR. AFRICK, who became a director of the Company in 1992, is the Chairman of the Board of Evolution Consulting Group, Inc., Boca Raton, Florida. From 1993 to 1995, he was Vice Chairman of the Board of Duty Free International, Inc., and was a director of that company until August 1997. Until June 1993, Mr. Africk was Vice Chairman of UST, Inc. and the President and Chief Executive Officer of its subsidiary, United States Tobacco Company. He is also a director of Crown Central Petroleum Corporation and of Tanger Factory Outlet Centers, Inc.

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

         MR. DAMMEYER is a Managing Director of Equity Group Investments, Inc. He also serves as President, Chief Executive Officer and a director of Anixter International, Inc., where he has been employed since 1985. Currently, Mr. Dammeyer also serves as a director of each of Antec Corporation, CNA Surety Corp., Inc., Grupo Azucarero Mexico (GAM), IMC Global, Inc., Jacor Communications, Inc., Lukens Inc. and TeleTech Holdings, Inc. He is also a trustee of Van Kampen American Capital, Inc, a closed-end fund, and a member of the Chase Manhattan Corporation Advisory Board.

         MR. HANDY is a Managing Director of Equity Group Investments, Inc. Prior to joining Equity Group, Mr. Handy was Chairman and President of Winter Park Capital Company, a private investment firm he founded in 1980. From 1976 to 1980, he was President of ComBanks Corporation, a bank holding company in Central Florida. Mr. Handy formerly owned and was Chairman and Chief Executive Officer of Maryland Club Foods, Inc., a coffee roasting and marketing company which was purchased from the Coca-Cola Company and subsequently sold in October 1989 to Procter & Gamble Company. He also served as Chairman and Chief Executive Officer and was a majority owner of TOC Retail Inc., a 350-store gas marketing/convenience store chain. He was majority owner and Chairman of the Board of Bordo Citrus Products, Inc. and Lakeland Packing Company, citrus-based food service companies. Mr. Handy currently serves as a director of each of Anixter International, Inc., Banca Quandium S.A., Q-Tel, S.A. de C., and Jacor Communications, Inc.

         MR. WIEDEMANN is the Chairman of the Board and Chief Executive Officer of Grey Direct, a direct marketing agency that specializes in multimedia direct response advertising, which he founded in 1979. He also founded Grey Interactive in 1993 and Grey Direct e.marketing in 1995. Mr. Wiedemann was elected to the Direct Marketing Association Board of Directors in October 1990, and presently serves as Chairman Elect of that Board.

         MR. WUNDERMAN is founder and Chairman of the Board of Wunderman Cato Johnson, a direct marketing advertising agency, and a director of Dentsu Wunderman Direct, an affiliated company, in Japan. He also currently serves as a Visiting professor of Direct Marketing at the School for Continuing Education at New York University and as a director of InfoNautics Inc. Mr. Wunderman was formerly a director of The Advertising Council and of Direct Marketing Association and served for two years as Secretary/Treasurer and as a member of the Operations Committee and Board of Directors of the American Association of Advertising Agencies. Mr. Wunderman coined the term "direct marketing" and is the author of two books: FRONTIERS OF DIRECT MARKETING, published in 1981, and BEING DIRECT, published in 1997.

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

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM
                                                                             COMPENSATION AWARDS

                                                                            SECURITIES UNDERLYING
NAME AND PRINCIPAL POSITION              YEAR        SALARY       BONUS          OPTIONS (#)
-------------------------------------------------------------------------------------------------
Melvin Chasen                            1997       $350,000    $     --            20,000
   Chairman of the Board, President      1996        300,000     216,100                --
   and Chief Executive Officer           1995        275,000     362,900            30,000

James M. Callaghan                       1997        300,000      30,000            15,000
   Vice President                        1996        250,000      10,000                --
                                         1995        180,000      16,400            15,000

Barry S. Kaplan                          1997        280,000          --            15,000
   Vice President                        1996        225,000          --            50,000
                                         1995         27,692          --            20,000

Stephen E. Lerch                         1997        193,000      15,000            30,000
   Executive Vice President and          1996             --          --                --
   Chief Financial Officer               1995             --          --                --

Paul A. Ficalora                         1997        155,500          --             6,000
   Executive Vice President of           1996        146,250      10,000                --
   Transmedia Restaurant Company Inc.    1995        130,673      30,000            10,000

EMPLOYMENT AGREEMENTS

         In December of 1997, the Company and Mr. Chasen entered into an agreement (i) pursuant to which Mr. Chasen's employment with the Company will terminate on September 15, 1998; (ii) his Amended and Restated Consulting Agreement was terminated; (iii) his right to receive $1,000,000 in the event of the sale of a control block of stock of the Company was extinguished; and (iv) he agreed to a five-year non-competition covenant and a confidentiality agreement with the Company. In return, (i) Mr. Chasen received a payment of $2,750,000 on December 30, 1997; (ii) the Company agreed that any of his stock options which are unvested as of the termination of his employment will vest and that all his stock options will be exercisable through December 31, 1998; (iii) his indebtedness to the Company in the amount of $134,900 was canceled; (iv) the Company agreed to purchase a new car for him of similar style and quality to the leased automobile which the Company currently provides him (estimated to cost approximately $60,000); (v) Mr. Chasen and his wife will receive health insurance coverage for the remainder of their respective lives (currently costing approximately $6,700 per year); and (vi) he will be reimbursed for his reasonable accounting and legal expenses (approximately $22,000) incurred in connection with such negotiations. For the fiscal year ended September 30, 1997, Mr. Chasen received a base salary of $350,000 and did not receive a bonus. During 1998, Mr. Chasen's base salary will be $375,000 and he will be eligible for a bonus, not to exceed $700,000.

         The Company's Amended and Restated Employment Agreement with Mr. Callaghan provides that he will serve the Company as vice president for a term expiring on September 30, 1999 and will receive a base salary of $300,000, $315,000, $335,000 during fiscal 1997, 1998 and 1999, respectively, as well as be eligible to receive a bonus not to exceed one-half of his salary in each year of the term of the Employment Agreement. The Amended and Restated Employment Agreement terminates September 30, 1999. The Company has agreed to maintain in force a $500,000 life insurance policy on Mr. Callaghan, with his estate listed as beneficiary during the term of the Employment Agreement, which will be transferred to Mr. Callaghan, without cost, at the end of the employment term (whether or not he becomes disabled during the term). If Mr. Callaghan becomes disabled during the employment term, he will receive his full compensation during the first six months of disability, and thereafter will be paid 75% of his salary (without bonus) for the remaining term of the Agreement. The Company may terminate the Employment Agreement for certain enumerated causes. The Employment Agreement restricts Mr. Callaghan from competing against the Company for a two-year period following termination.

         The Company's Amended and Restated Employment Agreement with Mr. Kaplan provides for a base salary of $280,000 in fiscal year 1997, $315,000 in fiscal year 1998, $335,000 for fiscal year 1999 and a bonus not to exceed one-half of his base salary for each year of the term of the Employment Agreement. The Amended and Restated Employment Agreement terminates on September 30, 1999. The Company has agreed to maintain in force a $500,000 life insurance policy on Mr. Kaplan, with his estate listed as beneficiary during the term of the Employment Agreement, which will be transferred to Mr. Kaplan, without cost, at the end of the employment term (whether or not he becomes disabled during the term). If Mr. Kaplan becomes disabled during the employment term, he will receive his full compensation during the first six months of disability, and thereafter will be paid 75% of his salary (without bonus) for the remaining term of the Agreement. The Company may terminate the Employment Agreement for certain enumerated causes. The Employment Agreement restricts Mr. Kaplan from competing against the Company for a two-year period following the termination of his employment.

Effective February 1, 1997, the Company entered into a letter agreement with Mr. Stephen E. Lerch, pursuant to which Mr. Lerch was elected Executive Vice President of the Company. Pursuant to this letter agreement, Mr. Lerch received a base salary of $200,000, plus a minimum bonus of $15,000 during fiscal 1997, and a signing incentive of $60,000 that has already been paid. As compensation for services rendered to the Company, Mr. Lerch also received ten year options to purchase 10,000 shares of Common Stock at an exercise price of $5.25 per share, which was the fair market value at the time of the grant. The letter agreement also provides that Mr. Lerch will be entitled to receive a lump sum payment of $500,000 in the event of a change of control of the Company in which he was not offered a comparable position of comparable salary. The letter agreement has no term and does not define a "change of control." Cosequently, whether the Investment would constitute a "change of control" within the meaning of the letter is subject to interpretation. The Purchasers and Mr. Lerch have not discussed the terms of his future employment with the Company. In the event Mr. Lerch ceases to be an employee of the Company and unless the Compensation Committee decides otherwise, his options will generally remain exercisable for a period of 90 days (one year in the case of his death or disability) following the termination of his employment pursuant to the terms of the 1996 Plan.

OPTIONS GRANTED

         The following table sets forth, as to the executive officers named in the Summary Compensation Table, with respect to the fiscal year ended September 30, 1997, information relating to the grants of stock options pursuant to the 1996 Plan and otherwise:

                                         OPTION GRANTS IN LAST FISCAL YEAR

                                               INDIVIDUAL GRANTS
------------------------------------------------------------------------------------------
                                                PERCENT OF                                     POTENTIAL REALIZABLE
                                    NUMBER OF   TOTAL OPTIONS                                  VALUE AT ASSUMED
                                    SECURITIES  GRANTED TO                                     ANNUAL RATES OF
                                    UNDERLYING  EMPLOYEES      EXERCISE OF                     STOCK PRICE
                   DATE OF          OPTIONS     IN FISCAL      BASE PRICE   EXPIRATION         APPRECIATION
NAME                GRANT           GRANTED     YEAR           ($/SH)(1)       DATE            FOR OPTION TERM
----               --------         ----------  -------------  -----------  --------------     ------------------------
                                                                                                   5%           10%
                                                                                               -----------  -----------
Barry S. Kaplan    April 14, 1997     15,000       7.25%         $4.3750    April 14, 2007     $106,896.15  $170,214.30

Stephen E. Lerch   February 10, 1997  10,000       4.84%         $5.2500    February 10, 2007  $ 71,264.10  $113,476.20

Stephen E. Lerch   April 14, 1997     20,000       9.67%         $4,3750    April 14, 2007     $171,034.00  $272,343.00

Melvin Chasen      April 14, 1997     20,000       9.67%         $4.3750    April 14, 2007     $171,034.00  $272,343.00

James E. Callaghan April 14, 1997     15,000       7.25%         $4.3750    April 14, 2007     $106,896.15  $170,214.30

Paul A. Ficalora   April 14, 1997      6,000       2.90%         $4.3750    April 14, 2007     $ 42,758.46  $ 68,085.72

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

                                            PRIOR TO GIVING EFFECT               AFTER GIVING EFFECT
                                               TO THE INVESTMENT                  TO THE INVESTMENT
                                          ---------------------------       ----------------------------
                                           AMOUNT OF                         AMOUNT OF
                                          COMMON STOCK                      COMMON STOCK
                                          BENEFICIALLY     PERCENT OF       BENEFICIALLY      PERCENT OF
NAME AND ADDRESS                             OWNED            CLASS            OWNED             CLASS
----------------                          ------------     ----------       ------------      ----------
Melvin Chasen..........................   1,147,231(1)        10.76%          1,147,231           7.99%
     c/o Transmedia Network Inc.
     11900 Biscayne Boulevard
     Miami, Florida  33181

Transmedia Investors, L.L.C.;             1,348,009(2)        13.01%          5,048,009(3)       35.90%
Samstock, L.L.C........................
     c/o Samstock, L.L.C.
     Two North Riverside Plaza
     Chicago, Illinois  60606

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

                                              AMOUNT OF        OPTIONS AND
                                            COMMON STOCK        WARRANTS
                                            BENEFICIALLY       EXERCISABLE                        PERCENT OF
NAME AND ADDRESS                               OWNED          WITHIN 60 DAYS            TOTAL        CLASS
----------------                            ------------      --------------         -----------  ----------
Melvin Chasen..........................        849,731            297,500            1,147,231(1)    10.76%
     c/o Transmedia Network Inc.
     11900 Biscayne Boulevard
     Miami, Florida  33181

James M. Callaghan.....................         85,662            142,500              228,162(4)     2.17%
     c/o Transmedia Network Inc.
     750 Lexington Avenue
     New York, New York  10022

                                              AMOUNT OF        OPTIONS AND
                                            COMMON STOCK        WARRANTS
                                            BENEFICIALLY       EXERCISABLE                        PERCENT OF
NAME AND ADDRESS                               OWNED          WITHIN 60 DAYS            TOTAL        CLASS
----------------                            ------------      --------------         -----------  ----------
Herbert M. Gardner.....................        297,661             28,750              326,411(5)     3.14%
     c/o Transmedia Network Inc.
     750 Lexington Avenue
     New York, New York  10022

Irwin Hochberg.........................         10,937             28,750               39,687(6)     0.38%
     c/o Transmedia Network Inc.
     750 Lexington Avenue
     New York, New York  10022

Henry Seiden...........................        139,280             28,750              168,030(7)     1.62%
     c/o Transmedia Network Inc.
     750 Lexington Avenue
     New York, New York  10022

Jack Africk............................         63,830             28,750               92,580(8)     0.89%
     c/o Transmedia Network Inc.
     750 Lexington Avenue
     New York, New York  10022

Paul A. Ficalora.......................        186,035             20,750              206,785(9)     1.99%
     c/o Transmedia Network Inc.
     750 Lexington Avenue
     New York, New York  10022

Barry S. Kaplan........................         32,800             35,000               67,800(10)    0.65%
     c/o Transmedia Network Inc.
     11900 Biscayne Boulevard
     Miami, Florida  33181

Gregory R. Borges......................         18,625              9,250               27,875(11)    0.27%
     c/o Transmedia Network Inc.
     11900 Biscayne Boulevard
     Miami, Florida  33181

Kathryn M. Ferara......................            657              5,125                5,782(12)    0.06%
     c/o Transmedia Network Inc.
     11900 Biscayne Boulevard
     Miami, Florida  33181

Stephen E. Lerch.......................             --                 --                   --          --
     c/o Transmedia Network Inc.
     11900 Biscayne Boulevard
     Miami, Florida  33181

All directors and executive officers as      1,685,218            625,125            2,310,343       20.82%
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

Although the final terms of the of the Company's agreement with Mr. Chasen described above were not presented to the Board of Directors, the agreement as originally negotiated was approved by the board by a vote of five to one, with Mr. Chasen abstaining. The originally negotiated agreement contained terms identical to those contained in the final agreement described above except that in lieu of a purchased automobile and the forgiveness of indebtedness to the Company in the amount of $134,900, the Company was to have provided Mr. Chasen during a five year period following the term of his employment with a leased automobile, secretarial services and an office, at Mr. Chasen's option, on the Company's premises or at an off-site location. These changes to Mr. Chasen's agreement were raised and insisted upon by the Purchasers only after the Board approval had already been obtained, and at a time (during the year-end holiday season) when the agreement with Mr. Chasen had to be signed and carried into effect (including the making of the payments required thereunder) prior to December 31, 1997 or incur possible adverse tax consequences. The changes required by the Purchasers in the final agreement reduced the costs to the Company of the transaction from that which was previously approved by the Board.

Mr. Gardner, a director of the Company, voted against approval of the agreement as originally negotiated. His stated objections were that (i) the cash payment to Mr. Chasen, in his judgment, was too high; (ii) that, based on the Company's cash resources at the time (approximately $4.5 million) and cash requirements, the Company was not in a position to make the payment and, if it did, it would have to borrow under its revolving credit facility to fund its cash needs; and
(iii) that the cash payment would generate a significant operating loss during the first fiscal quarter of 1998. The Company has not had to borrow funds to meet its cash needs (its current average cash reserves are approximately $1.6 million). In addition, the payment to Mr. Chasen was less than the present value of the maximum payments the Company might otherwise have been obligated to make under the Employment Agreement and the Consulting Agreement, as unmodified. Further, the Board noted that the payments under the non-modified terms of the Employment and Consulting Agreements might have been non-deductible to the Company for U.S. federal income tax purposes under Section 280G (the golden parachute rules) and under Section 162(m) of the Internal Revenue Code of 1986 (which risk was substantially by the terms of the modified agreement). The Company has treated the termination of Mr. Chasen's Amended and Restated Employment Agreement and his Amended and Restated Consulting Agreement as a one-time pretax charge of approximately $3.1 million in the first quarter ended December 31, 1997.

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

10.3 Form of Stock Option Agreement (as modified) between the Company and certain Directors.

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

10.5 Amended and Restated Consulting Agreement dated as of November 15, 1996 between the Company and Melvin Chasen.(12)

10.6 Employment Agreement effective April 1, 1992 between the Company and James Callaghan.(9) (10)

10.7 Amendment dated October 1, 1994, to Employment Agreement between the Company and James Callaghan.(1)(10)

10.8 Employment Agreement dated as of October 1, 1995 between the Company and Barry Kaplan. (10)(12)

10.9 Amendment dated January 20, 1997 to Employment Agreement between Company and James Callaghan (10)

10.10 Amendment dated January 20, 1997 to Employment Agreement between Company and Barry Kaplan (10)

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

10.20 Investment Agreement, dated as of November 6, 1997, among Transmedia Network Inc., Samstock, L.L.C., and Transmedia Investors, L.L.C. (14)

10.21 Agreement Among Stockholders Agreement, dated as of November 6, 1997, among Transmedia Network Inc., Samstock, L.L.C., Transmedia Investors, L.L.C., Melvin Chasen and Iris Chasen (14)

10.22 Stockholder Cooperation Agreement, dated as of November 6, 1997, among Transmedia Investors, L.L.C., Samstock, L.L.C. and Melvin Chasen and Iris Chasen. (14)

10.23 Security Agreement dated as of December 1, 1996 among TNI Funding Company I, L.L.C. as Issuer, The Chase Manhattan Bank as Trustee and as Collateral Agent, TNI Funding I, Inc., as Seller and Transmedia Network Inc., as Servicer. (13)

10.24 Purchase Agreement dated as of December 1, 1996 among Transmedia Network Inc., Transmedia Restaurant Company Inc., Transmedia Service Company Inc. and TNI Funding I, Inc., as Purchaser. (13)

10.25 Purchase and Servicing Agreement dated as of December 1, 1996 among TNI Funding Company I, L.L.C., as Issuer, TNI Funding I, Inc. as Seller, Transmedia Network Inc., as Servicer, Frank Felix Associates, Ltd., as Back-up Servicer and The Chase Manhattan Bank, as Trustee. (13)

10.26 Indenture dated as of December 1, 1996 between TNI Funding Company I, L.L.C., as Issuer and The Chase Manhattan Bank, as Trustee. (13)

10.27 Comerica Bank and Transmedia Network Inc., Transmedia Restaurant Company Inc., TMNI International Incorporated, Transmedia Service Company Inc., - $10,000,000.00 Line of Credit. (13)

10.28 Letter of Agreement dated January 29, 1997 between Company and Stephen E. Lerch.

21.1            Subsidiaries of Transmedia Network Inc.(1)

23.1            Consent of Independent Auditors.(13)

27.1            Financial Data Schedule

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

                                                   TRANSMEDIA NETWORK INC.

                                                   By: /s/ MELVIN CHASEN
                                                       -----------------------
                                                   Melvin Chasen, President
                                                   and Chief Executive Officer

Dated:  February 10, 1998