Form 10-Q
period 1997-12-31
TRANSMEDIA NETWORK INC /DE/
filed 1998-02-13
CIK 78536

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                                       OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  DECEMBER 31, 1997

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -------------------
Commission file number 1-13806

                             TRANSMEDIA NETWORK INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                 84-6028875
     ------------------------------                 -------------------
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

                                 Yes [X] No [ ]

The number of shares outstanding of the issuer's Common Stock, $.02 par value, as of January 31, 1998: 10,359,956

                                      INDEX

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES

PART  I.    FINANCIAL INFORMATION                              PAGE NO.
                                                               --------
Item 1.           Financial Statements:

            Consolidated Balance Sheets --                        3
            December 31, 1997 (unaudited)
            and September 30, 1997 (audited)

            Consolidated Statements of Income                     4
            Three months ended December 31,

            1997 and 1996 (unaudited)

            Consolidated Statements of Cash Flows--               5-6
            Three months ended December 31,
            1997 and 1996 (unaudited)

            Notes to Unaudited Consolidated                       7-8
            Financial Statements

Item 2.     Management's Discussion and Analysis                  9-10
            of Financial Condition and Results of
            Operations

PART II.    OTHER INFORMATION                                     10

SIGNATURE                                                         11



                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    December 31, 1997 and September 30, 1997

                                 (in thousands)

                      ASSETS

                                                          DECEMBER 31,    *SEPTEMBER 30,
                                                              1997             1997
                                                          -----------     -------------
                                                          (unaudited)
Current assets:
   Cash and cash equivalents                                 $ 2,120         $ 7,223
   Restricted cash                                             2,207           2,166
   Accounts receivable, net                                    2,236           2,260
   Rights-to-receive, net
      Unrestricted                                             5,830           5,110
      Securitized and owned by Trust                          35,503          35,245
   Prepaid expenses and other current assets                   3,542           2,279
                                                             -------         -------
             Total current assets                             51,438          54,283

Securities available for sale, at fair value                   2,075           1,988
Equipment held for sale or lease, net                            952             981
Property and equipment, net                                    7,302           7,275
Other assets                                                   1,591           1,375
Restricted deposits and investments                            1,980           1,980
Excess of cost over net assets acquired and other
   intangible assets                                           5,483           4,803
                                                             -------         -------

             Total assets                                    $70,821         $72,685
                                                             =======         =======
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable - rights-to-receive                      $ 4,825         $ 4,768
   Accounts payable - reimbursable tax and tips                  208             410
   Accounts payable - other                                    2,966           2,996
   Accrued expenses                                              693             791
   Deferred membership fee income                              2,879           3,256
                                                             -------         -------
             Total current liabilities                        11,571          12,221

Secured non-recourse notes payable                            33,000          33,000
Other long-term liabilities                                    2,193           2,160
                                                             -------         -------
             Total liabilities                                46,764          47,381
                                                             -------         -------
Commitments

Stockholders' equity:
   Preferred stock                                              --              --
   Common stock                                                  207             204
   Additional paid-in capital                                 11,639          10,635
   Unrealized gain on securities available for sale, net       1,112           1,059
   Retained earnings                                          11,099          13,406
                                                             -------         -------
             Total stockholders' equity                       24,057          25,304
                                                             -------         -------

             Total liabilities and stockholders' equity      $70,821         $72,685
                                                             =======         =======


See accompanying notes to consolidated financial statements.

* The balance sheet at September 30, 1997 is derived from the registrant's audited consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  Three months ended December 31, 1997 and 1996
                                   (unaudited)
                     (in thousands, except income per share)

                                                           THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                          ---------------------
                                                             1997        1996
                                                          --------     --------
Operating revenue:
   Sales of rights-to-receive:
      Owned by Company                                    $    609     $ 19,123
      Owned by Trust                                        22,427        3,558
                                                          --------     --------

         Gross dining sales                                 23,036       22,681

      Cost of sales                                         12,991       12,976
      Cardmember discounts                                   5,172        5,234
                                                          --------     --------

   Net revenue from rights-to-receive                        4,873        4,471

   Membership and renewal fee income                         2,030        1,943
   Franchise fee income                                        333          460
   Commission income                                            94          103
   Processing income                                           347         --
                                                          --------     --------

        Total operating revenues                             7,677        6,977
                                                          --------     --------

Operating expenses:
   Selling, general and administrative                       6,339        5,541
   expenses
   Cardmember acquisition expenses                           1,049        1,440
   Amended compensation agreements(note 3)                   3,081         --
                                                          --------     --------

        Total operating expenses                            10,469        6,981
                                                          --------     --------

             Operating loss                                 (2,792)          (4)

Other income (expense):
   Interest and other income                                   131           51
   Interest expense and financing cost                        (734)        (377)
                                                          --------     --------

             Loss before income taxes                       (3,395)        (330)

Income tax benefit                                          (1,290)        (126)
                                                          --------     --------

             Net loss                                     $ (2,105)    $   (204)
                                                          ========     ========
Operating income (loss) per common and common
   equivalent share:
      Basic and Diluted                                   $   (.27)    $    .00
                                                          ========     ========

Net loss per common and common equivalent share:
      Basic and Diluted                                   $   (.21)    $   (.02)
                                                          ========     ========

Weighted average number of common and common
    equivalent shares outstanding:
      Basic                                                 10,238       10,127
                                                          ========     ========
      Diluted                                               10,266       10,222
                                                          ========     ========

See accompanying notes to consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended December 31, 1997 and 1996
                                   (unaudited)
                                  (in thousands)

                                                             1997         1996
                                                           -------      -------
Cash flows from operating activities:
   Net loss                                                $(2,105)        (204)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                          796          476
        Amortization of deferred financing cost                 71            5
        Provision for rights-to-receive                        760          739
        Deferred income taxes                                 (320)        --

        Changes in assets and liabilities:
          Accounts receivable                                   24       (2,054)
          Rights-to-receive                                 (1,486)       1,604
          Prepaid expenses and other current                    17          132
            assets
          Other assets                                        (347)        (356)
          Accounts payable - Rights-to-receive                  58       (2,132)
          Accounts payable - other                            (232)         (90)
          Income taxes receivable                             (961)        --
          Accrued expenses                                     (99)         (75)
          Deferred membership fee income                      (377)        (557)
                                                           -------      -------
               Net cash used in operating
                  activities                                (4,201)      (2,511)
                                                           -------      -------
Cash flow from investing activities:
   Additions to property and equipment                        (659)        (886)
   Increase in restricted deposits and
      investments                                             --           (990)
                                                           -------      --------
               Net cash used in investing
                  activities                                  (659)      (1,876)
                                                           -------      -------
Cash flows from financing activities:
   Proceeds from issuance of secured
           non-recourse notes                                 --         31,978
   Net repayments on revolving line of credit                 --        (15,000)
   Increase in restricted cash                                 (41)      (2,583)
   Dividends paid                                             (202)        (201)
                                                           -------      -------
               Net cash (used in) provided by
                  financing activities                        (243)      14,194
                                                           -------      -------

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


                                                              1997        1996
                                                            -------      -------

               Net increase (decrease) in cash              $(5,103)       9,807

Cash and cash equivalents:
   Beginning of year                                          7,223        3,603
                                                            -------      -------

   End of year                                              $ 2,120       13,410
                                                            =======      =======
Supplemental disclosures of cash flow information:
   Cash paid (received) during the year for:
      Interest                                              $   660          432
                                                            =======      =======

      Income taxes                                          $    (7)         374
                                                            =======      =======
Supplemental schedule of noncash and investing
  activities:
      Noncash investing and financing activities:

      The acquisition of the rights to receive and cancellation of the franchise of East
          America Trading Company, for 170,000 shares of common stock, was recorded during the first quarter as follows:

               Fair value of assets acquired:
                    Rights-to-receive                       $   267
                    Excess of cost over
                      net assets acquired                       740
                                                            -------
                           Equity                             1,007
                                                            =======


See accompanying notes to consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

(1)   BASIS OF PRESENTATION

      The balance sheet as of September 30, 1997 was derived from the registrant's audited consolidated financial statements.

      The information presented in each of the included unaudited consolidated financial statements, in the opinion of management, reflects all adjustments necessary to a fair statement of the results for all interim periods. The results for the three month period ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

      The consolidated financial statements, as presented, are in summarized form, and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles, have been condensed or omitted. Complete disclosures for the year ended September 30, 1997 are presented in the Company's Form 10-K filing which includes audited consolidated financial statements.

      Cost of sales is composed of the cost of rights-to-receive sold, provision for rights-to-receive losses and processing fees.

      Certain prior year amounts have been reclassified to conform with the current presentation.

(2)   PROPOSED INVESTMENT BY EQUITY GROUP INVESTMENT, INC.

      On November 7, 1997, the Company entered into an agreement to sell 2.5 million newly-issued common shares and non-transferable warrants to purchase an additional 1.2 million common shares for a total of $10,625 to affiliates of Equity Group Investments, Inc., a privately held investment company. The non-transferable warrants will have a term of five years; one third of the warrants will be exercisable at $6.00 per share, another third will be exercisable at $7.00 per share and the third and final will be exercisable at $8.00 per share. As part of this strategic investment, Equity Group will nominate two candidates for the Board of Directors who will join three of the Company's existing directors and two new independent directors. The shareholder vote to ratify the proposed investment is scheduled for early March 1998.

(3)   AMENDED COMPENSATION AGREEMENTS

      On December 29, 1997, the Company and Melvin Chasen, Chairman of the Board, Chief Executive Officer and President agreed to amend his employment agreement and to terminate his consulting agreement. As part of this agreement, Mr. Chasen agreed to a five year non-compete and confidentiality agreement with the Company and relinquished his right to receive $1 million in the event of the sale of a control block of stock, as described in Note 2 above. Pursuant to this agreement, the Company made a cash payment of $2.75 million to Mr. Chasen and recognized a one-time pre-tax charge of $3.1 million in the quarter ended December 31, 1997.

                            TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


 (4)   PURCHASE OF FRANCHISE

      On December 4, 1997, in exchange for 170,000 shares of Transmedia Network common stock, the Company acquired all the rights-to-receive of East America Trading Company, its franchisee in the Carolinas and Georgia. As part of the agreement the Company assumed operational control of the sales territories and terminated the franchise agreement. The excess fair value of the stock exchanged over the value of rights-to-receive was recorded as excess of cost over net assets acquired.

(5)   LINE OF CREDIT

      On November 6, 1997, the Company obtained a line of credit with a bank for $10 million to be used principally to finance the purchase of rights-to-receive. This line of credit is unsecured and may be drawn down based on an advance rate calculated as a percentage of unrestricted rights-to-receive. The line of credit matures on February 1, 1999 and bears interest at the prime rate with a LIBOR option. To date the Company has not utilized the credit facility.

(6)   LITIGATION

      In December 1996, the Company terminated its license agreement (the "Agreement") with Sports & Leisure Inc. ("S&L"). In February 1997, S&L commenced an action against the Company in the 11th Judicial Circuit, Dade County, Florida, alleging that the Company improperly terminated the S&L license agreement and seeking money damages. The Company has counterclaimed against S&L for breach of the Agreement and intends to pursue the action vigorously. Management does not expect the outcome of this case to adversely impact the financial position, cash flows or operating results of the Company.

(7)   LOSS PER COMMON AND COMMON EQUIVALENT SHARE

      Basic loss per share was based on the weighted average number of common and common equivalent shares outstanding during the period presented. Equivalent shares consist of those shares issuable upon the assumed exercise price of stock options and warrants calculated under the treasury stock method, based on average stock market prices in the periods.

      Diluted loss per share was computed using the weighted average number of common and common equivalent shares outstanding in the periods, assuming exercise of options and warrants calculated under the treasury stock method, based on average stock market prices at the end of the periods.

                            TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(A) RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

      Sales of rights-to-receive for the three month period ended December 31, 1997 were $23,036, which represented an increase of 1.6% over the comparable periods in the prior year, principally resulting from an increase in cardmembers and the purchase of the Company's California franchise on January 2, 1997. If the $2,398 of sales recorded in California in the three-month period ended December 31, 1997, subsequent to the franchised territory's repurchase by the Company on January 2, 1997 were not included, the three-month period ended December 31, 1997 would have had a decrease of 9.0% in sales. Sales volume in the New York and South Florida markets, two of the Company's largest and most competitive, declined compared to related fiscal 1997 periods.

      Cardmember discounts as a percentage of sales were 22.5% in the current three-month period compared to 23.0 % in the prior year period reflecting the continued growth in spending by the 20% discount no-fee membership category.

      Provision for rights-to-receive losses, which are included in cost of sales, amounted to $760 for the three -month period ended December 31, 1997, compared to $739 in the prior year period. Processing fees based on transactions processed, declined as a percentage of gross dining sales to 3.6% from 4.2% in the prior year reflecting economies of scale associated with higher volume, an increasing number of point-of-sale transactions and the Company's quality initiatives.

      Continuing franchise fee income decreased by $127 or 27.6% in the three-month period ended December 31,1997, compared with the prior year period because of the repurchase of the formerly franchised California territory on January 2, 1997. On a same franchise basis, franchisee fee income increased $63 over the prior period.

      Processing income relates to the Company's full service electronic processing initiative and comprises the sale or lease of point-of-sale terminals to merchants, principally restaurants, as well as fees received for serving as the merchants' processor for all of their credit card transactions.

      Selling, general and administrative expenses for the three months ended December 31, 1997 increased by $ 798 or 14.4%, compared with the prior year period. As a percentage of gross dining usage, selling general and administrative expenses were 27.5% this quarter compared to 24.4% in the same quarter last year. The principal components of the increase included salaries $407, depreciation $316 and office related expenses of $217 offset by decreases in postage and mailing of $151.

      In the three-month period ended December 31, 1997, cardmember acquisition expenses were reduced to $1,049 versus $1,440 in the prior year's comparable period. Included in cardmember acquisition expenses was the amortization of previously capitalized advertising costs amounting to $141 in the fiscal 1998 period versus $269 in the fiscal 1997 comparable period. Costs capitalized in the 1998 period were $98 versus $241 in 1997.

      The amended employment agreement and termination of the consulting agreement of the Chief Executive Officer resulted in a one time $3,081 charge in the current quarter. Components

                            TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES


      included a lump-sum cash payment of $2,750, cancellation of indebtedness of $135, and health insurance for the remainder of his life. (Note 2). The after tax impact of the charge was approximately $1.9 million.

      Interest and other expense increased to $603 in the 1998 three-month period from $326 in the comparable 1997 period as a result of the higher level of outstanding debt associated with the securitization of rights-to-receive on December 24, 1996.

      Loss before income tax benefit was $ 3,395 in the three months ended December 31, 1997, compared with loss before income taxes of $330 in the 1997 comparable period.

      Net loss for the three months ended December 31, 1997 was $2,105 or 21 cents per share, compared with a net loss of $204 or 2 cents per share in the prior year comparable period.

(B)   LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash and cash equivalents amounted to $2,120 at December 31, 1997. The Company believes that cash on hand, plus cash generated from operations and the line of credit, as described below, will satisfy the Company's cash requirements for the 1998 fiscal year.

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

Item 6

      Exhibits and reports on Form 8K

            (a)   Exhibits

                  27 Financial Data Schedule

            (b)   Reports on Form 8K

                  A form 8K dated November 6, 1997 was filed with the Securities and Exchange Commission regarding an agreement to sell 2.5 million newly issued shares and non-transferable warrants to purchase an additional 1.2 million common shares for a total of $10,625 to affiliates of Equity Group Investments, Inc., a privately held investment company.

                            TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES


                  A form 8K dated December 29, 1997 was filed with the Securities and Exchange Commission regarding an agreement to amend the Employment Agreement and to terminate the Consulting Agreement of the Chairman of the Board, Chief Executive Officer and President, Melvin Chasen.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TRANSMEDIA NETWORK INC.
                                          (Registrant)

February 13 , 1998                        /s/STEPHEN E. LERCH
                                          ---------------------
                                          Stephen E. Lerch
                                          Executive Vice President
                                          and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                  DESCRIPTION
-------                  -----------

27                       Financial Data Schedule