Form 10-Q
period 1998-03-31
TRANSMEDIA NETWORK INC /DE/
filed 1998-05-15
CIK 78536

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1998

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

                                                      Yes [X]  No [ ]

The number of shares outstanding of the issuer's Common Stock, $.02 par value, as of May 12, 1998: 12,870,956

                                    I N D E X

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES

PART  I.    FINANCIAL INFORMATION                                     PAGE NO.

Item 1.     Financial Statements:

            Consolidated Balance Sheets --                               3
            March 31, 1998 (unaudited)
            and September 30, 1997 (audited)

            Consolidated Statements of Income                            4,5
            Three and six months ended March 31,
            1998 and 1997 (unaudited)

            Consolidated Statements of Cash Flows --                     6,7
            Six months ended March 31,
            1998 and 1997 (unaudited)

            Notes to Unaudited Consolidated                              8-10
            Financial Statements

Item 2.     Management's Discussion and Analysis                         10-12
            of Financial Condition and Results of
            Operations

PART II.    OTHER INFORMATION                                            12-14

SIGNATURE                                                                14

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      March 31, 1998 and September 30, 1997

                                 (in thousands)

                                                         MARCH 31,    *SEPTEMBER 30,
                                                           1998            1997
                                                        -----------   --------------
                                                        (UNAUDITED)
                    ASSETS

Current assets:
   Cash and cash equivalents                              $13,056        $ 7,223
   Restricted cash                                          1,786          2,166
   Accounts receivable, net                                 2,197          2,260
   Rights-to-receive, net
      Unrestricted                                          5,182          5,110
      Securitized and owned by Trust                       34,937         35,245
   Prepaid expenses and other current assets                2,813          2,279
                                                          -------        -------
             Total current assets                          59,971         54,283

Securities available for sale, at fair value                2,260          1,988
Equipment held for sale or lease, net                       1,058            981
Property and equipment, net                                 7,227          7,275
Other assets                                                2,075          1,375
Restricted deposits and investments                         1,980          1,980
Excess of cost over net assets acquired and other
   intangible assets                                        5,400          4,803
                                                          -------        -------
             Total assets                                 $79,971        $72,685
                                                          =======        =======
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable - rights-to-receive                   $ 4,203        $ 4,768
   Accounts payable - other                                 4,038          3,406
   Accrued expenses                                           772            791
   Deferred membership fee income                           2,743          3,256
                                                          -------        -------
             Total current liabilities                     11,756         12,221

Secured non-recourse notes payable                         33,000         33,000
Other long-term liabilities                                 1,707          2,160
                                                          -------        -------
             Total liabilities                             46,463         47,381
                                                          -------        -------
Commitments                                                  --             --

Stockholders' equity:
   Preferred stock                                           --             --
   Common stock                                               257            204
   Additional paid-in capital                              21,415         10,635
   Accumulated other comprehensive income                   1,227          1,059
   Retained earnings                                       10,609         13,406
                                                          -------        -------
             Total stockholders' equity                    33,508         25,304
                                                          -------        -------

             Total liabilities and stockholders'
                equity                                    $79,971        $72,685
                                                          =======        =======

See accompanying notes to unaudited consolidated financial statements.

* The balance sheet at September 30, 1997 is derived from the registrant's audited consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME--(CONTINUED)

            Three months and six months ended March 31, 1998 and 1997
                                   (unaudited)
                     (in thousands, except income per share)

                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                       MARCH 31,                         MARCH 31,
                                               -------------------------         -------------------------
                                                 1998             1997             1998             1997
                                               --------         --------         --------         --------
Operating revenue:
   Sales of rights-to-receive:
      Owned by Company                         $  1,024            2,664            1,633           21,787
      Owned by Trust                             23,737           23,809           46,164           27,367
                                               --------         --------         --------         --------

         Gross dining sales                      24,761           26,473           47,797           49,154

      Cost of sales                              14,179           15,410           27,170           28,386
      Cardmember discounts                        5,497            6,056           10,669           11,290
                                               --------         --------         --------         --------
   Net revenue from
     rights-to-receive                            5,085            5,007            9,958            9,478

   Membership and renewal fee
     income                                       1,792            1,855            3,822            3,798
   Franchise fee income                             276              316              609              776
   Commission income                                119              105              213              208
   Processing income                                392             --                739             --
                                               --------         --------         --------         --------

        Total operating revenues                  7,664            7,283           15,341           14,260
                                               --------         --------         --------         --------
Operating expenses:
   Selling, general and
     administrative                               6,583            6,478           12,922           12,019
   Cardmember acquisition and
     promotion                                    1,246            1,076            2,295            2,516
   Amended compensation
     agreements (note 3)                           --               --              3,081             --
                                               --------         --------         --------         --------

        Total operating expenses                  7,829            7,554           18,298           14,535
                                               --------         --------         --------         --------

             Operating loss                        (165)            (271)          (2,957)            (275)

Other income (expense):
   Interest and other income                        131              152              262              203
   Interest expense and financing
     cost                                          (757)            (826)          (1,491)          (1,203)
                                               --------         --------         --------         --------

             Loss before income taxes              (791)            (945)          (4,186)          (1,275)

Income tax benefit                                 (301)            (358)          (1,591)            (484)
             Net loss                          $   (490)            (587)          (2,595)            (791)
                                                --------         --------         --------         --------

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME--(CONTINUED)



                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                       MARCH 31,                         MARCH 31,
                                               -------------------------         -------------------------
                                                 1998             1997             1998             1997
                                               --------         --------         --------         --------

Other comprehensive income, net of tax:
    Unrealized gain (loss)on available-
      for-sale securities                           115             (290)             168             (519)

             Comprehensive loss                $   (375)            (877)          (2,427)          (1,310)
                                               ========         ========         ========         ========
Operating loss per common and
   common equivalent share:
      Basic and Diluted                        $   (.01)            (.03)            (.28)            (.03)
                                               ========         ========         ========         ========
Net loss per common and common
   equivalent share:
      Basic and Diluted                        $   (.04)            (.06)            (.24)            (.08)
                                               ========         ========         ========         ========
Weighted average number of common
   and common equivalent shares
      outstanding:
      Basic                                      11,110           10,190           10,669           10,142
                                               ========         ========         ========         ========
      Diluted                                    11,172           10,221           10,714           10,206
                                               ========         ========         ========         ========

See accompanying notes to unaudited consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Six months ended March 31, 1998 and 1997
                                 (in thousands)

                                                             (UNAUDITED)
                                                      -------------------------
                                                        1998              1997
                                                      --------         --------
Cash flows from operating activities:
   Net loss                                           $ (2,595)            (791)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                    1,612            1,112
        Amortization of deferred financing cost            142             --
        Provision for rights-to-receive losses           1,912            2,121
        Deferred income taxes                             (557)            --

        Changes in assets and liabilities:
          Accounts receivable                               63             (371)
          Rights-to-receive                             (1,988)          (2,724)
          Prepaid expenses and other current
            assets                                         (63)          (1,428)
          Other assets                                    (553)              25
          Accounts payable - tax, tip and other            835             (280)
          Income taxes receivable                       (1,229)            --
          Accrued expenses                                 (20)              37
          Deferred membership fee income                  (513)            (990)
                                                      --------         --------

               Net cash used in operating
                  activities                            (2,954)          (3,289)
                                                      --------         --------

Cash flows from investing activities:
   Additions to property and equipment                  (1,216)          (1,996)
   Excess of cost over net assets acquired and
      intangible assets                                   --             (5,017)
   Increase in restricted deposits and
      investments                                         --               (990)
                                                      --------         --------

               Net cash used in investing
                  activities                            (1,216)          (8,003)
                                                      --------         --------
Cash flows from financing activities:
   Proceeds from issuance of secured
      non-recourse notes                                  --             31,978
   Net repayments on revolving line of credit             --            (15,000)
   Net proceeds from issuance of common stock            9,825             --
   Increase in restricted cash                             380           (2,928)
   Conversion of warrants and options for
      common stock, net of tax benefits                   --                153
   Dividends paid                                         (202)            (201)
                                                      --------         --------

               Net cash provided by financing
                  activities                            10,003           14,002
                                                      --------         --------

                                                                     (CONTINUED)
                                       6

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                                            1998         1997
                                                          --------     --------

               Net increase in cash                       $  5,833        2,710

Cash and cash equivalents:
   Beginning of year                                         7,223        3,603
                                                          --------     --------

   End of year                                            $ 13,056        6,313
                                                          ========     ========

Supplemental disclosures of cash flow information:

   Cash paid (received) during the period for:
      Interest                                            $  1,307        1,061
                                                          ========     ========

      Income taxes                                        $     (3)         978
                                                          ========     ========

Supplemental schedule of noncash and
  investing activities:
      Noncash investing and financing activities:

      The acquisition of the rights-to-receive and cancellation of the franchise of East American Trading Company, for 170,000 shares of common stock, was recorded during the first quarter of fiscal year 1998 as follows:

            Fair value of assets acquired:
                Rights-to-receive                 $ 267
                Excess of cost over
                  net assets acquired               740
                                                  -----
                    Equity                        1,007
                                                  =====

See accompanying notes to unaudited consolidated financial statements.

                              TRANSMEDIA NETWORK INC.
                                  AND SUBSIDIARIES

                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

(1)  BASIS OF PRESENTATION

     The balance sheet as of September 30, 1997 was derived from the registrant's audited consolidated financial statements.

     The information presented in each of the included unaudited consolidated financial statements, in the opinion of management, reflects all adjustments necessary for a fair statement of the results for all interim periods. The results for the three and six-month periods ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

     The consolidated financial statements, as presented, are in summarized form, and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles, have been condensed or omitted. Complete disclosures for the year ended September 30, 1997 are presented in Transmedia Network Inc. and subsidiaries' (The "Company") Form 10-K filing which includes audited consolidated financial statements.

     Cost of sales is composed of the cost of rights-to-receive sold, provision for rights-to-receive losses and processing fees.

     Certain prior year amounts have been reclassified to conform with the current presentation.

(2)  INVESTMENT BY EQUITY GROUP INVESTMENTS, INC.

     On March 4, 1998, the Company sold 2.5 million newly-issued common shares and non-transferable warrants to purchase an additional 1.2 million common shares for a total of $10,625 to affiliates of Equity Group Investments, Inc., a privately held investment company. Net proceeeds from the investment amounted to $9,825 after transaction cost. The non-transferable warrants have a term of five years; one third of the warrants are exercisable at $6.00 per share, another third are exercisable at $7.00 per share and the final third are exercisable at $8.00 per share.
     As part of this strategic investment, Equity Group nominated and the stockholders elected two candidates to the Board of Directors who joined three of the Company's existing directors and two new independent directors.

                              TRANSMEDIA NETWORK INC.
                                  AND SUBSIDIARIES

                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

(3)   AMENDED COMPENSATION AGREEMENTS

      On December 29, 1997, the Company and Melvin Chasen, Chairman of the Board, Chief Executive Officer and President, agreed to amend his employment agreement and to terminate his consulting agreement. As part of this agreement, Mr. Chasen agreed to a five year non-compete and confidentiality agreement with the Company and relinquished his right to receive $1 million in the event of the sale of a control block of stock, as described in Note 2 above. Pursuant to this agreement, the Company made a cash payment of $2.75 million to Mr. Chasen and recognized a one-time pre-tax charge of $3.1 million in the quarter ended December 31, 1997.

(4)   PURCHASE OF FRANCHISE

      On December 4, 1997, in exchange for 170,000 shares of Transmedia Network common stock, the Company acquired all the rights-to-receive of East American Trading Company, its franchisee in the Carolinas and Georgia. As part of the agreement, the Company assumed operational control of the sales territories and terminated the franchise agreement. The excess fair value of the stock exchanged over the value of rights-to-receive was recorded as excess of cost over net assets acquired.

(5) LINE OF CREDIT

      On November 6, 1997, the Company obtained a line of credit with a bank for $10 million to be used principally to finance the purchase of rights-to-receive. This line of credit is unsecured and may be drawn down based on an advance rate calculated as a percentage of unrestricted rights-to-receive. The line of credit matures on February 1, 1999 and bears interest at the prime rate with a LIBOR option. At March 31, 1998 no amounts are outstanding under the line of credit.

(6)   LITIGATION

      In December 1996, the Company terminated its license agreement with Sports & Leisure Inc. ("S&L"). In February 1997, S&L commenced an action against the Company in the 11th Judicial Circuit, Dade County, Florida, alleging that the Company improperly terminated the S&L license agreement and seeking money damages. The Company has counterclaimed against S&L for breach of the License Agreement and intends to pursue the action vigorously. Management does not expect the outcome of this case to adversely impact the financial position, cash flows or operating results of the Company.

(7)   LOSS PER COMMON AND COMMON EQUIVALENT SHARE

      Basic loss per share was based on the weighted average number of common shares outstanding during the period presented.

                              TRANSMEDIA NETWORK INC.
                                  AND SUBSIDIARIES


      Diluted loss per share was computed using the weighted average number of common and common equivalent shares outstanding in the periods, assuming exercise of options and warrants calculated under the treasury stock method, based on average stock market prices at the end of the periods.

(8)   COMPREHENSIVE INCOME

      In June 1997, the FASB issued SFAS No. 130 Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company adopted SFAS No. 130 in calendar year 1998. The changes in the components of other comprehensive income(loss) are reported as follows:

      Accumulated other comprehensive income at
            December 31, 1997 unrealized gain on available-
            for-sales securities, net of taxes of $682                  $ 1,112

      Change for the three months ended March 31, 1998:
            Unrealized gain on available-for-sale securities                185
            Tax effect on unrealized gain                                   (70)

      Accumulated other comprehensive income at
            March 31, 1998 unrealized gain on available-
            for-sale securities, net of taxes of $752                   $ 1,227
                                                                        =======

      The $168 change in unrealized gain for the six-month period ending March 31, 1998 is net of tax of $103. The $290 and $590 of changes in unrealized losses for the three and six-month periods ending March 31, 1997 is net of tax benefit of $180 and $361, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             (DOLLARS IN THOUSAND)

(A) RESULTS OF OPERATIONS - COMPARISON OF THREE AND SIX MONTHS ENDED MARCH 31, 1998 AND 1997

      Sales of rights-to-receive for the three and six-month periods ended March 31, 1998 were $24,761 and $47,797, which represented a decrease of 6.5% and 2.8% over the comparable periods in the prior year, principally resulting from a decrease in sales volume in the New York and South Florida markets, two of the Company's largest and most competitive territories.

      At March 31, 1998, the average rights-to-receive balance per participating company restaurant was $7,571 versus $8,198 at September 30, 1997. Months on hand of rights-to-receive for the three and six months ending March 31, 1998 were 9.5 and 9.9 cmpared to 8.6 and 8.8 in the prior year, due to lower sales and an investment in certain markets.

                              TRANSMEDIA NETWORK INC.
                                  AND SUBSIDIARIES

      Cardmember discounts as a percentage of sales were 22.2% and 22.3% in the current three and six-month periods compared to 22.9% and 23.0% in the prior year periods reflecting the continued growth in spending by the 20% discount no-fee membership category.

      Provision for rights-to-receive losses, which are included in cost of sales, amounted to $1,152 and $1,912 for the three and six-month periods ended March 31, 1998, compared to $1,382 and $2,121 in the prior year periods. Processing fees based on transactions processed declined to 3.0% and 3.3% as a percentage of gross dining sales for the three and six-months ending March 31, 1998 from 3.3% and 3.7% for the same periods in the prior year reflecting economies of scale associated with an increased volume of point-of-sale transactions.

      Membership and renewal fee income for the three and six-month periods ending March 31, 1998 were $1,792 and $3,822 compared to $1,855 and $3,798 for the comparable prior year periods. Fee income is recognized over a twelve-month period beginning in the month the fee is received.

      Continuing franchise fee income decreased by $ 83 and $266 in the three and six-month periods ended March 31,1998, compared with the prior year primarily reflecting the repurchase of the formerly franchised California territory on January 2, 1997 and the Carolinas/Georgia territories on December 4, 1997.

      Processing income comprises the sale or lease of point-of-sale terminals to merchants, principally restaurants, as well as income received for serving as the merchants' processor for all of their credit card transactions, net of interchange fees.

      Selling, general and administrative expenses for the three and six-months ended March 31, 1998 increased by $105 and $903 or 1.6% and 7.5%, compared with the prior year periods. As a percentage of gross dining usage, selling general and administrative expenses were 26.6% this quarter compared to 24.5% in the same quarter last year as a result of the lower sales volume. Component changes between the quarter ending March 31, 1998 to the prior year were immaterial. For the six months ended March 31, 1998, the increase in selling, general and administrative expenses over prior year periods relates to personnel increases primarily in the call center, marketing and merchant support services areas, depreciation and office expenses associated with reacquired franchise territories.


      In the three and six-month periods ended March 31, 1998, cardmember acquisition expenses were $1,246 and $2,295 versus $ 1,076 and $2,516 in the prior year's comparable periods. Included in cardmember acquisition expenses was the amortization of previously capitalized advertising costs amounting to $133 and $232 in the fiscal 1998 periods versus $180 and $421 in the fiscal 1997 comparable periods. Costs capitalized in the 1998 periods were $191 and $333 versus $68 and $337 in 1997.

      The amended employment agreement and termination of the consulting agreement of the Chief Executive Officer resulted in a one-time $3,081 charge in the first quarter of 1998. Components included a lump-sum cash payment of $2,750, cancellation of indebtedness of $135, and health insurance for the remainder of his life (Note 3). The after tax impact of the charge was approximately $1.9 million.

      Interest and other expense was $757 in the 1998 three-month period and $1,491 in the 1998 six-month period compared with $826 and $1,203 in the comparable 1997 periods attributable to the securitization of rights-to-receive on December 24, 1996.

                              TRANSMEDIA NETWORK INC.
                                  AND SUBSIDIARIES

      Loss before income tax benefit was $791 and $4,186 in the three and six-months periods ended March 31, 1998, compared with loss before income taxes of $271 and $275 in the 1997 comparable periods.

      Net loss for the three and six months periods ended March 31, 1998 were $490 or 4 cents per share and $2,595 or 28 cents per share, compared with a net loss of $587 or 6 cents per share and a net loss of $791 or 8 cents per share in the prior year comparable periods.

(B)   LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash and cash equivalents amounted to $13,056 at March 31, 1998. The Company believes that cash on hand, plus cash generated from operations and the line of credit, as described below, will be sufficient to fund the Company's normal cash requirements for the 1998 fiscal year.

      On November 6, 1997, the Company obtained a new line of credit with a bank for $10 million to be used principally to finance the purchase of rights-to-receive. This line of credit is unsecured and may be drawn down based on an advance rate calculated as a percentage of unrestricted rights-to-receive. The line of credit matures on February 1, 1999 and bears interest at the prime rate with a LIBOR option. No amounts are presently outstanding under the line.

                            PART II - OTHER INFORMATION

Items 1, 2, 3, and 5

Items 1, 2, 3, and 5 of Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 4

      Submission of matters to a vote of security holders

            (a)   Meeting

                  Annual meeting of stockholders was held on March 3, 1998

            (b)   Election of Directors

                  Proxies for the meeting were solicited pursuant to Regulation 14 under the Act and all nominees were elected.

                              TRANSMEDIA NETWORK INC.
                                  AND SUBSIDIARIES

            (c)   Matters voted upon

                  (i) The approval of the issuance and sale of 2,500,000 shares of common stock (the "Common Stock"), $.02 par value of the Company and non-transferable warrants to purchase an additional 1,200,000 shares of Common Stock of the Company to Samstock, L.L.C. and Transmedia Investors, L.L.C. for $10,625,000 in cash.

                       For                                   6,459,503
                       Withheld/Against                        118,751
                       Exceptions/Abstain                       25,507
                                                            ----------
                          Total Shares voted                 6,603,761
                       Broker no vote                                -
                       Total shares eligible to vote        10,359,956
                                                            ==========

                  (ii) The approval of amendments to the Certificate of
                       Incorportation of the Company to eliminate the classified board of directors and to provide that all of the Company's directors will be elected annually upon expiration of their current terms.

                       For                                   6,604,998
                       Withheld/Against                         61,152
                       Exceptions/Abstain                       28,682
                                                            ----------
                          Total Shares voted                 6,694,832
                       Broker no vote                                -
                       Total shares eligible to vote        10,359,956
                                                            ==========

                  (iii) The election of seven directors.

                        For                                  6,629,894
                        Withheld/Against                        64,938
                        Exceptions/Abstain                           -
                                                            ----------
                           Total Shares voted                6,694,832
                        Broker no vote                               -
                        Total shares eligible to vote       10,359,956
                                                            ==========

            (d)   Settlement terms

                  None

                              TRANSMEDIA NETWORK INC.
                                  AND SUBSIDIARIES

Item 6

      Exhibits and reports on Form 8K

            (a)   Exhibits

                  27.1  Financial Data Schedule.

            (b)   Reports on Form 8K

                        A Current Report on Form 8K dated March 3, 1998 was filed with the Securities and Exchange Commision regarding the sale of 2.5 million newly-issued shares and non-transferable warrants to purchase an additional
                        1.2 million common shares for a total of $10,625 to affiliates of Equity Group Investments, Inc., a privately held investment company.

                                S I G N A T U R E S

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TRANSMEDIA NETWORK INC.
                                                (Registrant)

May 15, 1998                              /s/ STEPHEN E. LERCH
                                          ---------------------------
                                          Stephen E. Lerch
                                          Executive Vice President
                                          and Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------

  27           Financial Data Schedule