Form 10-Q
period 1998-06-30
TRANSMEDIA NETWORK INC /DE/
filed 1998-08-14
CIK 78536

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            JUNE 30, 1998

OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number    1-13806

                             TRANSMEDIA NETWORK INC.
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                                84-602887
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                 11900 BISCAYNE BOULEVARD, MIAMI, FLORIDA     33181
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

                                                              Yes [X] No [ ]

The number of shares outstanding of the issuer's Common Stock, $.02 par value, as of August 14, 1998: 12,879,456

                                    I N D E X

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES

PART  I. FINANCIAL INFORMATION                                         PAGE NO.

Item 1.           Financial Statements:

                  Consolidated Balance Sheets --                          3
                  June 30, 1998 (unaudited)
                  and September 30, 1997 (audited)

                  Consolidated Statements of Income                      4,5
                  And Comprehensive Income

                  Three and nine months ended June 30,
                  1998 and 1997 (unaudited)

                  Consolidated Statements of Cash Flows--                6,7
                  Nine months ended June 30,
                  1998 and 1997 (unaudited)

                  Notes to Unaudited Consolidated                        8-10
                  Financial Statements

Item 2.           Management's Discussion and Analysis                  10-12
                  of Financial Condition and Results of
                  Operations

PART II. OTHER INFORMATION                                               13

SIGNATURE                                                                13

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      June 30, 1998 and September 30, 1997

                                 (in thousands)

                                  ASSETS                                       JUNE 30,        *SEPTEMBER 30,
                                                                               1998               1997
                                                                               ----               ----
                                                                            (unaudited)
Current assets:
     Cash and cash equivalents                                              $       7,339     $       7,223
     Restricted cash                                                                2,428             2,166
     Accounts receivable, net                                                       2,636             2,260
     Rights-to-receive, net
        Unrestricted                                                                6,839             5,110
        Securitized and owned by Trust                                             35,011            35,245
     Prepaid expenses and other current assets                                      3,091             2,279
                                                                            -------------     -------------
                   Total current assets                                            57,344            54,283

Securities available for sale, at fair value                                        2,834             1,988
Equipment held for sale or lease, net                                               1,079               981
Property and equipment, net                                                         6,924             7,275
Other assets                                                                        1,859             1,375
Restricted deposits and investments                                                 1,980             1,980
Excess of cost over net assets acquired and other intangible assets                 5,317             4,803
                                                                            -------------     -------------

                   Total assets                                             $      77,337     $      72,685
                                                                            =============     =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable - rights-to-receive                                   $       2,779     $       4,768
     Accounts payable - other                                                       3,276             3,406
     Accrued expenses                                                                 641               791
     Deferred membership fee income                                                 2,288             3,256
                                                                            -------------     -------------
                   Total current liabilities                                        8,984            12,221

Secured non-recourse notes payable                                                 33,000            33,000
Other long-term liabilities                                                         1,926             2,160
                                                                            -------------     -------------

                   Total liabilities                                               43,910            47,381
                                                                            -------------     -------------

Commitments

Stockholders' equity:
     Preferred stock                                                                    -                 -
     Common stock                                                                     257               204
     Additional paid-in capital                                                    21,473            10,635
     Accumulated other comprehensive income                                         1,584             1,059
     Retained earnings                                                             10,113            13,406
                                                                            -------------     -------------

                   Total stockholders' equity                                      33,427            25,304
                                                                            -------------     -------------


                   Total liabilities and stockholders' equity               $      77,337     $      72,685
                                                                            =============     =============

See accompanying notes to unaudited consolidated financial statements.

* The balance sheet at September 30, 1997 is derived from the registrant's audited consolidated financial statements.

                             TRANSMEDIA NETWORK INC.

                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

            Three months and nine months ended June 30, 1998 and 1997
                                   (unaudited)

                     (in thousands, except income per share)

                                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                               ------------------                   -----------------
                                                                     JUNE 30,                            JUNE 30,
                                                                     --------                            --------
                                                               1998             1997             1998              1997
                                                               ----             ----             ----              ----
Operating revenue:
     Sales of rights-to-receive:
        Owned by Company                                     1,656               522            3,289            22,309
        Owned by Trust                                      22,005            25,118           68,169            52,485
                                                            ------            ------        ---------        ----------

             Gross dining sales                             23,661            25,640           71,458            74,794

        Cost of sales                                       13,414            14,433           40,584            42,819
        Cardmember discounts                                 5,341             5,797           16,010            17,087
                                                            ------            ------        ---------        ----------

     Net revenue from rights-to-receive                      4,906             5,410           14,864            14,888

     Membership and renewal fee income                       1,780             1,878            5,602             5,676
     Franchise fee income                                      312               312              921             1,088
     Commission income                                         134               102              347               310
     Processing income                                         424                 -            1,163                 -
                                                            ------            ------        ---------        ----------

           Total operating revenues                          7,556             7,702           22,897            21,962
                                                            ------            ------        ---------        ----------

Operating expenses:
     Selling, general and administrative                     6,580             6,469           19,502            18,488
     Cardmember acquisition and promotion                    1,221             1,115            3,516             3,631
     Amended compensation agreements (note3)                     -                 -            3,081                 -
                                                            ------            ------        ---------        ----------

            Total operating expenses                         7,801             7,584           26,099            22,119
                                                            ------            ------        ---------        ----------

                   Operating income (loss)                    (245)              118           (3,202)             (157)

Other income (expense):
     Initial license and franchise fees, net                                     740                                740
     Interest and other income                                 182               172              444               375
     Interest expense and financing cost                      (746)             (734)          (2,237)           (1,937)
                                                            ------            ------        ---------        ----------

                   Income (loss) before income taxes          (809)              296           (4,995)             (979)

Income tax expense (benefit)                                  (307)              112           (1,898)             (372)
                                                            ------            ------        ---------        ----------

                   Net income (loss)                          (502)              184           (3,097)             (607)
                                                            ------            ------        ---------        ----------

                                                                                                  (Continued)

                                               TRANSMEDIA NETWORK INC.
                                                   AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF INCOME, CONTINUED

                                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                              JUNE 30,                         JUNE 30,
                                                                        1998             1997            1998            1997
                                                                        ----             ----            ----            ----
Other comprehensive income:
        Unrealized gain(loss) on available-
                 for-sale securities                                      576             316              847             (521)
      Tax effect of unrealized gain(loss)                                (219)           (120)            (322)             198

                   Comprehensive income (loss)              $            (145)            380           (2,572)            (930)
                                                                       -=====          --====          =======           ======

Operating income (loss) per common and common
      equivalent share:
        Basic and Diluted                                   $            (.02)            .01             (.28)            (.02)
                                                                       -=====          --====          =======           ======

Net income (loss) per common and common
      equivalent share:
        Basic and Diluted                                   $            (.04)            .02             (.27)            (.06)
                                                                       -=====          --====          =======           ======

Weighted average number of common and common
      equivalent shares outstanding:
        Basic                                                          12,867          10,190           11,402           10,158
                                                                       ======          ======          =======           ======

        Diluted                                                        13,007          10,222           11,469           10,158
                                                                       ======          ======          =======           ======


See accompanying notes to unaudited consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Nine months ended June 30, 1998 and 1997
                                 (in thousands)

                                                                                        (UNAUDITED)
                                                                                 1998                1997
                                                                                 ----                ----
Cash flows from operating activities:
     Net loss                                                            $         (3,097)              (607)
     Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                            2,424              1,687
           Amortization of deferred financing cost                                    210                  -
           Provision for rights-to-receive losses                                   2,808              2,948
           Deferred income taxes                                                     (597)                 -

           Changes in assets and liabilities:
               Accounts receivable                                                   (376)                31
               Rights-to-receive                                                   (6,041)            (5,151)
               Prepaid expenses and other current assets                             (349)            (1,100)
               Other assets                                                        (1,097)              (102)
               Accounts payable - other                                                72                (48)
               Income taxes receivable                                               (625)                 -
               Accrued expenses                                                      (150)                (6)
               Deferred membership fee income                                        (968)            (1,490)
                                                                                 --------           --------

                     Net cash used in operating activities                         (7,786)            (3,870)
                                                                                 --------           --------

Cash flows from investing activities:
     Additions to property and equipment                                           (1,517)            (2,698)
     Excess of cost over net assets acquired and
        intangible assets                                                               -             (5,017)
     Increase in restricted deposits and investments                                    -               (990)
                                                                                 --------           --------

                     Net cash used in investing activities                         (1,517)            (8,705)
                                                                                 --------           --------

Cash flows from financing activities:
     Proceeds from issuance of secured
           non-recourse notes                                                           -             31,978
     Net repayments on revolving line of credit                                         -            (15,000)
     Net proceeds from issuance of common stock                                     9,854                  -
     Increase in restricted cash                                                     (262)            (3,035)
     Conversion of warrants and options for
           common stock, net of tax benefits                                           29                153
     Dividends paid                                                                  (202)              (403)
                                                                                 --------           --------

                     Net cash provided by financing activities                      9,419             13,693
                                                                                 --------           --------

                                                                                                          (Continued)

                                                                                 1998               1997
                                                                                 ----               ----

                     Net increase in cash                                 $           116              1,118

Cash and cash equivalents:
     Beginning of year                                                              7,223              3,603
                                                                                 --------            -------

     End of year                                                          $         7,339              4,721
                                                                                 ========            =======

Supplemental disclosures of cash flow information:

     Cash paid (received) during the period for:
        Interest                                                          $         1,741              1,472
                                                                                 ========            =======

        Income taxes                                                      $          (297)               995
                                                                                 ========            =======


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

         The information presented in the unaudited consolidated financial statements, in the opinion of management, reflects all adjustments necessary for a fair statement of the results for all interim periods. The results for the three and nine-month periods are not necessarily indicative of the results to be expected for the full year.

         The consolidated financial statements, as presented, are in summarized form, and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles, have been condensed or omitted. Complete disclosures for the year ended September 30, 1997 are presented in Transmedia Network Inc and subsidiaries' (the "Company") Form 10-K filing which includes audited consolidated financial statements.

         Cost of sales is composed of the cost of rights-to-receive sold, provision for rights-to-receive losses and processing fees.

         Certain prior year amounts have been reclassified to conform with the current presentation.

(2)      INVESTMENT BY EQUITY GROUP INVESTMENTS, INC.

         On March 4, 1998, the Company sold 2.5 million newly-issued common shares and non-transferable warrants to purchase an additional 1.2 million common shares for a total of $10,625 to affiliates of Equity Group Investments, Inc., a privately held investment company. Net proceeds amounted to $9,825 after transaction costs. The non-transferable warrants have a term of five years; one third of the warrants are exercisable at $6.00 per share, another third are exercisable at $7.00 per share and the final third are exercisable at $8.00 per share. As part of this strategic investment, Equity Group nominated and the stockholders elected two candidates to the Board of Directors who joined three of the Company's existing directors and two new independent directors.

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

(5)      LINE OF CREDIT

         The Company maintains a line of credit with a bank for $10 million to be used principally to finance the purchase of rights-to-receive. This line of credit is unsecured and may be drawn down based on an advance rate calculated as a percentage of unrestricted rights-to-receive. The line of credit matures on February 1, 1999 and bears interest at the prime rate with a LIBOR option. At June 30, 1998, no amounts are outstanding under the line of credit.

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

(7)      LOSS PER COMMON AND COMMON EQUIVALENT SHARE

         Basic income or loss per share was based on the weighted average number of common shares outstanding during the period presented.

         Diluted income or loss per share was computed using the weighted average number of common and common equivalent shares outstanding in the periods, assuming exercise of options and warrants calculated under the treasury stock method, based on average stock market prices at the end of the periods.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

(8)      SUBSEQUENT EVENTS

         On July 16, 1998, the Company entered into a purchase agreement with Texas Restaurant Card, Inc, a franchisee of the Company. Under the terms of the agreement, the Company reacquired for cash the right to operate its business in Dallas/Forth Worth along with the rights-to-receive for this territory. Additionally, the Company has established the option to reacquire the remaining three developed territories, Houston, Austin and San Antonio at some point over the next two and a half years. The purchase price was $1.8 million of which approximately $1.4 million represented the excess of cost over net assets acquired.

         On August 6, 1998 the Company signed a letter of intent to acquire certain assets of The Reunion Group, Inc., a direct response marketing company specializing in fee-based credit card enhancement programs. The acquisition, which is subject to execution of a definitive purchase agreement, will be made with 950,000 shares of the company's stock and the assumption of certain liabilities. The Reunion Group presently has approximately 300,000 enrolled members.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

(A) RESULTS OF OPERATIONS - COMPARISON OF THREE AND NINE MONTHS ENDED JUNE 30, 1998 AND 1997

         Sales of rights-to-receive for the three and nine-month periods ended June 30, 1998 were $23,661 and $71,458, which represented a decrease of 7.8% and 4.5% over the comparable periods in the prior year, principally resulting from a decrease in sales volume in the New York and South Florida markets, two of the Company's largest and most competitive territories.

         At June 30, 1998, the average rights-to-receive balance for participating Company restaurants was $6,255 versus $8,198 at September 30, 1997. Months on hand of rights-to-receive at June 30, 1998 were
         9.8 compared to 8.8 in the prior year, primarily due to a lower level of sales and a planned increase in rights-to-receive in certain markets.

         Cardmember discounts as a percentage of gross dining sales were 22.6% and 22.4% in the current three and nine-month periods compared to 22.6% and 22.9% in the prior year periods reflecting cardmember spend continuing to split almost equally between the 25% fee membership and the 20% discount no-fee membership categories.

         Provision for rights-to-receive losses, which are included in cost of sales, amounted to $896 and $2,808 for the three and nine-month periods ended June 30, 1998, compared to $826 and $2,948 in the prior year periods. Processing fees based on transactions processed declined to 3.07% as a percentage of gross dining sales for the three and nine-months ending June 30, 1998 from

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

         3.09% and 3.21% for the same periods in the prior year reflecting further economies of scale associated with an increased volume of point-of-sale transactions.

         Membership and renewal fee income for the three and nine-month periods ending June 30, 1998 were $1,780 and $5,602 compared to $1,878 and $5,676 for the comparable prior year periods. Fee income is recognized over a twelve-month period beginning in the month the fee is received.

         Continuing franchise fee income decreased by $43 and $310 in the three and nine-month periods ended June 30,1998, compared with the prior year primarily reflecting the repurchase of the formerly franchised California territory on January 2, 1997, and the Carolinas/Georgia territories on December 4, 1997.

         Processing income comprises the sale or lease of point-of-sale terminals to merchants, principally restaurants, as well as income received for serving as the merchants' processor for all of their credit card transactions, net of interchange fees.

         Selling, general and administrative expenses for the three and nine-months ended June 30, 1998 increased by $111 and $1,014 or 1.7% and 5.5%, compared with the prior year periods. As a percentage of gross dining usage, selling general and administrative expenses were 27.8% this quarter compared to 25.2% in the same quarter last year as a result of the lower sales volume. Component changes between the quarters ending June 30, 1998 and 1997 were immaterial. For the nine months ended June 30, 1998, the increase in selling, general and administrative expenses over the comparable prior year period relates to personnel increases primarily in the call center, marketing and merchant support services areas and depreciation.

         In the three and nine-month periods ended June 30, 1998, cardmember acquisition expenses were $1,221 and $3,516 versus $1,115 and $3,631 in the prior year's comparable periods. Included in cardmember acquisition expenses was the amortization of previously capitalized advertising costs amounting to $140 and $371 in the fiscal 1998 periods versus $133 and $554 in the fiscal 1997 comparable periods. Costs capitalized in the 1998 periods were $66 and $399 versus $21 and $357 in 1997.

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

         Interest and other expense was $564 in the 1998 three-month period and $1,793 in the 1998 nine-month period compared with net other income of $178 and expense of $822 in the comparable 1997 periods.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

         Loss before income tax benefit was $809 and $4,995 in the three and nine-months periods ended June 30, 1998, compared with income before income taxes of $296 and loss before income taxes of $979 in the 1997 comparable periods.

         Net loss for the three and nine-months periods ended June 30, 1998 were $502 or 4 cents per share and $3,097 or 27 cents per share, compared with a net income of $184 or 2 cents per share and a net loss of $607 or 6 cents per share in the prior year comparable periods.

(B)      LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents amounted to $7,339 at June 30, 1998. The Company believes that cash on hand, plus cash generated from operations and the line of credit, as described below, will be sufficient to fund the Company's normal cash requirements for the 1998 fiscal year.

         On November 6, 1997, the Company obtained a new line of credit with a bank for $10 million to be used principally to finance the purchase of rights-to-receive. This line of credit is unsecured and may be drawn down based on an advance rate calculated as a percentage of unrestricted rights-to-receive. The line of credit matures on February 1, 1999 and bears interest at the prime rate with a LIBOR option. No amounts are presently outstanding under the line

         On July 16, 1998, the Company entered into a purchase agreement with Texas Restaurant Card, Inc, a franchisee of the Company. Under the terms of the agreement, the Company reacquired for cash the right to operate its business in Dallas/Fort Worth along with the rights-to-receive for this territory. The purchase price was $1.8 million of which approximately $1.4 million represented the excess of cost over net assets acquired.

         On August 6, 1998 the Company signed a letter of intent to acquire certain assets of The Reunion Group, Inc., a direct response marketing company specializing in fee-based credit card enhancement programs.
         The acquisition, which is subject to execution of a definitive purchase agreement, will be made with 950,000 shares of the company's stock and the assumption of certain liabilities.

(C)      YEAR 2000 COMPUTER COMPLIANCE

         The Company is in the process of completing an assessment of its Year 2000 issue. All software development and installation effected in the past year is already in compliance. For those systems and software not compliant, the Company is working with an outside vendor to ensure compliance prior to April 1999. In the unlikely event such compliance is not possible, the Company will consider replacing non-compliant software. Cost to be incurred in order for the Company to be year 2000 compliant are not expected to have a material effect on the Company's financial position or results of operations.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES


                           PART II - OTHER INFORMATION

Items 1, 2, 3, 4, and 5

Items 1, 2, 3, 4, and 5 of Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.



Item 6

         Exhibits and reports on Form 8K

                  (a)      Exhibits

                           None

                  (b)      Reports on Form 8K

                           None

                               S I G N A T U R E S

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              TRANSMEDIA NETWORK INC.
                                                    (Registrant)


August 14, 1998                               /S/STEPHEN E. LERCH
                                              ----------------------------------
                                              Stephen E. Lerch
                                              Executive Vice President
                                              and Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT                              DESCRIPTION
-------                              -----------

  27                Financial Data Schedule