Form 10-K
period 1998-09-30
TRANSMEDIA NETWORK INC /DE/
filed 1998-12-31
CIK 78536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended SEPTEMBER 30, 1998

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ___________ to

                         Commission file number 1-13806
                                                -------

                             TRANSMEDIA NETWORK INC.
                             -----------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                              84-6028875
-------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S Employer
incorporation or organization)                              Identification No.)

                 11900 BISCAYNE BOULEVARD, MIAMI, FLORIDA 33181
                 ----------------------------------------------
               (Address of principal executive offices) (zip code)

                                  305-892-3300
                                  ------------
                         Registrant's telephone number,
                              including area code)

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

Indicate by (X) whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                          Yes  X     No -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 21, 1998: $32,880,065.
                         -------------


Number of shares outstanding of Registrant's Common Stock, as of December 21, 1998: 12,831,245.
      -----------

DOCUMENTS INCORPORATED BY REFERENCE:

     None.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Transmedia Network Inc. and subsidiaries' (the "Company") owns and markets a charge card ("the Transmedia Card") offering savings to the Company's card members on dining as well as lodging, travel, retail catalogues and long distance telephone calls. The Company's primary business activity is to acquire, principally through cash advances, the rights-to-receive food and beverage credits at full retail value from restaurants ("Rights-to-receive"), which are then sold for cash to holders of the Transmedia card. These Rights-to-receive are primarily purchased by the Company for cash but may also be acquired in exchange for services.

     The Company's areas of operation include Central and South Florida, the New York, Chicago and Los Angeles metropolitan areas, Boston and surrounding New England, Philadelphia, San Francisco, Detroit, Indianapolis, Milwaukee, Denver, Phoenix, North and South Carolina, Georgia, parts of Tennessee and Dallas/Ft Worth. Franchised areas include most of New Jersey, Washington, D.C., Maryland, Virginia, and parts of Texas. Licensing arrangements exist for the United Kingdom, Canada, and Europe, as well as the Asia-Pacific region.

     The Company derives income from franchising and licensing The Transmedia Card and related proprietary rights and know-how, including rights to solicit restaurants, hotels, resorts and motels and acquire food, beverage and lodging credits, in the United States. The Company also receives revenue from licensing The Transmedia Card and related proprietary rights and know-how outside the United States. The Company no longer engages in franchising.

CORPORATE STRUCTURE

     The Company commenced operations in 1984 and was reincorporated as a Delaware corporation in 1987. Currently, it has the following principal operating subsidiaries:

     /bullet/ Transmedia Restaurant Company Inc. which is responsible for obtaining and servicing restaurants and other service establishments such as hotels, resort destinations and retailers where the Transmedia Card may be used.

     /bullet/ Transmedia Service Company Inc., which is responsible for soliciting and servicing all cardmembers in the United States, for providing support services to Transmedia Restaurant Company, and for all domestic franchising of The Transmedia Card and related proprietary rights and know-how.

     /bullet/ TMNI International Incorporated, which licenses the Transmedia
               Card, service marks, proprietary software and know-how outside the United States and, has licensed rights to Europe, Turkey, the countries comprising the former Union of Soviet Socialist Republics, Australia, New Zealand and the Asia-Pacific region, to date.

     /bullet/ TNI Funding I, Inc., which was established as a special purpose corporation for purposes of the securitization of cash advances to merchants referred to as rights-to-receive.

DESCRIPTION OF RIGHTS TO RECEIVE AND THE TRANSMEDIA CARD

     The Company's primary business is the acquisition of Rights to Receive from participating establishments which are then sold for cash to holders of The Transmedia Card. "Rights to Receive" are rights to receive goods and services, principally food and beverages, which are acquired and purchased from participating restaurants, for an amount equal to approximately fifty percent (50%) of the food and beverage credits. Alternatively, the Company may acquire such Rights to Receive either by financing the purchase of other goods or services or providing advertising and media placement services to the participating establishments. Approximately ninety-five percent (95%) of Rights to Receive are purchased for cash. The Company typically advances cash in amounts such that the food and beverage credits acquired are anticipated to be utilized in a period of no more than six months; however, it is not always possible for the Company to predict with accuracy the amount of time in which such credits will be consumed, due to seasonality or the opening of new market areas.

     The Transmedia Card is selectively issued to applicants who are determined to be creditworthy by virtue of their having a current, valid MasterCard, Visa, Discover or American Express credit card or who are otherwise deemed creditworthy by Company management. The Transmedia Cardmembers have a choice of programs, including (i) a card which offers a 25% savings at participating establishments for which there is a $49 annual fee, (ii) a Turn Meals into Miles/registered trademark/ program which offers mileage credits with Continental Airlines, US Airways and United Airlines of 10 miles for each dollar spent on food and beverage at participating establishments for an annual fee of $9.95, and (iii) a "Free for Life" Transmedia Card which affords them 20% savings at participating establishments. Each account may have more than one user and, accordingly, more than one cardmember. The Company has also offered a "family of savings" concept through a silver and gold Transmedia Card program designed to supplement the existing 25% savings on dining only fee program. Both the silver and gold programs are fee based, offer 25% savings at participating establishments and entitle the cardmember access to additional benefits and savings at either no-cost or a reduced fee depending upon the cardmembers' election. The silver program retails for $29.95 and the gold program for $59.95.

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

DOMESTIC FRANCHISING

In 1990, the Company commenced franchising The Transmedia Card (then known as The Restaurant Card) and related proprietary rights and know-how, including rights to solicit restaurants and acquire Rights to Receive, in the United States, as part of an expansion strategy to develop a national presence. The Company has determined that it will no longer offer franchises in the United States and a number of the franchise territories have subsequently been reacquired. At September 30, 1998, the Company's remaining franchises were in the following territories: a large part of New Jersey, the Washington, D.C./Baltimore, Maryland region, southern Virginia, and parts of Texas. The Company has also granted a certain third party an option to acquire a franchise for the State of Hawaii.

In January 1997, the Company purchased certain of the assets of The Western Transmedia Company, Inc., the Company's franchisee in the states of California, Nevada, Oregon and Washington. In December 1997, the Company acquired the Rights-to-Receive of East American Trading Company, its franchisee in the Carolinas, Georgia and eastern Tennessee and terminated the franchise agreement. In July 1998, the Company acquired the Rights-to-Receive and the right to conduct business in the Dallas/Fort Worth franchise territory. In addition, the Company has an option to acquire the remainder of the Texas franchise. The Company now conducts the operations in all of these territories directly.

Each franchise sold by the Company is operated under a ten year franchise agreement that is renewable for an additional ten-year term for all locations. Each agreement provides that the Company will assist the franchisee with marketing, advertising, training and other administrative support; relates to a territory that contains a minimum number of full-service restaurants that accept MasterCard, Visa, Discover or American Express credit cards; and licenses the franchisee to use the Company's trademarks in connection with the solicitation of new cardmembers (which is not restricted to the franchisee's territory) and the purchase of Rights to Receive from restaurants in the territory granted to the franchisee. The franchisee is responsible for, among other things, soliciting cardmembers and participating establishments, purchasing Rights to Receive from participating establishments in its territory, and maintaining adequate insurance. In consideration for the grant of the franchise, the franchisee pays to the Company (i) a one-time franchise fee which varies based upon the number of full-service restaurants located within the territory granted to the franchisee, and (ii) the following continuing fees during the term of the franchise agreement: (A) 7 1/2% of the total meal credits used within the franchisee's territory; (B) 2 1/2% of the total meal credits sold within the franchisee's territory into the Company's advertising and development fund; (C) a processing fee of $.20 per sales transaction from the franchisee's territory; and (D) a monthly service charge of $1.00 per participating establishment in the franchisee's territory.

U.S. LICENSING

In November 1995, the Company entered into a license arrangement under which a licensee was authorized to solicit Rights to Receive from various types of resorts, hotels and other entities. The territory covered by the license agreement is the continental United States, excluding the State of Minnesota. The term of this arrangement was ten years, with a potential renewal period of ten years and under this arrangement, the Company compensated the licensee through a commission. In December 1996, the Company terminated the license agreement. (See Item 3).

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

Both licenses are governed by a Master License Agreement which provides that, among other things, (i) the licensees have the right to sublicense the rights granted under the Master License Agreement to others within the territory, provided that each such sublicense is approved by the Company, (ii) the Company will assist the licensees with training relating to sales, administration, technical and operations of the business, and (iii) the licensees are solely responsible for developing its own market, paying its own expenses for advertising and soliciting cardmembers and participating establishments in its territory. In consideration for the licensees, the Company was paid initial fees aggregating $2,375,000, received an equity interest in the licenses and the right to receive royalties on gross dining volumes. In December 1996, Transmedia Europe Inc. amended the sublicense it had granted for France and expanded the sublicensee's territory to include Belgium and Luxemborg, Italy, Spain and Switzerland (other than the German speaking area).

In December 1996, the Company entered into an agreement with Transmedia
Europe, Inc. and Transmedia Asia Pacific Inc. amending both of the licenses, among other things, to permit the companies to be reorganized under one entity and to allow them to acquire and operate worldwide the business of Countdown plc., which conducts a discount savings program in Europe and, to a lesser extent, in the United States. Upon closing of the Countdown acquisition, the Company received $250,000 in cash and a $500,000 note bearing interest at 10%, which was payable on April 1, 1998. The Company is in negotiations with its licensee to reacquire the licenses for Transmedia Europe and Asia-Pacific,Inc. At September 30, 1998, the licensee had not yet made payments on the note. Given the uncertainty regarding resolution of this matter, the Company has provided a reserve for the face value of the note and related accrued interest.

AREAS OF OPERATION

The Company's areas of operation include Central and South Florida, the New York, Chicago and Los Angeles metropolitan areas, Boston and surrounding New England, Philadelphia, San Francisco, Detroit, Indianapolis, Milwaukee, Denver, Phoenix, North and South Carolina, Georgia, parts of Tennessee and Dallas/Forth Worth. Franchised areas include most of New Jersey, Washington, D.C., Maryland, Virginia and parts of Texas. Licensing arrangements exist for the United Kingdom, Canada, and Europe, as well as the Asia-Pacific region.

PARTICIPATING RESTAURANTS AND CARDMEMBERS

As of September 30, 1998, directories published by the Company, which are distributed to cardmembers six times a year, listed 7,274 restaurants available to cardmembers, and The Transmedia Card was held by an aggregate of 1,203,080 cardmembers, comprised of 838,118 accounts with an average of 1.44 cardmembers per account. The following table sets forth (i) the number of restaurants listed in directories published by the Company and (ii) the number of cardmembers, as of the fiscal years ended September 30, 1994 though 1998:


                       1998           1997        1996         1995      1994
--------------------------------------------------------------------------------
Restaurants              7,274        7,087       6,974        5,330     3,628
--------------------------------------------------------------------------------
Cardmembers          1,203,080     1,298,061    924,418      593,161   395,968


The increase in the number of restaurants listed in directories published by the Company during the fiscal years ended September 30, 1994 through September 30, 1998, as indicated in the table, is attributable to the strategy of expanding the Company from an East Coast regional operation to a national company. The majority of all restaurants listed in the directories published by the Company renew their contracts with the Company after the initial amount of rights to receive is expended. At the second renewal, the Company retains approximately eighty (80%) of those restaurants continuing in business. After the second renewal, however, attrition tends to increase because the restaurants, with the Company's help, have either become successful and no longer require the Company's financial and marketing resources, the Company chooses not to renew the restaurant, or the restaurant has gone out of business. Offsetting this drop are new restaurants that sign on as old ones go out of business, and restaurants that were formerly on the program that often re-sign as they further expand and/or desire the program's benefits again. This provides the Company with a continuous flow of new restaurant prospects. The Company believes that in no area where the Company operates is it close to restaurant or cardmember saturation. The number of cardmembers has increased 807,112 or 204% over the same period, however during the most recent fiscal year, cardmembers declined by approximately 95,000 or 7.3%. This net decrease was partially due to a planned reduction in certain inactive members.

MARKETING

The Company markets The Transmedia Card through the use of advertising, direct mail and through promotion with co-marketing partners such as banks and affinity groups. Additionally, the Company periodically develops promotions such as frequent dining rewards or additional seasonal discounts to help stimulate utilization by existing cardmembers.

Over the past three years, the Company's strategy for new cardmember acquisition has focused to a large degree on the no-fee, 20% discount member. This strategy was premised on the need to grow the cardmember base more rapidly, but also cost effectively, in order to support the national expansion plans. While the fee income was foregone, the cost per acquired member was lower and the margin on dining transactions would be higher. While this strategy has been successful in acquiring new members, it has also been the Company's experience that the no-fee cardmembers annual spending and overall activity level is significantly lower than the amount derived from the fee paying members. Accordingly, in the latter part of fiscal 1998, the Company shifted its cardmember acquisition strategy to focus predominantly on the fee paying, 25% discount members, using the no-fee, lower discount approach only in large volume campaigns that have demonstrated good spending patterns in the past. While fee based card acquisition is a more expensive means of solicitation, the Company believes that the value proposition to the member, appropriately conveyed and executed, will provide sufficient response such that initial fees will be more than adequate to cover the cost of acquisition and dining transactions from these new members will yield immediate incremental margin.

EMPLOYEES

As of December 21, 1998, the Company employed 174 persons. The Company believes that its relationships with its employees are good.

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

ITEM 2.  PROPERTIES

The Company's present executive office consists of 14,546 square feet, located in Miami, Florida, which the Company occupies pursuant to two lease agreements expiring on February 28, 2002 and September 30, 1999. Both leases provide for a total annual base rental of $294,750. The Company's Miami office also houses the Company's cardmember service center. The Company leases 5,710 square feet of office space in New York City. The lease, which expires on June 30, 2001, provides for minimum annual rentals of $199,850. In addition, the Company has a five year office lease in Philadelphia, Pennsylvania for approximately 1,641 square feet, which commenced October 1, 1998. The lease provides for a base annual rent of $27,897 in the first three years, and $29,128 for the following two years. In Boston, Massachusetts, the Company has a sixty-four month lease with an option for a three-year renewal, for approximately 1,500 square feet, which commenced May 1, 1995. The lease provides for base annual rentals of

$29,400. In Chicago, the Company has a six year office lease for approximately 1,876 square feet, which commenced August 1, 1998. The lease provides for an initial annual lease rental of $45,024 increasing by approximately 2% each year thereafter. In Detroit, the Company leases an executive office for a twelve-month period which began on May 1, 1998 for a total rental of $13,920. In Tampa, the Company leases an executive office for a twelve-month period which began on July 1, 1998 for a total rental of $9,493. In Phoenix, the Company leases an executive office for a twelve-month period which began on February 1, 1998 for a total rental of $6,348. In Atlanta, the Company leases an executive office for a six-month period which began on July 1, 1998 for a total rental of $12,120. In Dallas, the Company leases an executive office for a five year period which commenced November 1, 1998. The lease provides for base annual rentals of $25,745. In San Francisco, the Company has a five-year lease which commenced on May 15, 1998 for an initial annual lease rental of $40,128 increasing by approximately 5% each year thereafter. In Los Angeles, the Company has a thirty seven month lease which commenced on February 1, 1998 for a base annual rentals of $46,953.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 1998, no matters were submitted to a vote of the security holders.


EXECUTIVE OFFICERS OF THE REGISTRANT


NAME                              POSITION                              AGE
----                              --------                              ---

Gene M. Henderson                 Director, President and Chief         51
                                  Executive Officer
James M. Callaghan                Vice President; President of          59
                                  Transmedia Restaurant Company Inc.
Stephen E. Lerch                  Executive Vice President and          44
                                  Chief Financial Officer
Paul A. Ficalora                  Executive Vice President              47
                                  of Transmedia Restaurant
                                  Company Inc.
Gregory Borges                    Treasurer                             62
Kathryn Ferara                    Secretary and Vice President of       42
                                  Operations

Mr. Henderson was hired in October 1998 as President and Chief Executive Officer of the Company. Previously, Mr. Henderson was President and Chief Executive Officer of DIMAC Marketing, a full service direct marketing company based in St. Louis.

Mr. Callaghan was elected Vice President of the Company and President of Transmedia Restaurant Company Inc., a subsidiary, in 1994. He was also a director of the Company from

1991 to 1998. Mr. Callaghan joined the Company in 1989 and served as its Executive Vice President, Vice President, Sales and Marketing and Treasurer.

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

Mrs. Ferara was elected Secretary of the Company in 1992. She joined the Company in 1989 as Office Manager and Assistant Secretary.


PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is traded on the New York Stock Exchange under the symbol "TMN". The following table sets forth the high and low sale prices for the common stock for each fiscal quarter ended from December 31, 1996 as reported on the New York Stock Exchange, as well as the dividends paid during each such fiscal quarter.

        The payment of dividends, if any, in the future, will depend upon, among other things, the Company's earnings and financial requirements, as well as general business conditions.


         QUARTER ENDED          LOW             HIGH       DIVIDEND PAID
         -------------          ---             ----       -------------

        December 31, 1996      4.750            7.125           .02
        March 31, 1997         4.875            5.375            --
        June 30, 1997          3.250            5.375           .02
        September 30, 1997     3.250            4.186            --
        December 31, 1997      3.813            6.313           .02
        March 31, 1998         5.000            6.686            --
        June 30, 1998          5.438            8.313            --
        September 30, 1998     3.188            6.188            --


        The aggregate number of holders of record of the Company's Common Stock on December 21, 1998 was approximately 432.

ITEM 6.  SELECTED FINANCIAL DATA

                            YEAR ENDED SEPTEMBER 30,
                        (THOUSANDS) EXCEPT PER SHARE DATA

                                             1998        1997        1996        1995       1994
                                           --------    --------     --------    -------    -------
INCOME STATEMENT DATA:

Gross dining sales                    $  95,549    $ 101,301    $  90,076   $  78,632   $  62,012

Net revenues from rights-to-receive      19,659       21,232       19,504      15,769      11,899

Membership and renewal fee income .       7,321        7,251        6,646       4,081       2,685
   Franchise fee income                   1,249        1,438        1,839       1,881       1,061
   Other income                           1,912        1,023          497         423         281

Total operating revenues                 30,141       30,944       28,486      22,154      15,926

Total operating expenses                 37,606       30,246       23,729      15,809      10,709

Operating income                         (7,465)         698        4,757       6,345       5,217

Income (loss) before taxes              (10,436)        (684)       4,107       6,879       6,974

Net income (loss)                        (7,836)   $    (424)   $   2,546   $   4,196   $   4,176
                                      =========    =========    =========   =========   =========

Operating income (loss) per share
          Basic and diluted                (.63)         .07          .46         .64         .53

Net income (loss)per share
          Basic and diluted                (.67)        (.04)         .25         .42         .42

BALANCE SHEET DATA:

Total assets                             74,425       72,685       54,514      38,383      28,477

Long-term debt:
          Recourse                           --           --       15,000       2,000          --
          Non-recourse                   33,000       33,000           --          --          --

Stockholders' equity                     27,734       25,304       25,753      24,191      18,925

Cash dividends per common share            0.02         0.02         0.04        0.04        0.04

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

RESULTS OF OPERATIONS (1998 VERSUS 1997)

Gross dining sales for the fiscal year ended September 30, 1998 decreased 5.7% to $95,549 as compared to $101,301 for the year ended September 30, 1997. Lower sales volume in the Company's larger, more established markets were only partially offset by increased sales in new regions and reacquired franchises. Sales volume in the New York metropolitan area and South Florida, two of the Company's largest and most competitive markets, declined 17% and 19%, respectively, compared to the prior year. Noticeable declines also occurred in Philadelphia and Detroit. Factors driving the decline in dining sales were lower spend per cardmember and lower overall utilization by the cardmember base. Offsetting these decreases were higher sales volumes in other markets such as Chicago, Denver, Phoenix, Wisconsin and Indiana. Gross dining sales associated with the Carolinas, Georgia and Dallas/Fort Worth reacquired franchise territories amounted to approximately $1,474 since their acquisition in 1998.

Cardmember accounts decreased 7.3% to 838,118 for the year and total cardmembers at September 30, 1998 were 1,203,080 or 1.44 cardmembers per account. The net decrease in accounts in fiscal 1998 is primarily due to the Company's policy of proactively eliminating inactive no-fee accounts.

The total restaurants available to cardmembers remained fairly consistent between years. At September 30, 1998, the Company had 7,274 restaurants listed in its directories (7,087 at September 30, 1997), of which 5,495 were in Company-owned sales territories and 757 were overseas. The increase in Company-owned restaurants from 4,922 a year ago relates primarily to the acquisition of the Carolinas, Georgia and Dallas/Fort Worth franchise territories.

At September 30, 1998, the average Rights to Receive balance per participating Company restaurant was $7,706 versus $8,198 at September 30, 1997. Rights-to-Receive turnover for fiscal 1998 was 1.2, or 9.9 months on hand, compared to 1.3, or 9.2 months on hand, in the prior year. The lower turnover is attributable to the decreased sales volumes in New York and South Florida and an increased investment in the California market place.

Cost of sales increased to 57.0% of gross dining sales from 56.3% a year earlier. Provision for rights-to-receive losses, which are included in cost of sales, amounted to 3,822 in 1998, compared to $3,209 in the prior year period. Processing fees based on transactions processed remained constant as a percentage of gross dining sales at 3.2% for 1998 and 1997. Cardmember discounts as a percentage of sales remained stable.

Membership and renewal fee income slightly increased to $7,321, of which $701 was initial fee income in 1998, compared to $7,251, of which $670 was initial fee income in 1997. Initial fee income remains lower, on a relative basis, due to the continued marketing of the no-fee product in 1998 and does not yet reflect the Company's new focus on marketing the 25% savings fee card. Fee income is recognized over a twelve-month period beginning in the month the fee is received. Cardholder membership fees are cancellable and refunded to cardmembers, if requested, on a prorata basis based on the remaining portion of the membership period.

Continuing franchise fee and royalty income decreased to $1,249 from $1,438. This decrease resulted primarily from the purchase of the Carolinas, Georgia, and Dallas/Fort Worth franchise territories in 1998.

Processing income relates to the Company's full service electronic processing services that commenced during fiscal 1997 and comprises the sale or lease of point-of-sale terminals to merchants, principally restaurants, as well as fees received for serving as the merchants' processor for all of their credit card transactions.

Overall selling, general and administrative expenses increased $1,200 or 4.7% over the prior year. As a percentage of gross dining usage, selling general and administrative expenses were 28% in 1998 compared to 25.3% in 1997. The principal components of the increase include salaries and related expenses ($8,189 in 1998 versus $7,923 in 1997), depreciation and amortization, principally on the software development costs ($3,194 in 1998 versus $2,232 in 1997), office related expenses ($2,882 in 1998 versus $2,688 in 1997), and legal ($1,418 in 1998 versus $983 in 1997). Additionally, the acquisition of the Carolina and Georgia franchise in December 1997, and the Dallas/Fort Worth territory in July 1998, resulted in additional costs associated with establishing these sales territories.

In 1998, cardmember acquisition expenses were $5,097 versus $4,650 in 1997. Included in cardmember acquisition expenses is the amortization of deferred acquisitions costs, which amounted to $701 in 1998 and $670 in 1997. Costs capitalized in 1998 and 1997 were $1,184 and $446, respectively. The Company used various techniques at different levels of cost to solicit new cardmembers. Solicitation is accomplished through direct mail, telemarketing and the use of affinity and loyalty programs with major metropolitan newspapers and corporations. Third party and strategic marketing partners are often utilized on either a fee per acquisition or activation basis or through wholesaling of the fee based savings card. The card is also marketed as an enhancement or additional benefit, on a co-branded basis or most frequently on a stand alone basis. The mix of solicitation programs used has a direct correlation to the overall acquisition cost per member and the spending profile of cardmembers acquired. The Company seeks to employ the most cost effective means of acquiring active and frequent users of the card.

The amended employment agreement and termination of the consulting agreement of the Chief Executive Officer resulted in a one-time $3,081 charge in the first quarter of 1998. Components included in the charge were a lump-sum cash payment of $2,750, cancellation of indebtness of $135, and health insurance for the remainder of his life. The after tax impact of the charge was approximately $1,900. Also, the Company recorded a charge of $463 relating to the remaining outstanding obligation under consulting agreements with former employees that the Company has determined it no longer requires nor intends to utilize.

The continued lag in dining sales in California, reacquired from a former franchise in January 1997, indicated that presently the undiscounted cash flows from this former franchise are less than the carrying value of the excess of cost over net assets acquired. Additional investments in both merchants and new card members as well as expansion into new markets in the reacquired franchise territory will be required to generate sales sufficient to realize the value of the intangible asset. Accordingly, the Company recognized an asset impairment loss of $2,169 ($.18 per share).

Operating loss in 1998 was $7,465, a $8,163 decrease from 1997.

Other income, net of expense in 1998 was a net expense amounting to $2,971 versus $1,382 in 1997, an increased expense of $1,589. The principal reasons for the change included $449 additional interest expense and financing costs in 1998, as a result of the $33 million securitization and the write-down of $710 relating to the Company's international licensees. Offsetting these expenses was a realized gain of $200 on securities available-for-sale

Earnings before taxes amounted to a loss of $10,436 in 1998 compared with loss of $684 in 1997. The effective tax rate in 1998 and 1997 was 25% and 38.0%, respectively. The change in the effective tax rate for fiscal 1998 reflects the valuation reserve of $972 applied to the net deferred tax asset.

Net loss was $7,836 or $.67 per share in 1998, versus net income of $424 or $.04 per share in 1997.

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

In 1997, selling, general and administrative expenses were significantly impacted by the 40% net increase in the cardmember base and the related increases in gross dining volume and other revenue items. The opening of new territories in the latter part of fiscal 1996 and the acquisition of the California franchise in January 1997 resulted in additional costs associated with establishing five new sales territories. The Company also expanded its support services infrastructure in fiscal 1997 to address gross dining sales volume that now exceeds $100 million per year and a cardholder base of almost
1.3 million. Increased expenditures, principally personnel related costs, were made in important functional areas such as cardmember services, merchant support for credit card processing and marketing. Overall selling, general and administrative expenses increased $6,323, or 32.8% over the prior year. As a percentage of gross dining usage, selling general and administrative expenses were 25.3% in 1997 compared to 21.4% in 1996. The principal components of the increase include salaries and related expenses ($7,923 in 1997 versus $5,620 in 1996), depreciation and amortization, principally on the software development costs ($2,232 in 1997 versus $1,163 in 1996), sales commissions ($2,457 in 1997 versus $1,672 in 1996), postage (2,878 in 1997 versus $2,524 in 1996), office related expenses ($2,688 in 1997 versus $1,810 in 1996) and legal ($983 in 1997 versus $529 in 1996).

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased to $46,195 at September 30, 1998 from $42,062 at September 30, 1997. This is due primarily to an increase in the Company's rights-to-receive of $1,992 and an increase in other current assets of $2,788.

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

The Company also has a $10 million line of credit with a bank to be used principally to finance the purchase of rights-to-receive. This line of credit is unsecured and may be drawn down based on an advance rate calculated as a percentage of unrestricted rights-to-receive. The line of credit matures on February 1, 1999 and bears interest at the prime rate with a LIBOR option. There is presently nothing outstanding under the line.

On March 4, 1998, the Company issued and sold 2.5 million common shares and non-transferable warrants to purchase an additional 1.2 million common shares for a total of $10,625 to affiliates of Equity Group Investments, Inc., a privately held investment company. Net proceeds amounted to $9,825 after transaction costs. The non-transferable warrants have a term of five years; one third of the warrants are exercisable at $6.00 per share, another third are exercisable at $7.00 per share and the third are exercisable at $8.00 per share. As part of this strategic investment, Equity Group nominated and the stockholders elected two candidates for the Board of Directors who joined three of the Company's existing directors and two new independent directors.

Capital expenditures by the Company over the past three fiscal years (approximately $8.9 million) have been due almost exclusively to the Company's development and acquisition of computer hardware and software necessary for the operation of the Cardmember Service Center. The Company estimates that it will spend approximately $2.6 million on capital expenditures, consisting primarily of computer software in fiscal year 1999.

The Company believes that cash on hand at September 30, 1998, together with cash generated from operations and the existing line of credit, if need be, will satisfy the Company's operating capital needs during the 1999 fiscal year.

The Company's inventory of Rights to Receive increased by $1,992 to a total of $42,347 at September 30, 1998.

In many instances the Rights to Receive purchased by the Company are secured by the furniture, fixtures and kitchen equipment of the related restaurants as filed pursuant to the Uniform Commercial Code. The Company also attempts to obtain personal guarantees from the restaurant owners.



                          Analysis of Rights to Receive

                                           1998        1997        1996
--------------------------------------------------------------------------------
Rights to Receive, beginning of year     $ 40,355    $ 37,526    $ 26,147
--------------------------------------------------------------------------------
Purchase of Rights to Receive              53,625      56,244      59,181
--------------------------------------------------------------------------------
Write-offs of Rights to Receive            (3,550)     (2,764)     (2,655)
                                         --------    --------    --------
                                           90,430      91,006      82,673
--------------------------------------------------------------------------------
Cost of  Rights to  Receive,  included
in cost of sales                           48,083      50,651      45,147
                                         --------    --------    --------
--------------------------------------------------------------------------------
Rights to Receive, end of year           $ 42,347    $ 40,355    $ 37,526
                                         ========    ========    ========

Management of the Company believes that continued increase in the number of restaurants which honor the Transmedia Card (and, therefore, increases in the inventory of Rights to Receive purchased) is essential to attract additional cardmembers and satisfy existing cardmembers. Further, management believes that the purchase of Rights to Receive can be funded generally from cash on hand, operations and the new line of credit, as well as from funds made available through future securitizations.

Operating activities have resulted in either reduced cash generated from operations or a net use of cash during the most recent three fiscal years, principally due to the growth in rights-to-receive and in fiscal 1998, to fund the operating loss sustained. Further expansion into new markets and planned increases in existing markets could continue this trend depending on the rate of growth management deems appropriate. As described in the preceding paragraph, funds generated from operations, supplemented by the line of credit, if needed, should be sufficient to fund such growth over the next twelve months. Additionally, the Company's recent initiative to focus on acquiring fee paying card members is expected to generate net positive cash flow in fiscal 1999.

Cash used in investing activities was $3,407 in the fiscal year ended September 30, 1998, compared with $9,450 used in 1997 and $3,354 used in 1996. Cash flow deficits from investing activities were due primarily to the development and acquisition of computer hardware and software necessary for the operation of the Company's Cardmember Service Center and the acquisition of the California, Georgia and the North and South Carolina franchises. Management believes that cash to be used in investing activities associated with capital expenditures in the fiscal year ended September 30, 1999 will approximate $2,600.

Cash flows provided by financing activities was $8,353 for the fiscal year ended September 30, 1998, compared with cash flows provided by financing activities of $14,499 in 1997 and $12,629 in 1996. In 1998, the principal source of cash flow was proceeds from the issuance of common stock in connection with the investment by the Equity Group Investment, Inc. In 1997, the principal source of cash flow was proceeds from the issuance of secured non-recourse notes relating to the securitization. In 1996, the principal source of cash flow was from borrowings under the Company's bank line of credit.


YEAR 2000

In 1998, the Company initiated a plan ("Plan") to identify, assess, and remediate "Year 2000" issues within each of its computer programs and certain equipment which contain micro-processors. The Plan is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and 2000, if a program or chip uses only two digits rather than four to define the applicable year. The Company has divided the Plan into six major phases-assessment, planning, validation, conversion, implementation and testing. After completing the assessment and planning phase late this year, the Company hired an independent consulting firm to validate the Plan. All software development and installation effected in the past year is already in compliance. The Company is working with an outside vendor on the conversion, implementation and testing phases. Systems which have been determined not to be Year 2000 compliant are being either replaced or reprogrammed, and thereafter tested for Year 2000 compliance. The Plan anticipates that by June 1999 the conversion, implementation and testing phases will be completed. The current budget for the total cost of remediation (including replacement software and hardware) and testing, as set forth in the Plan, is $500.

The Company is in the process of identifying and contacting critical suppliers and customers whose computerized systems interface with the Company's systems, regarding their plans and progress in addressing their Year 2000 issues. The Company has received varying information from such third parties on the state of compliance or expected compliance. Contingency plans are being developed in the event that any critical supplier or customer is not compliant.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's operations, liquidity and financial conditions. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's operations, liquidity or financial conditions.

FORWARD-LOOKING STATEMENTS
The Company has made, and continues to make, various forward-looking statements with respect to its financial position, business strategy, projected costs, projected savings and plans and objectives of management. Such forward-looking statements are identified by the use of forward-looking words or phases such as "anticipates,""intends," "expects," "plans," "believes," "estimates," or words or phases of similar import. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forward-looking statements. The Company's actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by factors, including, without limitation, general economic, business and market conditions; relationships with credit card issuers and other marketing partners; extreme weather conditions; participating restaurants' continued acceptance of discount dining programs and the availability of other alternative sources of capital to them.

ITEM 8. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report                                        F - 1

Financial Statements:
    Consolidated Balance Sheets,                                    F - 2
      September 30, 1998 and 1997

    Consolidated Statements of Income                               F - 3, 4
      and Comprehensive Income/(Loss)
      for each of the years in the three-year
      period ended September 30, 1998

    Consolidated Statements of Stockholders'                        F - 5
      Equity for each of the years in the three-year period ended September 30, 1998

    Consolidated Statements of Cash Flows                           F - 6,7
      for each of the years in the three-year
      period ended September 30, 1998

    Notes to Consolidated Financial Statements                      F - 8

    Schedule II - Valuation and Qualifying Accounts                 F - 22

                         [KPMG PEAT MARWICK LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and
  Stockholders
Transmedia Network Inc.:


We have audited the accompanying consolidated balance sheets of Transmedia Network Inc. and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transmedia Network Inc. and subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1998, in conformity with generally accepted accounting principles.


                                        /s/ KPMG PEAT MARWICK LLP
                                        -------------------------
                                        KPMG PEAT MARWICK LLP

December 10, 1998

                           TRANSMEDIA NETWORK INC.
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                         September 30, 1998 and 1997

                                (in thousands)

                        ASSETS                             1998      1997
                                                         -------   -------
Current assets:
   Cash and cash equivalents                             $ 4,632   $ 7,223
   Restricted cash (note 4)                                3,518     2,166
   Accounts receivable, net                                2,061     2,260
   Rights-to-receive, net (note 4)
      Unrestricted                                         7,909     5,110
      Securitized and owned by Trust                      34,438    35,245
   Prepaid expenses and other current assets               5,067     2,279
                                                         -------   -------
             Total current assets                         57,625    54,283

Securities available for sale, at fair value (note 5)      1,267     1,988
Equipment held for sale or lease, net (note 6)               988       981
Property and equipment, net (note 7)                       6,832     7,275
Other assets                                               1,142     1,375
Restricted deposits and investments (note 4)               1,980     1,980
Excess of cost over net assets acquired and other
   intangible assets(note 12)                              4,591     4,803
             Total assets                                $74,425   $72,685
                                                         =======   =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable - rights-to-receive                  $ 4,181   $ 4,768
   Accounts payable - trade                                3,348     2,996
   Accrued expenses and other                              1,507     1,201
   Deferred membership fee income                          2,594     3,256
                                                         -------   -------
             Total current liabilities                    11,630    12,221

Secured non-recourse notes payable (note 4)               33,000    33,000
Other long-term liabilities                                2,061     2,160
                                                         -------   -------
             Total liabilities                            46,691    47,381
                                                         -------   -------

Commitments (notes 9, 14, 15, 17 and 18)                      --        --

Shareholders' equity (notes 9 and 10):
   Preferred stock                                            --        --
   Common stock                                              258       204
   Additional paid-in capital                             21,496    10,635
   Cumulative other comprehensive income                     612     1,059
   Retained earnings                                       5,368    13,406
                                                         -------   -------
             Total shareholders' equity                   27,734    25,304
                                                         -------   -------

             Total liabilities and shareholders'equity   $74,425   $72,685
                                                         =======   =======

See accompanying notes to consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                 AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

     For each of the years in the three-year period ended September 30, 1998
                    (in thousands, except income per share)

                                                   1998        1997      1996
                                                   ----        ----      ----
Operating revenue:
   Sales of rights-to-receive:
      Owned by Company                          $  5,566      23,189     90,076
      Owned by Trust (note 4)                     89,983      78,112         --
                                                --------    --------    -------

         Gross dining sales                       95,549     101,301     90,076

      Cost of sales                               54,446      57,065     49,096
      Cardmember discounts                        21,444      23,004     21,476
                                                --------    --------    -------

   Net revenue from rights-to-receive             19,659      21,232     19,504

   Membership and renewal fee income               7,321       7,251      6,646
   Franchise fee income                            1,249       1,438      1,839
   Commission income                                 369         403        497
   Processing income                               1,543         620         --
                                                --------    --------    -------

        Total operating revenues                  30,141      30,944     28,486
                                                --------    --------    -------

Operating expenses:
   Selling, general and administrative            26,796      25,596     19,273
   expenses
   Cardmember acquisition expenses                 5,097       4,650      4,456
   Amended compensation agreements                 3,544          --         --
   Asset impairment loss                           2,169          --         --
                                                --------    --------    -------

        Total operating expenses                  37,606      30,246     23,729
                                                --------    --------    -------

             Operating income                     (7,465)        698      4,757

Other income (expense):
   Initial franchise fee and license                (710)        740         30
      fee income, net
   Realized gains on sale of
      securities available for sale                  200          --         --
   Interest and other income                         560         450        172
   Interest expense and financing cost            (3,021)     (2,572)      (852)
                                                --------    --------    -------

             Income (loss) before income taxes   (10,436)       (684)     4,107

Income tax provision (benefit) (note 11)          (2,600)       (260)     1,561
                                                --------    --------    -------

             Net income (loss)                  $ (7,836)       (424)     2,546
                                                ========    ========    =======

                                                                     (Continued)

                             TRANSMEDIA NETWORK INC.
                                 AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME, CONTINUED

     For each of the years in the three-year period ended September 30, 1998

                                                            1998       1997        1996
                                                            ----       ----        ----
             Net income (loss)                           $ (7,836)       (424)      2,546
                                                         --------   ---------   ---------

Other comprehensive income
     Unrealized holding gain (loss) on securities            (607)        119        (989)
         available -for-sale held at end of period
     Beginning unrealized gain for all securities sold       (114)         --          --
     Tax effect of unrealized gain (loss)                     274         (45)        376
                                                         --------   ---------   ---------

             Comprehensive (loss) income                 $ (8,283)       (350)      1,933
                                                         --------   ---------   ---------

Operating income (loss) per common and common
     equivalent share:
       Basic and Diluted                                 $   (.63)        .07         .46
                                                         ========   =========   =========

Net income (loss) per common and common
     equivalent share:
       Basic and Diluted                                 $   (.67)       (.04)        .25
                                                         ========   =========   =========

Weighted average number of common and common
     equivalent shares outstanding:
       Basic                                               11,773      10,166      10,121
                                                         ========   =========   =========

       Diluted                                             11,825      10,180      10,299
                                                         ========   =========   =========

See accompanying notes to consolidated financial statements.

                          TRANSMEDIA NETWORK INC.
                             AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

    For each of the years in the three-year period ended September 30, 1998
                                 (in thousands)

                                                       COMMON STOCK                    CUMULATIVE
                                                   ------------------      ADDITIONAL     OTHER
                                                    NUMBER                   PAID-IN   COMPREHENSIVE   RETAINED
                                                   OF SHARES    AMOUNT       CAPITAL      INCOME       EARNINGS       TOTAL
                                                   ---------    ------       -------      ------       --------       -----
Balance, September 30, 1995                         10,119          202       10,513        1,598        11,878        24,191

   Net income                                           --           --           --           --         2,546         2,546

   Exercise of stock options                             8           --           34           --            --            34

   Dividend                                             --           --           --           --          (405)         (405)

   Cumulative other comprehensive income, net           --           --           --         (613)           --          (613)
                                                   -------      -------      -------      -------       -------       -------

Balance, September 30, 1996                         10,127          202       10,547          985        14,019        25,753

   Net loss                                             --           --           --           --          (424)         (424)

   Exercise of stock options                            63            2           64           --            --            66

   Income tax benefit related to stock                  --           --           24           --            --            24
      option plan

   Dividend                                             --           --           --           --          (189)         (189)

   Cumulative other comprehensive income, net           --           --           --           74            --            74
                                                   -------      -------      -------      -------       -------       -------

Balance, September 30, 1997                         10,190      $10,635        1,059       13,406        25,304
                                                                                                                          204

   Net loss                                             --           --           --           --        (7,836)       (7,836)

   Issuance of common stock                          2,674           53       10,797           --            --        10,850

   Exercise of stock options                            12            1           54           --            --            55

   Income tax benefit related to stock                  --           --           10           --            --            10
      option plan

   Dividend                                             --           --           --           --          (202)         (202)

   Cumulative other comprehensive income, net           --           --           --         (447)           --          (447)
                                                   -------      -------      -------      -------       -------       -------

Balance, September 30, 1998                         12,876          258       21,496          612         5,368        27,734
                                                   =======      =======      =======      =======       =======       =======

See accompanying notes to consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

     For each of the years in the three-year period ended September 30, 1998
                                 (in thousands)

                                                       1998          1997        1996
                                                       ----          ----        ----
Cash flows from operating activities:
   Net income (loss)                                 $(7,836)         (424)        2,546

   Adjustments to reconcile net income (loss)
      to net cash used in operating activities:
        Depreciation and amortization                  5,346         2,232         1,163
        Amortization of deferred financing
          cost                                           278           158            --
        Provision for losses on
          rights-to-receive                            3,822         3,209         2,075
        Gain on sale of investments                     (200)           --            --
        Deferred income taxes                         (1,980)         (256)          304

        Changes in assets and liabilities:
          Accounts receivable                            199           357          (845)
          Rights-to-receive                           (6,148)       (6,055)      (13,603)
          Prepaid expenses and other current
            assets                                      (457)          886          (131)
          Other assets                                  (381)         (372)       (1,175)
          Accounts payable                               554           242         1,073
          Income taxes receivable (payable)             (378)         (791)         (330)
          Accrued expenses and other                     306           232          (255)
          Deferred membership fee income                (662)         (847)        1,236
                                                     -------       -------       -------
               Net cash used in operating
                  activities                          (7,537)       (1,429)       (7,942)
                                                     -------       -------       -------

Cash flow from investing activities:
   Additions to property and equipment                (2,066)       (3,443)       (3,354)
   Excess of cost over net assets acquired
      and other intangible assets                     (1,541)       (5,017)           --
   Proceeds from sale of securities
      available for sale                                 200            --            --
   Increase in restricted deposits and
      investments                                         --          (990)           --
                                                     -------       -------       -------
               Net cash used in investing
                  activities                          (3,407)       (9,450)       (3,354)
                                                     -------       -------       -------

Cash flows from financing activities:
   Proceeds from issuance of secured
           non-recourse notes                             --        31,978            --
   Net borrowings (repayments) on revolving
      line of credit                                      --       (15,000)       13,000
   Net proceeds from issuance of common
      stock                                            9,854            --            --
   Increase in restricted cash                        (1,352)       (2,166)           --
   Conversion of warrants and options for
      common stock, net of tax benefits                   65            90            34
   Dividends paid                                       (202)         (403)         (405)
                                                                   -------       -------

               Net cash provided by
                  financing activities                 8,353        14,499        12,629
                                                     -------       -------       -------

                                                 1998          1997        1996
                                                 ----          ----        ----
               Net increase (decrease) in
                  cash                         $(2,591)        3,620        1,333

Cash and cash equivalents:
   Beginning of year                             7,223         3,603        2,270
                                               -------       -------      -------

   End of year                                 $ 4,632         7,223        3,603
                                               =======       =======      =======

Supplemental disclosures of cash flow
   information:

   Cash paid during the year for:
      Interest                                 $ 2,454         2,219          580
                                               =======       =======      =======

      Income taxes                             $    23           764        1,382
                                               =======       =======      =======


Supplemental schedule of noncash investing and financing activities:
   Noncash investing and financing activities:
      At September 30, 1998, 1997 and 1996, the Company adjusted its available for sale investment portfolio to fair value resulting in a net (decrease) increase to Shareholders' equity of ($447), $74 and ($613), net of deferred income taxes.
      At September 30, 1996, dividends payable of $214, is recorded as accrued expenses. There is no dividend payable outstanding as of September 30, 1998 and 1997.
      The acquisition of the rights-to-receive and cancellation of the franchise of East American Trading Company, for 170,000 shares of common stock, was recorded during the first quarter of fiscal year 1998 as follows:

        Fair value of assets acquired:
            Rights-to-receive                         $     267
            Excess of cost over net assets acquired         740
                                                      ---------
                  Net assets acquired                 $   1,007
                                                      =========


      The acquisition of the West Coast franchisee in fiscal year 1997 (see Note
12) was recorded as follows:

        Fair value of assets acquired:
            Rights-to-receive                         $   2,659
            Other assets                                     45
            Excess of cost over net assets acquired       5,017
                                                      ---------
                                                          7,721

        Less:  Cash paid                                  7,454

                  Liabilities assumed                 $     267
                                                      =========


See accompanying notes to consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(1)   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)  DESCRIPTION OF BUSINESS

           Transmedia Network Inc. and subsidiaries' (the "Company") owns and markets a charge card ("the Transmedia Card") offering savings to the Company's card members on dining as well as lodging, travel, retail catalogues and long distance telephone calls. The Company's primary business activity is to acquire, principally through cash advances, the rights-to-receive food and beverage credits at full retail value from restaurants ("Rights-to-receive"), which are then sold for cash to holders of the Transmedia card. These Rights-to-receive are primarily purchased by the Company for cash but may also be acquired in exchange for services.

           The Company's areas of operation include Central and South Florida, the New York, Chicago and Los Angeles metropolitan areas, Boston and surrounding New England, Philadelphia, San Francisco, Detroit, Indianapolis, Milwaukee, Denver, Phoenix, North and South Carolina, Georgia, parts of Tennessee and Dallas/Ft Worth. Franchised areas include most of New Jersey, Washington, D.C., Maryland, Virginia, and parts of Texas. Licensing arrangements exist for the United Kingdom, Canada, and Europe, as well as the Asia-Pacific region.

           Transmedia Network Inc.'s corporate structure consists of three wholly owned subsidiaries: Transmedia Restaurant Company Inc., functions as the sales organization and is responsible for merchant acquisition and relationship management; TMNI International Incorporated is responsible for all foreign licensing; and Transmedia Service Company Inc., is responsible for all card member-related facets of the business, including the card member service center, domestic franchising, and support services to Transmedia Restaurant Company. In 1997, TNI Funding I, Inc. was established as a special purpose corporation as part of the securitization discussed in note
           4. TNI Funding I, Inc. is a wholly owned subsidiary of Transmedia Service Company, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

      (b)  CASH AND CASH EQUIVALENTS

           Cash and cash equivalents are instruments with original maturities at the date of purchase of three months or less.

      (c)  RIGHTS-TO-RECEIVE

           Rights-to-receive ("Rights") are composed primarily of food and beverage credits acquired from restaurants. Rights are stated at the gross amount of the commitment to the establishment (approximately 50 percent of the retail value of Rights obtained). Accounts payable-rights-to-receive represent the unfunded portion of the total commitments. Cost is determined by the first-in, first-out method. The Company reviews the realizability of the Rights on a periodic basis and provides for anticipated losses on Rights-to-receive from restaurants that have ceased operations or whose credits are not utilized by cardholders. These losses are offset by recoveries from restaurants previously written off.

      (d)  SECURITIES AVAILABLE FOR SALE

           All of the Company's investment are available to be sold in response to the Company's liquidity needs and asset-liability management strategies, among other reasons. Investments available-for-sale on the balance sheet are stated at fair value. Unrealized gains and losses are excluded from earnings and are reported in a separate component of shareholders' equity (cumulative other comprehensive income), net of related deferred income taxes.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


           A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security. All declines in fair values of the Company's investment securities in 1998 and 1997 were deemed to be temporary.

           Dividends are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific-identification method for determining the cost of securities sold.

      (e)  PROPERTY AND EQUIPMENT

           Property and equipment are stated at cost. Depreciation on property and equipment used in the business is calculated on the straight-line method over an estimated useful life of five years. Amortization of leasehold improvements is calculated over the shorter of the lease term or estimated useful life of the asset.

           Equipment held for sale or lease consists primarily of electronic terminals used for credit card processing and is stated at cost. Depreciation is calculated on a straight-line basis over a three-year life.

      (f)  EXCESS OF COST OVER NET ASSETS ACQUIRED

           Excess of cost over net assets acquired has resulted primarily from the acquisition of franchise territories (see note 12) and is amortized on a straight line basis over the expected periods to be benefited, generally 20 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

      (g)  DEFERRED MEMBERSHIP AND RENEWAL FEE INCOME

           Initial membership and renewal fees are billed in advance and amortized on a straight-line basis over 12 months, which represents the standard cardholder's membership period. Membership fees are cancelable and are refunded to cardmembers, if requested, on a prorata basis based on the remaining portion of the membership period.

           Certain costs of acquiring cardmembers are deferred and amortized, on a straight-line basis over 12 months. The acquisition costs capitalized as assets by the Company represent initial fee-paying member acquisition costs resulting from direct-response campaign costs that are recorded as incurred. Campaign costs include incremental direct costs of direct-response advertising, such as printing of brochures, campaign applications and mailing.Such costs are deferred only to the extent of initial membership fees generated by the campaign.

           Card member acquisition expenses represent the cost of acquiring cardmembers and consist primarily of direct-response advertising costs incurred in excess of fees received and amortization of previously deferred costs and costs associated with soliciting no-fee cardmembers.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


      (h)  REVENUE RECOGNITION

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

      (i)  COST OF SALES AND CARDMEMBER DISCOUNTS

           Cost of sales is composed of the cost of rights-to-receive sold, related processing fees and provision for rights-to-receive losses.

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

      (k)  STOCK BASED COMPENSATION

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

      (l)  INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

           Basic income or (loss) per share is based on the weighted average number of common shares outstanding during the period presented.

           Diluted income or (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding in the periods, assuming exercise of options and warrants calculated under the treasury stock method, based on average stock market prices at the end of the periods.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


       (m) COMPREHENSIVE INCOME

           On October 1, 1997, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income presents a measure of all changes in shareholders' equity except for changes in equity resulting from transactions with shareholders in their capacity as shareholders. The Company's other comprehensive income presently consists of net unrealized holding (losses) gains on investments available for sale. Total comprehensive (loss) income were ($8,283), ($350) and $1,933 for the years ended September 30, 1998, 1997 and 1996, respectively. The Statement also requires the separate presentation of the accumulated balance of comprehensive income other than net earnings in the consolidated balance sheets.

       (n) RECLASSIFICATION

           Certain prior year amounts have been reclassified to conform to the 1998 presentation.

       (o) USE OF ESTIMATES

           Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

 (2)  INVESTMENT BY EQUITY GROUP INVESTMENTS, INC.

      On March 4, 1998, the Company sold 2.5 million new-issued common shares and non-transferable warrants to purchase an additional 1.2 million common shares for a total of $10,625 to affiliates of Equity Group Investments, Inc., a privately held investment company. Net proceeds amounted to $9,825 after transaction costs. The non-transferable warrants have a term of five years; one third of the warrants are exercisable at $6.00 per share, another third are exercisable at $7.00 per share and the final third are exercisable at $8.00 per share. As part of this strategic investment, Equity Group nominated and the stockholders elected two candidates to the Board of Directors who joined three of the Company's existing directors and two new independent directors.

(3)   AMENDED COMPENSATION AGREEMENTS

      On December 29, 1997, the Company and Melvin Chasen, former Chairman of the Board, Chief Executive Officer and President, agreed to amend his employment agreement and to terminate his consulting agreement. As part of the agreement, Mr. Chasen agreed to a five year non-compete and confidentiality agreement with the Company and relinquished his right to receive $1 million in the event of the sale of a control block of stock, as described in Note 2 above. Pursuant to this agreement, the Company made a cash payment of $2.75 million to Mr. Chasen and recognized a one-time pre-tax charge of $3.1 million in the quarter ending December 31, 1997.

      During 1998, the Company entered into consulting agreements with certain former senior management personnel. These agreements required these personnel to perform services at the Company's request for a period not to exceed more than one year. The Company has determined that it no longer requires, nor intends to utilize the service of these individuals, and has recorded a charge of $463 relating to these remaining outstanding obligations under the consulting agreements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(4)   SALE OF RIGHTS-TO-RECEIVE

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

(5)   SECURITIES AVAILABLE FOR SALE

      Securities available for sale consist of marketable equitable securities that are recorded at fair value and have an aggregate basis of $280 as of September 30, 1998 and 1997. Gross unrealized gains were $1,030, $1,774 and $1,750 and gross unrealized losses were $43, $66 and $161 as of September 30, 1998, 1997 and 1996, respectively. Realized gains were $200 for the year ended September 30, 1998. There were no realized gains in 1997 and 1996. Deferred income taxes associated with the net unrealized gains were $375, $649 and $604 at September 30, 1998, 1997 and 1996,
      respectively.

(6)   EQUIPMENT HELD FOR SALE OR LEASE

      Equipment held for sale and lease consists primarily of electronic terminals used for credit card processing. The cost of the terminals on hand is determined on a first in, first out basis. The amount presented on the balance sheet represents the net book value of terminals after reduction for terminals sold and accumulated depreciation of $490 and $172 on terminals under lease at September 30, 1998 and 1997.

(7)   PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                SEPTEMBER 30,
                                             ----------------------
                                               1998          1997
                                               ----          ----

            Furniture and fixtures           $     651        644
            Office equipment                    11,993     10,463
            Leasehold improvements                 135        131
                                             ---------  ---------
                                                12,779     11,238

            Less accumulated depreciation
               and amortization                 (5,947)    (3,963)
                                             ---------  ---------

                                             $   6,832      7,275
                                             =========  =========

      Depreciation and amortization expense for the years ended September 30, 1998, 1997 and 1996 was $2,711, $1,812 and $1,153, respectively.


(8)   FAIR VALUES OF FINANCIAL INSTRUMENTS

      The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of cash and cash equivalents, restricted cash, accounts receivable, rights-to-receive, securities available for sale, accounts payable and notes payable approximate the carrying amounts at September 30, 1998 and 1997. The fair value of the rights-to-receive is based upon the sale described in note 2. The fair value of the securities available for sale is based upon quoted market prices for these or similar instruments.

(9)   STOCK OPTION PLANS

      In March 1996, the 1996 Long-Term Incentive Plan (the "1996 Plan") was approved for adoption by the

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


      Company's stockholders as a successor plan to the 1987 Stock Option and Rights Plan (the "1987 Plan") the 1996 Plan was amended August 5, 1998 to allow for non-employee directors to choose to take directors fees in either cash or a current or deferred stock award. In addition, the amount of shares available for grant under the 1996 Plan was increased to 1,505,966. Under the 1996 Plan, the Company may grant awards, which may include stock options, stock appreciation rights, restricted stock, deferred stock, stock granted as a bonus or in lieu of other awards, dividend equivalents and other stock based awards to directors, officers and other key employees and consultants of the Company. Stock options granted under the 1996 Plan may not include more than 505,966 incentive stock options for federal income tax purposes. The exercise price under an incentive stock option to a person owning stock representing more than 10 percent of the common stock must equal at least 110 percent of the fair market value at the date of grant. Options are exercisable beginning not less than one year after date of grant. All options expire either five or ten years from the date of grant and each becomes exercisable in installments of 25 percent of the underlying shares for each year the option is outstanding, commencing on the first anniversary of the date of grant.

      At September 30, 1998, there were 1,000,641 shares available for grant under the 1996 Stock Plan. The per share weighted average fair value of stock options granted during 1998 and 1997 was approximately $4.95 and $2.63 on the date of grant using the Black-Scholes option-pricing model with the following assumption: 1998-no expected dividend yield, risk-free interest rate of 5.25%, and expected lives ranging from five to ten years; 1997-expected dividend yield is 4%, risk-free interest rate or 5.8%, and expected lives ranging from five to ten years.

      The Company has continued to comply with APB No.25 to account for stock options and accordingly, no compensation expense has been recognized in the financial statements. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                          1998         1997        1996
                                          ----         ----        ----
      Net Income
         As reported                    $(7,836)     $(424)       $2,546
         Pro forma                       (8,919)      (719)        2,365

      Net Income per Common and
      Common Equivalent Share
         As reported                       (.67)      (.04)          .25
         Pro forma                         (.76)      (.06)          .24

      The full impact of the calculation of compensation expense for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation expense is reflected over the option's vesting period which could be up to five years. Also, the provisions of SFAS 123 apply to grants awarded subsequent to December 15, 1994.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


      Stock option activity during the periods indicated is as follows:

                                      INCENTIVE STOCK        NONQUALIFIED
                                          OPTIONS               OPTIONS
                                    --------------------  --------------------
                                               WEIGHTED              WEIGHTED
                                                AVERAGE               AVERAGE
                                               EXERCISE              EXERCISE
                                      SHARES     PRICE      SHARES     PRICE
                                      ------     -----      ------     -----

      Balance at September 30, 1996   586,373   $  9.82     421,250    $ 5.23
            Granted                   206,800      4.52           -         -
            Exercised                 (26,156)     3.88    (168,748)     3.88
            Cancellations             (57,049)      9.3      (5,002)    11.37
                                      -------   -------    --------    ------
      Balance at September 30, 1997   709,968      8.54     247,500      6.02
                                      -------   -------    --------    ------
            Granted                   364,500      5.16           -         -
            Exercised                 (23,250)     4.38           -         -
            Cancellations            (279,550)     9.72    (112,500)     7.44
                                      -------   -------    --------    ------
      Balance at September 30, 1998   771,668   $  6.57     135,000    $ 4.83
                                      =======   =======    ========    ======

      At September 30, 1998, the range of weighted average exercise prices and remaining contractual life of outstanding options was $4.38 to $15.00 and 1 to 10 years, respectively.

      At September 30, 1998 and 1997, the number of options exercisable was 630,918 and 635,718 and the weighted-average exercise price of those options was $6.99 and $8.29, respectively.

(10)  SHAREHOLDERS' EQUITY

      The Company has 1 million authorized shares of preferred stock, $.10 par value per share; none of which has been issued.

      The Company has 20 million authorized shares of common stock, $.02 par value per share; with 12,876,206 and 10,189,956 issued and outstanding at September 30, 1998 and 1997, respectively.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(11)  INCOME TAXES

      The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 1998 and 1997 are as follows:

                                                             1998       1997
                                                             ----       ----

      Deferred tax assets:
         Reserve for rights-to-receive losses            $      394  $      298
         Travel programs and reserve for frequent
            flyer miles obligation                               78         252
         Charitable contributions                                65          72
         Net operating loss carryforward                      1,610           -
         Consulting charges                                     234           -
         Intangible assets                                      864          34
         Other                                                  557          19
                                                         ----------  ----------

              Gross deferred tax assets                       3,802         675
                    Less valuation allowance                   (972)          -
                                                         ----------  ----------

              Deferred tax assets                             2,830         675
                                                         ----------  ----------


      Deferred tax liabilities:
         Unrealized gain on securities available for sale       375         649
         Deferred acquisition costs                             229          47
         Property and equipment                                 467         474
                                                         ----------  ----------

              Deferred tax liabilities                        1,071       1,170
                                                         ----------  ----------

                    Net deferred tax asset (liability)        1,759        (495)
                                                         ==========  ===========

      SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance at September 30, 1998 was $972. There was no valuation allowance for deferred tax assets as of September 30, 1997. The increase/(decrease) in deferred tax liability related to securities available for sale was ($274) and $45 during 1998 and 1997, respectively.

      A net operating loss carryforward of $4,237 was generated during the year (net of carryback). The loss will expire in 2018.

      Income tax provision (benefit) for the years ended September 30, 1998, 1997 and 1996 is as follows:

                                          CURRENT     DEFERRED     TOTAL
                                          -------     --------     -----

           1998:
              U.S. federal             $      (587)    (1,774)      (2,361)
              State and local                  (33)      (206)        (239)
                                       -----------     ------       ------

                                       $      (620)    (1,980)      (2,600)
                                       ===========     ======       ======

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


           1997:
              U.S. federal             $        (4)      (206)        (210)
              State and local                    -        (50)         (50)
                                       -----------     ------       ------

                                       $        (4)      (256)        (260)
                                       ===========     ======       ======

           1996:
              U.S. federal             $       922        336        1,258
              State and local                  335        (32)         303
                                       -----------     ------       ------

                                       $     1,257        304        1,561
                                       ===========     ======       ======

      Reconciliation of the statutory federal income tax rate and the Company's effective rate for the years ended September 30, 1998, 1997 and 1996, is as follows:

                                           1998                      1997                   1996
                                -----------------------   -----------------------    ------------------------
                                            % OF PRETAX               % OF PRETAX                 % OF PRETAX
                                AMOUNT        EARNINGS     AMOUNT       EARNINGS     AMOUNT         EARNINGS
                                ------      -----------   ------       ----------    ------         --------
      Federal tax rate         $(3,548)         34.0      $  (232)         34.0      $ 1,396          34.0%
      State and local
         taxes, net
         of federal
         income tax
         benefit                  (417)          4.0          (33)          4.8          200           4.9
     Valuation allowance
         change                    972          (9.3)          --          --             --          --
     Other                         393          (3.8)           5          (0.8)         (35)         (0.9)
                               -------          ----      -------          ----      -------          ----

                               $(2,600)         24.9%     $  (260)         38.0%     $ 1,561          38.0%
                               =======          ====      =======          ====      =======          ====


(12)  FRANCHISE AGREEMENTS

      The Company, as franchiser, had previously entered into various ten-year franchising agreements to assist in its national expansion. In accordance with these agreements, franchisees were granted a territory with a defined minimum of full-service restaurants that accept certain major credit cards. The Company continues to develop trademarks for itself and the system of franchisees and, in addition, provides marketing, advertising, training and other administrative support.

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

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         /bullet/ A processing fee of twenty cents per sale transaction.

         /bullet/ A weekly service charge of twenty-three cents per participating restaurant in the franchisee's territory.

      There were no franchise territories sold during 1998, 1997 and 1996.

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

      In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recorded an impairment loss on the excess of cost over net assets acquired relating to the purchase of the Western Transmedia franchise. Lagging performance in the reacquired sales territories indicated that the undiscounted cash flows from this former franchise would be less than the carrying value of the long-lived assets related to the franchise. Accordingly, on September 30, 1998, the Company recognized an asset impairment loss of $2,169 ($.18 per share). This loss is the difference between the carrying value of the related excess of cost over net assets acquired and the fair value of the asset based on discounted estimated future cash flows.

      On December 4, 1997, the Company acquired all the rights-to-receive of, and the right to conduct business in East America Trading Company, its franchisee in the Carolinas and Georgia, and terminated and canceled the franchise agreement in exchange for 170,000 shares of Transmedia Network stock. The Company assumed operational control of these sales territories.

      On July 15, 1998, the Company acquired all the rights-to-receive of the Dallas/Fort Worth sales territory from its franchisee, the Texas Restaurant Card, Inc. The purchase price was approximately $1,758 of which $1,541 represented the cost of the franchise, which has been recorded as the excess of cost over net assets acquired. The Company assumed operational control of the territory and has an option to acquire the remaining territories in the franchise.

(13)  LICENSE AGREEMENTS

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

      In consideration for granting the exclusive licenses, the licensee paid the Company license fees

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


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

      In December 1996, the Company amended its agreements with its international licensees, Transmedia Europe, Inc. and Transmedia Asia-Pacific, Inc. permitting them to acquire, on a worldwide basis, the business of Countdown, plc Holding Corp. ("Countdown"). Upon closing of the Countdown acquisition, the Company received $250 in cash and a $500 note bearing interest at 10%, which was payable on April 1, 1998.

      The Company is in negotiations with its licensee to reacquire the licenses for Transmedia Europe and Asia-Pacific, Inc. To date, the Company has not received payment on either the aforementioned note receivable or certain outstanding royalty obligations. At September 30, 1998, the Company has provided a reserve of $710 relating to the note and accrued interest.

 (14) LEASES

      The Company leases certain equipment and office space under long-term lease agreements.

      Future minimum lease payments under noncancelable operating leases as of September 30, 1998 are as follows:

                             YEAR ENDING
                            SEPTEMBER 30,                     AMOUNT
                            -------------                     ------

                                1999                       $      729
                                2000                              685
                                2001                              529
                                2002                              252
                                2003                              122
                             Thereafter                            40
                                                           ----------
                    Total minimum lease payments           $    2,357
                                                           ==========

      Rent expense charged to operations was $710, $625, and $387 for the years ended September 30, 1998, 1997 and 1996, respectively.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(15)  COMMITMENTS

      On July 14, 1995, the Company entered into an unconditional guaranty agreement with a financial institution, to extend credit in the amount of $450 to a franchisee, which agreement is still outstanding at September 30, 1998.

      The Company has amended its employment agreement with the president of its wholly owned subsidiary, Transmedia Reastaurant Company. The agreement provides for salary at an annual rate of $335 through September 30, 2001, plus eligibility for a bonus up to 50% of his salary.

(16)  LINE OF CREDIT

      The Company maintains a line of credit with a bank for $10 million to be used principally to finance the purchase of rights-to-receive. This line of credit is unsecured and may be drawn down based on an advance rate calculated as a percentage of unrestricted rights-to-receive. The line of credit matures on February 1, 1999 and bears interest at the prime rate with a LIBOR option.

(17)  YEAR 2000

      The Company has initiated a plan ("Plan") to identify, assess, and remediate "Year 2000" issues within each of its computer programs and certain equipment which contain micro-processors. The Plan addresses the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and 2000, if a program or chip uses only two digits rather than four to define the applicable year. The Company has divided the Plan into six major phases-assessment, planning, validation, conversion, implementation and testing. After completing the assessment and planning phase earlier this year, the Company hired an independent consulting firm to validate the Plan. All software development and installation effected in the past year is already in compliance. The Company is working with an outside vendor on the conversion, implementation and testing phases. Systems which have been determined not to be Year 2000 compliant are being either replaced or reprogrammed, and thereafter tested for Year 2000 compliance. The Plan anticipates that by June 1999 the conversion, implementation and testing phases will be completed. The current budget for the total cost of remediation (including replacement software and hardware) and testing, as set forth in the Plan, is $500.

      The Company is in the process of identifying and contacting critical suppliers and customers whose computerized systems interface with the Company's systems, regarding their plans and progress in addressing their Year 2000 issues. The Company has received varying information from such third parties on the state of compliance or expected compliance. Contingency plans are being developed in the event that any critical supplier or customer is not compliant.

      The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's operations, liquidity and financial conditions. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's operations, liquidity or financial conditions.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(18)  BUSINESS AND CREDIT CONCENTRATIONS

      Most of the Company's customers are located in the New York City, California, Massachusetts and Florida areas. No single customer accounted for more than 5 percent of the Company's sales in any fiscal year presented.

      No single restaurant's rights-to-receive balance was greater than 5 percent of the total rights-to-receive balance at September 30, 1998 or 1997.

 (19) LITIGATION

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

(20)  SELECTED QUARTERLY FINANCIAL DATA

      Selected quarterly financial data is as follows:

                                               THREE MONTHS ENDED                   YEAR ENDED
                           ------------------------------------------------------  -------------
                           SEPTEMBER 30,   JUNE 30,      MARCH 31,   DECEMBER 31,  SEPTEMBER 30,
                               1998          1998          1998          1997          1998
                               ----          ----          ----          ----          ----
Gross dining sales:           24,091        23,661        24,761        23,036        95,549

Operating revenue:             7,244         7,556         7,664         7,677        30,141

Operating income(loss):       (4,263)         (245)         (165)       (2,792)       (7,465)

Net income:                   (4,739)         (502)         (490)       (2,105)       (7,836)

Basic and diluted
   earnings per share:          (.37)         (.04)         (.04)         (.21)         (.67)

                                             THREE MONTHS ENDED                   YEAR ENDED      YEAR ENDED
                         ------------------------------------------------------  -------------   -------------
                         SEPTEMBER 30,   JUNE 30,      MARCH 31,   DECEMBER 31,  SEPTEMBER 30,   SEPTEMBER 30,
                             1998          1998          1998          1997          1998            1998
                             ----          ----          ----          ----          ----            ----
Gross dining sales:      $ 26,507        25,640        26,473         22,681        101,301         90,076

Operating revenue:          8,982         7,702         7,283          6,977         30,944         28,486

Operating income:             855           118          (271)            (4)           698          4,757

Net Income:                   183           184          (587)          (204)          (424)         2,546

Earnings per share:           .02           .02          (.06)          (.02)          (.04)           .25

                            TRANSMEDIA NETWORK, INC.

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

        For each of the years in the three-years ended September 30, 1998
                                 (in thousands)

                                             BALANCE,     CHARGED                BALANCE,
                                            BEGINNING        TO                   END OF
                                             OF YEAR      EXPENSES   WRITE-OFFS    YEAR
                                             -------      --------   ----------    ----
Accounts receivable:
    Year ended September 30, 1998:
       Allowance for doubtful accounts       $    15          497        (497)        15
                                             =======       ======      ======      =====

    Year ended September 30, 1997:
       Allowance for doubtful accounts       $    15          501        (501)        15
                                             =======       ======      ======      =====

    Year ended September 30, 1996:
       Allowance for doubtful accounts       $    15          425        (425)        15
                                             =======       ======      ======      =====

Rights to receive:
    Year ended September 30, 1998:
       Allowance for doubtful accounts       $   765        3,822      (3,550)     1,037
                                             =======       ======      ======      =====

    Year ended September 30, 1997:
       Allowance for doubtful accounts       $   320        3,209      (2,764)       765
                                             =======       ======      ======      =====

    Year ended September 30, 1996:
       Allowance for doubtful accounts       $   900        2,075      (2,655)       320
                                             =======       ======      ======      =====

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information called for by Item 10 is set forth under the heading "Executive Officers of the Registrant" in Part I hereof and in "Election of Directors" in the Company's 1998 Proxy Statement, which is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

        Information called for by Item 11 is set forth under the heading "Executive Compensation" in the Company's 1998 Proxy Statement, which is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1998 Proxy Statement, which is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in the Company's 1998 Proxy Statement, which is incorporated herein by this reference.

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

10.3 Form of Stock Option Agreement (as modified) between the Company and certain Directors.(13)

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

10.28   Letter of Agreement dated January 29, 1997 between Company and Stephen
        E. Lerch.(13)

10.29 Transmedia Network Inc. 1996 Long Term Incentive Plan (including amendments through August 5, 1998).

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

        (13) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, and incorporated by reference

        (14) Filed as an exhibit to the Company's Current Report on Form 8-K as of November 6, 1997


        (b) The Company did not file any Form 8-K Current Reports during the fourth quarter of the fiscal year ended September 30, 1998.

        (c)    Exhibits:

               See paragraph (a) (3) above for items filed as exhibits to this Annual Report on Form 10-K as required by Item 601 of Regulation S-K.

        (d)    Financial Statement Schedules:
               See paragraphs (a)(1) and (a)(2) above for financial statement schedules and supplemental financial statements filed as part of this Annual Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of December, 1998.

                                            TRANSMEDIA NETWORK INC.



                                           By: /s/ STEPHEN E. LERCH
                                               ------------------------
                                           Name:   Stephen E. Lerch
                                           Title:  Executive Vice President
                                                   and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant, Transmedia Network Inc., in the capacities and on the dates indated.

                                 CAPACITY IN
      SIGNATURE                 WHICH SIGNED                DATE
      ---------                 ------------                ----

/s/ F. PHILIP HANDY         Chairman of the Board        December 29, 1998
----------------------
    F. Philip Handy


/s/ GENE M. HENDERSON       Director                     December 29, 1998
----------------------      President and
    Gene M. Henderson       Chief Executive Officer


/s/ ROD DAMMEYER            Director                     December 29, 1998
----------------------
    Rod Dammeyer


/s/ MELVIN CHASEN           Director                     December 29, 1998
----------------------
    Melvin Chasen


/s/ GEORGE WIEDEMANN        Director                     December 29, 1998
----------------------
    George Wiedemann


/s/ JACK AFRICK             Director                     December 30, 1998
----------------------
    Jack Africk

                                 EXHIBIT INDEX


EXHIBIT                                DESCRIPTION
-------                                -----------

 10.29 Transmedia Network Inc. 1996 Long Term Incentive Plan (including amendments through August 5, 1998).

 27.1                Financial Data Schedule