Form 10-Q
period 1998-12-31
TRANSMEDIA NETWORK INC /DE/
filed 1999-02-16
CIK 78536

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ________________  DECEMBER 31, 1998

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

                                                                 Yes [X]  No [ ]

The number of shares outstanding of the issuer's Common Stock, $.02 par value, as of February 9, 1999: 12,947,854

                                    I N D E X

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES


PART  I.       FINANCIAL INFORMATION                                 PAGE NO.
------------------------------------

Item 1.        Financial Statements:

               Consolidated Balance Sheets --                           3
               December 31, 1998 (unaudited)
               and September 30, 1998 (audited)

               Consolidated Statements of Income                        4,5
               And Comprehensive Income
               Three months ended December 31,
               1998 and 1997 (unaudited)

               Consolidated Statements of Cash Flows--                  6,7
               Three months ended December 31,
               1998 and 1997 (unaudited)

               Notes to Unaudited Consolidated                          8-9
               Financial Statements

Item 2.        Management's Discussion and Analysis                     10-12
               of Financial Condition and Results of
               Operations


PART II.       OTHER INFORMATION                                        13
--------------------------------
SIGNATURE                                                               13

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    December 31, 1998 and September 30, 1998
                                 (in thousands)

                           ASSETS                                December 31,    *September 30,
                                                                      1998            1998
                                                                      ----            ----
                                                                   (unaudited)
Current assets:
    Cash and cash equivalents                                     $      6,032    $      4,632
    Restricted cash                                                      4,503           3,518
    Accounts receivable, net                                             2,046           2,061
    Rights-to-receive, net
       Unrestricted                                                      6,618           7,909
       Securitized and owned by Trust                                   34,035          34,438
    Prepaid expenses and other current assets                            6,459           5,067
                                                                       -------           -----
                Total current assets                                    59,693          57,625

Securities available for sale, at fair value                             1,052           1,267
Equipment held for sale or lease, net                                      962             988
Property and equipment, net                                              6,932           6,832
Other assets                                                             1,088           1,142
Restricted deposits and investments                                      1,980           1,980
Excess of cost over net assets acquired and other intangible assets      4,519           4,591
                                                                       -------           -----

                Total assets                                       $    76,226     $    74,425
                                                                        ======          ======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable - rights-to-receive                           $     3,483     $     4,181
    Accounts payable - trade                                             4,626           3,348
    Accrued expenses and other                                           2,735           1,507
    Deferred membership fee income                                       4,036           2,594
                                                                       -------         -------
                Total current liabilities                               14,880          11,630

Secured non-recourse notes payable                                      33,000          33,000
Other long-term liabilities                                              2,099           2,061
                                                                       -------           -----
                Total liabilities                                       49,979          46,691
                                                                        ------          ------
Commitments
Stockholders' equity:
    Preferred stock                                                          -               -
    Common stock                                                           258             258
    Additional paid-in capital                                          21,496          21,496
    Accumulated other comprehensive income                                 478             612
    Retained earnings                                                    4,015           5,368
                                                                         -----           -----
                Total stockholders' equity                              26,247          27,734
                                                                        ------          ------

                Total liabilities and stockholders' equity        $     76,226    $     74,425
                                                                        ======          ======

See accompanying notes to unaudited consolidated financial statements.

* The balance sheet at September 30, 1998 is derived from the registrant's audited consolidated financial statements.


                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                  Three months ended December 31, 1998 and 1997
                                   (unaudited)
                      (in thousands, except loss per share)

                                                                  1998            1997
                                                                  ----            ----
Operating revenue:
    Sales of rights-to-receive:
       Owned by Company                                   $       2,445         $   609
       Owned by Trust                                            20,311          22,427
                                                                 ------          ------

          Gross dining sales                                     22,756          23,036

       Cost of sales                                             13,059          12,991
       Cardmember discounts                                       5,196           5,172
                                                                 ------          ------

    Net revenue from rights-to-receive                            4,501           4,873

    Membership and renewal fee income                             1,750           2,030
    Franchise fee income                                            259             333
    Commission income                                                40              94
    Processing income                                               376             347
                                                                 ------          ------

         Total operating revenues                                 6,926           7,677
                                                                 ------          ------

Operating expenses:
    Selling, general and administrative                           7,524           6,339
    Cardmember acquisition and promotion                          1,181           1,049
    Amended compensation agreements (note 3)                       -              3,081
                                                                 ------          ------

          Total operating expenses                                8,705          10,469
                                                                 ------          ------

                Operating loss                                   (1,779)         (2,792)

Other income (expense):
    Realized gains on sale of securities available
       for sale                                                   1,042               -
    Interest and other income                                       125             131
    Interest expense and financing cost                            (741)           (734)
                                                                 -------         -------

                Loss before income taxes                         (1,353)         (3,395)

Income tax benefit                                                 -             (1,290)
                                                                 ------          -------

                Net loss                                  $      (1,353)         (2,105)
                                                                 ======          =======

                                                                                   (Continued)

                                       4


                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME, CONTINUED


                                                                       1998            1997
                                                                       ----            ----

                Net loss                                      $       (1,353)          (2,105)
                                                                     ========         ========

Other comprehensive income:
        Unrealized holding gain on securities available-
                 for-sale held at end of period                          282            1,059
      Beginning unrealized gain for all securities sold                 (497)             -
     Tax effect of unrealized gain                                        81             (402)

                Comprehensive loss                            $       (1,219)          (1,448)
                                                                     ========         ========

Operating loss per common and common
    equivalent share:
       Basic and Diluted                                      $         (.06)           (.27)
                                                                        =====           =====

Net loss per common and common equivalent share:
       Basic and Diluted                                      $         (.11)           (.21)
                                                                        =====           =====

Weighted average number of common and common equivalent
    shares outstanding:
       Basic                                                          12,876           10,238
                                                                      ======           ======

       Diluted                                                        12,876           10,266
                                                                      ======           ======

See accompanying notes to unaudited consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Three months ended December 31, 1998 and 1997
                                   (unaudited)
                                 (in thousands)

                                                                    1998           1997
                                                                    ----           ----
Cash flows from operating activities:
    Net loss                                                $      (1,353)        (2,105)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                841            796
         Amortization of deferred financing cost                       67             71
         Provision for rights-to-receive losses                       910            760
         Gain on sale of investments                               (1,042)
         Deferred income taxes                                          -           (320)

         Changes in assets and liabilities:
            Accounts receivable                                        15             24
            Rights-to-receive                                          85         (1,428)
            Prepaid expenses and other current assets              (1,647)            17
            Other assets                                             (120)          (347)
            Accounts payable                                        1,278           (232)
            Income taxes receivable                                   254           (961)
            Accrued expenses and other                              1,230            (99)
            Deferred membership fee income                          1,442           (377)
                                                                  -------         -------

                 Net cash provided by (used in)
                     operating activities                           1,960         (4,201)
                                                                  -------         -------

Cash flows from investing activities:
    Additions to property and equipment                              (616)          (659)
    Proceeds from sale of investments available
     for sale                                                       1,042              -
                                                                  -------         -------
                 Net cash provided by (used in) invest-
                     ing activities                                   426           (659)
                                                                  -------         -------

Cash flows from financing activities:
    Increase in restricted cash                                      (986)           (41)
    Dividends paid                                                      -           (202)
                                                                   -------        -------

                 Net cash used in financing activities               (986)          (243)
                                                                   -------        -------
                                                                     (Continued)

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


                                                                    1998           1997
                                                                    ----           ----

                 Net increase (decrease) in cash             $      1,400        (5,103)

Cash and cash equivalents:
    Beginning of year                                               4,632          7,223
                                                                   ------        -------

    End of year                                              $      6,032          2,120
                                                                   ======        =======

Supplemental disclosures of cash flow information:

    Cash paid (received) during the period for:
       Interest                                              $        614            660
                                                                  =======       ========

       Income taxes                                          $      (254)           ( 7)
                                                                  =======      =========


Supplemental schedule of noncash and investing activities:
        Noncash investing and financing activities:

        The acquisition of the rights-to-receive and cancellation of the franchise of East American Trading Company, for 170,000 shares of common stock, was recorded during the first quarter of fiscal year 1998 as follows:

               Fair value of assets acquired:
                      Rights-to-receive            $      267
                      Excess of cost over
                         net assets acquired              740
                                                   ----------
                             Equity                $    1,007
                                                   ==========

See accompanying notes to unaudited consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


(1)     BASIS OF PRESENTATION

        The balance sheet as of September 30, 1998 was derived from the registrant's audited consolidated financial statements.

        The information presented in the unaudited consolidated financial statements, in the opinion of management, reflects all adjustments necessary for a fair statement of the results for all interim periods. The results for the three-month period ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.

        The consolidated financial statements, as presented, are in summarized form, and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles, have been condensed or omitted. Complete disclosures for the year ended September 30, 1998 are presented in Transmedia Network Inc and subsidiaries (the "Company") Form 10-K filing which includes audited consolidated financial statements.

        Cost of sales is composed of the cost of rights-to-receive sold, provision for rights-to-receive losses and processing fees.

        Certain prior year amounts have been reclassified to conform with the current presentation.

(2)     AMENDED COMPENSATION AGREEMENTS

        On December 29, 1997, the Company and Melvin Chasen, Chairman of the Board, Chief Executive Officer and President, agreed to amend his employment agreement and to terminate his consulting agreement. As part of this agreement, Mr. Chasen agreed to a five year non-compete and confidentiality agreement with the Company and relinquished his right to receive $1 million in the event of the sale of a control block of stock. Pursuant to this agreement, the Company made a cash payment of $2.75 million to Mr. Chasen and recognized a one-time pre-tax charge of $3.1 million in the quarter ended December 31, 1997. Mr. Chasen continues to serve on the Board of Directors.

 (3)    PURCHASE OF FRANCHISES

        On December 4, 1997, the Company acquired all the rights-to-receive of East America Trading Company, its franchisee in the Carolinas and Georgia, and terminated and canceled the franchise agreement in exchange for 170,000 shares of Transmedia Network stock. The Company assumed operational control of these sales territories and has an option to acquire the remaining territories in the franchise.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


        On July 15, 1998, the Company acquired, for approximately $1,758, all the rights to receive and the right to conduct business in the Dallas/Ft. Worth territory from its franchise, the Texas Restaurant Card Inc. ("TRC"). In addition, the Company has the option to reacquire the remaining territories in Texas at a predetermined formula through July 2000. In February of 1999, the Company exercised its right to purchase the Houston territory for approximately $648.

(4)     LINE OF CREDIT

        The Company maintains a line of credit with a bank for $10 million to be used principally to finance the purchase of rights-to-receive. At December 31, 1998, no amounts are outstanding under the line of credit. This line of credit is unsecured, may be drawn down based on an advance rate calculated as a percentage of unrestricted rights-to-receive and bears interest at the prime rate with a LIBOR option. Negotiations are presently underway with the bank for renewal of the line.

(5)     LITIGATION

        In December 1996, the Company terminated its license agreement with Sports & Leisure Inc. ("S&L"). In February 1997, S&L commenced an action against the Company in the 11th Judicial Circuit, Dade County, Florida, alleging that the Company improperly terminated the S&L license agreement and seeking money damages. The Company has counterclaimed against S&L for breach of the license agreement and intends to pursue the action vigorously. In the quarter ended December 31, 1998, additional reserves were established and recorded in selling, general and administrative expenses to cover management's estimate of the potential cost and expenses of this litigation and other legal matters. While management cannot predict the outcome of this litigation at this time, it does not expect such outcome to adversely impact the financial position or cash flows of the Company; however, in the event of an unanticipated adverse final determination, the Company's net income for the relevant period could be materially affected.

(6)     LOSS PER COMMON AND COMMON EQUIVALENT SHARE

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

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

(A) RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

        Sales of rights-to-receive for the three-months ended December 31, 1998 decreased 1.2% to $22,756 compared to $23,036 for the three-month period ending December 31, 1997. Included in the $22,756 is $886 of sales relating to the Carolina/Georgia area and Dallas/Ft.Worth territories which were reacquired in December 1997 and July 1998, respectively. On a same territory basis sales decreased 5.1%. In spite of recent gains in new fee paying cardmembers, attrition in the card file, both in total and active accounts, resulted in lower average active cardmembers for the quarter compared to the prior year. Partially offsetting this decrease however, was somewhat higher utilization by current members (i.e. the percentage of active users to total accounts), as well as a slight increase in spend per active member. Sales volume in the New York metropolitan area, the Company's largest and most competitive market, declined 7% or $731, compared to the same period in the prior year. Noticeable declines also occurred in Philadelphia and Boston. Offsetting these decreases were higher sales volumes in other markets such as Chicago, Wisconsin, Detroit, Indiana, Denver and Phoenix.

        Cardmember discounts as a percentage of gross dining sales was 22.8% for the three-months ended December 31, 1998 compared to 22.5% in the prior year's period reflecting the Company's new focus on marketing the 25% savings fee card.

        Provision for rights-to-receive losses, which are included in cost of sales, amounted to $910 for the three-month period ended December 31, 1998, compared to $760 in the prior year's period. Processing fees based on transactions processed for the three-months ended December 31, 1998 declined as a percentage of gross dining sales to 3.2% compared to 3.6% in the prior year's period reflecting economies of scale associated with higher volume, an increasing number of point-of-sale transactions and the Company's quality initiatives.

        Membership and renewal fee income for the three-month period ending December 31, 1998 was $1,750 versus $2,030 for the comparable prior year's period. The recent card marketing initiatives to solicit new fee paying members had a positive impact on cash flow during the quarter but the income is deferred and recognized over a twelve-month period. Offsetting these gains were a drop in renewal income compared to the prior period. Cardholder membership fees are cancelable and refunded to cardmembers, if requested, on a prorata basis based on the remaining portion of the membership.

        Continuing franchise fee income decreased by $74 to $259 in the three-months ended December 31, 1998, compared with $333 in the prior year's period primarily reflecting the repurchase of the formerly franchised Carolinas and Georgia territory in December 1997 along with the Dallas/Ft Worth territory in July 1998.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


        Commission income represents fees collected from third party marketing partners mainly involved in direct marketing transactions.

        Processing income comprises the sale or lease of point-of-sale terminals to merchants, principally restaurants, as well as income received for serving as the merchants' processor for all of their credit card transactions, net of interchange fees.

        Selling, general and administrative expenses for the three-months ended December 31, 1998 increased by $1,185 or 18.7% compared with the prior year's period. As a percentage of gross dining usage, selling, general and administrative expenses were 33.1% this quarter compared to 27.5% in the same quarter last year as a result of the lower sales volume. The principal components of the increase included professional fees and the establishment of additional legal reserves for potential costs of litigation aggregating $1,271, telephone expenses of $68 associated with the new marketing campaigns, and depreciation and amortization of $43 offset by decreases in salaries $87 and printing and postage of $263.

        In the three-month period ended December 31, 1998, cardmember acquisition and promotion expenses increased $132 to $1,181 from $1,049 in the prior year's comparable period. Included in cardmember acquisition expenses was the amortization of previously capitalized advertising costs amounting to $543 in the fiscal 1999 periods versus $141 in the fiscal 1998 comparable period. Costs capitalized in the 1999 period were $1,802 versus $98 in 1998 with corresponding increases occurring in deferred membership fee income. Activity in card acquisition and promotion reflect recent initiatives to aggressively market a fee based product.

        The amended employment agreement and termination of the consulting agreement of the Chief Executive Officer resulted in a one-time $3,081 charge in the first quarter of 1998. Components included a lump-sum cash payment of $2,750, cancellation of indebtedness of $135, and health insurance for the remainder of his and his spouses' life (Note 2). The after tax impact of the charge was approximately $1,900.

        Interest and financing cost for the three-month period ended December 31, 1998 remained relatively constant when compared to the same period in the prior year.

        Loss before income tax was $1,353 for the three-month period ended December 31, 1998, compared with loss before income taxes of $3,395 in the 1997 comparable period. A valuation allowance for the full amount of the first quarter 1999 tax benefit was recorded.

        Net loss for the three-months period ended December 31, 1998 was $1,353 or 11 cents per share compared with a net loss of $2,105 or 21 cents per share in the prior year's comparable period.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


(B)     LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash and cash equivalents amounted to $6,032 at December 31, 1998. The Company believes that cash on hand, plus cash generated from operations and the line of credit, as described below, will be sufficient to fund the Company's normal cash requirements for the 1999 fiscal year.

        The Company maintains a line of credit with a bank for $10 million to be used principally to finance the purchase of rights-to-receive. At December 31, 1998, no amounts are outstanding under the line of credit. This line of credit is unsecured, may be drawn down based on an advance rate calculated as a percentage of unrestricted rights-to-receive and bears interest at the prime rate with a LIBOR option. Negotiations are presently underway with the bank for renewal of the line.


(C)     YEAR 2000 COMPUTER COMPLIANCE

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

        The Company has identified and contacted critical suppliers and customers whose computerized systems interface with the Company's systems, regarding their plans and progress in addressing their Year 2000 issues. The Company has received varying information from such third parties on the state of compliance or expected compliance. Contingency plans are being developed in the event that any critical supplier or customer is not compliant.

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

                                                   TRANSMEDIA NETWORK INC.
                                                         (Registrant)

February 12, 1999                                  /S/STEPHEN E. LERCH
                                                   ----------------------------
                                                   Stephen E. Lerch
                                                   Executive Vice President
                                                   and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------

27           Financial Data Schedule