Form 10-Q
period 1999-03-31
TRANSMEDIA NETWORK INC /DE/
filed 1999-05-17
CIK 78536

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1999

OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _______________________

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


                 11900 BISCAYNE BOULEVARD, MIAMI, FLORIDA 33181
               --------------------------------------------------
               (Address of principal executive offices) (zip code)

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

The number of shares outstanding of the issuer's Common Stock, $.02 par value, as of May 10, 1999: 12,952,709

                                    I N D E X

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES


PART  I. FINANCIAL INFORMATION                             PAGE NO.
----  ------------------------                             --------


Item 1.    Financial Statements:

           Consolidated Balance Sheets --                       3
           March 31, 1999 (unaudited)
           and September 30, 1998 (audited)

           Consolidated Statements of Income                   4-5
           And Comprehensive Income
           Three and six months ended March 31,
           1999 and 1998 (unaudited)

           Consolidated Statements of Cash Flows--             6-7
           Six months ended March 31,
           1999 and 1998 (unaudited)

           Notes to Unaudited Consolidated                     8-10
           Financial Statements

Item 2.    Management's Discussion and Analysis               11-14
           of Financial Condition and Results of
           Operations

Item 3.    Quantitative and Qualitative Disclosure
           About Market Risk                                  14

PART II. OTHER INFORMATION                                    15-17
--------------------------
SIGNATURE                                                     18

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      March 31, 1999 and September 30, 1998
                                 (in thousands)

                                  ASSETS                                  MARCH 31,    *SEPTEMBER 30,
                                                                            1999            1998
                                                                         -----------   --------------
                                                                         (unaudited)
Current assets:
     Cash and cash equivalents                                             $ 2,578        $ 4,632
     Restricted cash                                                         3,177          3,518
     Accounts receivable, net                                                2,528          2,061
     Rights-to-receive, net
        Unrestricted                                                         7,298          7,909
        Securitized and owned by Trust                                      34,192         34,438
     Prepaid expenses and other current assets                               6,632          5,067
                                                                           -------        -------
                   Total current assets                                     56,405         57,625

Securities available for sale, at fair value                                   688          1,267
Equipment held for sale or lease, net                                          842            988
Property and equipment, net                                                  6,662          6,832
Other assets                                                                 1,110          1,142
Restricted deposits and investments                                          1,980          1,980
Excess of cost over net assets acquired and other intangible assets          4,979          4,591
                                                                           -------        -------

                   Total assets                                            $72,666        $74,425
                                                                           =======        =======
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable - rights-to-receive                                  $ 4,179        $ 4,181
     Accounts payable - trade                                                3,216          3,348
     Accrued expenses and other                                              2,164          1,507
     Deferred membership fee income                                          3,705          2,594
                                                                           -------        -------
                   Total current liabilities                                13,264         11,630

Secured non-recourse notes payable                                          33,000         33,000
Other long-term liabilities                                                  1,946          2,061
                                                                           -------        -------
                   Total liabilities                                        48,210         46,691
                                                                           -------        -------

Commitments                                                                   --             --

Stockholders' equity:
     Common stock                                                              260            258
     Additional paid-in capital                                             21,800         21,496
     Accumulated other comprehensive income                                    253            612
     Retained earnings                                                       2,143          5,368
                                                                           -------        -------
                   Total stockholders' equity                               24,456         27,734
                                                                           -------        -------

                   Total liabilities and stockholders' equity              $72,666        $74,425
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

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

            Three months and six months ended March 31, 1999 and 1998
                                   (unaudited)
                     (in thousands, except income per share)

                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        -------------------      --------------------
                                                             MARCH 31,                MARCH 31,
                                                        1999         1998         1999         1998
                                                       -------      -------      -------      -------
Operating revenue:
     Sales of rights-to-receive:
        Owned by Company                                 2,495        1,024        4,940        1,633
        Owned by Trust                                  21,710       23,737       42,021       46,164
                                                       -------      -------      -------      -------

             Gross dining sales                         24,205       24,761       46,961       47,797

        Cost of sales                                   13,635       14,179       26,694       27,170
        Cardmember discounts                             5,619        5,497       10,815       10,669
                                                       -------      -------      -------      -------

     Net revenue from rights-to-receive                  4,951        5,085        9,452        9,958

     Membership and renewal fee income                   1,980        1,792        3,730        3,822
     Franchise fee income                                  259          276          518          609
     Commission income                                      31          119           71          213
     Processing income                                     378          392          754          739
                                                       -------      -------      -------      -------

           Total operating revenues                      7,599        7,664       14,525       15,341
                                                       -------      -------      -------      -------
Operating expenses:
     Selling, general and administrative                 7,320        6,583       14,844       12,922
     Cardmember acquisition and promotion                1,586        1,246        2,767        2,295
     Amended compensation agreements                      --           --           --          3,081
                                                       -------      -------      -------      -------

            Total operating expenses                     8,906        7,829       17,611       18,298
                                                       -------      -------      -------      -------

                   Operating loss                       (1,307)        (165)      (3,086)      (2,957)

Other income (expense):
     Realized gain on sale of securities available
        for sale                                            77         --          1,119         --
     Interest and other income                              96          131          220          262
     Interest expense and financing cost                  (737)        (757)      (1,478)      (1,491)
                                                       -------      -------      -------      -------

                   Loss before income taxes             (1,871)        (791)      (3,225)      (4,186)

Income tax benefit                                        --           (301)        --         (1,591)
                                                       -------      -------      -------      -------

                   Net loss                             (1,871)        (490)      (3,225)      (2,595)
                                                       -------      -------      -------      -------

                                                                     (Continued)

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME, CONTINUED

                                                      THREE MONTHS ENDED         SIX MONTHS ENDE
                                                     --------------------      --------------------
                                                            MARCH 31,                MARCH 31,
                                                        1999         1998         1999         1998
                                                     -------      -------      -------      -------
               Net loss                               (1,871)        (490)      (3,225)      (2,595)

Other comprehensive income, net of tax:
        Unrealized gain (loss) on available-
             for-sale securities                         285          185          (32)         271
    Beginning unrealized gain for                         79         --            543         --
            securities sold
    Tax effect of unrealized gain                       (138)         (70)        (194)        (103)

               Comprehensive loss                    $(1,645)        (375)       2,908       (2,427)
                                                     =======      =======      =======      =======

Operating loss per common and common
     equivalent share:
        Basic and Diluted                            $  (.10)        (.01)        (.24)        (.28)
                                                     =======      =======      =======      =======

Net loss per common and common equivalent share:
        Basic and Diluted                            $  (.14)        (.04)        (.25)        (.24)
                                                     =======      =======      =======      =======

Weighted average number of common and
     common equivalent shares outstanding:
        Basic                                         12,959       11,110       12,917       10,669
                                                     =======      =======      =======      =======

        Diluted                                       13,072       11,172       13,000       10,714
                                                     =======      =======      =======      =======

See accompanying notes to unaudited consolidated financial statements.

                            TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Six months ended March 31, 1999 and 1998
                                 (in thousands)

                                                                             (UNAUDITED)
                                                                          1999        1998
                                                                        --------    --------
Cash flows from operating activities:
     Net loss                                                           $(3,225)     (2,595)
     Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                  1,703       1,612
           Amortization of deferred financing cost                          135         142
           Provision for rights-to-receive losses                         1,878       1,912
           Gain on sale of investments available for sale                (1,119)         --
           Deferred income taxes                                             --        (557)

           Changes in assets and liabilities:
               Accounts receivable                                         (467)         63
               Rights-to-receive                                         (1,023)     (1,988)
               Prepaid expenses and other current assets                 (1,820)        (63)
               Other assets                                                (228)       (553)
               Accounts payable                                            (160)        835
               Income taxes receivable                                      253      (1,229)
               Accrued expenses                                             684         (20)
               Deferred membership fee income                             1,111        (513)
                                                                        -------     -------

                     Net cash used in operating activities               (2,278)     (2,954)
                                                                        -------     -------
Cash flows from investing activities:
     Additions to property and equipment                                 (1,111)     (1,216)
     Excess of cost over net assets acquired and
        intangible assets                                                  (536)         --
     Proceeds from sale of securities available for sale                  1,119          --
     Change in capital lease obligation                                     158          --
     Increase in restricted deposits and investments                        (53)
                                                                        -------     -------

                     Net cash used in investing activities                 (423)     (1,216)
                                                                        -------     -------
Cash flows from financing activities:
     Net proceeds from issuance of common stock                              --       9,825
     Increase in restricted cash                                            341         380
     Issuance of common stock                                               306          --
     Dividends paid                                                          --        (202)

                     Net cash provided by financing activities              647      10,003
                                                                        -------     -------

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                                                             (UNAUDITED)
                                                                          1999        1998
                                                                        --------    --------
                     Net (decrease) increase in cash                     (2,054)      5,833

Cash and cash equivalents:
     Beginning of year                                                    4,632       7,223
                                                                        -------     -------

     End of year                                                          2,578      13,056
                                                                        =======     =======
Supplemental disclosures of cash flow information:

     Cash paid (received) during the period for:
        Interest                                                          1,023       1,307
                                                                        =======     =======

        Income taxes                                                       (254)         (3)
                                                                        =======     =======

Supplemental schedule of noncash and investing activities: Noncash investing and financing activities:

         The acquisition of the rights-to-receive and cancellation of the franchise of East American Trading Company, for 170,000 shares of common stock, was recorded during the first quarter of fiscal year 1998 as follows:

                  Fair value of assets acquired:
                           Rights-to-receive          $  267
                           Excess of cost over
                              net assets acquired        740
                                                      ------
                                    Equity             1,007
                                                      ======


See accompanying notes to unaudited consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(1)      BASIS OF PRESENTATION

         The balance sheet as of September 30, 1998 was derived from the registrant's audited consolidated financial statements.

         The information presented in each of the included unaudited consolidated financial statements, in the opinion of management, reflects all adjustments necessary for a fair statement of the results for all interim periods. The results for the three and six-month periods ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

         The consolidated financial statements, as presented, are in summarized form, and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. Complete disclosures for the year ended September 30, 1998 are presented in Transmedia Network Inc and Subsidiaries' (the "Company") Form 10-K filing which includes audited consolidated financial statements.

         Cost of sales is composed of the cost of rights-to-receive sold, provision for rights-to-receive losses and processing fees.

         Certain prior year amounts have been reclassified to conform to the current presentation.

(2)      INVESTMENT BY EQUITY GROUP INVESTMENTS, INC.

         On March 4, 1998, the Company sold 2.5 million newly-issued common shares and non-transferable warrants to purchase an additional 1.2 million common shares for a total of $10,625 to affiliates of Equity Group Investments, Inc., a privately held investment company. Net proceeds from the investment amounted to $9,825 after transaction cost. The non-transferable warrants have a term of five years; one third of the warrants are exercisable at $6.00 per share, another third are exercisable at $7.00 per share and the final third are exercisable at $8.00 per share. As part of this strategic investment, Equity Group nominated and the stockholders elected two candidates to the Board of Directors who joined three of the Company's existing directors and two new independent directors.

(3)      PROPOSED ACQUISITION OF DINING A LA CARD

         On March 17, 1999, the Company entered into an Asset Purchase Agreement ("the Purchase Agreement") with SignatureCard, Inc., providing for the sale to the Company of certain assets of SignatureCard related to a membership program operated under the Dining A La Card trade name and service mark. SignatureCard is an indirect subsidiary of Montgomery Ward & Co., Incorporated. The consideration includes (i) cash, in an amount equal to the cash funded by SignatureCard for certain "qualified" rights-to-receive (currently estimated at $35.0 million),
         (ii) 400,000 shares of common stock with a put price of $8 per share, and (iii) options to purchase an additional 400,000 shares of common stock at any time during the three-year period following the closing at an exercise price of $4.00 per share. In addition, upon satisfaction of certain conditions, the Company may be required to share with SignatureCard certain amounts recovered by Company from other rights-to-receive acquired but not paid for by the Company.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                             (DOLLARS IN THOUSANDS)

         The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has already expired and the closing of the transaction is now subject to the Company obtaining financing to complete the transaction.

         The Purchase Agreement is terminable by the Company if it is unable to obtain financing on terms acceptable to it; however, the Company will be obligated to reimburse SignatureCard for its expenses in connection with the execution of the Purchase Agreement up to a maximum of $250. The Purchase Agreement is also terminable by either party if the transactions contemplated thereby have not been consummated before May 31, 1999.

         In connection with the acquisition of the assets by the Company, SignatureCard and the Company will enter into a Services Collaboration Agreement (the "Services Agreement") which will provide for an on-going relationship whereby SignatureCard will continue to provide dining members from its airline frequent flyer partner programs and other marketing programs. The Services Agreement provides for profit sharing between the Company and SignatureCard, for 12.5 years from the closing date, on those profits attributable to SignatureCard generated members as well as sharing membership fees for those fee paying members either acquired in this transaction or subsequently acquired through SignatureCard.

(4)      AMENDED COMPENSATION AGREEMENTS

         On December 29, 1997, the Company and Melvin Chasen, the former Chairman of the Board, Chief Executive Officer and President, agreed to amend his employment agreement and to terminate his consulting agreement. As part of this agreement, Mr. Chasen agreed to a five year non-compete and confidentiality agreement with the Company and relinquished his right to receive $1 million in the event of the sale of a control block of stock. Pursuant to this agreement, the Company made a cash payment of $2.75 million to Mr. Chasen and recognized a one-time pre-tax charge of $3.1 million in the quarter ended December 31, 1997. Mr. Chasen continues to serve on the Board of Directors.

(5)      PURCHASE OF FRANCHISE

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

         On February 10, 1999, the Company exercised its right to purchase the Houston territory from TRC. The purchase price was approximately $648 of which $112 represented the cost of the franchise and $536 was recorded as the excess of cost over net assets acquired. The Company assumed operational control of the territory.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                             (DOLLARS IN THOUSANDS)

(6)      LITIGATION

         In December 1996, the Company terminated its license agreement with Sports & Leisure Inc. ("S&L"). In February 1997, S&L commenced an action against the Company in the 11th Judicial Circuit, Dade County, Florida, alleging that the Company improperly terminated the S&L license agreement and seeking money damages. The Company has counterclaimed against S&L for breach of the license agreement and intends to pursue the action vigorously. In the quarter ended December 31, 1998, additional reserves were established and recorded in selling, general and administrative expenses to cover management's estimate of the potential cost and expenses of this litigation and other legal matters. While management cannot predict the outcome of this litigation at this time, it does not expect the outcome of this case to adversely impact the financial position, cash flows or operating results of the Company; however, in the event of an unanticipated adverse final determination, the Company's net income for the relevant period could be materially affected.

(7)      LOSS PER COMMON AND COMMON EQUIVALENT SHARE

         Basic loss per share was based on the weighted average number of common shares outstanding during the period presented.

         Diluted loss per share was computed using the weighted average number of common and common equivalent shares outstanding in the periods, assuming exercise of options and warrants calculated under the treasury stock method (if dilutive), based on average stock market prices at the end of the periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Some of the matters discussed in this quarterly report contain forward-looking statements regarding the Company's future business which are subject to certain risks and uncertainties, including competitive pressures, adverse economic conditions and government regulations. These issues, and other factors, which may be identified from time to time in the Company's reports filed with the SEC, could cause actual results to differ materially from those indicated in the forward-looking statements.

(a) RESULTS OF OPERATIONS - COMPARISON OF THREE AND SIX MONTHS ENDED MARCH 31, 1999 AND 1998

         Sales of rights-to-receive for the three and six-month periods ended March 31, 1999 were $24,205 and $46,961, respectively, which represented a decrease of 2.2% and 1.7%, respectively, over the comparable periods in the prior year. Included in the 1999 sales are $1,178 and $2,069, respectively, of sales relating to Carolinas/Georgia, Dallas/Ft. Worth and Houston territories which were reacquired in December 1997, July 1998 and February 1999, respectively. On a same territory basis, sales decreased $911 and $1,711 for the three and six-month periods ended March 31, 1999, respectively. Partially offsetting the decreased sales in New York, Boston and South Florida were higher sales volume in North Florida, Chicago, Indiana, Wisconsin, Phoenix, and San Francisco; steady growth in Georgia and the Carolinas; and the addition of the new territories in Texas.

         Cardmember discounts as a percentage of sales were 23.2% and 23.0% in the current three and six-month periods, respectively, compared to 22.2% and 22.3% in the prior year periods reflecting the continued growth in new membership and spending by the 25% fee membership category.

         Provision for rights-to-receive losses, which are included in cost of sales, amounted to $734 and $1,644 for the three and six-month periods ended March 31, 1999, respectively, compared to $1,152 and $1,912, respectively, in the prior year periods reflecting more favorable write-off and recovery trends. Processing fees based on transactions processed was 3.6% and 3.0% for the three-months ending March 31, 1999 and 1998, respectively, and 3.2% and 3.3% for the six-months ending March 31, 1999 and 1998, respectively.

         Membership and renewal fee income for the three and six-month periods ending March 31, 1999 were $1,980 and $3,730, respectively, compared to $1,792 and $3,822, respectively, for the comparable prior year periods. The increase in the current quarter over prior year reflects the Company's more recent focus of working with financial institution marketing partners to solicit fee paying members. However, the membership has not yet offset the attrition, year to date, in renewal members. As discussed further in card acquisition and promotional expenses, it is the Company's intention to significantly increase solicitation efforts over the remaining two fiscal quarters, and correspondingly, continue to increase the fee paying member base. Fee income is recognized over a twelve-month period beginning in the month the fee is received.

         Continuing franchise fee income decreased by $17 and $91 in the three and six-month periods ended March 31,1999, compared with the prior year primarily reflecting the repurchase of the formerly franchised territories.

         Commission income for the three and six-month periods ending March 31, 1999 were $31 and $71, respectively, compared to $119 and $213, respectively, for the comparable prior year periods. Commission income represents fees collected from third party marketing partners.

         Processing income comprises the sale or lease of point-of-sale terminals to merchants, principally restaurants, as well as income received for serving as the merchants' processor for all of their credit card transactions, net of interchange fees.

         Selling, general and administrative expenses for the three and six-months ended March 31, 1999 increased by $737 and $1,922 or 11.2% and 14.9%, respectively, compared with the prior year periods. As a percentage of gross dining usage, selling general and administrative expenses were 30.2% this quarter compared to 26.6% in the same quarter last year as a result of the lower sales volume and higher expenses. Component increases for the three and six months ending March 31, 1999, respectively, relates primarily to information technology (mainly Y2K programming) of $427 and $789, respectively, telephone charges of $89 and $157, and professional fees and the establishment of additional legal reserves of $123 and $1,394, respectively. Offsetting the increases for the six-months ending March 31, 1999 were decreases in printing and postage of $256, and salaries and benefits of $41.

         In the three and six-month periods ended March 31, 1999, cardmember acquisition expenses were $1,586 and $2,767, respectively, versus $1,246 and $2,295, respectively, in the prior year's comparable periods. Included in cardmember acquisition expenses was the amortization of previously capitalized advertising costs amounting to $866 and $1,409 in the fiscal 1999 periods versus $133 and $232 in the fiscal 1998 comparable periods. Costs capitalized in the 1999 periods were $805 and $2,607 versus $191 and $333 in 1998. The Company is implementing a strategy of aggressively marketing only fee-based memberships, and over the last six months, has tested a series of offers and rollouts with large marketing partners, principally financial institutions. The Company believes that on a going forward basis, the incremental cost of solicitation and promotion may be substantially offset by the initial fee income and that future renewal income may have a positive contribution towards profitablity. Additionally, the Company's experience is that cardmembers who pay a fee tend to spend at a higher rate. Over the next two fiscal quarters, the Company has scheduled solicitation mailings with marketing partners of approximately ten million pieces which could yield an increase in new membership ranging from 175,000 to 225,000 members, depending on the final response rate.

         The amended employment agreement and termination of the consulting agreement of the Chief Executive Officer resulted in a one-time $3,081 charge in the first quarter of 1998. Components included a lump-sum cash payment of $2,750, cancellation of indebtedness of $135, and health insurance for the remainder of his life (Note 4). The after-tax impact of the charge was approximately $1.9 million.

         Interest and other expense was $737 in the 1999 three-month period and $1,478 in the 1999 six-month period compared with $757 and $1,491, respectively, in the comparable 1998 periods attributable to the expiration of a $10 million line of credit.

         Net loss for the three and six months periods ended March 31, 1999 were $1,871 or 14 cents per share and $3,225 or 25 cents per share, respectively, compared with a net loss of $490 or 4 cents per share and a net loss of $2,595 or 24 cents per share, respectively, in the prior year comparable periods.

(b)      LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents amounted to $2,578 at March 31, 1999. The Company believes that cash on hand will be sufficient to fund the Company's normal cash requirements. While the Company expects to significantly increase its marketing expenditures over the remainder of the fiscal year, recent response rate results have indicated that the overall member acquisition cost can be substantially funded by the initial fee income. Furthermore, the Company believes that the rights to receive inventory levels in the existing markets, currently averaging over nine months on hand on an aggregate basis, are sufficient to absorb new member demand over the remainder of the year.

(c)      YEAR 2000 COMPUTER COMPLIANCE

         In 1998, the Company initiated a plan ("Plan") to identify, assess, and remediate "Year 2000" issues within each of its computer programs and certain equipment which contain micro-processors. The Plan is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and 2000, if a program or chip uses only two digits rather than four to define the applicable year. The Company has divided the Plan into six major phases: assessment, planning, validation, conversion, implementation and testing. After completing the assessment and planning phase in late last 1998, the Company hired an independent consulting firm to validate the Plan. All software development and installation effected during 1998 is currently in compliance. The Company is working with an outside vendor on the conversion, implementation and testing phases. Systems which have been determined not to be Year 2000 compliant are being either replaced or reprogrammed, and thereafter tested for Year 2000 compliance. The Plan anticipates that by June 1999 the conversion, implementation and testing phases will be completed. The original budget for the total cost of remediation (including replacement software and hardware) and testing, as set forth in the Plan, was $500. The Company expects aggregate spending on the Year 2000 remediation to be $700.

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

         The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's operations, liquidity or financial conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to various types of market risk, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates fn prices, such as interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company's total investment at March 31, 1999 and 1998 was $688 and $1,267, respectively, and consisted of equity securities.

                           PART II - OTHER INFORMATION

Items 1, 2, 3, and 5

Items 1, 2, 3, and 5 of Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 4

         Submission of matters to a vote of security holders
             (a)      Meeting

                      Annual meeting of stockholders was held on March 3, 1999

             (b)      Election of Directors

                      Proxies for the meeting were solicited pursuant to Regulation 14 under the Act and all nominees were elected.

             (c)      Matters voted upon


                      (i) The election of eight directors.

                          1.  F. Philip Handy

                              For                                    10,311,703
                              Withheld/Against                          470,894
                              Exceptions/Abstain                           --
                                                                     ----------
                                  Total Shares voted                 10,782,597
                              Broker no vote                          2,065,257
                              Total shares eligible to vote          12,847,854
                                                                     ==========


                          2.  Gene M. Henderson

                              For                                    10,311,366
                              Withheld/Against                          471,231
                              Exceptions/Abstain                           --
                                                                     ----------
                                  Total Shares voted                 10,782,597
                              Broker no vote                          2,065,257
                              Total shares eligible to vote          12,847,854
                                                                     ==========

                          3.  Jack Africk

                              For                                    10,310,691
                              Withheld/Against                          471,906
                              Exceptions/Abstain                           --
                                                                     ----------
                                  Total Shares voted                 10,782,597
                              Broker no vote                          2,065,257
                              Total shares eligible to vote          12,847,854
                                                                     ==========


                          4.  Melvin Chasen

                              For                                    10,309,953
                              Withheld/Against                          472,644
                              Exceptions/Abstain                           --
                                                                     ----------
                                  Total Shares voted                 10,782,597
                              Broker no vote                          2,065,257
                              Total shares eligible to vote          12,847,854
                                                                     ==========


                          5.  Rod F. Dammeyer

                              For                                    10,331,703
                              Withheld/Against                          470,894
                              Exceptions/Abstain                           --
                                                                     ----------
                                  Total Shares voted                 10,782,597
                              Broker no vote                          2,065,257
                              Total shares eligible to vote          12,847,854
                                                                     ==========


                          6.  Herbert M. Gardner

                              For                                    10,311,703
                              Withheld/Against                          470,894
                              Exceptions/Abstain                           --
                                                                     ----------
                                  Total Shares voted                 10,782,597
                              Broker no vote                          2,065,257
                              Total shares eligible to vote          12,847,854
                                                                     ==========


                          7.  George S. Wiedemann

                              For                                    10,311,703
                              Withheld/Against                          470,894
                              Exceptions/Abstain                           --
                                                                     ----------
                                  Total Shares voted                 10,782,597
                              Broker no vote                          2,065,257
                              Total shares eligible to vote          12,847,854
                                                                     ==========

                          8.  Lester Wunderman

                              For                                    10,310,691
                              Withheld/Against                          471,906
                              Exceptions/Abstain                           --
                                                                     ----------
                                  Total Shares voted                 10,782,597
                              Broker no vote                          2,065,257
                              Total shares eligible to vote          12,847,854
                                                                     ==========

              (d)    Settlement terms

                    None


Item 6


       Exhibits and reports on Form 8K

              (a)   Exhibits

                    27 Financial Data Schedule

              (b)   Reports on Form 8K

                        A Current Report on Form 8K dated April 1, 1999 was filed with the Securities and Exchange Commission regarding the Company entering into an Asset Purchase Agreement with SignatureCard, Inc. on March 17, 1999. Transmedia will purchase certain assets of SignatureCard related to a membership program operated under the Dining A La Card trade name and service mark. The consideration to include (i) cash, in an amount equal to the cash funded by SignatureCard for certain "qualified"rights-to-receive (currently estimated at $35.0 million), (ii) 400,000 shares of Common Stock, par value $.02 per share, of the Company and (iii) options to purchase an additional 400,000 shares of Common Stock of the Company at any time during the three-year period following the closing at an exercise price of $4.00 per share.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TRANSMEDIA NETWORK INC.
                                              (Registrant)

May 14, 1999                             /s/ STEPHEN E. LERCH
                                         ---------------------------
                                         Stephen E. Lerch
                                         Executive Vice President
                                         and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                  DESCRIPTION
-------                  -----------

  27                Financial Data Schedule