Form 10-Q
period 1999-06-30
TRANSMEDIA NETWORK INC /DE/
filed 1999-08-16
CIK 78536

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   JUNE 30, 1999

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

                                                               Yes [X]  No [ ]

The number of shares outstanding of the issuer's Common Stock, $.02 par value, as of August 1, 1999: 13,352,709

                                    I N D E X

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES

PART  I. FINANCIAL INFORMATION                             PAGE NO.
------------------------------

Item 1.           Financial Statements:

                  Consolidated Balance Sheets --             3
                  June 30, 1999 (unaudited)
                  and September 30, 1998 (audited)

                  Consolidated Statements of Income          4-5
                  And Comprehensive Income
                  Three and nine months ended June 30,
                  1999 and 1998 (unaudited)

                  Consolidated Statements of Cash Flows--    6-7
                  Nine months ended June 30,
                  1999 and 1998 (unaudited)

                  Notes to Unaudited Consolidated            8-12
                  Financial Statements

Item 2.           Management's Discussion and Analysis       13-15
                  of Financial Condition and Results of
                  Operations

Item 3.           Quantitative and Qualitative Disclosure
                  About Market Risk                          16

PART II. OTHER INFORMATION                                   16-17
--------------------------

SIGNATURE                                                    17

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      June 30, 1999 and September 30, 1998

                                 (in thousands)

                                  ASSETS                                            June 30,          *September 30,
                                                                                      1999               1998
                                                                                      ----               ----
                                                                                   (unaudited)

Current assets:
     Cash and cash equivalents                                                     $       3,226     $       4,632
     Restricted cash                                                                       2,811             3,518
     Accounts receivable, net                                                              2,554             2,061
     Rights-to-receive, net
        Unrestricted                                                                      46,880             7,909
        Securitized and owned by Trust                                                    35,508            34,438
     Prepaid expenses and other current assets                                             6,424             5,067
                                                                                         -------           -------
                   Total current assets                                                   97,403            57,625

Securities available for sale, at fair value                                                 896             1,267
Equipment held for sale or lease, net                                                        804               988
Property and equipment, net                                                                6,384             6,832
Other assets                                                                               1,636             1,142
Restricted deposits and investments                                                        2,070             1,980
Excess of cost over net assets acquired and other intangible assets                        4,901             4,591
                                                                                         -------           -------

                   Total assets                                                     $    114,094       $    74,425
                                                                                         =======            ======
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short term borrowing - bank                                                    $     29,000       $         -
     Short term borrowing - affiliate                                                     10,000                 -
     Accounts payable - rights-to-receive                                                  3,956             4,181
     Accounts payable - trade                                                              4,258             3,348
     Accrued expenses and other                                                            2,973             1,507
     Deferred membership fee income                                                        3,146             2,594
                                                                                         -------           -------
                   Total current liabilities                                              53,333            11,630

Secured non-recourse notes payable                                                        33,000            33,000
Other long-term liabilities                                                                2,041             2,061
                                                                                         -------           -------
                   Total liabilities                                                      88,374            46,691
                                                                                          ------            ------

Guaranteed value of put warrants                                                           1,471                -
Commitments                                                                                   -                 -

Stockholders' equity:
     Common stock                                                                            268               258
     Additional paid-in capital                                                           23,521            21,496
     Accumulated other comprehensive income                                                  382               612
     Retained earnings                                                                        78             5,368
                                                                                          ------           -------
                   Total stockholders' equity                                             24,249            27,734
                                                                                          ------            ------

                   Total liabilities and stockholders' equity                      $     114,094      $     74,425
                                                                                         =======            ======

See accompanying notes to unaudited consolidated financial statements.

* The balance sheet at September 30, 1998 is derived from the registrant's audited consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

            Three months and nine months ended June 30, 1999 and 1998
                                   (unaudited)
                     (in thousands, except income per share)

                                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                   ------------------                  -----------------
                                                                        JUNE 30,                           JUNE 30,
                                                                        --------                           --------
                                                                        1999            1998              1999            1998
                                                                        ----            ----              ----            ----
Operating revenue:
     Sales of rights-to-receive:
        Owned by Company                                            $ 2,102             1,656            7,042             3,289
        Owned by Trust                                               21,791            22,005           63,812            68,169
                                                                     ------            ------        ---------         ---------

             Gross dining sales                                      23,893            23,661           70,854            71,458

        Cost of sales                                                13,580            13,414           40,274            40,584
        Cardmember discounts                                          5,462             5,341           16,277            16,010
                                                                     ------            ------          -------           -------

     Net revenue from rights-to-receive                               4,851             4,906           14,303            14,864

     Membership and renewal fee income                                2,175             1,780            5,905             5,602
     Franchise fee income                                               279               312              797               921
     Commission income                                                   43               134              114               347
     Processing income                                                  331               424            1,085             1,163
                                                                    -------           -------        ---------         ---------

           Total operating revenues                                   7,679             7,556           22,204            22,897
                                                                     ------            ------          -------           -------

Operating expenses:

     Selling, general and administrative                              7,454             6,580           22,298            19,502
     Cardmember acquisition and promotion                             1,635             1,221            4,402             3,516
     Amended compensation agreements                                   -                 -                -                3,081
                                                                 ----------        ----------       ----------            ------

            Total operating expenses                                  9,089             7,801           26,700            26,099
                                                                     ------            ------          -------           -------

                   Operating loss                                    (1,410)             (245)          (4,496)           (3,202)

Other income (expense):

     Realized gain on sale of securities available
          for sale                                                     -                 -               1,119              -
     Interest and other income                                           80               182              301               444
     Interest expense and financing cost                               (735)             (746)          (2,213)           (2,237)
                                                                    --------          --------     ------------      ------------

                   Loss before income taxes                          (2,065)             (809)          (5,289)           (4,995)

Income tax benefit                                                     -                 (307)            -               (1,898)
                                                                    -------             ------         -------          ---------

                   Net loss                                         $(2,065)             (502)          (5,289)           (3,097)
                                                                    -------              -----          -------           -------

                                                                     (Continued)

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME, CONTINUED

                                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                   ------------------                  -----------------
                                                                        JUNE 30,                           JUNE 30,
                                                                        --------                           --------
                                                                        1999            1998              1999            1998
                                                                        ----            ----              ----            ----
                   Net loss                                          $ (2,065)            (502)        (5,289)            (3,097)
                                                                       -------            -----        -------            -------

Other comprehensive income:
        Unrealized gain on available-
                 for-sale securities                                      227             576              191              847
      Beginning unrealized gain for securities
               sold                                                        18            -                 558             -
      Tax effect of unrealized gain                                       (93)           (219)            (285)            (322)
                                                                          ----           -----            -----            -----

                   Comprehensive loss                       $          (1,913)           (145)          (4,825)            (2,572)
                                                                      ========          ======         ========            =======

Operating loss per common and common
               equivalent share:
        Basic and Diluted                                   $            (.11)           (.02)            (.35)              (.28)
                                                                        ======          ======           ======              =====

Net loss per common and common equivalent share:
        Basic and Diluted                                   $            (.16)           (.04)            (.41)              (.27)
                                                                         =====           =====            =====              =====

Weighted average number of common and common
   equivalent shares outstanding:
        Basic                                                           12,881         12,867           12,938             11,402
                                                                        ======         ======           ======             ======

        Diluted                                                         12,982         13,007           13,027             11,469
                                                                        ======         ======           ======             ======

See accompanying notes to unaudited consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Nine months ended June 30, 1999 and 1998
                  (Dollars in thousands, except per share data)

                                                                                      (UNAUDITED)
                                                                                       ---------
                                                                                 1999                  1998
                                                                                 ----                  ----
Cash flows from operating activities:
     Net loss                                                            $         (5,289)            (3,097)
     Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                            2,568              2,424
           Amortization of deferred financing cost                                    202                210
           Provision for rights-to-receive losses                                   2,480              2,808
           Gain on sale of securities available for sale                           (1,120)                 -
           Deferred income taxes                                                        -               (597)

           Changesin assets and liabilities, net of acquisition
                  of Dining a la Card:
               Accounts receivable                                                   (493)              (376)
               Rights-to-receive                                                   (1,963)            (6,041)
               Prepaid expenses and other current assets                           (2,933)              (349)
               Other assets                                                          (361)            (1,097)
               Accounts payable                                                       677                 72
               Income taxes receivable                                              1,238               (625)
               Accrued expenses                                                       284               (150)
               Deferred membership fee income                                         552               (968)
                                                                                  -------           ---------

                     Net cash used in operating activities                         (4,158)            (7,786)
                                                                                  --------           --------

Cash flows from investing activities:
     Acquisition of Dining a la Card                                              (36,453)                 -
     Additions to property and equipment                                           (1,478)            (1,517)
     Excess of cost over net assets acquired and
        intangible assets                                                            (536)                 -
     Proceeds from sale of securities available for sale                            1,120                  -
     Increase in restricted deposits and investments                                   86                  -
                                                                                  -------           --------

                     Net cash used in investing activities                        (37,261)            (1,517)
                                                                                  --------          ---------

Cash flows from financing activities:
     Proceeds from short term borrowings                                           39,000                  -
     Net proceeds from issuance of common stock                                         -              9,854
     Decrease/(increase) in restricted cash                                           707               (262)
     Conversion of warrants and options for
           common stock, net of tax benefits                                          306                 29
     Dividends paid                                                                     -               (202)
                                                                                 --------           ---------

                     Net cash provided by financing activities                     40,013              9,419
                                                                                ---------           --------

                                                                     (Continued)
                                       6

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED



                                                                                 1999               1998
                                                                                 ----               ----

                     Net decrease/(increase) in cash                      $        (1,406)               116

Cash and cash equivalents:

     Beginning of year                                                              4,632              7,223
                                                                                 --------            -------

     End of year                                                          $         3,226              7,339
                                                                                  =======            =======

Supplemental disclosures of cash flow information:

     Cash paid (received) during the period for:
        Interest                                                          $         1,641              1,741
                                                                                 ========           ========

        Income taxes                                                      $        (1,238)              (297)
                                                                                  ========          =========


Supplemental schedule of noncash and investing activities:
        Noncash investing and financing activities:

         The acquisition of the rights-to-receive and cancellation of the franchise of East American Trading Company, for 170,000 shares of common stock, was recorded during the first quarter of fiscal year 1998 as follows:

                  Fair value of assets acquired:
                           Rights-to-receive         $    267
                           Excess of cost over
                              net assets acquired         740
                                                     --------
                                    Equity              1,007
                                                     ========

         The acquisition of Dining a la Card for $35,000, 400,000 shares of common stock, with a put value of $8 per share, and options to purchase 400,000 shares of common stock, was recorded at the end of the third quarter as follows:

                  Fair value of assets acquired:
                           Rights-to-receive           40,782
                           Other assets                   231
                           Accrued expenses              (663)
                           Stock options outstanding     (697)
                           Guaranteed value of puts    (1,471)
                           Common stock issued         (1,729)
                                                       -------
                                    Cash paid           36,453
                                                       =======

See accompanying notes to unaudited consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

         The consolidated financial statements, as presented, are in summarized form, and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles, have been condensed or omitted. Complete disclosures for the year ended September 30, 1998 are presented in Transmedia Network Inc. and subsidiaries' (the "Company") Form 10-K filing which includes audited consolidated financial statements.

         Cost of sales is composed of the cost of rights-to-receive sold, provision for rights-to-receive losses and processing fees.

         Certain prior year amounts have been reclassified to conform to the current presentation.

(2)      ACQUISITION OF DINING A LA CARD

          On June 30, 1999, the Company concluded the acquisition from SignatureCard, Inc. ("SignatureCard"), a subsidiary of Montgomery Ward & Co., Incorporated, assets related to a membership discount dining program SignatureCard operated under the Dining A La Card trade name and service mark. The assets acquired included various intellectual property rights and computer software, membership and merchant data, rights-to-receive, and, most significantly, a registered card platform, among other things.

         The acquisition was accounted for under the purchase method and the results of operations of the acquired company were not included in the consolidated results of Transmedia Network Inc., as the effective date of acquisition was June 30, 1999, the end of this quarter. The purchase price of $40,783 has been allocated, in its entirety, to the rights to receive. As consideration for the assets, the Company (1) paid SignatureCard $35,000 in cash at closing, (2) issued to SignatureCard 400,000 shares of the Company's common stock and (3) issued to SignatureCard a three-year option to purchase an additional 400,000 shares of the Company's common stock at a price of $4.00 per share. The options, which are included in the cost of the acquired assets, were valued using the Black-Scholes model and assigned a value of $697. The shares issued were valued at $4.32 per share using an average price over the measurement period. Commencing December 31, 1999, SignatureCard, at any time prior to June 30, 2002, may require the Company to repurchase all or part of the 400,000 shares issued at the closing at a price of $8.00 per share. The guaranteed value of the puts recorded at June 30, 1999, is $1,471 and will be accreted over the period from the date of issuance to the earliest settlement date through periodic charges to retained earnings. In addition, during the two-year period following the closing, the Company has agreed to share with SignatureCard certain amounts recovered from rights to receive acquired, but not funded at closing.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

         In connection with the acquisition of Dining A La Card, the Company entered into a Services Collaboration Agreement with SignatureCard. Under this agreement, SignatureCard will continue to provide dining members from its airline frequent flyer partner programs and other marketing programs. It will also share, for 12.5 years, certain profits the Company derives from SignatureCard-generated members as well as a portion of the membership fee revenues generated from fee paying members acquired in this transaction or subsequently through SignatureCard's efforts.

         In connection with this acquisition, the Company paid a fee for transaction advisory services to Equity Group Investments LLC, an affiliate of the Company's largest stockholder ("EGI"), which is included in the cost of the acquired assets, of $386.

         To finance the acquisition, the Company obtained a $35 million senior secured revolving bridge loan facility from The Chase Manhattan Bank (from which $29 million was drawn down at closing) and a $10 million term loan from GAMI Investments, Inc., an affiliate of EGI (which was drawn down in full).

         The Chase facility permits us to borrow up to an aggregate principal amount equal to the lesser of (i) $35 million and (ii) the amount available under a borrowing base formula based on the amount of Dining A La Card receivables which meet certain eligibility criteria (which was $35 million at the closing). The facility is secured by liens on substantially all of the Company's assets (including those purchased pursuant to the acquisition), other than those subject to an existing securitization facility, as well as the stock of the three principal subsidiaries: Transmedia Restaurant Company Inc., Transmedia Service Company Inc., and TMNI International Incorporated. It is the Company's intention to use the remaining proceeds of the facility in connection with the ongoing Dining A La Card business.

         Amounts drawn down under the facility accrue interest, at the Company's election, at either (i) 0.25% plus the greater of (a) the prime rate publicly announced by Chase in effect in New York, New York and (b) the federal funds effective rate from time to time plus 1.5% or (ii) one month LIBOR plus 1.25%, and mature on December 30, 1999 or upon the earlier effectiveness of a securitization facility of the Dining A La Card rights-to-receive. The effective rate of interest at June 30, 1999 was 8.08%. Interest is payable monthly in arrears. Any amounts overdue under the facility accrue interest at the applicable rate plus 2%. The agreement contains customary events of default, as well a cross default to all other material indebtedness, including the Company's existing securitization facility and the GAMI loan. The Company intends to replace this bridge loan with a securitization facility of the Dining A La Card rights-to-receive arranged through Chase. In connection with this facility, the Company paid a $500 fee to Chase upon the closing and is required to pay a monthly unused line fee equal to 0.375% of the average unused amount.

         The GAMI loan in the amount of $10 million is unsecured and subordinated to the Chase facility. It binds Transmedia as well as its three principal subsidiaries as borrowers. Interest accrues on the principal amount outstanding at the prime rate (as announced from time to time by Chase) plus 4%, and is payable monthly in arrears. Overdue amounts bear interest at such prime rate plus 8%. The effective rate of interest at June 30, 1999 was 11.75%.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

         The terms of the GAMI agreement require the Company to conduct a rights offering of rights to purchase a new series of preferred stock to be offered to each existing stockholder of record on a pro rata basis. The proceeds of the rights offering will be used to repay all outstanding amounts under this loan.

         In connection with the rights offering, EGI, through its affiliate and the Company's largest stockholder, Samstock L.L.C., has agreed to act as a standby purchaser whereby, after exercising its initial rights and any additional subscription privileges, it will purchase any shares not otherwise subscribed for by other stockholders. The GAMI loan matures on December 30, 1999 or the earlier closing of such rights offering. The failure to meet certain requirements relating to the rights offering and the occurrence of an event of default under various agreements relating to the rights offering or under the Chase facility would constitute defaults under this facility, among other customary events.

         The terms of this loan required the Company to pay GAMI, at closing a cash fee of $500, which is reimbursable to the Company upon the consummation of the rights offering and the issuance to Samstock L.L.C. of warrants to purchase 1,000,000 shares of the Company's common stock in consideration of providing the loan and its obligation to act as a standby purchaser in connection with the rights offering. If the rights offering is not consummated or the warrants are not issued, the Company is required to pay GAMI an additional $500 fee.

(3)      EXISTING SECURITIZATION FACILITY WAIVER

         As of April 30, 1999, the Company's stockholder equity was $23,583, which was less than the $24 million minimum required under its existing securitization facility. This default has been waived through December 31, 1999, as long as the Company's stockholders' equity remains above $20 million. The waiver may terminate, however, (1) after October 31, 1999, if the rights offering to replace the GAMI bridge loan has not yet been commenced or if the Company continues to fail to comply with the stockholder equity requirements and, in each case, the rating of the notes under the securitization facility is withdrawn or reduced, and (2) at any time, if the indebtedness under the Chase or GAMI bridge loans are accelerated. The Company believes the rights offering will provide the additional equity needed to comply with the terms of the securitization facility. If the Company is unable to satisfy this requirement by December 31, 1999, or if the waiver is terminated, an early amortization event under the facility will be declared, and our financial condition would be materially adversely impacted. At June 30, 1999, the Company's stockholder equity was $24,249.

(4)      INVESTMENT BY EQUITY GROUP INVESTMENTS, INC.

         On March 4, 1998, the Company sold 2.5 million newly-issued common shares and non-transferable warrants to purchase an additional 1.2 million common shares for a total of $10,625 to affiliates of Equity Group Investments, Inc., a privately held investment company. Net proceeds from the investment amounted to $9,825 after transaction cost. The non-transferable warrants have a term of five years; one third of the warrants are exercisable at $6.00 per share, another third are exercisable at $7.00 per share and the final third are exercisable at $8.00 per share. As part of this strategic investment, Equity Group nominated and the stockholders elected two candidates to the Board of Directors who joined three of the Company's existing directors and two new independent directors

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(5)      AMENDED COMPENSATION AGREEMENTS

         On December 29, 1997, the Company and Melvin Chasen, the former Chairman of the Board, Chief Executive Officer and President, agreed to amend his employment agreement and to terminate his consulting agreement. As part of this agreement, Mr. Chasen agreed to a five year non-compete and confidentiality agreement with the Company and relinquished his right to receive $1 million in the event of the sale of a control block of stock, as described in Note 2 above. Pursuant to this agreement, the Company made a cash payment of $2.75 million to Mr. Chasen and recognized a one-time pre-tax charge of $3.1 million in the quarter ended December 31, 1997. Mr. Chasen continued to serve on the Board of Directors through June 4, 1999.

 (6)     PURCHASE OF FRANCHISES

         On December 4, 1997, in exchange for 170,000 shares of Transmedia Network common stock, the Company acquired all the rights-to-receive of East American Trading Company, its franchisee in the Carolinas and Georgia. As part of the agreement, the Company assumed operational control of the sales territories and terminated the franchise agreement. The fair value of the stock exchanged over the value of rights-to-receive was recorded as excess of cost over net assets acquired.

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

(7)      LITIGATION

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

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(8)      LOSS PER COMMON AND COMMON EQUIVALENT SHARE

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

(9)      DEFERRED INCOME TAXES

         The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates when recording transactions resulting from business operations, based on information currently available. One of the more significant estimates required of company management is the estimate of future taxable income used in the determination of the Company's deferred tax position at each balance sheet date. Based upon current management projections, management believes that it will return to profitability by the end of calendar year 1999 and that the future taxable income for the period through September 30, 2000, will be sufficient to make it more likely than not that the recorded deferred tax asset of $1.6 million will be realizable.

         As with any estimate, actual results may vary from such estimates and the effects of such variances may be material.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

(A) RESULTS OF OPERATIONS - COMPARISON OF THREE AND NINE MONTHS ENDED JUNE 30, 1999 AND 1998

         Sales of rights-to-receive for the three and nine-month periods ended June 30, 1999 were $23,893 and $70,854, which is comparable with sales for the same period in the prior year of $23,661 and $71,458, respectively. Included in the 1999 sales are $1,284 and $3,352, respectively, of sales relating to Carolinas/Georgia, Dallas/Ft. Worth and Houston territories that were reacquired in December 1997, July 1998 and February 1999, respectively. On a same territory basis, sales decreased $366 and $2,077 for the three and nine-month periods ended June 30, 1999, respectively. New York, Boston, Philadelphia and South Florida show decreased sales that were partially offset by higher sales volume in North Florida, Detroit, Chicago, Indiana, and Wisconsin. The acquired territories of Carolinas/Georgia, Dallas/Ft. Worth and Houston continue to show steady growth during 1999.

         Cardmember discounts as a percentage of gross dining sales were 22.9% and 23.0% in the current three and nine-month periods compared to 22.6% and 22.4% in the prior year periods reflecting the continued growth in new membership and spending by the 25% fee membership category.

         Provision for rights-to-receive losses, which are included in cost of sales, amounted to $836 and $2,480 for the three and nine-month periods ended June 30, 1999, compared to $896 and $2,808 in the prior year periods. Processing fees based on transactions processed increased to 3.68% and 3.20% as a percentage of gross dining sales for the three and nine-months ending June 30, 1999 from 3.07% for the same periods in the prior year reflecting increased rates from third-party processors.

         Membership and renewal fee income for the three and nine-month periods ending June 30, 1999 were $2,175 and $5,905, respectively, compared with 1,780 and 5,602 for the comparable prior year periods. This represents an increase over prior year periods of 22.2% and 5.4% reflecting the Company's more recent focus of working with financial institution marketing partners to solicit fee paying member. It is the Company's intention to continue to significantly increase solicitation efforts through the end of the calendar year, and correspondingly, continue to increase the fee paying member base. Fee income is recognized over a twelve-month period beginning in the month the fee is received.

         Continuing franchise fee income decreased by $33 and $124 in the three and nine-month periods ended June 30,1999, compared with the prior year primarily reflecting the repurchase of the formerly franchised territories.

         Processing income comprises the sale or lease of point-of-sale terminals to merchants, principally restaurants, as well as income received for serving as the merchants' processor for all of their credit card transactions, net of interchange fees.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Selling, general and administrative expenses for the three and nine-months ended June 30, 1999 increased by $874 and $2,796 or 13.3% and 14.3%, respectively, compared with the prior year periods. As a percentage of gross dining usage, selling general and administrative expenses were 31.2% this quarter compared to 27.8% in the same quarter last year. Significant component increases for the three and nine months ending June 30, 1999 were depreciation and amortization of $57 and $137, rent and other expenses of $97 and $102 associated with new sales office, salaries and benefits of $338 and $297, other expenses mainly Y2K programming and Dining A La Card integration programming of $113 and $706, and professional fees and the establishment of additional legal reserves of $164 and $1,558, respectively.

         In the three and nine-month periods ended June 30, 1999, cardmember acquisition expenses were $1,635 and $4,402 versus $1,221 and $3,516 in the prior year's comparable periods. Included in cardmember acquisition expenses was the amortization of previously capitalized advertising costs amounting to $927 and $2,336 in the fiscal 1999 periods versus $140 and $371 in the fiscal 1998 comparable periods. Costs capitalized in the 1999 periods were $770 and $3,377 versus $66 and $399 in 1998. The Company continues to implement its strategy of aggressively marketing only fee-based memberships, and the testing of series of offers and rollouts with large marketing partners, principally financial institutions. The Company believes that on a going forward basis, the incremental cost of solicitation and promotion will be substantially offset by the initial fee income and that future renewal income may have a positive contribution towards profitablity. The Company has sent solicitation mailings with marketing partners of approximately four million pieces during the three months ending June 30, 1999, and expects to mail an additional four million pieces in the next fiscal quarter. These mailings are expected to yield an increase in new membership ranging from 120,000 to 180,000 members, depending on the final response rate.

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

         Interest and other expense was $735 and $2,213 for the three and nine month periods ending June 30, 1999 which is comparable with the same periods for the previous year of $746 and $2,237, respectively.

         Net loss for the three and nine-months periods ended June 30, 1999 were $2,065 or 16 cents per share and $5,289 or 41 cents per share, compared with a net loss of $502 or 4 cents per share and $3,097 or 27 cents per share in the prior year comparable periods.

(B)      LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents amounted to $3,226 at June 30, 1999. The Company believes that cash on hand, plus cash generated from operations and available through the revolving bridge loans, as described below, will be sufficient to fund the Company's normal cash requirements for the 1999 fiscal year. In connection with the acquisition of Dining A La Card, the Company obtained a senior secured revolving bridge loan from the Chase Manhattan Bank (note 2). The loan permits the Company to borrow an amount equal to the lesser of (i) $35

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

         million and (ii) the amount available under a borrowing base formula based on the amount of Dining A La Card receivables which meet certain eligibility criteria. At June 30, 1999, the amount of the eligible receivables was $35 million and the amount drawn down by the Company was $29 million. The Company does not anticipate the borrowing base calculation of eligible rights to drop significantly below $35 million and has the capital to increase the base of receivables if it chose to do so.

         In addition, while the Company expects to significantly increase its marketing expenditures over the remainder of the fiscal year, recent response rate results have indicated that the overall member acquisition cost can be substantially funded by the initial fee income. Furthermore, the Company believes that the rights to receive inventory levels in the existing markets, currently averaging over nine months on hand on an aggregate basis, are sufficient to absorb new member demand over the remainder of the year. Restricted cash of $$2,811 is available for the funding of eligible rights to receive.

(C)      YEAR 2000 COMPUTER COMPLIANCE

         In 1998, the Company initiated a plan ("Plan") to identify, assess, and remediate "Year 2000" issues within each of its computer programs and certain equipment which contain micro-processors. The Plan addressed the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and 2000, if a program or chip uses only two digits rather than four to define the applicable year. The Company divided the Plan into six major phases: assessment, planning, validation, conversion, implementation and testing. After completing the assessment and planning phase in late last 1998, the Company hired an independent consulting firm to validate the Plan. All software development and installation effected during 1999 is currently in compliance. The Company worked with an outside vendor on the conversion, implementation and testing phases. Systems which were determined not to be Year 2000 compliant have been either replaced or reprogrammed, and thereafter tested for Year 2000 compliance. The Company believes that at June 30, 1999 the conversion, implementation and testing phases have been completed. The original budget for the total cost of remediation (including replacement software and hardware) and testing, as set forth in the Plan, was $500. The Company aggregate spending on the Year 2000 remediation at June 30, 1999, which has been expensed, was $542.

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

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to various types of market risk, including changes in interest rates. Market risk is the potential loss arising from adverse changes in the market rates and prices, such as interest rates. The Company does not enter into derivatives or other financial instruments for trading of speculative purposes. The Company's total investments at June 30, 1999 and 1998 was $896 and $2,834, respectively, and consisted of equity securities.

                           PART II - OTHER INFORMATION

Items 1, 2, 3, 4, and 5

Items 1, 2, 4, and 5 of Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 3

         Default upon senior securities

(a)      Material default in indebtedness of registrant

                           At April 30, 1999, the Company was not in compliance with a covenant relating to the secured non-recourse note payable, the "Trust". This covenant requires that the Company maintains a consolidated stockholders' equity of at least $24 million. The stockholders' equity of Transmedia and its consolidated subsidiaries as reflected in the unaudited internal consolidated financial statements at April 30, 1999 was $23,583. Non compliance of this covenant could result in an Optional Termination and Early Amortization Event under the terms of the Security Agreement. At June 30, 1999, the Company obtained a Waiver of the Early Amortization Event from all Noteholders of the Notes issued under the Indenture, so long as the stockholders' equity of Transmedia and its consolidated subsidiaries (as that term is used under GAAP) is at least equal to $20,000. This Waiver expires at the end of December 1999. At June 30, 1999, the stockholders' equity of Transmedia and its consolidated subsidiaries is $24,249.

Item 6

         Exhibits and reports on Form 8K

                  (a)      Exhibits

                           10.1 Asset Purchase Agreement, dated as of March 17, 1999, between Transmedia Network Inc. and SignatureCard, Inc., as amended by Amendment No. 1 thereto dated as of April 15, 1999 and Amendment No. 2 thereto dated as of May 31, 1999.

                            10.2 Option Agreement, dated as of June 30, 1999, between Transmedia Network Inc. and SignatureCard, Inc.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                            10.3 Services Collaboration Agreement, dated as of June 30, 1999, between Transmedia Network Inc. and SignatureCard, Inc.

                            10.4 Credit Agreement, dated as of June 30, 1999, between Transmedia Network Inc. and The Chase Manhattan Bank.

                            10.5 Security Agreement, dated as of June 30, 1999, between Transmedia Network Inc. and The Chase Manhattan Bank.

                            10.6 Pledge Agreement, dated as of June 30, 1999, between Transmedia Network Inc. and The Chase Manhattan Bank.

                            10.7 Credit Agreement, dated as of June 30, 1999, between GAMI Investments, Inc., Transmedia Network Inc., Transmedia Restaurant Company Inc., Transmedia Service Company Inc. and TMNI International Incorporated.

                            27     Financial Data Schedule.

                  (b)      Reports on Form 8K

                                    A Current Report on Form 8K dated July 14,
                                    1999 was filed with the Securities and
                                    Exchange Commission regarding the Company's closing of an Asset Purchase Agreement with SignatureCard, Inc. entered to on March 17, 1999. Transmedia purchased certain assets of SignatureCard related to a membership program operated under the Dining A La Card trade name and service mark. The consideration to include (i) cash, in an amount equal to the cash funded by SignatureCard for certain
                                    "qualified"rights-to-receive at $35.0
                                    million, (ii) 400,000 shares of Common
                                    Stock, par value $.02 per share, of the
                                    Company and (iii) options to purchase an additional 400,000 shares of Common Stock of the Company at any time during the three-year period following the closing at an exercise price of $4.00 per share.

                               S I G N A T U R E S

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TRANSMEDIA NETWORK INC.
                                             (Registrant)

August 13, 1999                         /S/STEPHEN E. LERCH
                                        ------------------------------------
                                                 Stephen E. Lerch
                                                 Executive Vice President
                                                 and Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT                   DESCRIPTION
-------                   -----------

  27        Financial Data Schedule