Form 10-K
period 1999-09-30
TRANSMEDIA NETWORK INC /DE/
filed 2000-01-06
CIK 78536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended SEPTEMBER 30, 1999

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number 1-13806

                             TRANSMEDIA NETWORK INC.
                             -----------------------
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                             84-6028875
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S Employer
 incorporation or organization)                              Identification No.)

                 11900 BISCAYNE BOULEVARD, MIAMI, FLORIDA 33181
                 ----------------------------------------------
               (Address of principal executive offices) (zip code)

                                  305-892-3300
                                  ------------
                         Registrant's telephone number,
                              including area code)

           Securities registered pursuant to Section 12(g) of the Act:

TITLE OF EACH CLASS                                        NAME OF EACH EXCHANGE
-------------------                                         ON WHICH REGISTERED
                                                           ---------------------
      None                                                           None

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.02 PER SHARE
                     --------------------------------------
                                (Title of Class)

                    PREFERRED STOCK, PAR VALUE $.10 PER SHARE
                    -----------------------------------------
                                (Title of Class)

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

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 6, 1999: $23,190,778

Number of shares outstanding of Registrant's Common Stock, as of December 6, 1999: 13,352,709.

DOCUMENTS INCORPORATED BY REFERENCE:

           None.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Transmedia Network Inc. and its subsidiaries (the "Company") own and market a charge card ("the Transmedia Card") offering savings to the Company's card members on dining as well as lodging, travel, retail catalogues and long distance telephone calls. The Company's primary business activity is to acquire, principally through cash advances and purchases, rights to receive food and beverage credits at full retail value from restaurants ("rights to receive"), which are then sold for cash to holders of the Transmedia Card. These rights to receive are primarily purchased by the Company for cash but may also be acquired in exchange for services.

         On June 30, 1999, the Company acquired from SignatureCard, Inc. ("SignatureCard"), a subsidiary of Montgomery Ward & Co., Incorporated, assets related to a membership discount program that SignatureCard operated under the Dining a la Card ("DALC") trade name and service mark. The assets acquired included various intellectual property rights and computer software, membership and merchant data, rights-to-receive, and most significantly, a registered card platform (the "Registered Card Program"), among other things. The Company simultaneously entered into a collaboration agreement with SignatureCard pursuant to which the Company obtains access to their sponsor relationships with the world's leading airlines. SignatureCard will receive a portion of the profits derived from members initially acquired from SignatureCard or subsequently generated through their efforts.

         The Registered Card Program complements the Company's existing proprietary Transmedia Card. In contrast to the Transmedia Card, which is a private label charge card linked electronically to a member's bank credit card of choice, registered card members can make discounted purchases with one of their existing major credit cards so that the discount is "blind" to both merchant and guests. This allows members to accumulate savings by using conventional charge cards, such as MasterCard, Visa, AMEX and Discover. The Company believes that the registered card concept has broader consumer and restaurant appeal due to its discrete nature and presently contemplates shifting the majority of its marketing efforts to this platform.

         Prior to the acquisition of DALC, the Company's areas of operation included Central and South Florida, the New York, Chicago and Los Angeles metropolitan areas, Boston and surrounding New England, Philadelphia, San Francisco, Detroit, Indianapolis, Milwaukee, Denver, Phoenix, North and South Carolina, Georgia, parts of Tennessee, Dallas/Ft Worth and Houston. Franchised areas include most of New Jersey, Washington, D.C., Maryland, Virginia, and parts of Texas. With the acquisition of Dining a la Card, the Company now has a presence in new areas such as St. Louis, Kansas City, San Diego, Memphis, Minneapolis, Seattle and other parts of Washington, and to a lesser degree, Cincinnati, Pittsburgh, Las Vegas, New Orleans, Portland, Salt Lake City, Tulsa, and Hawaii. Licensing arrangements for the Transmedia Card tradename and servicemark exist for the United Kingdom, Canada, and Europe, as well as the Asia-Pacific region and are presently being terminated.

         The Company, in the past, derived income from franchising and licensing the Transmedia Card tradename and servicemark and related proprietary rights and know-how, including rights to solicit restaurants, hotels, resorts and motels and acquire food, beverage and lodging credits, within and outside the United States. The Company also received revenue from licensing the Transmedia Card. The Company no longer grants new franchises and has reacquired most of the formerly franchised territories.

         CORPORATE STRUCTURE

         The Company commenced operations in 1984 and was reincorporated as a Delaware corporation in 1987. Currently, it has the following principal operating subsidiaries:

         Transmedia Restaurant Company Inc., which is responsible for obtaining and servicing restaurants and other service establishments such as hotels, resort destinations and retailers where the Transmedia Card and the Registered Card Program may be used.

         Transmedia Service Company Inc., which is responsible for (i) soliciting and servicing all members in the United States, (ii) providing support services to Transmedia Restaurant Company, and (iii) all domestic franchising of the Transmedia Card and related proprietary rights and know- how.

         TMNI International Incorporated, which licensed the Transmedia Card, service marks, proprietary software and know-how outside the United States.

         TNI Funding I, Inc., which was established as a special purpose corporation for purposes of the securitization of cash advances to merchants referred to as rights-to-receive.

         DESCRIPTION OF RIGHTS TO RECEIVE, PRIVATE LABEL CARD AND REGISTERED CARD PROGRAMS

         The Company's primary business is the acquisition of rights to receive from participating establishments which are then sold for cash to holders of the Transmedia Card (the "Private Label Program") or members of the Registered Card Program. "Rights to Receive" are rights to receive goods and services, principally food and beverages, which are acquired and purchased from participating restaurants, for an amount typically equal to approximately fifty percent (50%) of the food and beverage credits. Alternatively, the Company may acquire such Rights to Receive either by financing the merchant's purchase of other goods and services or providing advertising and media placement services to the participating establishments. Approximately ninety-five percent (95%) of Rights to Receive are purchased for cash. The Company typically purchases food and beverage credits that are anticipated to be utilized in a period of no more than six to nine months; however, it is not always possible for the Company to predict with accuracy the amount of time in which such credits will be consumed, due to seasonality or the opening of new market areas.

         The Transmedia Card, the Company's proprietary private label charge card, is selectively issued to applicants who are determined to be creditworthy by virtue of their having a current, valid MasterCard, Visa, Discover or American Express credit card. The Transmedia cardmembers have a choice of programs, including (i) a card which offers a 25% savings at participating establishments for which there is a $49 annual fee, (ii) a Turn Meals into Miles(R) program which offers mileage credits with participating airlines of 10 miles for each dollar spent on food and beverage at participating establishments for an annual fee of $9.95, and (iii) a no-fee Transmedia Card which affords them 20% savings at participating establishments. Each account may have more than one user and, accordingly, more than one cardmember. The Company's cardmember solicitation efforts over the last fiscal year have been, by design, focused on the fee paying cardmembers who, while more expensive to acquire, tend to use the card more frequently and spend more per dine. The Company also previously offered a silver and gold fee-based Transmedia Card program designed to supplement the existing dining only fee program and entitled the cardmember access to additional benefits and savings at either no-cost or a reduced fee depending upon the cardmembers' election. Renewal fees are $29.95 under the silver program and $49.95 under the gold program.

         When cardmembers present the Transmedia Card, they sign for the goods or services rendered, as well as for the taxes and tips, as they would with any other charge card. The Company, upon obtaining the receipt (directly or via electronic point of sale transmission) from the appropriate establishment, gives the establishment credit against Rights to Receive which are owned by the Company. The Company then (i) processes the receipt through the cardmember's electronically linked MasterCard, Visa, Discover or American Express card account, which remits to the Company the full amount of the bill, and (ii) either credits the cardmember's MasterCard, Visa, Discover or American Express account the appropriate discount or the cardmember's airline account the appropriate mileage. Taxes and tips are remitted back to the various establishments.

         At the present time, the Registered Card Program is primarily marketed through airline reward programs. Members enrolled in the program simply register a valid major credit card with Transmedia and then present their registered credit card while dining at a participating restaurant. On a daily basis, a complete detail of all registered credit card numbers is transmitted electronically to a central processor and aggregator of transactions. The aggregator also receives a complete detail of all merchants who are currently members of the Registered Card Program. Based on the Company's agreements with various processors throughout the country, the aggregator receives data for all the credit card transactions from participating merchants. These transactions are then matched to the current registered card file. These matched transactions are transmitted electronically back to the Company and qualified as to whether they are eligible for rebate. Qualified transactions are then used to provide member savings, as well as to invoice and collect from merchants.

         Savings are delivered to the members in the form of a direct credit on their statement, cash rebate or mileage credit program. The credit or cash rebate provides members with either a monthly check or credit equivalent to 20% of their total spend with participating merchants. Alternatively, members can elect to receive rebates in the form of frequent flyer miles with major airlines, such as United, American, TWA, US Airways, Continental, British Airways, Northwest and Delta Airlines.

DOMESTIC FRANCHISING

From 1990 to 1994, the Company franchised the Transmedia Card (then known as The Restaurant Card) and related proprietary rights and know-how, including rights to solicit restaurants and acquire Rights to Receive, in the United States, as part of an expansion strategy to develop a national presence. In recent years, however, the Company has adopted a strategy of systematically reacquiring the franchise territories. At September 30, 1999, the Company's remaining franchises were in the following territories: a large part of New Jersey, the Washington, D.C./Baltimore, Maryland region, southern Virginia, and parts of Texas. The Company has also granted an option to acquire a franchise for the State of Hawaii.

From January 1997 through December 1999, the Company reacquired the former franchise territories of California, Nevada, Oregon and Washington, Carolinas, Georgia and eastern Tennessee and Dallas/Forth Worth, Houston, San Antonio and Austin. The Company now conducts the operations in all of these reacquired territories directly. The remaining franchises operate under a ten year franchise agreement that is renewable for an additional ten-year term for all locations. Each agreement provides that the Company will assist the franchisee with marketing, advertising, training and other administrative support and licenses the franchisee to use the Company's trademarks in connection with the solicitation of new cardmembers (which is not restricted to the franchisee's territory) and the purchase of Rights to Receive from restaurants in the territory granted to the franchisee. The franchisee is responsible for, among other things, soliciting cardmembers and participating establishments, purchasing Rights to Receive from participating establishments in its territory, and maintaining adequate insurance. In addition to the initial consideration for the grant of the franchise, the franchisee pays to the Company the following continuing fees during the term of the franchise agreement: (i) 7 1/2% of the total meal credits used within the franchisee's territory; (ii) 2 1/2% of the total meal credits sold within the franchisee's territory into the Company's advertising and development fund; (iii) a processing fee of $.20 per sales transaction from the franchisee's territory; and (iv) a monthly service charge of $1.00 per participating establishment in the franchisee's territory.

After completing the DALC acquisition, the Company established separate representation agreements with the remaining franchises for those restaurants participating in the Registered Card Program in the respective franchise territory.

LICENSING

In November 1995, the Company entered into a license arrangement under which a licensee was authorized to solicit Rights to Receive from various types of resorts, hotels and other entities. The territory covered by the license agreement was the continental United States, excluding the State of Minnesota. The term of this arrangement was ten years, with a potential renewal period of ten years and under this arrangement, the Company compensated the licensee through a commission. In December 1996, the Company terminated the license agreement. (See Item 3).

In 1993, the Company, through its subsidiary, TMNI International Incorporated, granted an exclusive, perpetual license to Transmedia Europe, Inc. to establish the Company's business in Europe, Turkey and the countries that formerly comprised the Union of Soviet Socialist Republics. In 1994, the Company granted an exclusive perpetual license to Transmedia Asia Pacific Inc. to establish the Company's business in Australia, New Zealand and the Asia-Pacific region (such region covering approximately 16 major countries and areas including, among others, Japan, Hong Kong, Taiwan, Korea, the Philippines and India). The licensee also took an option to purchase a franchise for the State of Hawaii.

Both licenses are governed by a Master License Agreement which provides that, among other things, (i) the licensees have the right to sublicense the rights granted under the Master License Agreement to others within the territory, provided that each such sublicense is approved by the Company, (ii) the Company will assist the licensees with training relating to sales, administration, technical and operations of the business, and (iii) the licensees are solely responsible for developing its own market, paying its own expenses for advertising and soliciting cardmembers and participating establishments in its territory. In consideration for the licenses, the Company was paid initial fees aggregating $2,375,000, received an equity interest in the licensee and the right to receive royalties on gross dining volumes. In December 1996, Transmedia Europe Inc. amended the sublicense it had granted for France and expanded the sublicensee's territory to include Belgium and Luxembourg, Italy, Spain and Switzerland (other than the German speaking area).

In December 1996, the Company entered into an agreement with Transmedia Europe, Inc. and Transmedia Asia Pacific Inc. amending both of the licenses, among other things, to permit the companies to be reorganized under one entity and to allow them to acquire and operate worldwide the business of Countdown plc., which conducts a discount savings program in Europe and, to a lesser extent, in the United States. Upon closing of the Countdown acquisition, the Company received $250,000 in cash and a $500,000 note bearing interest at 10%, which was payable on April 1, 1998. At September 30, 1999, the licensee had not yet made payments on the note. Given the uncertainty regarding resolution of this matter, the Company has provided a reserve for the face value of the note and related accrued interest. The Company is in negotiations with its licensee to reacquire the licenses for Transmedia Europe and Asia-Pacific, Inc.

With the acquisition of DALC, the Company established a reciprocity relationship with CardPlus Japan.

AREAS OF OPERATION

The Company's areas of operation include Central and South Florida, New York, Chicago and Los Angeles metropolitan areas, Boston and surrounding New England, Philadelphia, San Francisco, Detroit, Indianapolis, Milwaukee, Denver, Phoenix, North and South Carolina, Georgia, parts of Tennessee, Dallas/Forth Worth and Houston. Franchised areas include most of New Jersey, Washington, D.C., Maryland, Virginia and parts of Texas. With the acquisition of Dining a la Card, the Company now has a presence in new areas such as St. Louis, Kansas City, San Diego, Memphis, Minneapolis, Seattle and other parts of Washington, and to a lesser degree, Cincinnati, Pittsburgh, Las Vegas, New Orleans, Portland, Salt Lake City, Tulsa, and Hawaii.

Licensing arrangements continue to exist for the United Kingdom, Canada, and Europe, as well as the Asia-Pacific region.

PARTICIPATING MERCHANTS AND MEMBERS

As of September 30, 1999, the most recent quarterly directories published by the Company, listed 6,400 merchants available to Transmedia cardmembers. As of that date, the Transmedia Card was held by approximately 1,000,000 members, comprised of 690,000 accounts with an average of 1.45 members per account. Separate quarterly directories distributed to members of the Registered Card Program listed 4,180 merchants available to 1,700,000 members of this program. Of these members, 663,000 were non-airline members. The Company has a combined merchant base of 9,500 separate restaurants after eliminating duplicate program participants. The following table sets forth (i) the number of restaurants listed in directories published by the Company and (ii) the number of members, as of the fiscal years ended September 30, 1995 through 1999:

                                  1999           1998            1997            1996            1995
                             -------------------------------------------------------------------------------
Restaurants:
------------------------------------------------------------------------------------------------------------
  Private label                     6,400           7,300            7,100        7,000           5,300
------------------------------------------------------------------------------------------------------------
  Registered card                   4,180              --               --           --              --
------------------------------------------------------------------------------------------------------------
        Total, net                  9,500           7,300            7,100        7,000           5,300
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Members:
------------------------------------------------------------------------------------------------------------
   Private label                1,000,000       1,200,000        1,300,000       900,000        600,000
------------------------------------------------------------------------------------------------------------
  Registered Card               1,700,000              --               --            --             --

The majority of all restaurants listed in the directories published by the Company renew their contracts with the Company after the initial amount of Rights to Receive is expended. At the second renewal, the Company retains approximately eighty (80%) of those restaurants continuing in business. After the second renewal, however, attrition tends to increase because the restaurants, with the Company's help, have either become successful and no longer require the Company's financial and marketing resources, the Company chooses not to renew the restaurant, or the restaurant has gone out of business. Offsetting this decrease are new restaurants that choose to participate as old ones go out of business, and restaurants that were formerly on the program that often re-sign as they further expand and/or desire the program's benefits again. This provides the Company with a continuous flow of new restaurant prospects. The Company believes that in no area where the Company operates is it close to restaurant or member saturation. The increase in membership is mainly due to the addition of 1,700,000 members with the acquisition of DALC. This increase is offset by a reduction of 200,000 members participating in the Transmedia program from 1,200,000 at September 30, 1998 to 1,000,000 at September 30, 1999. The
reduction in the Transmedia Card members is a result of the Company's strategy of forcing attrition in the inactive no-fee members and focusing on marketing only the fee-based membership. For fiscal 1999, fee-paying members have a net increase of 50,000 members while the no-fee members have a net decrease of 250,000 members. New fee paying members acquired in 1999 amounted to 95,000, while new no-fee members added were approximately 90,000.

MARKETING

The Company markets the Transmedia Card through the use of advertising, direct mail and through promotion with co-marketing partners such as banks and affinity groups. Additionally, the Company periodically develops promotions such as frequent dining rewards or additional seasonal discounts to help stimulate utilization by existing cardmembers.

Towards the latter part of fiscal 1998, the Company shifted its cardmember acquisition strategy to focus predominantly on the solicitation of fee paying consumers, offering a 25% discount, private label charge card program. The no-fee, lower discount offer is now used only in large volume campaigns that have demonstrated good spending patterns in the past. The Company continues to implement its strategy of marketing primarily fee-based memberships with large marketing partners, principally financial institutions. While recently adopted consumer credit regulations have caused us to alter certain solicitation techniques that produced favorable response rates, the Company is currently testing a series of offers and rollouts and other alternatives such as "earn your fee" through rebates. The various solicitation methods are determined to be successful when the incremental cost of solicitation and promotion is substantially offset by the initial fee income and where future renewal income may have a positive contribution towards profitability. The Company has sent solicitation mailings with marketing partners of approximately 6.5 million pieces during the year ended September 30, 1999.

The registered card member base acquired in the DALC transaction is heavily skewed towards airline programs, which enjoy higher renewal rates because the product is both free and in a desirable currency, i.e. frequent flier miles. The increased use of airline programs as a primary source for registered card members has resulted from the dining program's attractiveness to the airlines because of the enhanced value of the frequent flyer membership and the opportunity to sell miles in advance. From the Company's perspective, the business and vacation traveler is an excellent demographic segment and the cost of acquisition is low.

There are formal guidelines for the enrollment of registered card members. For the airline members, SignatureCard had established marketing alliances with United Airlines, American Airlines, British Airways, Northwest Airlines, Delta Airlines, Continental Airlines, Trans World Airlines, and US Airways. Under the terms of the DALC acquisition and Service Collaboration Agreement, SignatureCard consented to delegate their duties with respect to dining under the various airline agreements. It is through SignatureCard's sponsor relationship with the airlines that the Company is able to enroll airline members through a variety of methods that often depend on whether the frequent flyer has a relationship with the airlines affinity partners, particularly card issuers such as Citibank, First Card, American Express and Bank of America. The earn miles by dining program is considered advantageous to both the airline carriers and the Company. The airlines benefit because the dining program enhances loyalty among their frequent flyer members and also allows them to sell miles, in advance, similar to a prepaid ticket. The arrangement is attractive to the Company because (1) mileage is purchased on an as needed basis which improves cash flow, (2) by offering airline members 10 miles for each dollar spent at participating merchants, the cost of the 20% rebate discount is effectively reduced if airline miles are elected, and (3) there is no charge by the airline for adding new members. SignatureCard benefits through a profit sharing agreement provided for in the Service Collaboration Agreement with the Company based on revenue generated from members acquired either in the acquisition or subsequently through SignatureCard's efforts. There were no amounts payable under this agreement at September 30, 1999.

EMPLOYEES

As of September 30, 1999, the Company employed 211 persons, including 26 former SignatureCard employees. The Company had initially employed forty-eight of the former employees for a planned period of transition estimated through March 2000. With the completion of the integration of the registered card operation in November 1999, five of those employees remained in the Chicago offices of whom only one will be permanent. Additionally, the Company has added twelve new employees in its corporate headquarters for information technology, contract administration and the call center. The Company believes that its relationships with its employees are good.

COMPETITION

The discount dining business remains competitive and the Company competes for both members and participating merchants, such as restaurants, hotels and other applicable service establishments. The Company also anticipates growing competition from various e-commerce ventures. Competitors include discount programs offered by major credit card companies, other companies that offer different kinds of discount marketing programs and numerous small companies which offer services which may compete with the services offered or to be offered by the Company. Certain of the Company's competitors may have substantially greater financial resources and expend considerably larger sums than does the Company for new product development and marketing. Further, the Company must compete with many larger and better-established companies for the hiring and retaining of qualified marketing personnel. The Company believes that the unique features of its programs: the Private Label Card can be used by members at participating establishments with very few restrictions; the programs provide substantial savings without the need for a member to present discount coupons when paying for a meal; and participating establishments are provided with cash in advance of customer charges -- contribute to the Company's competitiveness and allow the Company to offer better value and service to its members and merchants. The Company has also initiated the development of a broader e-commerce strategy, focused on the "dining space" in which it already maintains a dominant position, that it plans to roll out in fiscal year 2000.

ITEM 2.  PROPERTIES

The Company's present executive office consists of 14,546 square feet, located in Miami, Florida, which the Company occupies pursuant to two lease agreements expiring on February 28, 2002. Both leases provide for a total annual base rental of $294,750. The lease for the executive offices is currently being renegotiated to allow for expansion of an additional 4,944 square feet. The lease cost is expected to be approximately $357,345 per annum with a term of two years and two, two-year renewal periods. The Company's Miami office also houses both the Company's member and merchant service center. The Company leases 5,710 square feet of office space in New York City. The lease, which expires on June 30, 2001, provides for minimum annual rentals of $199,850. In addition, the Company has a five-year office lease in Philadelphia, Pennsylvania for approximately 1,641 square feet, which commenced October 1, 1998. The lease provides for a base annual rent of $27,897 in the first three years and $29,128 for the following two years. In Boston, Massachusetts, the Company has a sixty-four month lease with an option for a three-year renewal, for approximately 1,500 square feet, which commenced May 1, 1995. The lease provides for base annual rentals of $31,418. In Chicago, the Company has a six-year office lease for approximately 1,876 square feet, which commenced August 1, 1998. The lease provides for an initial annual lease rental of $45,024, increasing by approximately 2% each year thereafter. In North Carolina, the Company has a two-year lease, with an option for an additional year, for approximately 3,000 square feet for an annual rental of $36,000, which commenced March 1, 1999. In Detroit, the Company leases an executive office for a twelve-month period that began on April 1, 1999 for a total rental of $15,000. In Tampa, the Company leases an executive office for a twelve-month period that began on July 1, 1999 for a total rental of $9,681. In Phoenix, the Company leases an executive office for a twelve-month period that began on February 1, 1999 for a total rental of $6,336. In Denver, the Company leases an executive office on a month to month basis that began on June 1, 1999 for a monthly rental of $1,400. In Atlanta, the Company leases an executive office for a six-month period that began on July 1, 1999 for a total rental of $6,990. In Dallas, the Company leases an executive office for a five-year period that commenced November 1, 1998. The lease provides for base annual rentals of $25,745. In San Francisco, the Company has a five-year lease that commenced on May 15, 1998 for an initial annual lease rental of $40,128 increasing by approximately 5% each year thereafter. In Los Angeles, the Company has a thirty-seven month lease that commenced on February 1, 1998 for a base annual rental of $46,953.

ITEM 3.  LEGAL PROCEEDINGS

In December 1996, the Company terminated its license agreement with Sports & Leisure Inc. ("S&L"). In February 1997, S&L commenced an action against the Company in the 11th Judicial Circuit, Dade County, Florida, alleging that the Company improperly terminated the S&L license agreement and seeking money damages. In the quarter ended December 31, 1998, a reserve of $1,000,000 was established and recorded in selling, general and administrative expenses to cover management's best estimate at the time of the potential cost and expenses of this litigation and other legal matters.

The Company, in order to avoid prolonged litigation, settled the outstanding lawsuit with its former licensee in November of 1999. Under the terms of the settlement S&L. will receive $2,100,000 in cash and 280,000 shares of common stock for a total of $2,835,000. Based on the fair value of the common stock included in the settlement and net of reserve amounts previously provided by the Company, a charge of $1,835,000 has been recognized in the fourth quarter ended September 30, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 1999, no matters were submitted to a vote of the security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                     POSITION                                        AGE
----                     --------                                        ---

Gene M. Henderson        Director, President and Chief Executive         52
                         Officer
Stephen E. Lerch         Executive Vice President and                    45
                         Chief Financial Officer
James M. Callaghan       Vice President; President of Transmedia         60
                         Restaurant Company Inc.
Christine Donohoo        Vice President, President of                    49
                         Transmedia Service Company Inc.
Paul A. Ficalora         Executive Vice President                        48
                         of Transmedia Restaurant
                         Company Inc.
Gregory Borges           Treasurer                                       63
Kathryn Ferara           Secretary and Vice President of Operations      43

Mr. Henderson was appointed as President and Chief Executive Officer of the Company in October 1998. Previously, Mr. Henderson was President and Chief Executive Officer of DIMAC

Marketing, a full service direct marketing company based in St. Louis. Prior to that, Mr. Henderson was Chief Operating Officer of Epsilon, an operating unit of American Express.

Mr. Callaghan was elected Vice President of the Company and President of Transmedia Restaurant Company Inc., a subsidiary, in 1994. He was also a director of the Company from 1991 to 1998. Mr. Callaghan joined the Company in 1989 and served as its Executive Vice President, Vice President, Sales and Marketing and Treasurer.

Christine Donohoo joined the Company in January 1999, as Vice President and President of Transmedia Service Company Inc. Mrs. Donohoo was formerly Senior Vice President of Credit Card Marketing for Nationsbank (now Bank of America).

Mr. Lerch was elected Executive Vice President and Chief Financial Officer of the Company, as well as Vice President of TMNI International Incorporated, Transmedia Restaurant Company Inc. and Transmedia Service Company Inc, subsidiaries, in 1997. Previously, Mr. Lerch was a Partner at Coopers and Lybrand LLP (now PriceWaterhouse Coopers), where he worked from 1978 to 1997.

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

Mrs. Ferara was elected Secretary of the Company in 1992. She joined the Company in 1989 as Office Manager and Assistant Secretary.

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange under the symbol "TMN". The following table sets forth the high and low sale prices for the common stock for each fiscal quarter ended from December 31, 1997 as reported on the New York Stock Exchange, as well as the dividends paid during each such fiscal quarter.

The payment of dividends, if any, in the future, will depend upon, among other things, the Company's earnings and financial requirements, as well as general business conditions.

 QUARTER ENDED               LOW               HIGH           DIVIDEND PAID
 -------------               ---               ----           -------------
December 31, 1997           $3.813            $ 6.313             $0.02
March 31, 1998               5.000              6.686                --
June 30, 1998                5.438              8.313                --
September 30, 1998           3.188              6.188                --
December 31, 1998            1.938              4.625                --
March 31, 1999               2.375              5.125                --
June 30, 1999                3.000              4.188                --
September 30, 1999           2.688              4.375                --

The aggregate number of holders of record of the Company's Common Stock on December 6, 1999 was approximately 406.

On August 5, 1999, the New York Stock Exchange notified the Company of the pending adoption of amendments to its continued listing criteria and of the Company's noncompliance with the new standards. In accordance with the requirements of the notification, the Company submitted to the Exchange its plan to come into compliance with the new criteria. On September 16, 1999, the Company was advised by the Exchange that its plan had been accepted and that it will continue to be listed on the Exchange. The Company's performance relative to the plan of compliance is subject to monitoring by the Exchange over the next six fiscal quarters. The rights offering that closed on November 9, 1999 and resulted in the issuance of $10 million in Series A preferred stock was intended, in part, to position the Company to come into compliance with these standards. The Company commenced trading of its Series A preferred stock on the Exchange on that date under the symbol TMN PrA.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                      YEAR ENDED SEPTEMBER 30,
                                                                      ------------------------
                                                                  (THOUSANDS EXCEPT PER SHARE DATA)
                                                                  ---------------------------------
                                           1999            1998            1997            1996           1995
                                           ----            ----            ----            ----           ----
STATEMENTS OF OPERATIONS DATA:
Registered card sales                   $  25,942              --              --              --             --
Private label sales                        94,530       $  95,549       $ 101,301       $  90,076      $  78,632

Total dining sales                        120,472          95,549         101,301          90,076         78,632

Net revenues from rights-to-receive        23,882          19,659          21,232          19,504         15,769

Membership and renewal fee income           8,281           7,321           7,251           6,646          4,081
Franchise fee income                        1,073           1,249           1,438           1,839          1,881
Other income                                1,552           1,912           1,023             497            423

Total operating revenues                   34,788          30,141          30,944          28,486         22,154

Total operating expenses                   40,782          37,606          30,246          23,729         15,809

Operating income (loss)                    (5,994)         (7,465)            698           4,757          6,345

Income (loss) before taxes                 (8,398)        (10,436)           (684)          4,107          6,879

Net income (loss)                       $ (10,398)      $  (7,836)      $    (424)      $   2,546      $   4,196
                                        =========       =========       =========       =========      =========

Operating income (loss) per share
          Basic and diluted                  (.46)           (.63)            .07             .46            .64

Net income (loss) per share
          Basic                              (.80)           (.67)           (.04)            .25            .42
          Diluted                            (.79)           (.66)           (.04)            .25            .42

Weighted average number of common
and common equivalent shares
outstanding:
          Basic                            13,043          11,773          10,166              --             --
          Diluted                          13,157          11,825          10,180              --             --
          Primary                              --              --              --          10,299         10,112
          Fully diluted                        --              --              --          10,299         10,112

BALANCE SHEET DATA:
Total assets                              119,710          74,425          72,685          54,514         38,383

Long-term debt:
          Recourse                             --              --              --          15,000          2,000
          Non-recourse                     43,000          33,000          33,000              --             --

Stockholders' equity                       18,113          27,734          25,304          25,753         24,191
Debt to total assets                           36%             44%             45%             28%             5%
Earnings to fixed charges                    -109%           -245%             73%            582%         1,774%
Cash dividends per common share              0.00            0.02            0.02            0.04           0.04

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

RESULTS OF OPERATIONS (1999 VERSUS 1998)

Gross dining sales for the fiscal year ended September 30, 1999 increased 26.1% to $120,472 as compared to $95,549 for the year ended September 30, 1998, primarily reflecting the registered card dining sales associated with the acquisition of Dining a la Card (DALC). Sales for the registered card program from June 30, 1999, the date of acquisition, through September 30, 1999 were $25,942. Actual sales for the Transmedia private label program decreased 1.1% to $94,530 compared to $95,549 for the year ended September 30, 1998. The Company continues to experience a decline in private label sales in its largest and most established market of New York. Sales for New York decreased 8.6% to $38,211 as compared to $41,788 for the year ended September 30, 1998. Other noticeable declines occurred in Boston and Philadelphia that decreased 16% and 9%, respectively. During 1999, Transmedia's private label program experienced a higher average monthly spend per cardmember and a higher overall utilization by the cardmember base. However, part of this increased utilization is a function of a forced reduction in inactive cardmembers and a corresponding lower member base in the denominator. The overall private label cardmember base has been reduced when compared to the prior year, and the average number of monthly active accounts decreased from 112 thousand in 1998 to 107 thousand in 1999. Offsetting the sales territories showing decreases were continued higher sales volumes in Chicago, Indiana, Wisconsin, Denver, and Phoenix. Additionally, sales for the reacquired franchise territories of Carolinas, Georgia and Dallas/Ft. Worth (which were reacquired in 1998), and the more recently reacquired Houston territory amounted to approximately $4,610 for the year ended September 30, 1999, compared to $1,474 in 1998.

Private-label cardmember accounts decreased 16.9% to 690,000 for the year and total cardmembers at September 30, 1999 were approximately 1,000,000 or 1.45 cardmembers per account. The net decrease in accounts in fiscal 1999 is primarily due to the Company's continued policy of proactively eliminating inactive no-fee accounts while marketing extensively the fee-paying membership that tends to have higher activity.

Registered card membership at September 30, 1999 was approximately 1,700,000. Of these members, 663,000 were non-airline members. Airline members, which accounted for approximately 61% of total membership and approximately 68% of sales, do not pay membership fees and typically receive rebates in the form of frequent flyer mileage.

The total merchants available to members of the private label and registered card programs were 6,400 and 4,180 at September 30, 1999, respectively. Of the 6,400 merchants available to the members of the private label program, 5,800 are merchants in Company-owned sales territories. There are no franchise territories associated with the registered card program. Due to duplication of merchants in both programs, the total Company-owned merchants listed in both directories at September 30, 1999, were approximately 9,500.

At September 30, 1999, the average Rights to Receive balance per participating Company merchant in the private label program was $6.9 versus $7.7 at September 30, 1998. With the inclusion of the registered card program, the combined average Rights to Receive balance per participating Company merchant was $8.0 at September 30, 1999. Rights-to-Receive turnover for the private label program for fiscal 1999 was 1.2, or 10.0 months on hand, compared to 1.2, or 9.9 months on hand, in the prior year. With the inclusion of the DALC portfolio, the Rights to Receive turnover for the combined portfolio is 1.2 or 9.8 months on hand. The Company is presently negotiating a single financing facility intended to securitize the rights to receive in both programs. By having both a private label and a registered card program to offer restaurants, and consolidating the programs into a single securitized debt facility, the Company believes that it can optimize its asset allocation efficiency, more effectively manage credit risk and bring the overall months of Rights to Receive on hand, presently at just between nine and ten months, down to a more acceptable level of six to seven months.

Cost of sales increased to 58.2% of gross dining sales from 57.0% a year earlier. The increase in cost of sales is directly related to the addition of the DALC registered card portfolio which was traditionally offered to merchants at an advance rate less than the customary Transmedia private label rate of 2:1 and therefore results in a somewhat higher cost of sales than the private label portfolio. Since the acquisition, however, all new restaurants signed on under the registered card program, as well as the majority of those renewed, have been converted to the 2:1 proposition. While this initially results in a somewhat slower inventory turn, the individual dining transactions are more profitable due to the corresponding reduction in the cost of the Rights to Receive consumed. The provision for Rights-to-Receive losses on the private label program, which are included in cost of sales, decreased to $3,308 or 3.5% of gross sales in 1999, compared to $3,822 or 4.0% in the prior year period. The provision for losses recorded for the registered card program amounted to $780 or 3% of gross sales in 1999. Processing fees based on transactions processed remained constant as a percentage of private label gross dining sales at 3.2% for 1999 and 1998.

Member discounts as a percentage of sales decreased slightly from 22.4% in 1998 to 22.0% in 1999. While the effective rate of discount on private label sales increased from 22.4% to 22.9%, reflecting more usage by fee-paying, 25% discount members, the overall decrease is a result of the inclusion of the registered card portfolio during the last quarter of 1999. The majority of the registered card members are enrolled in the airline program and earn 10 miles for each dollar spent at participating merchants. The Company purchases airline mileage from the airlines on an as needed basis at a contractual rate that allows the Company to effectively reduce the cost of the member rebate in the airline program to less than that of the 20% cash rebates.

Membership and renewal fee income increased to $8,281, of which $3,387 was initial fee income in 1999, compared to $7,321, of which $701 was initial fee income in 1998. The increased initial fee income is reflective of the Company's continued marketing of the 25% savings fee card with the private label program. Renewal fee income relating to the registered card program was $53. The Company's strategy is to continue to enroll members of the airline mileage programs for which there is very little acquisition cost and the rebate percentage tends to be lower and also to commence marketing a fee-based registered card. Marketing of the private label fee program will continue on a lesser scale and focus on key partner affinity programs. Fee income is recognized over a twelve-month period beginning in the month the fee is received. Cardholder membership fees are cancelable and refunded to members, if requested, on a prorata basis based on the remaining portion of the membership.

Continuing franchise fee and royalty income decreased to $1,073 from $1,249. This decrease resulted primarily from the purchase of the Houston franchise territories in 1999.

Processing income relates to the Company's full service electronic processing services that commenced during fiscal 1997 and comprises the sale or lease of point-of-sale terminals to merchants, principally restaurants, as well as fees received for serving as the merchants' processor for all of their credit card transactions.

Overall selling, general and administrative expenses increased $3,068 or 16.4% over the prior year, mainly as a result of additional costs associated with maintaining separate infrastructures to support both programs during the period of transition. Many of these additional costs will be eliminated when the integration is completed and both dining programs are processed and supported on one platform. The integration of the registered card program was completed in November 1999. At that time substantially all operations in Chicago ceased and the transition agreement with Signature Card was terminated.

As a percentage of gross dining sales, selling general and administrative expenses were 18.0% in 1999 compared to 19.5% in 1998. However, this expense increased overall by $3,068 from $18,607 to $21,675. The principal components of the increase include sales commission and related expenses ($3,245 in 1999 versus $2,818 in 1998), depreciation and amortization, principally on the software development costs ($3,462 in 1999 versus $3,194 in 1998), professional fees, mainly legal fees ($2,460 in 1999 versus $2,253 in 1998), rent and other office expenses ($1,819 in 1999 versus $1,530 in 1998), telephone ($1,504 in 1999 versus $1,063 in 1998) and software development and maintenance, inclusive of Y2K charges ($1,800 in 1999 versus $653 in 1998).

Salaries and benefits increased $1,636 or 20.0% over the prior year. With the acquisition of DALC, the Company employed forty-eight of the former SignatureCard employees for the expected transition period. In addition, the Company contracted with SignatureCard for customer service, information technology and facilities services. At September 30, 1999, there were 26 former SignatureCard employees still on the payroll. With the completion of the integration of SignatureCard in November 1999, five of those employees remained of which only one will be permanent and all services under the transition agreement were terminated. The Company has added twelve new employees in the corporate headquarters to information technology, contract administration and the call center.

In 1999, member acquisition expenses were $6,447 versus $5,097 in 1998. Included in member acquisition expenses is the amortization of deferred acquisitions costs, which amounted to $3,335 in 1999 and $701 in 1998. Costs capitalized in 1999 and 1998 were $4,184 and $1,184, respectively. The Company used various techniques at different levels of cost to solicit new members. Consumer privacy regulations adopted in 1999 required the Company to change certain methods of solicitations that had resulted in favorable response rates. Prospective cardmembers continue to be solicited through direct mail and the use of affinity and loyalty programs with major credit card issuers and corporations. Third party and strategic marketing partners are compensated through a commission on fees received and to a lesser degree, on an activation basis or through wholesaling of the fee based savings card. The mix of solicitation programs used has a direct correlation to the overall acquisition cost per member and the spending profile of members acquired. The Company seeks to employ the most cost-effective means of acquiring active and frequent users of the card and typically uses solicitation methods whereby the fees earned substantially offset the cost of acquisition.

The Company, in order to avoid prolonged litigation, settled the outstanding lawsuit with its former licensee, Sports & Leisure, Inc., in November of 1999. Under the terms of the settlement, Sports & Leisure, Inc. will receive $2,100 in cash and 280,000 shares of common stock for a total of $2,835. Based on the fair value of the common stock included in the settlement and net of reserve amounts previously provided by the Company in the first quarter of 1999, a charge of $1,835 has been recognized in the fourth fiscal quarter of 1999.

The amended employment agreement and termination of the consulting agreement of the Chief Executive Officer resulted in a one-time charge of $3,081 1998. Components included in the charge were a lump-sum cash payment of $2,750, cancellation of indebtedness of $135, and health insurance for the remainder of his life. The after tax impact of the charge was approximately $1,900. Also, the Company recorded a charge of $463 in fiscal 1998 relating to the remaining outstanding obligation under consulting agreements with former employees that the Company has determined it no longer requires nor intends to utilize.

The Company recognized an asset impairment loss of $2,169 ($.18 per share) in 1998. The continued lag in dining sales in California, reacquired from a former franchise in January 1997, indicated that the projected undiscounted cash flows from this former franchise were less than the carrying value of the excess of cost over net assets acquired. Additional investments in both merchants and new card members as well as expansion into new markets in reacquired franchise territory were required to generate sales sufficient to realize the value of the intangible asset.

Operating loss in 1999 was $5,994 compared to $7,465 in 1998.

Other income, net of expense in 1999 was a net expense amounting to $2,404 versus $2,971 in 1998, a decrease of $567. The principal reasons for the change included $1,149 of realized gain on sale of securities available for sale which is offset by additional interest expense and financing costs in 1999, as a result of the additional $39 million of term loans, in part, used to purchase the DALC Rights to Receive.

Earnings before taxes amounted to a loss of $8,398 in 1999 compared with loss of $10,436 in 1998. Due to the Company's continued losses, an additional valuation reserve of $2,000 has been applied to the net deferred tax asset for fiscal 1999. At September 30, 1999, the net deferred tax asset, principally related to net operating loss carryforward amount to $2,000 has been fully reserved. The effective tax rate for fiscal 1999 was 24% and reflects the valuation reserve of $2,000 applied to the net deferred tax asset.

Net loss was $10,398 or $.80 per share in 1999, versus net loss of $7,836 or $.67 per share in 1998.

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

Cardmember accounts decreased 7.3% to 838,118 for the year and total cardmembers at September 30, 1998 were 1,203,080 or 1.44 cardmembers per account. The net decrease in accounts is primarily due to the Company's new policy in fiscal 1998 of proactively eliminating inactive no-fee accounts.

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

At September 30, 1998, the average Rights to Receive balance per participating Company restaurant was $7,706 versus $8,198 at September 30, 1997. Rights-to-Receive turnover for fiscal 1998 was 1.2, or 9.9 months on hand, compared to 1.3, or 9.2 months on hand, in the prior year. The lower turnover is attributable to the decreased sales volumes in New York and South Florida and an increased investment in the California marketplace.

Cost of sales increased to 57.0% of gross dining sales from 56.3% a year earlier. Provision for Rights-to-Receive losses, which are included in cost of sales, amounted to 3,822 in 1998, compared to $3,209 in the prior year. Processing fees based on transactions processed remained constant as a percentage of gross dining sales at 3.2% for 1998 and 1997. Cardmember discounts as a percentage of sales remained stable.

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

Continuing franchise fee and royalty income decreased to $1,249 from $1,438. This decrease resulted primarily from the purchase of the Carolinas, Georgia and Dallas/Fort Worth franchise territories in 1998.

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

The amended employment agreement and termination of the consulting agreement of the Chief Executive Officer resulted in a one-time charge of $3,081 in the first quarter of 1998. Components included in the charge were a lump-sum cash payment of $2,750, cancellation of indebtedness of $135, and health insurance for the remainder of his life. The after tax impact of the charge was approximately $1,900. Also, the Company recorded a charge of $463 relating to the remaining outstanding obligation under consulting agreements with former employees that the Company has determined it no longer requires nor intends to utilize.

The continued lag in dining sales in California, reacquired from a former franchise in January 1997, indicated that presently the undiscounted cash flows from this former franchise are less than the carrying value of the excess of cost over net assets acquired. Additional investments in both merchants and new card members as well as expansion into new markets in reacquired franchise territory will be required to generate sales sufficient to realize the value of the intangible asset. Accordingly, the Company recognized an asset impairment loss of $2,169 ($.18 per share).

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased to $49,398 at September 30, 1999 from $45,995 at September 30, 1998.

EQUITY GROUP INVESTMENT

On March 4, 1998, the Company issued and sold 2.5 million common shares and non-transferable warrants to purchase an additional 1.2 million common shares for a total of $10,625 to affiliates of Equity Group Investments, Inc., a privately held investment company. Net proceeds amounted to $9,825 after transaction costs. The non-transferable warrants have a term of five years; one third of the warrants are exercisable at $6.00 per share, another third are exercisable at $7.00 per share and the third are exercisable at $8.00 per share. As part of this strategic investment, Equity Group nominated and the shareholders elected two candidates for the Board of Directors who joined three of the Company's existing directors and two new independent directors.

FINANCING OF DINING A LA CARD ACQUISITION

In connection with the acquisition of Dining A La Card on June 30, 1999, the Company obtained a senior secured revolving bridge loan from the Chase Manhattan Bank (note 4). The loan permitted the Company to borrow an amount equal to the lesser of (i) $35 million and (ii) the amount available under a borrowing base formula based on the amount of registered card rights-to-receive which meet certain eligibility criteria. At September 30, 1999, the borrowing base capacity was $31.5 million and the amount drawn down by the Company was $29 million. The facility expired on December 30, 1999 and was paid off with the proceeds of the $80 million securitization described further in this section.

RIGHTS OFFERING

On November 9, 1999, the Company completed its Rights Offering to existing shareholders resulting in the issuance of 4,149,378 convertible, redeemable preferred shares. The preferred shares have a dividend rate of 12%, of which 6% is payable in cash, quarterly in arrears, and the remaining 6% accrues unless otherwise paid currently at the Company's discretion, until conversion by the holder. Each preferred share may be converted into common stock at the option of the holder at any time. The initial rate of conversion is one to one. Subsequent conversion rates could be higher to the extent of accrued but unpaid dividends. If not previously converted, the Company may commence redemption of the preferred shares on the fifth anniversary of the rights offering.

The proceeds from the stock issuance of $10,000 were used to retire the $10,000 bridge loan obtained from GAMI Investment. Pursuant to its subscription privileges and as a Standby Purchaser for any unsubscribed shares, EGI acquired
2.84 million of the preferred shares. The additional investment provides EGI with the right to designate an additional member to the Board of Directors. The size of the Board will increase by one if EGI chooses to exercise that right.

The terms of this loan also required the Company to pay GAMI, at closing, a cash fee of $500, which was reimbursable to the Company upon the consummation of the rights offering and the issuance to Samstock L.L.C. of warrants to purchase 1 million shares of the Company's common stock in consideration of providing the loan and if it acted as a standby purchaser in connection with the rights offering.

SECURITIZATION OF RIGHTS TO RECEIVE

On December 24, 1996, the Company made an initial transfer of $33 million of rights-to-receive to a special purpose corporation ("SPC"), an indirect wholly owned subsidiary, as part of a revolving securitization. The Rights-to-Receive, which were sold to the SPC without recourse, were in turn transferred to a limited liability corporation ("Issuer"), which issued $33 million of five-year term fixed rate securities, bearing interest at 7.4%, in a private placement to various third party investors.

In exchange for the rights-to-receive, which have a retail value of approximately $66 million before cardmember discounts, the Company received approximately $32 million, after transaction costs, and a 1% equity interest in the Issuer. Excess cash flows generated from the securitized assets as the rights-to-receive are exchanged for meals by Company cardholders, are remitted to the Company on a monthly basis as a return on capital from the Issuer. Excess cash flows are determined after payments of interest to noteholders and investors, as well as trustee and servicing fees. During the five-year revolving period, the Issuer is responsible for the ongoing purchase of rights-to-receive from the Company to ensure that the initial pool of $33 million is continually replenished as the rights-to-receive are utilized by cardholders. Rights-to-receive currently held by the Issuer, as well as cash and certain deposits restricted under the securitization agreement, have been separately depicted in the consolidated balance sheet.

The Company has engaged Chase Securities Inc. to arrange an $80 million securitization facilty, using the assets of its recently acquired registered card rights-to-receive portfolio combined with the existing securitized portfolio. The permanent financing vehicle will be established with an asset backed commercial paper conduit administered by the Chase Manhattan Bank. This loan will permit the Company to borrow an amount equal to the lesser of (i) $80 million and (ii) the amount available under a borrowing base formula based on the amount of aggregate rights-to-receive which meet certain eligibility criteria. The interest rate applicable to the facility will be either (1) the Eurodollar which is a rate 1.25% in excess of a rate per annum equal to the LIBOR Rate and will be limited to interest periods of up to three months and (2) the Alternate Base Rate which is the higher of (i) Chase's Prime rate and (ii) the Federal Funds Effective Rate plus 1.5%. The new facility was closed on December 30, 1999 and $65 million was drawn down. Simultaneously, the 1996 securitization was terminated and the outstanding principal plus a termination penalty was paid off in the aggregate of $33.9 million. Additionally, the outstanding balance of the Chase bridge loan of $27.1 million was paid off. Financing fees of $1.1 million were also paid. In addition to this $80 million securitization facility, the Company is negotiating a warehouse line of credit with Chase Securities to fund the growth in new markets and the purchase of the corresponding new Rights to Receive.

The Company's inventory of Rights to Receive increased by $34,107 to a total of $76,454 at September 30, 1999. The reason for this increase is the acquisition of DALC which represents $36,434 of the Rights to Receive balance at September 30, 1999. In many instances the Rights to Receive purchased by the Company are secured by the furniture, fixtures and kitchen equipment of the related restaurants as filed pursuant to the Uniform Commercial Code. The Company also attempts to obtain personal guarantees from the restaurant owners.

                          Analysis of Rights to Receive

                                                                   1999                1998               1997
                                                                   ----                ----               ----
----------------------------------------------------------------------------------------------------------------------
Rights to Receive, beginning of year                             $ 42,347           $ 40,355            $ 37,526
----------------------------------------------------------------------------------------------------------------------
Acquisition of Registered Card
 Rights-to-receive in DALC transaction, net                        40,782                 --                  --
----------------------------------------------------------------------------------------------------------------------
Purchase of Rights to Receive                                      60,053             53,625              56,244
----------------------------------------------------------------------------------------------------------------------
Write-offs of Rights to Receive                                    (3,871)            (3,550)             (2,764)
                                                                 --------           --------            --------
                                                                  139,311             90,430              91,006
----------------------------------------------------------------------------------------------------------------------
Cost of Rights to Receive, included in cost of sales
                                                                   62,857             48,083              50,651
                                                                 --------           --------            --------
----------------------------------------------------------------------------------------------------------------------
Rights to Receive, end of year                                   $ 76,454           $ 42,347            $ 40,355
                                                                  =======           ========            ========

Management of the Company believes that continued increase in the number of restaurants that participate in the private label and registered card dining programs is essential to attract and retain members. The Company strives to constantly manage the dynamics of each market by balancing the rights-to-receive acquired to the cardmember demand. This balance is critical to achieving the participating restaurants objectives of incremental business and yield management and the cardmembers desire for an adequate amount of desirable dining establishments. Management believes that the purchase of Rights to Receive can be funded generally from cash generated from operations, and from funds made available through the securitization.

GENERAL

The Company expects to continue to make significant marketing expenditures over the next fiscal year, with a primary focus on fee paying registered card members. The Company believes that member acquisition cost can either be substantially funded by the initial fee income or minimized through the ongoing relationship with SignatureCard and their airline agreements. Furthermore, the Company believes that the rights to receive inventory levels in the existing markets, currently averaging approximately ten months on hand on an aggregate basis, are sufficient to absorb much of the new member demand over the next fiscal year, particularly when targeting new members in existing markets. The Company believes that there will be sufficient capacity available under the new securitization and the warehouse line currently being negotiated to fund the entry into new territories and the expansion of existing markets.

Capital expenditures by the Company over the past three fiscal years (approximately $7.7 million) have been due almost exclusively to the Company's development and acquisition of computer hardware and software supporting the credit card processing technology necessary to the operation of the dining programs, the Cardmember Service Center and the integration of the registered card platform.

The Company believes that cash on hand at September 30, 1999, together with cash generated from operations and available under the securitization facility will satisfy the Company's operating capital needs during the 2000 fiscal year.

SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. A valuation allowance was recorded for the remaining amount of the net deferred tax assets as of September 30, 1999, due to the Company's recurring losses. The valuation allowance at September 30, 1999 and 1998 was $6,005 and $972, respectively. The net deferred tax asset relates primarily to net operating loss carryforwards which are available through 2019 and amount to $12,044 at September 30, 1999.

Operating activities during fiscal 1999 resulted in net cash provided of $3,361. However, further expansion into new markets and planned increases in existing markets could reverse this trend depending on the rate of growth management deems appropriate. As described in the above paragraph, funds generated from operations, as well as capacity under the securitization, should be sufficient to fund such growth over the next twelve months. Additionally, the Company's continued focus on acquiring fee-paying cardmembers is expected to generate net positive cash flows in fiscal 2000.

Cash used in investing activities was $38,148 in the fiscal year ended September 30, 1999, compared with $3,624 used in 1998 and $11,887 used in 1997. Cash utilized in investing activities were due primarily to the acquisition of DALC, and the development and acquisition of computer hardware and software necessary for the operation of the Company's Cardmember Service Center and the integration of the registered card platform into the Company's exisiting systems. Management believes that cash to be used in investing activities associated with capital expenditures in the fiscal year ended September 30, 2000 will approximate $2.5 million.

Cash flows provided by financing activities were $39,098 for the fiscal year ended September 30, 1999, compared with cash flows provided by financing activities of $8,353 in 1998 and $14,499 in 1997. In 1999, the principal source of cash flow was proceeds from short term borrowing of $29,000 from Chase Manhattan Bank and $10,000 from GAMI Investments, Inc used to finance the purchase of DALC. In 1998, the principal source of cash flow was from the issuance of common stock in connection with the investment by the Equity Group Investment, Inc. In 1997, the principal source of cash flow was proceeds from the issuance of secured non-recourse notes relating to the securitization.

On August 5, 1999, the New York Stock Exchange notified the Company of the pending adoption of amendments to its continued listing criteria and of the Company's noncompliance with the new standards. In accordance with the requirements of the notification, the Company submitted to the Exchange its plan to come into compliance with the new criteria. On September 16, 1999, the Company was advised by the Exchange that its plan had been accepted and that it will continue to be listed on the Exchange. The Company's performance relative to the plan of compliance is subject to monitoring by the Exchange over the next six fiscal quarters. The rights offering that closed on November 9, 1999, and resulted in the issuance of $10 million in Series A preferred stock was intended, in part, to position the Company to come into compliance with these standards. The Company commenced trading of its Series A preferred stock on the Exchange on that date under the symbol TMN PFA.

YEAR 2000

In 1998, the Company initiated a plan ("Plan") to identify, assess, and remediate "Year 2000" issues within each of its computer programs and certain equipment which contain micro-processors. The Plan addressed the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and 2000, if a program or chip uses only two digits rather than four to define the applicable year. The Company divided the Plan into six major phases: assessment, planning, validation, conversion, implementation and testing. After completing the assessment and planning phase in late 1998, the Company hired an independent consulting firm to validate the Plan. All software development and installation effected during 1999 is currently in compliance. The Company worked with an outside vendor on the conversion, implementation and testing phases. Systems that were determined not to be Year 2000 compliant have been either replaced or reprogrammed, and thereafter tested for Year 2000 compliance. The Company believes that at September 30, 1999 the conversion, implementation and testing phases had been materially completed. The original budget for the total cost of remediation (including replacement software and hardware) and testing, as set forth in the Plan, was $500. The Company's aggregate spending on the Year 2000 remediation at September 30, 1999, which has been expensed, was $641.

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

FORWARD-LOOKING STATEMENTS

The Company has made, and continues to make, various forward-looking statements with respect to its financial position, business strategy, projected costs, projected savings and plans and objectives of management. Such forward-looking statements are identified by the use of forward-looking words or phrases such as "anticipates," "intends," "expects," "plans," "believes," "estimates," or words or phrases of similar import. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forwarding looking statements. The Company's actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by factors, including, without limitation, general economic, business and market conditions; relationships with credit card issuers and other marketing partners; regulations affecting the use of credit card files, extreme weather conditions; participating restaurants' continued acceptance of discount dining programs and the availability of other alternative sources of capital to them.

ITEM 8. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report                                           F - 1

Financial Statements:
    Consolidated Balance Sheets,                                       F - 2
      September 30, 1999 and 1998

    Consolidated Statements of Income                                  F - 3,4
      and Comprehensive Income/(Loss)
      for each of the years in the three-year
      period ended September 30, 1999

    Consolidated Statements of Shareholders'                           F - 5
      Equity for each of the years in the three-year period ended September 30, 1999

    Consolidated Statements of Cash Flows                              F - 6,7,8
      for each of the years in the three-year
      period ended September 30, 1999

    Notes to Consolidated Financial Statements                         F - 9

    Schedule II - Valuation and Qualifying Accounts                    F - 30

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and
   Shareholders
Transmedia Network Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Transmedia Network Inc. and subsidiaries (the "Company") as of September 30, 1999 and 1998, and the related consolidated statements of operations, and comprehensive loss, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transmedia Network Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1999, in conformity with generally accepted accounting principles.

December 3, 1999, except as to notes (4) and (21), which are as of December 30, 1999

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           September 30, 1999 and 1998

                                 (in thousands)

                                    ASSETS                                       1999           1998
                                    ------                                    ---------      ---------
Current assets:
     Cash and cash equivalents                                                $   8,943      $   4,632
     Restricted cash                                                              3,726          3,518
     Accounts receivable, net                                                     8,107          2,061
     Rights-to-receive, net
        Unrestricted                                                             41,833          7,909
        Securitized and owned by Trust                                           34,621         34,438
     Prepaid expenses and other current assets                                    5,259          5,067
                                                                              ---------      ---------
                   Total current assets                                         102,489         57,625

Securities available for sale, at fair value                                        631          1,267
Equipment held for sale or lease, net                                               702            988
Property and equipment, net                                                       6,413          6,832
Other assets                                                                      2,583          1,142
Restricted deposits and investments                                               2,070          1,980
Excess of cost over net assets acquired and other intangible assets               4,822          4,591
                                                                              ---------      ---------
                   Total assets                                               $ 119,710      $  74,425
                                                                              =========      =========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
Current liabilities:
     Short term borrowing -  bank                                             $  29,000      $      --
     Accounts payable - rights-to-receive                                         6,691          4,181
     Accounts payable - trade                                                     8,376          3,348
     Accrued expenses and other                                                   5,174          1,507
     Deferred membership fee income                                               3,850          2,594
                                                                              ---------      ---------
                   Total current liabilities                                     53,091         11,630

Secured non-recourse notes payable                                               33,000         33,000
Term loan - affiliate                                                            10,000             --
Other long-term liabilities                                                       3,170          2,061
                                                                              ---------      ---------
                   Total liabilities                                             99,261         46,691
                                                                              ---------      ---------
Guaranteed value of puts                                                          2,336             --

Shareholders' equity :
     Preferred stock, par value $0.10 per share (1,000 shares authorized;
        none issued and outstanding )                                                --             --
     Common stock, par value $0.02 per share (20,000 shares authorized;
        13,376 and 12,876 shares issued and outstanding in 1999 and 1998,
        respectively)                                                               264            258
     Additional paid-in capital                                                  22,661         21,496
     Cumulative other comprehensive income                                          218            612
     Retained (deficit) earnings                                                 (5,030)         5,368
                                                                              ---------      ---------
                   Total shareholders' equity                                    18,113         27,734
                                                                              ---------      ---------
                   Total liabilities and shareholders' equity                 $ 119,710      $  74,425
                                                                              =========      =========

See accompanying notes to consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

     For each of the years in the three-year period ended September 30, 1999
                     (in thousands, except income per share)

                                                               1999           1998           1997
                                                               ----           ----           ----
Operating revenue:
     Sales of rights-to-receive:
        Owned by Company                                    $  34,919          5,566         23,189
        Owned by Trust                                         85,553         89,983         78,112
                                                            ---------      ---------      ---------
           Gross dining sales                                 120,472         95,549        101,301

        Cost of sales                                          70,110         54,446         57,065
        Member discounts                                       26,480         21,444         23,004
                                                            ---------      ---------      ---------
     Net revenue from rights-to-receive                        23,882         19,659         21,232

     Membership and renewal fee income                          8,281          7,321          7,251
     Franchise fee income                                       1,073          1,249          1,438
     Commission income                                            150            369            403
     Processing income                                          1,402          1,543            620
                                                            ---------      ---------      ---------
           Total operating revenues                            34,788         30,141         30,944
                                                            ---------      ---------      ---------
Operating expenses:
     Selling, general and administrative expenses              21,675         18,607         17,673
     Salaries and benefits                                      9,825          8,189          7,923
     Acquisition and promotion expenses                         6,447          5,097          4,650
     Settlement of licensee litigation                          2,835             --             --
     Amended compensation agreements                               --          3,544             --
     Asset impairment loss                                         --          2,169             --
                                                            ---------      ---------      ---------
           Total operating expenses                            40,782         37,606         30,246
                                                            ---------      ---------      ---------
                   Operating (loss) income                     (5,994)        (7,465)           698

Other income (expense):
     Realized gains on sale of securities available for
        sale                                                    1,149            200             --
     Interest and other income                                    468            560            450
     Initial franchise fee and license fee income, net             --           (710)           740
     Interest expense and financing cost                       (4,021)        (3,021)        (2,572)
                                                            ---------      ---------      ---------
                   Loss before income taxes                    (8,398)       (10,436)          (684)

Income tax provision (benefit)                                  2,000         (2,600)          (260)
                                                            ---------      ---------      ---------
                   Net loss                                 $ (10,398)        (7,836)          (424)
                                                            =========      =========      =========

                                                                     (Continued)

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS, CONTINUED

     For each of the years in the three-year period ended September 30, 1999

                                                                                  1999          1998          1997
                                                                                --------      --------      --------
                   Net loss                                                     $(10,398)       (7,836)         (424)
                                                                                ========      ========      ========
Other comprehensive income
         Unrealized holding gain (loss) on securities
             available-for-sale                                                       78          (607)          119
         Beginning unrealized loss for all securities sold                          (562)         (114)           --
         Tax effect of unrealized gain (loss)                                         90           274           (45)
                                                                                --------      --------      --------
                   Comprehensive loss                                           $(10,792)       (8,283)         (350)
                                                                                --------      --------      --------
Operating income (loss) per common and common equivalent share:
          Basic and Diluted                                                     $   (.46)         (.63)          .07
                                                                                ========      ========      ========
Net loss per common and common equivalent share:
          Basic                                                                 $   (.80)         (.67)         (.04)
                                                                                ========      ========      ========
          Diluted                                                               $   (.79)         (.66)         (.04)
                                                                                ========      ========      ========
Weighted average number of common and common equivalent shares outstanding:
          Basic                                                                   13,043        11,773        10,166
          Effect of dilutive securities:
              Warrants                                                                 0             0            14
              Options                                                                114            52             0
                                                                                --------      --------      --------
          Diluted                                                                 13,157        11,825        10,180
                                                                                ========      ========      ========

See accompanying notes to consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
     For each of the years in the three-year period ended September 30, 1999

                                 (in thousands)

                                                             COMMON STOCK                     CUMULATIVE
                                                         -------------------     ADDITIONAL     OTHER       RETAINED
                                                          NUMBER                  PAID-IN   COMPREHENSIVE  (DEFICIT)
                                                         OF SHARES    AMOUNT      CAPITAL       INCOME      EARNINGS      TOTAL
                                                         ---------    ------     ---------- -------------  ---------     -------
Balance, September 30, 1996                               10,127         202       10,547          985       14,019       25,753

     Net loss                                                 --          --           --           --         (424)        (424)

     Exercise of stock options                                63           2           64           --           --           66

     Income tax benefit related to stock option plan          --          --           24           --           --           24

     Dividend                                                 --          --           --           --         (189)        (189)

     Cumulative other comprehensive income, net               --          --           --           74           --           74
                                                         -------     -------      -------      -------      -------      -------
Balance, September 30, 1997                               10,190         204       10,635        1,059       13,406       25,304

     Net loss                                                 --          --           --           --       (7,836)      (7,836)

     Issuance of common stock                              2,674          53       10,797           --           --       10,850

     Exercise of stock options                                12           1           54           --           --           55

     Income tax benefit related to stock option plan          --          --           10           --           --           10

     Dividend                                                 --          --           --           --         (202)        (202)

     Cumulative other comprehensive loss, net                 --          --           --         (447)          --         (447)
                                                         -------     -------      -------      -------      -------      -------
Balance, September 30, 1998                               12,876     $   258       21,496          612        5,368       27,734

     Net loss                                                 --          --           --           --      (10,398)     (10,398)

     Issuance of common stock                                500          10        2,025           --           --        2,035

     Accretion of guaranteed value of puts                    --          (4)        (860)          --           --         (864)

     Cumulative other comprehensive loss, net                 --          --           --         (394)          --         (394)
                                                         -------     -------      -------      -------      -------      -------
Balance, September 30, 1999                               13,376         264       22,661          218       (5,030)      18,113
                                                         =======     =======      =======      =======      =======      =======

See accompanying notes to consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

     For each of the years in the three-year period ended September 30, 1999
                                 (in thousands)

                                                                           1999          1998          1997
                                                                         --------      --------      --------
Cash flows from operating activities:
     Net loss                                                            $(10,398)       (7,836)         (424)

     Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                    3,444         5,346         2,232
           Amortization of deferred financing cost                            354           278           158
           Provision for losses on rights-to-receive                        4,606         3,822         3,209
           Gain on sale of investments                                     (1,149)         (200)           --
           Deferred income taxes                                            2,000        (1,980)         (256)

           Changes in assets and liabilities:
               Accounts receivable                                         (5,545)          199           357
               Rights-to-receive                                            4,706        (5,882)       (3,396)
               Prepaid expenses and other current assets                   (3,766)         (457)          886
               Other assets                                                (1,411)         (373)         (327)
               Accounts payable                                             5,022           554           242
               Income taxes receivable (payable)                            1,259          (378)         (791)
               Accrued expenses and other                                   2,982           249        (35))2
               Deferred membership fee income                               1,257          (662)         (847)
                                                                         --------      --------      --------
                     Net cash provided (used) in operating
                          activities                                        3,361        (7,320)       (1,008)
                                                                         --------      --------      --------
Cash flow from investing activities:
     Acquisition of Dining a la Card                                      (36,453)           --            --
     Additions to property and equipment                                   (2,106)       (2,066)       (3,443)
     Acquisition of franchises                                               (648)       (1,758)       (7,454)
     Proceeds from sale of securities available for sale                    1,149           200            --
     Increase in restricted deposits and investments                          (90)           --          (990)
                                                                         --------      --------      --------
                     Net cash used in investing activities                (38,148)       (3,624)      (11,887)
                                                                         --------      --------      --------
Cash flows from financing activities:
     Proceeds from issuance of secured
           non-recourse notes                                                  --            --        31,978
     Proceeds from short term borrowings - bank                            29,000            --            --
     Proceeds from term loan - affiliate                                   10,000            --            --
     Net borrowings (repayments) on revolving line of credit                   --            --       (15,000)
     Net proceeds from issuance of common stock                               306         9,854            --
     Increase in restricted cash                                             (208)       (1,364)       (2,166)
     Conversion of warrants and options for common stock, net of
        tax benefits                                                           --            65            90
     Dividends paid                                                            --          (202)         (403)
                                                                         --------      --------      --------
                     Net cash provided by financing activities             39,098         8,353        14,499
                                                                         --------      --------      --------

                                                                     (Continued)

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                                          1999         1998         1997
                                                         -------      -------      -------
                     Net (decrease) increase in cash     $(4,311)      (2,591)       3,620

Cash and cash equivalents:
     Beginning of year                                     4,632        7,223        3,603
                                                         -------      -------      -------
     End of year                                         $ 8,943        4,632        7,223
                                                         =======      =======      =======
Supplemental disclosures of cash flow information:

     Cash paid (received) during the year for:
        Interest                                         $ 2,873        2,454        2,219
                                                         =======      =======      =======
        Income taxes                                     $(1,259)          23          764
                                                         =======      =======      =======

Supplemental schedule of noncash investing and financing activities: Noncash investing and financing activities:

        At September 30, 1999, 1998 and 1997, the Company adjusted its available for sale investment portfolio to fair value resulting in a net (decrease) increase to Shareholders' equity of ($394), ($447) and $74, net of deferred income taxes.

        There is no dividend payable outstanding as of September 30, 1999, 1998 and 1997.

        The acquisition of Dining a la Card for $35,000, 400,000 shares of common stock, with a put value of $8 per share, and options to purchase 400,000 shares of common stock, was recorded at the end of the third quarter of fiscal 1999 as follows (Note 2):

           Fair value of assets acquired:
                  Rights-to-receive                                  $ 40,782
                  Other assets                                            231
                  Accrued expenses                                       (663)
                  Stock options outstanding                              (697)
                  Guaranteed value of puts                             (1,471)
                  Common stock issued                                  (1,729)
                                                                     --------
                           Cash paid                                 $ 36,453
                                                                     ========

        The acquisition of the Houston franchisee was recorded during the second quarter of fiscal year 1999 as follows (see Note 13):

           Fair value of assets acquired:
                  Rights-to-receive                                  $    127
                  Other assets                                             13
                  Excess of cost over net assets acquired                 536
                                                                     --------
                                                                          676
           Less:  Cash paid                                               648
                                                                     --------
                           Liabilities assumed                       $     28
                                                                     ========

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

        The acquisition of the Dallas/Ft. Worth franchisee was recorded during the fourth quarter of fiscal year 1998 as follows (see Note 13):

           Fair value of assets acquired:
                  Rights-to-receive                                  $    266
                  Other assets                                              8
                  Excess of cost over net assets acquired               1,541
                                                                     --------
                                                                        1,815
           Less:  Cash paid                                             1,758
                                                                     --------
                           Liabilities assumed                       $     57
                                                                     ========

        The acquisition of the rights-to-receive and cancellation of the franchise of East American Trading Company, for 170,000 shares of common stock, was recorded during the first quarter of fiscal year 1998 as follows (see Note 13):

           Fair value of assets acquired:
                  Rights-to-receive                                  $    267
                  Excess of cost over net assets acquired                 740
                                                                     --------
                           Net assets acquired                       $  1,007
                                                                     ========

        The acquisition of the West Coast franchisee in fiscal year 1997 (see
           Note 13) was recorded as follows:

           Fair value of assets acquired:
                  Rights-to-receive                                  $  2,659
                  Other assets                                             45
                  Excess of cost over net assets acquired               5,017
                                                                     --------
                                                                        7,721
           Less:  Cash paid                                             7,454
                                                                     --------
                           Liabilities assumed                       $    267
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

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1)      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)    DESCRIPTION OF BUSINESS

                Transmedia Network Inc. and subsidiaries' (the "Company") owns and markets a charge card ("the Transmedia Card") offering savings to the Company's card members on dining as well as lodging, travel, retail catalogues and long distance telephone calls. The Company's primary business activity is to acquire, principally through cash advances, the rights-to-receive food and beverage credits at full retail value from restaurants ("Rights-to-receive"), which are then sold for cash to its members. These Rights-to-receive are primarily purchased by the Company for cash but may also be acquired in exchange for services.

                The Company's areas of operation included Central and South Florida, the New York, Chicago and Los Angeles metropolitan areas, Boston and surrounding New England, Philadelphia, San Francisco, Detroit, Indianapolis, Milwaukee, Denver, Phoenix, North and South Carolina, Georgia, parts of Tennessee and Dallas/Ft Worth. Franchised areas include most of New Jersey, Washington, D.C., Maryland, Virginia, and parts of Texas. Licensing arrangements exist for the United Kingdom, Canada, and Europe, as well as the Asia-Pacific region.

                On June 30, 1999, the Company acquired from SignatureCard, Inc. ("SignatureCard"), a subsidiary of Montgomery Ward & Co., Incorporated, assets related to a membership discount program SignatureCard operated under the trade name and service mark "Dining A La Card". The assets acquired included various intellectual property rights and computer software, membership and merchant data, rights-to-receive, and most significantly, a registered card platform, among other things. The registered card program is primarily marketed through airline reward programs where savings are passed on to members in the form of frequent flyer miles. With the acquisition of Dining a la Card, the Company now has a presence in new areas such as St. Louis, Kansas City, San Diego, Memphis, Minneapolis, Seattle and other parts of Washington, and to a lesser degree, Cincinnati, Pittsburgh, Las Vegas, New Orleans, Portland, Salt Lake City, Tulsa, and Hawaii. The Statement of Income includes the results of the acquired registered card operation commencing June 30, 1999.

                Transmedia Network Inc.'s corporate structure consists of three wholly owned subsidiaries: Transmedia Restaurant Company Inc., functions as the sales organization and is responsible for merchant acquisition and relationship management; TMNI International Incorporated is responsible for all foreign licensing; and Transmedia Service Company Inc., is responsible for all card member-related facets of the business, including the card member service center, domestic franchising, and support services to Transmedia Restaurant Company. In 1997, TNI Funding I, Inc. was established as a special purpose corporation as part of the securitization discussed in Note 5. TNI Funding I, Inc. is a wholly owned subsidiary of Transmedia Service Company, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

         (B)    CASH AND CASH EQUIVALENTS

                Cash and cash equivalents are instruments with original maturities at the date of purchase of three months or less.

         (C)    RIGHTS-TO-RECEIVE

                Rights-to-receive ("Rights") are composed primarily of food and beverage credits acquired from restaurants. Rights are stated at the gross amount of the commitment to the establishment. Accounts payable-rights-to-receive represent the unfunded portion of the total commitments.

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

         (D)    SECURITIES AVAILABLE FOR SALE

                All of the Company's investments are available to be sold in response to the Company's liquidity needs and asset-liability management strategies, among other reasons. Investments available-for-sale on the balance sheet are stated at fair value. Unrealized gains and losses are excluded from earnings and are reported in a separate component of shareholders' equity (cumulative other comprehensive income), net of related deferred income taxes.

                A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security. All declines in fair values of the Company's investment securities in 1999 and 1998 were deemed to be temporary.

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

         (F)    EXCESS OF COST OVER NET ASSETS ACQUIRED

                Excess of cost over net assets acquired has resulted primarily from the acquisition of franchise territories (see note 13) and is amortized on a straight line basis over the expected periods to be benefited, generally 20 years. The Company's accounting policy regarding the assessment of the recoverability of intangibles is to review the carrying value of goodwill and other intangibles if the facts and circumstances suggest that they may be impaired. The Company assesses the recoverability of intangible assets by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

         (G)    DEFERRED MEMBERSHIP AND RENEWAL FEE INCOME

                Initial membership and renewal fees are billed in advance and amortized on a straight-line basis over twelve months, which represents the standard membership period. Membership fees are cancelable and are refunded to members, if requested, on a prorata basis based on the remaining portion of the membership period.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                Certain costs of acquiring members are deferred and amortized, on a straight-line basis over 12 months. The acquisition costs capitalized as assets by the Company represent initial fee-paying member acquisition costs resulting from direct-response campaign costs that are recorded as incurred. Campaign costs include incremental direct costs of direct-response advertising, such as printing of brochures, campaign applications and mailing. Such costs are deferred only to the extent of initial membership fees generated by the campaign.

                Acquisition expenses represent the cost of acquiring members and consist primarily of direct-response advertising costs incurred in excess of fees received and amortization of previously deferred costs and costs associated with soliciting no-fee members.

         (H)    REVENUE RECOGNITION

                Gross dining sales represent the retail value of the rights-to-receive that are recognized when members use either of the two programs at a dining establishment.

                Continuing franchise fee revenue represents royalties calculated as a percentage of the franchisees' sales and is recognized when earned. Initial franchise fees and license fees are recognized when material services or conditions relating to the sale of the franchise have been substantially performed.

                Commission income represents income earned on discounted products and services provided by third parties to the Company's members. Such services consist of retail catalogues, phone cards and travel services.

                Processing income represent the net fees charged to restaurants when the Company serves as merchant of record for processing of all other non-Transmedia point of sale transactions.

                Processing income is recognized when collected.

         (I)    COST OF SALES AND MEMBER DISCOUNTS

                Cost of sales is composed of the cost of rights-to-receive sold, related processing fees and provision for rights-to-receive losses.

                Member discount represents the cost of the specific discount earned by members whenever one of the two programs is used.

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

         (L)    LOSS PER COMMON AND COMMON EQUIVALENT SHARE

                Basic loss per share is based on the weighted average number of common shares outstanding during the period presented.

                Diluted loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding in the periods, assuming exercise of options and warrants calculated under the treasury stock method, based on average stock market prices at the end of the periods.

         (M)    COMPREHENSIVE INCOME AND LOSS

                Comprehensive income and loss presents a measure of all changes in shareholders' equity except for changes in equity resulting from transactions with shareholders in their capacity as shareholders. The Company's other comprehensive loss presently consists of net unrealized holding (losses) gains on investments available for sale. Total comprehensive losses were ($10,098), ($8,283), and ($350) for the years ended September 30, 1999, 1998 and 1997, respectively.

          (N)   RECLASSIFICATION

                Certain prior year amounts have been reclassified to conform to the 1999 presentation.

         (O)    USE OF ESTIMATES

                Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. The principal estimates used by the Company relate to the provision for rights to receive losses and the valuation allowance for net deferred tax assets.

(2)      ACQUISITION OF DINING A LA CARD

         On June 30, 1999, the Company concluded the acquisition from SignatureCard, Inc. ("SignatureCard"), a subsidiary of Montgomery Ward & Co., Incorporated, of assets related to a membership discount dining program SignatureCard operated under the Dining A La Card trade name and service mark. The assets acquired included various intellectual property rights and computer software, membership and merchant data, rights-to-receive, and, most significantly, a registered card platform, among other things.

         The acquisition was accounted for under the purchase method, and accordingly, the results of operations of the acquired company have been included in the consolidated results of Transmedia Network Inc., since the effective date of acquisition. The purchase price of $40,783 has been allocated, in its entirety, to the rights to receive. As consideration for the assets, the Company (1) paid SignatureCard $35,000 in cash at closing, (2) issued to SignatureCard 400,000 shares of the Company's common stock and (3) issued to SignatureCard a three-year option to purchase an additional 400,000 shares of the Company's common stock at a price of $4.00 per share. The options, which are included in the cost of the acquired assets, were valued using the Black-Scholes model and assigned a value of $697. The shares issued were valued at $4.32 per share using an average price over the measurement period. Commencing

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         December 31, 1999, SignatureCard, at any time prior to June 30, 2002, may require the Company to repurchase all or part of the 400,000 shares issued at the closing at a price of $8.00 per share. The guaranteed value of the puts recorded at September 30, 1999, is $2,336. In addition, during the two-year period following the closing, the Company has agreed to share with SignatureCard certain amounts recovered from rights to receive acquired, but not funded, at closing.

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

         To finance the acquisition, the Company obtained a $35,000 senior secured revolving bridge loan facility from The Chase Manhattan Bank (from which $29,000 was drawn down at closing) and a $10,000 term loan from GAMI Investments, Inc., an affiliate of EGI (which was drawn down in full) See Note 4.

         In connection with this acquisition, the Company paid a fee for transaction advisory services to Equity Group Investments LLC, an affiliate of the Company's largest stockholder ("EGI"), which is included in the cost of the acquired assets, of $386.

(3)      INVESTMENT BY EQUITY GROUP INVESTMENTS, INC.

         On March 4, 1998, the Company sold 2.5 million new-issued common shares and non-transferable warrants to purchase an additional 1.2 million common shares for a total of $10,625 to affiliates of Equity Group Investments, Inc., ("EGI") a privately held investment company. Net proceeds amounted to $9,825 after transaction costs. The non-transferable warrants have a term of five years; one third of the warrants are exercisable at $6.00 per share, another third are exercisable at $7.00 per share and the final third are exercisable at $8.00 per share. As part of this strategic investment, EGI nominated and the stockholders elected two candidates to the Board of Directors who joined three of the Company's existing directors and two new independent directors.

         As more fully described in Note 21, EGI invested an additional $6,846 in November, 1999, as a result of a Standby Purchase Agreement that they provided to support the Company's $10 million rights offering and eventual issuance of convertible preferred stock. As consideration for the standby note agreement, EGI received one million warrants, exercisable over a five-year period, at a price of $2.48.

(4)      FINANCING ACTIVITIES

         The facility obtained for the acquisition of Dining a la Card through Chase Manhattan Bank permits the Company to borrow up to an aggregate principal amount equal to the lesser of (i) $35,000 and (ii) the amount available under a borrowing base formula based on the amount of registered card program rights to receive receivables which meet certain eligibility criteria (which was $36,600 at the closing). The facility is secured by liens on substantially all of the Company's assets (including those purchased pursuant to the acquisition), other than those subject to an existing securitization facility, as well as the stock of the three principal subsidiaries: Transmedia Restaurant Company Inc., Transmedia Service Company Inc., and TMNI International Incorporated. The remaining proceeds of the facility are available in connection with the ongoing registered card business.

         Amounts drawn down under the facility accrue interest, at the Company's election, at either (i) 0.25% plus the greater of (a) the prime rate publicly announced by Chase in effect in New York, New York

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         and (b) the federal funds effective rate from time to time plus 1.5% or
         (ii) one month LIBOR plus 1.25%, and mature on December 30, 1999, or upon the earlier effectiveness of a permanent securitization facility of the registered card program rights-to-receive. The effective rate of interest at September 30, 1999 was 7.4%. Interest is payable monthly in arrears. Any amounts overdue under the facility accrues interest at the applicable rate plus 2%. The agreement contains customary events of default, as well a cross default to all other material indebtedness, including the Company's existing securitization facility and the GAMI loan. In connection with this facility, the Company paid a $500 fee to Chase upon the closing and was required to pay a monthly unused line fee equal to 0.375% of the average unused amount. The facility was paid off on December 30, 1999 with the proceeds of the $80 million securitization described below. Financing fees of $1.1 million were also paid.

         On December 30, 1999, the Company entered into the $80 million securitization of the combined rights to receive of both the private label and the registered card dining program. The proceeds drawn down at closing, approximately $65 million based on a similar borrowing base formula used in the bridge loan, were utilized to terminate and payoff $33 million non recourse notes from the 1996 securitization and the $27 million outstanding under the bridge loan. Additionally, the Company was required to pay a termination payment of approximately $900 to the investors of the 1996 securitization. The interest rate applicable to the facility will be either (1) the Eurodollar which is a rate 1.25% in excess of a rate per annum equal to the LIBOR Rate and will be limited to interest periods of up to three months and (2) the Alternate Base Rate which is the higher of (i) Chase's Prime rate and (ii) the Federal Funds Effective Rate plus 1.5%.

         The GAMI facility is a term loan made through an affiliate of EGI in the amount of $10,000 and was unsecured and subordinated to the Chase facility. Interest accrued on the principal amount outstanding was at the prime rate (as announced from time to time by Chase) plus 4%, payable monthly in arrears. The effective rate of interest at September 30, 1999 was 12.25%.

         The GAMI agreement required the Company to conduct a rights offering of rights to purchase a new series of preferred stock to be offered to each existing stockholder of record on a pro rata basis. The proceeds of the rights offering were earmarked to repay all outstanding amounts under this loan.

         In connection with the rights offering, EGI, through its affiliate and the Company's largest stockholder, Samstock L.L.C., agreed to act as a standby purchaser whereby, after exercising its initial rights and any additional subscription privileges, would purchase any shares not otherwise subscribed for by other stockholders. The rights offering closed on November 9, 1999, and $10 million of convertible preferred stock was issued (see Note 21). The proceeds were used to retire the GAMI obligation.

         The terms of this loan also required the Company to pay GAMI, at closing a cash fee of $500, which was reimbursable to the Company upon the consummation of the rights offering and the issuance to Samstock L.L.C. of warrants to purchase 1 million shares of the Company's common stock in consideration of providing the loan and if it acted as a standby purchaser in connection with the rights offering.

(5)      SALE OF RIGHTS-TO-RECEIVE

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

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         In exchange for the rights-to-receive, which have a retail value of approximately $66 million before member discounts, the Company received approximately $32 million, after transaction costs, and a 1% equity interest in the Issuer. Future excess cash flows, expected to be generated from the securitized assets as the rights-to-receive are exchanged for meals by Company cardholders, are remitted to the Company on a monthly basis as a return on capital from the Issuer. Excess cash flows are determined after payments of interest to noteholders and investors, as well as trustee and servicing fees. Rights-to-receive currently held by the Issuer, as well as cash and certain deposits restricted under the securitization agreement, have been separately depicted in the consolidated balance sheet.

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

         As more fully discussed in Note 4, on December 30, 1999, the Company entered into a new securitization agreement and simultaneously terminated the 1996 facility and paid off the non-recourse notes.

(6)      AMENDED COMPENSATION AGREEMENTS

         On December 29, 1997, the Company and Melvin Chasen, former Chairman of the Board, Chief Executive Officer and President, agreed to amend his employment agreement and to terminate his consulting agreement. As part of the agreement, Mr. Chasen agreed to a five-year non-compete and confidentiality agreement with the Company and relinquished his right to receive $1 million in the event of the sale of a control block of stock, as described in Note 2 above. Pursuant to this agreement, the Company made cash payment of $2.75 million to Mr. Chasen and recognized a one-time pre-tax charge of $3.1 million in the quarter ending December 31, 1997.

         During 1998, the Company entered into consulting agreements with certain former senior management personnel. These agreements required these personnel to perform services at the Company's request for a period not to exceed more than one year. The Company determined that it no longer requires, nor intended to utilize the service of these individuals, and recorded a charge of $463 relating to the remaining outstanding obligation under the consulting agreements for the year ended September 30, 1998

(7)      SECURITIES AVAILABLE FOR SALE

         Securities available for sale consist of marketable equitable securities that are recorded at fair value and have an aggregate cost basis of $280 as of September 30, 1999, 1998 and 1997. Gross unrealized gains were $545, $1,030, and $1,774 and gross unrealized losses were $194, $43, and $66 as of September 30, 1999, 1998 and 1997,
         respectively. Realized gains were $1,149 and $200 for the years ended September 30, 1999 and 1998, respectively. There were no realized gains in 1997. Deferred income taxes associated with the net unrealized gains were $134, $375, and $649 at September 30, 1999, 1998 and 1997,
         respectively.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(8)      EQUIPMENT HELD FOR SALE OR LEASE

         Equipment held for sale and lease consists primarily of electronic terminals used for credit card processing. The cost of the terminals on hand is determined on a first in, first out basis. The amount presented on the balance sheet represents the net book value of terminals after reduction for terminals sold and accumulated depreciation of $972 and $490 on terminals under lease at September 30, 1999 and 1998.

(9)      PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                         September 30,
                                                                 --------------------------------
                                                                          1999            1998
                                                                        -------         ------
                 Furniture and fixtures                      $              674             651
                 Office equipment                                        12,136          11,993
                 Leased equipment                                           174
                 Leasehold improvements                                     129             135
                                                                      ---------       ---------
                                                                         13,113          12,779
                 Less accumulated depreciation and
                      amortization                                       (6,700)         (5,947)
                                                                      ---------       ---------

                                                             $            6,413           6,832
                                                                      =========       =========

         Depreciation and amortization expense for the years ended September 30, 1999, 1998 and 1997 was $2,859, $2,711, and $1,812, respectively.

(10)     FAIR VALUES OF FINANCIAL INSTRUMENTS

         The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of cash and cash equivalents, restricted cash, accounts receivable, rights-to-receive, accounts payable, accrued expenses and notes payable is based on the short maturity of these instruments which approximate the carrying amounts at September 30, 1999 and 1998. The fair value of the rights-to-receive approximates the carry value due to their short-term nature. The fair value of the securities available for sale is based upon quoted market prices for these or similar instruments.

(11)     STOCK OPTION PLANS

         In March 1996, the 1996 Long-Term Incentive Plan (the "1996 Plan") was approved for adoption by the Company's stockholders as a successor plan to the 1987 Stock Option and Rights Plan (the "1987 Plan"). The 1996 Plan was amended August 5, 1998 to allow for non-employee directors to choose to take directors fees in either cash or a current or deferred stock award. In addition, the amount of shares available for grant under the 1996 Plan was increased to 1,505,966. Under the 1996 Plan, the Company may grant awards, which may include stock options, stock appreciation rights, restricted stock, deferred stock, stock granted as a bonus or in lieu of other awards, dividend equivalents and other stock based awards to directors, officers and other key employees and consultants of the Company. Stock options granted under the 1996 Plan may not include more than 505,966 incentive stock options for federal income tax purposes. The exercise price under an incentive stock option to a person owning stock representing more than 10 percent of the common stock must equal at least 110 percent of the fair market value at the date of grant. Options are exercisable beginning not less than one year after date of

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         grant. All options expire either five or ten years from the date of grant and each becomes exercisable in installments of 25 percent of the underlying shares for each year the option is outstanding, commencing on the first anniversary of the date of grant.

         At September 30, 1999, there were 443,716 shares available for grant under the 1996 Stock Plan. The per share weighted average fair value of stock options granted during 1999 and 1998 was approximately $2.70 and $4.95 on the date of grant using the Black-Scholes option-pricing model with the following assumption: 1999-expected no dividend yield risk-free interest rate or 6.25%, and expected lives ranging from five to ten years; 1998-expected no dividend yield, risk-free interest rate or 5.25%, and expected lives ranging from five to ten years.

         The Company has continued to comply with APB No.25 to account for stock options and accordingly, no compensation expense has been recognized in the financial statements. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                             1999                1998                1997
                                                             ----                ----                ----
         Net Income
            As reported                                   $(10,398)           $  (7,836)            $(424)
            Pro forma                                      (12,581)              (8,919)             (719)

         Net Income per Common and
         Common Equivalent Share
            As reported                                       (.80)                (.67)             (.04)
            Pro forma                                         (.96)                (.76)             (.06)

         The full impact of the calculation of compensation expense for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation expense is reflected over the option's vesting period which could be up to five years.

         Stock option activity during the periods indicated is as follows:

                                                    Incentive Stock Options           Nonqualified Options
                                                   ---------------------------    -----------------------------
                                                                   Weighted                        Weighted
                                                                   Average                          Average
                                                                   Exercise                        Exercise
                                                      Shares        Price            Shares          Price
         Balance at September 30, 1997                  709,968          8.54           247,500           6.02
                  Granted                               364,500          5.16                 -              -
                  Exercised                            (23,250)          4.38                 -              -
                  Cancellations                       (279,550)          9.72         (112,500)           7.44
                                                      ---------         -----         ---------           ----
         Balance at September 30, 1998                  771,668       $  6.57           135,000       $   4.83
                                                      ---------         -----         ---------           ----
                  Granted                               570,000          2.49                 -              -
                  Exercised                                   -             -                 -              -
                  Cancellations                        (80,575)         12.52         (135,000)           4.83
                                                      ---------         -----         ---------           ----
         Balance at September 30, 1999                1,261,093          4.34                 -              -
                                                      =========         =====         =========           ====

         At September 30, 1999, the range of weighted average exercise prices and remaining contractual life of outstanding options was $2.0 to $15.00 and 2.75 to 10 years, respectively.

         At September 30, 1999 and 1998, the number of options exercisable were 901,593 and 630,918 and the

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         weighted-average exercise price of those options was $5.30 and $6.99, respectively.

(12)     INCOME TAXES

         The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 1999 and 1998 are as follows:

                                                                                        1999             1998
                                                                                        ----             ----
         Deferred tax assets:
              Reserve for rights-to-receive losses                                 $           694     $        394
              Lawsuit settlement                                                             1,077                -
              Travel programs and reserve for frequent flyer miles
                 obligation                                                                     37               78
              Charitable contributions                                                          58               65
              Net operating loss carryforward                                                4,577            1,610
              Consulting charges                                                                 -              234
              Intangible assets                                                                758              864
              Other                                                                            156              557
                                                                                               ---              ---

                    Gross deferred tax assets                                                7,357            3,802
                          Less valuation allowance                                          (6,005)            (972)
                                                                                            ------           ------

                    Deferred tax assets                                                      1,352            2,830
                                                                                            ------           ------

         Deferred tax liabilities:
              Unrealized gain on securities available for sale                                 134              375
              Deferred acquisition costs                                                       551              229
              Property and equipment                                                           667              467
                                                                                            ------           ------

                    Deferred tax liabilities                                                 1,352            1,071
                                                                                            ------           ------

                             Net deferred tax asset                                              -            1,759
                                                                                            ======           ======

         SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. A valuation allowance was recorded for the full amount of the net deferred tax assets as of September 30, 1999, due to the Company's recurring losses. The valuation allowance at September 30, 1999 and 1998 was $6,005 and $972, respectively. The decrease in deferred tax liability related to securities available for sale was ($241), and ($274) during 1999 and 1998, respectively.

         A net operating loss carryforward of $12,044 was available at the year ended September 30, 1999. The loss will expire in 2019.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         Income tax provision (benefit) for the years ended September 30, 1999, 1998 and 1997 is as follows:

                                                                Current          Deferred            Total
                                                                -------          --------            -----
                1999:
                     U.S. federal                         $              -           1,240              1,240
                     State and local                                     -             760                760
                                                                     -----          ------            -------

                                                          $              -           2,000              2,000
                                                                     =====          ======            =======

                1998:
                     U.S. federal                         $           (587)         (1,774)            (2,361)
                     State and local                                   (33)           (206)              (239)
                                                                     ------         -------           --------

                                                          $           (620)         (1,980)            (2,600)
                                                                     ======         =======           ========

                1997:
                     U.S. federal                         $             (4)           (206)              (210)
                     State and local                                     -             (50)               (50)
                                                                     -----          -------           --------

                                                          $             (4)           (256)              (260)
                                                                     ======         =======           ========

         Reconciliation of the statutory federal income tax rate and the Company's effective rate for the years ended September 30, 1999, 1998 and 1997, is as follows:

                                               1999                         1998                        1997
                                     ---------------------------  --------------------------  ---------------------------
                                                      $ of                        % of                         % of
                                                     pretax                      pretax                       pretax
                                        Amount      earnings         Amount     earnings          Amount     earnings
                                        ------      --------         ------     --------          ------     --------
        Federal tax rate          $       (2,855)     34.0       $     (3,548)     34.0       $       (232)     34.0
        State and local taxes,
             net of federal
             income tax benefit             (336)      4.0               (417)      4.0                (33)      4.8
        Valuation allowance
             change                        5,033     (59.9)               972      (9.3)                 -       -
        Other                                158      (1.9)               393      (3.8)                 5      (0.8)
                                         -------      -----            ------      -----             -----      -----

                                  $        2,000     (23.8)%     $     (2,600)     24.9%      $       (260)     38.0%
                                         =======     =======           =======     =====              =====     =====

 (13)    FRANCHISE AGREEMENTS

         The Company, as franchiser, had previously entered into various ten-year franchising agreements to assist in its national expansion through the years 1990 to 1995. In accordance with these agreements, franchisees were granted a territory with a defined minimum of full-service restaurants that accept certain major credit cards. The Company provides marketing, advertising, training and other administrative support.The franchisees are responsible for soliciting restaurants and cardholders, advancing consideration to the restaurants to obtain rights-to-receive food and beverage credits, and maintaining adequate insurance.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         In consideration for granting the franchises, the franchisees paid the Company initial franchise fees and an initial fee to the Company's advertising and development fund. Continuing fees paid by the franchisees are as follows:

               o 7.5 percent of the total food and beverage credits used within the franchisee's territory.

               o 2.5 percent of the total credits used within the franchisee's territory to be deposited into the advertising and development fund.

               o  A processing fee of twenty cents per sale transaction.

               o A weekly service charge of twenty-three cents per participating restaurant in the franchisee's territory.

         The Company ceased francising in 1995, and in 1997, the Board authorized a systematic reacquisition of the franchise territories. In 1997, the Company reacquired for cash the right to operate its business in California, Oregon, Washington and a portion of Nevada, Western's rights-to-receive and its furniture, fixtures and equipment, as well as the assumption of certain obligations. The transaction closed on January 2, 1997. The purchase price was approximately $7,454 of which $5,017 represented the cost of the franchise, which has been recorded as the excess of cost over net assets acquired. The Company had previously received 60,000 shares of publicly traded common stock in connection with the initial sale of this franchise, representing 2.3 percent of the franchisee's common stock. The shares are included in securities available for sale. In addition, a director of the Company owns 6.5 percent of the franchisee's common stock.

         In fiscal 1998, the Company determined that lagging performance in the reacquired West Coast sales territories indicated that the undiscounted cash flows from this former franchise would be less than the carrying value of the long-lived assets related to the franchise. Accordingly, the Company recognized an asset impairment loss of $2,169 ($.18 per share) for the difference between the carrying value of the related excess of cost over net assets acquired and the fair value of the asset based on discounted estimated future cash flows.

         On December 4, 1997, the Company acquired all the rights-to-receive of East America Trading Company, its franchisee in the Carolinas and Georgia, and terminated and canceled the franchise agreement in exchange for 170,000 shares of Transmedia Network stock. On July 15, 1998, and February 10, 1999, respectively the Company acquired all the rights-to-receive, and the right to conduct business, in the Dallas/Fort Worth and Houston sales territories from its franchisee, the Texas Restaurant Card, Inc (TRC). The aggregate purchase price was approximately $2,406 of which $1,653 represented the cost of the franchise, which has been recorded as the excess of cost over net assets acquired. The Company assumed operational control of these reacquired territories. (See Note 21)

(14)     LICENSE AGREEMENTS

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

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         In consideration for granting the exclusive licenses, the licensee paid the Company license fees aggregating $2,375 for the master license agreements and has granted to the Company a five percent equity interest in the new entities which will operate in the United Kingdom, Australia and New Zealand. The shares comprising the equity interests are included in securities available for sale. The principal continuing fees to be paid by the licensee are royalties of two percent of gross sales of the Australia and New Zealand sublicensee and the United Kingdom sublicensee, and 25 percent of any other amounts that the licensee receives from the sublicensee.

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

         The Company continues to negotiate with its licensee to reacquire the licenses for Transmedia Europe and Asia-Pacific, Inc. To date, the Company has not received payment on either the aforementioned note receivable or certain outstanding royalty obligations. Both the note and accrued interest has been reserved. In fiscal 1999, the Company realized gains of $1,149 in connection with the sale of the licensee securities.

(15)     LEASES

         The Company leases certain equipment and office space under long-term lease agreements.

         Future minimum lease payments under noncancelable operating leases as of September 30, 1999 are as follows:

                                            Year ending
                                           September 30,                                    Amount
                                           -------------                                    ------
                                                2000                                    $          831
                                                2001                                               633
                                                2002                                               201
                                                2003                                               113
                                                2004                                                29
                                             Thereafter                                              -
                                                                                                 -----
                                    Total minimum lease payments                       $         1,807
                                                                                                 =====

         Rent expense charged to operations was $794, $710, and $625 for the years ended September 30, 1999, 1998 and 1997, respectively.

(16)     RELATED PARTY TRANSACTIONS

         On June 30, 1999, the Company entered into a short term loan with GAMI, an affiliate of Samstock, its largest stockholder, to provide interim debt financing in a total aggregate amount of $10,000 (See Note 4). During the year ended September 30, 1999, the Company paid interest relating to the GAMI loan of $310.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         The Company has a management agreement with EGI, an affiliate of Samstock, its largest stockholder, in which EGI provides investment advisory and other managerial services to the Company. During the year ended September 30, 1999, the Company paid approximately $250 to EGI for these services.

(17)     COMMITMENTS

         On July 14, 1995, the Company entered into an unconditional guaranty agreement with a financial institution, to extend credit in the amount of $450 to a franchisee, which agreement is still outstanding at September 30, 1999.

         The Company has amended its employment agreement with the president of its wholly-owned subsidiary, Transmedia Restaurant Company. The agreement provides for salary at an annual rate of $335 through September 30, 2001, plus eligibility for a bonus up to 50% of his salary.

         The Company has an ongoing Service Collaboration Agreement with SignatureCard as a result of the DALC acquisition. In exchange for providing the Company with members, either through their own marketing efforts or their agreement with the airlines, SignatureCard is entitled to receive a profit participation, if applicable, based on dining sales generated by those members, as well as a percentage of the fees received from those members. For the three-month period, from acquisition to September 30, 1999, SignatureCard received approximately $106 in fees. There was no profit participation due at that date.

(18)     YEAR 2000 COMPUTER COMPLIANCE

         In 1998, the Company initiated a plan ("Plan") to identify, assess, and remediate "Year 2000" issues within each of its computer programs and certain equipment which contain micro-processors. The Plan addressed the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and 2000, if a program or chip uses only two digits rather than four to define the applicable year. The Company divided the Plan into six major phases: assessment, planning, validation, conversion, implementation and testing. After completing the assessment and planning phase in late last 1998, the Company hired an independent consulting firm to validate the Plan. All software development and installation is currently believed to be in compliance. The Company worked with an outside vendor on the conversion, implementation and testing phases. Systems that were determined not to be Year 2000 compliant have been either replaced or reprogrammed, and thereafter tested for Year 2000 compliance. The Company believes that at September 30, 1999 the conversion, implementation and testing phases have been materially completed. The original budget for the total cost of remediation (including replacement software and hardware) and testing, as set forth in the Plan, was $500. The Company's aggregate spending on the Year 2000 remediation at September 30, 1999, which has been expensed, was $641.

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

(19)     BUSINESS AND CREDIT CONCENTRATIONS

         Most of the Company's customers are located in the New York City, California, Massachusetts and Florida areas. No single customer accounted for more than 5 percent of the Company's sales in any fiscal year presented.

         No single restaurant's rights-to-receive balance was greater than 5 percent of the total rights-to-receive balance at September 30, 1999 or 1998.

         Airline membership represents approximately 61% of the total registered card members and approximately 38% of the Company's total membership.

 (20)    LITIGATION

         In December 1996, the Company terminated its license agreement with Sports & Leisure Inc. ("S&L"). In February 1997, S&L commenced an action against the Company in the 11th Judicial Circuit, Dade County, Florida, alleging that the Company improperly terminated the S&L license agreement and seeking money damages. In the quarter ended December 31, 1998, a reserve of $1,000 was established and recorded in selling, general and administrative expenses to cover management's estimate of the potential cost and expenses of this litigation and other legal matters.

         On November 19, 1999, the Company, in an effort to avoid prolonged litigation, settled the outstanding lawsuit with its former licensee. Under the terms of the settlement S & L, Inc. will receive $2.1 million in cash and 280,000 shares of common stock for a total of approximately $2,835 or 22 cents per share. The impact of the settlement based on the fair value of the common stock and net of the $1,000 reserve amount previously provided by the Company in the first quarter of fiscal 1999, is approximately $1.835 million and has been recognized in the fourth quarter ended September 30, 1999.

(21)     SUBSEQUENT EVENTS

         On November 9, 1999, the Company completed its Rights Offering to existing stockholders resulting in the issuance of 4,149,378 convertible, redeemable preferred shares. The preferred shares have a dividend rate of 12%, of which 6% is payable in cash, quarterly in arrears, and the remaining 6% accrues unless otherwise paid currently at the Company's discretion, until conversion by the holder. Each preferred share may be converted into common stock at the option of the holder at any time. The initial rate of conversion is one to one. Subsequent conversion rates could be higher to the extent of accrued but unpaid dividends. If not previously converted, the Company may commence redemption of the preferred shares on the fifth anniversary of the rights offering.

         The proceeds from the stock issuance of $10,000 were used to retire the $10,000 bridge loan obtained from GAMI Investment. Pursuant to its subscription privileges and as a Standby Purchaser for any unsubscribed shares, EGI acquired 2.84 million of the preferred shares. The additional investment provides EGI with the right to designate an additional member to the Board of Directors. The size of the Board will increase by one if EGI chooses to exercise that right.

         On December 16, 1999, the Company acquired all the Rights-to-Receive, and the right to conduct business of the San Antonio and Austin sales territory from its franchisee, the Texas Restaurant Card,

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         Inc. The purchase price was $950 of which $788 represents the cost of the franchise which has been recorded as the excess of cost over net assets acquired. With the acquisition of these sales territories, the Company has reacquired all of the sales territories of the Texas Restaurant Card, Inc., and the right to conduct business in Texas and has settled any and all obligations under the franchise agreement, as amended.

(22)     SELECTED QUARTERLY FINANCIAL DATA

(a)      Selected quarterly financial data is as follows:

                                                   Three months ended                        Year ended
                                ---------------------------------------------------------  ---------------
                                September 30,    June 30,     March 31,    December 31,    September 30,
                                    1999           1999          1999          1998             1999
                                    ----           ----          ----          ----             ----
    Gross dining sales:                49,618         23,893        24,205        22,756          120,472

    Operating revenue:                 12,584          7,679         7,599         6,926           34,788

    Operating income (loss):           (1,498)        (1,410)       (1,307)       (1,779)          (5,994)

    Net income:                        (5,109)        (2,065)       (1,871)       (1,353)         (10,398)

    Basic earnings per share             (.39)          (.16)         (.14)         (.11)            (.80)
    Diluted earnings per                 (.38)          (.16)         (.14)         (.11)            (.79)
         share:

                                                  Three months ended
                                                                                             Year ended      Year ended
                                September 30,    June 30,      March 31,    December 31,   September 30,   September 30,
                                    1998           1998          1998           1997            1998            1997
                                    ----           ----          ----           ----            ----            ----
    Gross dining sales:       $        24,091         23,661        24,761         23,036          95,549         101,301

    Operating revenue:                  7,244          7,556         7,664          7,677          30,141          30,944

    Operating income:                  (4,263)          (245)         (165)        (2,792)         (7,465)            698

    Net Income:                        (4,739)          (502)         (490)        (2,105)         (7,836)           (424)

    Basic and diluted
         earnings per share:             (.37)          (.04)         (.04)          (.21)           (.67)           (.04)

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(B) UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

On June 30, 1999 the Company acquired most of the assets and operations related to a membership discount dining program SignatureCard operated under the Dining A La Card trade name and service mark. Accordingly, the Company's Consolidated Statements of Operations for the year ended September 30, 1998 reflects the operations of Transmedia only. Unaudited Pro forma Consolidated Statements of Operations have been provided herein to report the results of operations for the years ended September 30, 1998 and for comparative purposes, the nine-month period ending September 30, 1999 as though the companies had combined at the beginning of the periods being reported. The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE YEAR ENDED SEPTEMBER 30, 1998
                             (AMOUNTS IN THOUSANDS)


                                                      HISTORICALS
                                                    ----------------       PRO FORMA      PRO FORMA
                                                    TMN      DALC(A)      ADJUSTMENTS      COMBINED
                                                    ---      -------      -----------      --------
Operating revenue:
   Gross dining sales                              95,549     120,512              -         216,061

   Cost of sales                                   54,446      98,964 (B)     (8,000)        145,410
   Cardmember discounts                            21,444      24,262                         45,706
                                                  -------     -------        -------         -------

   Net revenues from rights-to-receive             19,659      (2,714)         8,000  (I)     24,945

Other income                                       10,482      10,629         (7,100) (C)     14,001
                                                  -------     -------        -------         -------

      Total operating revenue                      30,141       7,915            890          38,946
                                                  -------     -------        -------         -------

Operating expenses:
   Selling, general & administrative expenses      26,796      22,281        (10,873) (H)     38,204
   Cardmember acquisition and promotion             5,097      32,927        (21,069) (D)     16,955
   Amended compensation agreements                  3,544           -                          3,544
   Assets impairment loss                           2,169           -                          2,169
                                                  -------     -------        -------         -------

      Total operating expenses                     37,606      55,208        (31,942)         60,872

         Operating income (loss)                   (7,465)    (47,293)        32,832         (21,926)

Other income (expenses)                            (2,971)          -         (3,617) (E)     (6,588)
                                                  -------     -------        -------         -------

         Income (loss) before taxes               (10,436)    (47,293)        29,215         (28,514)

Income tax provision (benefit)                     (2,600)     (7,806)                (F)    (10,835)
Income tax valuation allowance                                                        (F)     10,835

         Loss before equity loss and accounting
         change                                    (7,836)    (39,487)        29,215         (28,514)

   Equity in loss of Cardplus Japan                     -        (220)           220  (G)          -
   Cumulative effect of accounting change               -      (2,105)         2,105  (J)          -
                                                  -------     -------        -------         -------

         Net income (loss)                         (7,836)    (41,812)        31,540         (28,514)
                                                  =======     =======        =======         =======

Operating income (loss) per common and common
   equivalent share:
      Basic and Diluted                             (0.63)          -                          (1.80)
                                                  =======     =======        =======         =======

Net income (loss) per common and common
   equivalent share:
      Basic and Diluted                             (0.67)          -                          (2.33)
                                                  =======     =======        =======         =======

Weighted average number of common and common
   equivalent shares outstanding:
      Basic                                        11,773                        400          12,173
                                                  =======     =======        =======         =======

      Diluted                                      11,825                        400          12,225
                                                  =======     =======        =======         =======

See notes to unaudited pro forma financial information

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES
            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE NINE MONTH PERIOD ENDING SEPTEMBER 30, 1999
                             (AMOUNTS IN THOUSANDS)


                                                      HISTORICALS
                                                    ----------------       PRO FORMA      PRO FORMA
                                                    TMN      DALC(K)      ADJUSTMENTS      COMBINED
                                                    ---      -------      -----------      --------
Operating revenue:
   Gross dining sales                              97,716      61,384              -         159,100

   Cost of sales                                   57,051      39,099 (L)                     96,150
   Cardmember discounts                            21,284      13,195                         34,479
                                                  -------     -------        -------         -------

   Net revenues from rights-to-receive             19,381       9,090              -          28,471

Other income                                        8,481       4,378         (2,933) (M)      9,926
                                                  -------     -------        -------         -------

      Total operating revenue                      27,862      13,468         (2,933)         38,397
                                                  -------     -------        -------         -------

Operating expenses:
   Selling, general & administrative expenses      26,811      10,008         (5,437) (R)     31,382
   Cardmember acquisition and promotion             5,266       8,890         (2,690) (N)     11,466
                                                  -------     -------        -------         -------

      Total operating expenses                     32,077      18,898         (8,127)         42,848

         Operating income (loss)                   (4,215)     (5,430)          5,193         (4,452)

Other income (expenses)                            (2,830)          -         (1,888) (O)     (4,718)
                                                  -------     -------        -------         -------

         Income (loss) before taxes                (7,045)     (5,430)         3,305          (9,170)

Income tax provision (benefit)                                                (3,484) (P)     (3,484)
Income tax valuation allowance                      2,000                      3,484  (P)       5,484

         Loss before equity loss and gain on sale
         of dining assets                          (9,045)     (5,430)          3,305        (11,169)

   Gain on sale of dining assets                                2,089         (2,089) (S)          -
   Equity in loss of Cardplus Japan                              (212)           212  (Q)          -
                                                  -------     -------        -------         -------

         Net income (loss)                         (9,045)     (3,553)         1,428         (11,169)
                                                  =======     =======        =======         =======

Operating loss per common and common
   equivalent share:
      Basic and Diluted                             (0.32)          -                          (0.34)
                                                  =======     =======        =======         =======

Net loss per common and common
   equivalent share:
      Basic and Diluted                             (0.69)          -                          (0.85)
                                                  =======     =======        =======         =======

Weighted average number of common and common
   equivalent shares outstanding:
      Basic                                        13,043                                     13,043
                                                  =======     =======        =======         =======

      Diluted                                      13,157                                     13,157
                                                  =======     =======        =======         =======

See notes to unaudited pro forma financial information

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTES TO UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

1.       SIGNIFICANT ACCOUNTING POLICIES

There are currently no material differences in the significant accounting policies of Transmedia Network, Inc. and Dining A La Card ("the Companies") therefore, no consideration has been given to conforming the Companies' significant accounting policies in this pro forma presentation. The Companies do not expect to have material changes to current accounting policies in connection with the transaction.

2.       RECLASSIFICATIONS

Certain reclassifications have been made to the historical statement of operations of Dining A La Card to conform to the presentation used by Transmedia Network Inc. These reclassification relates to the presentation of rights to receive losses and cost of sales.

3. UNAUDITED PRO FORMA STATEMENT OF OPERATIONS ADJUSTMENTS FOR THE TWELVE MONTHS ENDING SEPTEMBER 30, 1998

(A) Dining A La Card statement of operations is for the twelve-month period ending December 31, 1998 while Transmedia's statement of operations is for the twelve-month period ending September 30, 1998.

(B) Dining A La Card rights-to-receive losses of $25,962 have been reclassified to cost of sales to conform with Transmedia's presentation.

(C) In accordance with the Marketing Collaboration Agreement between Transmedia and Signature, SignatureCard will receive 67% of all membership dues collected from Dining A La Card members.

(D) To remove marketing amortization, since under the Marketing Collaboration Agreement, SignatureCard will provide Dining A La Card members to Transmedia at no cost.

(E) To record the amortization of deferred financing cost of $567 over the estimated six-month life of the GAMI loan, plus record interest expense on the outstanding debt.

(F) To adjust the income tax benefit using Transmedia's statutory rate for 1998 of 38%, and record an income tax valuation allowance required by SFAS No. 109.

(G) To eliminate Dining A La Card's equity loss in CardPlus Japan since Transmedia did not purchase those assets.

(H) To remove Dining A La Card's internal interest expense included in general and administrative and a portion of the general and administrative expenses allocated from Signature, which was eliminated as part of the acquisition.

(I) To remove one time write-down of Dining A La Card's RTR portfolio of approximately $8,000 and bring to fair value.

(J)      Remove cumulative effect of accounting change

4. UNAUDITED PRO FORMA STATEMENT OF OPERATIONS ADJUSTMENTS FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1999

(K) Dining A La Card interim statement of operations is for the six-month period ending June 30, 1999. A statement of operations for the nine-month period ending June 30, 1999 for Dining A La Card is not available and therefore not presented. Dining A La Card operations from June 30, 1999 to September 30, 1999 are included in Transmedia's operations. For comparability purposes, Transmedia derived its statement of operations for the nine-month period ending September 30, 1999 by removing the operations for the three months ending December 31, 1998 from the operation for the twelve-months ending

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


     September 30, 1999. For the period excluded, Transmedia's reported gross dining sales of $22,756 and a net loss of $1,353, which were reported in the 10-Q for that period and are incorporated herein by reference.

(L) Dining A La Card rights-to-receive losses of $2,749 have been reclassified to cost of sales to conform with Transmedia's presentation.

(M) In accordance with the Marketing Collaboration Agreement between Transmedia and SignatureCard, SignatureCard will receive 67% of all membership dues collected from Dining A La Card members.

(N) To remove marketing amortization, since under the Marketing Collaboration Agreement, SignatureCard will provide Dining A La Card members to Transmedia at no cost.

(O) To record the amortization of deferred financing cost of $567 over the estimated six month life of the GAMI loan, plus record interest expense on the outstanding debt.

(P) To adjust the income tax benefit using Transmedia's statutory rate for 1999 of 38%, and record an income tax valuation allowance required by SFAS No. 109.

(Q) To eliminate Dining A La Card's equity loss in Cardplus Japan since Transmedia did not purchase those assets.

(R) To remove Dining A La Card's internal interest expense included in general and administrative and a portion of the general and administrative expenses allocated from SignatureCard, which were eliminated as part of the acquisition.

(S) To remove gain on sale of dining assets which resulted from Transmedia's purchase of Dining A La Card.

                            TRANSMEDIA NETWORK, INC.

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

        For each of the years in the three-years ended September 30, 1999
                                 (in thousands)

                                                     Balance,       Charged                                    Balance,
                                                    beginning          to                       Acquisition     end of
                                                     of year        expenses      Write-offs      Of DALC        year
                                                     -------        --------      ----------      -------        ----
Accounts receivable:
     Year ended September 30, 1999:
        Allowance for doubtful
          accounts                                       $    15            514            (514)          -           15
                                                            ====            ===            =====  =========           ==

     Year ended September 30, 1998:
        Allowance for doubtful
          accounts                                       $    15            497            (497)          -           15
                                                            ====         ======          =======  =========         ====

     Year ended September 30, 1997:
        Allowance for doubtful
          accounts                                       $    15            501            (501)          -           15
                                                            ====         ======          =======  =========         ====

Rights to receive:
     Year ended September 30, 1999:
        Allowance for doubtful
          accounts                                      $  1,037          4,088          (2,772)     12,519       14,872
                                                           =====          =====          =======     ======       ======

     Year ended September 30, 1998:
        Allowance for doubtful
          accounts                                     $     765          3,822          (3,550)          -        1,037
                                                             ===          =====          ======  ==========      =======

     Year ended September 30, 1997:
        Allowance for doubtful
          accounts                                     $     320          3,209          (2,764)          -          765
                                                             ===          =====          ======  ==========     ========

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
             DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information called for by Item 10 is set forth under the heading "Executive Officers of the Registrant" in Part I hereof and in "Election of Directors" in the Company's 1999 Proxy Statement, which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information called for by Item 11 is set forth under the heading "Executive Compensation" in the Company's 1999 Proxy Statement, which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1999 Proxy Statement, which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in the Company's 1999 Proxy Statement, which is incorporated herein by this reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

         The following documents are being filed as part of this Report:

         (a)(1)   Financial Statements:
                    Transmedia Network Inc.
                    See "Index to Financial Statements" contained in Part II,
                    Item 8.

         (a)(2)   Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts

         (a)(3)   Exhibits

DESIGNATION                         DESCRIPTION
-----------                         -----------
1.1      Form of Standby Purchase Agreement between Transmedia Network Inc. and
           Samstock, L.L.C. (k)

3.1      Certificate of Incorporation of Transmedia Network Inc., as amended.
           (b)

3.2      Certificate of Amendment to the Certificate of Incorporation of
           Transmedia Network Inc. (e)

3.3      Certificate of Amendment to the Certificate of Incorporation of
           Transmedia Network Inc., as filed with the Delaware Secretary of State on March 22,1994.(a)

3.4      Form of Amendment to the Certificate of Incorporation of Transmedia
           Network Inc. (k)

3.5      Form of Certificate of Designations, Preferences and Rights of Series A
           Senior Convertible Redeemable Preferred Stock. (k)

3.6      By-Laws of Transmedia Network Inc. (c)

4.1      Form of Series A Preferred Stock certificate (k)

4.2      Form of Rights Agreement between Transmedia Network Inc. and American
           Stock Transfer & Trust Company, as subscription agent. (k)

4.3      Second Amended and Restated Investment Agreement dated as of June 30,
           1999 among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C., and, with respect to Section 5 of the Agreement only, Robert M. Steiner, as trustee under declaration of trust dated March 9, 1983, as amended, establishing the Robert M. Steiner Revocable Trust.(k)

10.1     Asset Purchase Agreement, dated as ofMarch 17, 1999, between
           Transmedia Network Inc. and SignatureCard, Inc., as amended by Amendment No. 1 thereto dated as of April 15, 1999 and Amendment No. 2 thereto dated as of May 31, 1999.(j)

10.2     Option Agreement, dated as of June 30, 1999, between Transmedia Network
           Inc. and SignatureCard, Inc. (j)

10.3     Services Collaboration Agreement, dated as of June 30, 1999, between
           Transmedia Network Inc. and SignatureCard, Inc.(j)

10.4     Credit Agreement, dated as of June 30, 1999, between Transmedia Network
           Inc. and The Chase Manhattan Bank.(j)

10.5     Security Agreement, dated as of June 30, 1999, between Transmedia
           Network Inc. and The Chase Manhattan Bank. (j)

10.6     Pledge Agreement, dated as of June 30, 1999, between Transmedia Network
           Inc. and The Chase Manhattan Bank. (j)

10.7     Credit Agreement, dated as of June 30, 1999, between GAMI Investments,
           Inc., Transmedia Network Inc., Transmedia Restaurant Company Inc., Transmedia Service Company Inc. and TMNI International Incorporated.
              (j)

10.8     1987 Stock Option and Rights Plan, as amended. (a)

10.9     Form of Stock Option Agreement (as modified) between Transmedia Network
           Inc. and certain Directors.(g)

10.10    Amended and Restated Employment Agreement dated as of November 15, 1996 between Transmedia Network Inc. and Melvin Chasen.(f)

10.11    Amended and Restated Consulting Agreement dated as of November 15, 1996 between Transmedia Network Inc. and Melvin Chasen.(f)

10.12    Second Restated and Amended Employment Agreement dated as of October 1,
           1998 between Transmedia Network Inc. and James Callaghan. (k)

10.13    Master License Agreement dated December 14, 1992 between Transmedia
           Network Inc. and Conestoga Partners, Inc.(d)

10.14    First Amendment to Master License Agreement dated April 12, 1993, between Transmedia Network Inc. and Conestoga Partners, Inc. (e)

10.15    Second Amendment to Master License Agreement -- Assignment and
           Assumption Agreement dated August 11, 1993 among Transmedia Network Inc., TMNI International Incorporated and Transmedia Europe, Inc.(e)

10.16    Master License Agreement Amendment No. 3 dated November 22, 1993 between TMNI International Incorporated and Transmedia Europe,
           Inc.(e)

10.17    Master License Agreement dated March 21, 1994 between TMNI
           International Incorporated and Conestoga Partners II, Inc. licensing rights in the Asia Pacific region. (a)

10.18    Agreement, dated as of December 6, 1996, among Transmedia Network Inc.,
           TMNI International Incorporated, Transmedia Europe Inc. and Transmedia Asia Pacific Inc.(f)

10.19    Stock Purchase and Sale Agreement, dated as of November 6, 1997, among
           Transmedia Network Inc., Samstock, L.L.C., and Transmedia Investors, L.L.C. (h)

10.20    Form of Warrant to purchase Common Stock.(i)

10.21    Amended and Restated Agreement Among Stockholders Agreement, dated as of March 3, 1998, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C., Melvin Chasen, Iris Chasen and Halmstock Limited Partnership. (i)

10.22    Stockholders Agreement, dated as of March 3, 1998, among Transmedia
           Network Inc., EGI-Transmedia Investors, L.L.C., Samstock, L.L.C. and Melvin Chasen and Halmstock Limited Partnership. (i)

10.23    Security Agreement dated as of December 1, 1996 among TNI Funding
           Company I, L.L.C. as Issuer, The Chase Manhattan Bank as Trustee and as Collateral Agent, TNI Funding I, Inc., as Seller and Transmedia Network Inc., as Servicer. (g)

10.24    Purchase Agreement dated as of December 1, 1996 among Transmedia
           Network Inc., Transmedia Restaurant Company Inc., Transmedia Service Company Inc. and TNI Funding I, Inc., as Purchaser.(g)

10.25    Purchase and Servicing Agreement dated as of December 1, 1996 among TNI
           Funding Company I, L.L.C., as Issuer, TNI Funding I, Inc. as Seller, Transmedia Network Inc., as Servicer, Frank Felix Associates, Ltd., as Back-up Servicer and The Chase Manhattan Bank, as Trustee.(g)

10.26    Indenture dated as of December 1, 1996 between TNI Funding Company I,
           L.L.C., as Issuer and The Chase Manhattan Bank, as Trustee.(g)

10.27    Letter of Agreement dated January 29, 1997 between Transmedia Network
           Inc. and Stephen E. Lerch. (g)

10.28    Transmedia Network Inc. 1996 Long-Term Incentive Plan (including
           Amendments through August 5, 1998).(b)

10.29    Employment Agreement dated as of January 5, 1999 between Transmedia
           Network Inc. and Christine Donohoo.(k)

10.30    Employment Agreement dated as ofOctober 14, 1998 between Transmedia
           Network Inc. and Gene M. Henderson.(k)

12.1     Statement regarding calculation of earnings to fixed charges. (k)

21.1     Subsidiaries of Transmedia Network Inc.(a)

23.2     Consent of KPMG LLP. (l)

23.3     Consent of Arthur Andersen LLP. (l)

24.1     Power of Attorney (included in the signature page hereto). (l)

27.1     Financial datat schedule

Legend:

           (a) Filed as an exhibit to Transmedia's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated by reference.

           (b) Filed as an exhibit to Transmedia's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated by reference thereto.

           (c) Filed as an exhibit to the Post Effective Amendment to the Registration Statement on Form S-1 (Registration No. 33-5036), and incorporated by reference thereto.

           (d) Filed as an exhibit to Transmedia's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, and incorporated by reference thereto.

           (e) Filed as an exhibit to Transmedia's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, and incorporated by reference thereto.

           (f) Filed as an exhibit to Transmedia's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, and incorporated by reference thereto.

           (g) Filed as an exhibit to Transmedia's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1997, and incorporated by reference thereto.

           (h) Filed as an exhibit to Transmedia's Current Report on Form 8-K dated as of November 6, 1997, and incorporated by reference thereto.

           (i) Filed as an exhibit to Transmedia's Current Report on Form 8-K filed on March 3, 1998.

           (j) Filed as an exhibit to Transmedia's Current Report on Form 8-K filed on July 14, 1999, and incorporated by reference thereto.

           (k) Filed as an exhibit to Transmedia's Registration Statement in Form S-2 (registration no. 333-84947), and incorporated by reference thereto.

         (i) The Company did not file any Form 8-K Current Reports during the fourth quarter of the fiscal year ended September 30, 1999.

         (ii)     Exhibits:

                  See paragraph (a) (3) above for items filed as exhibits to this Annual Report on Form 10-K as required by Item 601 of Regulation S-K.

         (iii)    Financial Statement Schedules:

                  See paragraphs (a)(1) and (a)(2) above for financial statement schedules and supplemental financial statements filed as part of this Annual Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of January, 2000.

                                        TRANSMEDIA NETWORK INC.

                                        By: /s/STEPHEN E. LERCH
                                            ------------------------------------
                                            Name:  Stephen E. Lerch
                                            Title: Executive Vice President and
                                                   Chief Financial Officer

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

                                     CAPACITY IN
     SIGNATURE                       WHICH SIGNED                    DATE
     ---------                       ------------                    ----

/s/ F. Philip Handy         Chairman of the Board,             January 4, 2000
-------------------------
F. Philip Handy

/s/ Gene M. Henderson       Director                           January 4, 2000
-------------------------   President and
Gene M. Henderson           Chief Executive Officer

/s/ Rod Dammeyer            Director                           January 4, 2000
-------------------------
Rod Dammeyer

/s/ Lester Wunderman        Director                           December 30, 1999
-------------------------
Lester Wunderman

/s/ George Wiedemann        Director                           January 4, 2000
-------------------------
George Wiedemann

/s/ Jack Africk             Director                           January 4, 2000
-------------------------
Jack Africk

                            Director                           January __, 2000
-------------------------
Herbert Gardner

                                 EXHIBIT INDEX

EXHIBIT     DESCRIPTION
-------     -----------
  27.1      Financial data schedule