Form 10-Q
period 1999-12-31
TRANSMEDIA NETWORK INC /DE/
filed 2000-02-14
CIK 78536

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         DECEMBER 31, 1999
                               -----------------------------------
OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number      1-13806
                      -----------------

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

                                                                 Yes [X]  No [ ]

The number of shares outstanding of the issuer's Common Stock, $.02 par value as of February 8, 2000: 13,632,709

                                    I N D E X

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES


PART  I. FINANCIAL INFORMATION                                          PAGE NO.
------------------------------


Item 1.           Financial Statements:

                  Consolidated Balance Sheets --                          3
                  December 31, 1999 (unaudited)
                  and September 30, 1999 (audited)

                  Consolidated Statements of Income                       4-5
                  And Comprehensive Income
                  Three months ended December 31,
                  1999 and 1998 (unaudited)

                  Consolidated Statements of Cash Flows--                 6-7
                  Three months ended December 31,
                  1999 and 1998 (unaudited)

                  Notes to Unaudited Consolidated                         8-11
                  Financial Statements

Item 2.           Management's Discussion and Analysis                    12-14
                  of Financial Condition and Results of
                  Operations

Item 3.           Quantitative and Qualitative Disclosure

                  About Market Risk                                       15

PART II. OTHER INFORMATION                                                15-16
--------------------------

SIGNATURE                                                                 16

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    December 31, 1999 and September 30, 1999
                      (in thousands except per share data)

                                  ASSETS                                     December 31,  *September 30,
                                  ------                                        1999            1999
                                                                              ---------      ---------
                                                                             (unaudited)
Current assets:
     Cash and cash equivalents                                                $   9,313      $   8,943
     Restricted cash                                                                 --          3,726
     Accounts receivable, net                                                    12,142          8,107
     Rights-to-receive, net
        Unrestricted                                                                 --         41,833
        Securitized                                                              76,410         34,621
     Prepaid expenses and other current assets                                    4,905          5,259
                                                                              ---------      ---------
                   Total current assets                                         102,770        102,489

Securities available for sale, at fair value                                      1,517            631
Equipment held for sale or lease, net                                               681            702
Property and equipment, net                                                       6,384          6,413
Other assets                                                                      1,786          2,583
Restricted deposits and investments                                                  90          2,070
Excess of cost over net assets acquired and other intangible assets               5,529          4,822
                                                                              ---------      ---------
                   Total assets                                               $ 118,757      $ 119,710
                                                                              =========      =========
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short term borrowing - bank                                              $      --      $  29,000
     Secured non-recourse revolving debt                                         65,000             --
     Accounts payable - rights-to-receive                                         8,132          6,691
     Accounts payable - trade                                                     7,357          8,376
     Accrued expenses and other                                                   2,146          5,174
     Deferred membership fee income                                               4,064          3,850
                                                                              ---------      ---------
                   Total current liabilities                                     86,699         53,091

Secured non-recourse notes payable                                                   --         33,000
Term loan - affiliate                                                                --         10,000
Other long-term liabilities                                                       2,544          3,170
                                                                              ---------      ---------
                   Total liabilities                                             89,244         99,261
                                                                              ---------      ---------
Guaranteed value of put warrants                                                  3,200          2,336

Stockholders' equity:
     Preferred stock, par value $0.10 per share ( 1,000 shares
        authorized; none issued and outstanding )                                    --             --
     Preferred stock - Series A, par value $0.10 per share (10,000 shares authorized; 4,149 and 0 shares issued and outstanding as of
        December 31, 1999 and September 30, 1999, respectively)                     415             --
     Common stock, par value $0.02 per share (20,000 shares authorized;
        13,656 and 13,376 shares issued and outstanding as of December
        31, 1999 and September 30, 1999, respectively)                              265            264
     Additional paid-in capital                                                  31,815         22,661
     Accumulated other comprehensive income                                         767            218
     Retained earnings                                                           (6,948)        (5,030)
                                                                              ---------      ---------
                   Total stockholders' equity                                    26,314         18,113
                                                                              ---------      ---------
                   Total liabilities and stockholders' equity                 $ 118,757      $ 119,710
                                                                              =========      =========

See accompanying notes to unaudited consolidated financial statements.
* The balance sheet at September 30, 1999 is derived from the registrant's audited consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                  Three months ended December 31, 1999 and 1998
                                   (unaudited)
                      (in thousands, except loss per share)

                                                                         1999          1998
                                                                       --------      --------
Operating revenue:
     Sales of rights-to-receive:
        Owned by Company                                               $ 25,494      $  2,445
        Owned by Trust                                                   19,889        20,311
                                                                       --------      --------
             Gross dining sales                                          45,383        22,756

        Cost of sales                                                    27,199        13,059
        Cardmember discounts                                              9,618         5,196
                                                                       --------      --------
     Net revenue from rights-to-receive                                   8,566         4,501

     Membership and renewal fee income                                    2,257         1,750
     Franchise fee income                                                   228           259
     Commission income                                                       34            40
     Processing income                                                      261           376
                                                                       --------      --------
             Total operating revenues                                    11,346         6,926
                                                                       --------      --------
Operating expenses:
     Selling, general and administrative                                  4,281         4,680
     Salaries and benefits                                                2,869         1,952
     Cardmember acquisition and promotion                                 1,544         1,181
     Printing and postage                                                 1,306           892
                                                                       --------      --------
            Total operating expenses                                     10,000         8,705
                                                                       --------      --------
                   Operating income (loss)                                1,346        (1,779)

Other income (expense):
     Realized gains on sale of securities available
        for sale                                                             --         1,042
     Interest and other income                                              126           125
     Interest expense and financing cost                                 (1,590)         (741)
                                                                       --------      --------
                   Loss before income taxes and extraordinary item         (118)       (1,353)

Income tax provision/benefit                                                 --            --
                                                                       --------      --------
                   Loss before extraordinary item                      $   (118)     $ (1,353)

                                                                                   (Continued)

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS, CONTINUED

                                                                         1999          1998
                                                                       --------      --------
                   Loss before extraordinary item                      $   (118)     $ (1,353)

Extraordinary item, net of tax                                           (1,623)           --
                                                                       --------      --------
                   Net loss                                            $ (1,741)     $ (1,353)
                                                                       ========      ========
Other comprehensive income:
        Unrealized holding gain on securities available-
                 for-sale held at end of period                             927          (282)
       Beginning unrealized gain for all securities sold                    (21)          497
       Tax effect of unrealized gain                                       (357)          (81)
                                                                       --------      --------
                   Comprehensive loss                                  $ (1,192)     $ (1,219)
                                                                       ========      ========
Net loss per share of common stock:
    Basic:
      Loss before extraordinary items                                  $  (0.02)     $  (0.11)
      Extraordinary loss                                                  (0.12)           --
                                                                       --------      --------
      Net loss                                                         $  (0.14)     $  (0.11)
                                                                       ========      ========
    Diluted:
      Loss before extraordinary items                                  $  (0.02)     $  (0.11)
      Extraordinary loss                                                  (0.12)           --
                                                                       --------      --------
      Net loss                                                         $  (0.14)     $  (0.11)
                                                                       ========      ========
Weighted average number of common and common equivalent
      shares outstanding:
    Basic                                                                13,398        12,876
                                                                       ========      ========
    Diluted                                                              13,398        12,876
                                                                       ========      ========

See accompanying notes to unaudited consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                  Three months ended December 31, 1999 and 1998
                                   (unaudited)
                                 (in thousands)

                                                                    1999          1998
                                                                  --------      --------
Cash flows from operating activities:
     Net loss                                                     $ (1,741)     $ (1,353)
     Adjustments to reconcile net loss to net cash (used in)
        provided by operating activities:
           Depreciation and amortization                               953           841
           Amortization of deferred financing cost                   1,813            67
           Provision for merchant losses                             1,822           910
           Gain on sale of investments                                  --        (1,042)

           Changes in assets and liabilities:
               Accounts receivable                                  (4,035)           15
               Rights-to-receive                                      (238)           85
               Prepaid expenses and other current assets               350        (1,647)
               Other assets                                            (91)         (120)
               Accounts payable                                       (954)        1,278
               Income taxes                                           (174)          254
               Accrued expenses and other                           (2,300)        1,230
               Deferred membership fee income                          214         1,442
                                                                  --------      --------
                     Net cash (used in) provided by operating
                          activities                                (4,381)        1,960
                                                                  --------      --------
Cash flows from investing activities:
     Acquisition of  San Antonio/Austin franchise                     (950)           --
     Additions to property and equipment                              (671)         (616)
     Decrease in restricted deposits and investments                 1,016            --
     Proceeds from sale of investments available
      for sale                                                          --         1,042
                                                                  --------      --------
                     Net cash (used in) provided by investing
                          activities                                  (605)          426
                                                                  --------      --------
Cash flows from financing activities:
     Net proceeds from revolving securitization                     63,930            --
     Net proceeds from rights offering                               9,700            --
     Repayment of secured non-recourse notes                       (33,000)           --
     Repayment of short term loan - bank                           (29,000)           --
     Repayment of term loan affiliate                              (10,000)           --
     Decrease (increase) in restricted cash                          3,726          (986)
                                                                  --------      --------
                     Net cash provided by (used in) financing
                          activities                                 5,356          (986)
                                                                  --------      --------

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    1999         1998
                                                                  -------      -------
                     Net increase in cash                         $   370      $ 1,400

Cash and cash equivalents:
     Beginning of year                                              8,943        4,632
                                                                  -------      -------
     End of year                                                  $ 9,313      $ 6,032
                                                                  =======      =======
Supplemental disclosures of cash flow information:

     Cash paid (received) during the period for:
        Interest                                                  $ 1,264      $   614
                                                                  =======      =======
        Income taxes                                              $    (2)     $  (254)
                                                                  =======      =======

Supplemental schedule of noncash investing and financing activities: Noncash investing and financing activities:

     Under the terms of a settlement agreement with its former licensee, the Company issued 280,000 shares of common stock, valued at $735, during the first quarter of fiscal 2000.

     The acquisition of the San Antonio/Austin franchisee was recorded during the first quarter of fiscal year 2000 as follows (see Note 5):

         Fair value of assets acquired:
                  Rights-to-receive                           $            200
                  Other assets                                               5
                  Excess of cost over net assets acquired                  788
                                                              ----------------
                                                                           993
        Less:     Cash paid                                                950
                                                              ----------------
                                    Liabilities assumed       $             43
                                                              ================

    See accompanying notes to unaudited consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS EXCEPT FOR SHARE DATA)

(1)      BASIS OF PRESENTATION

         The balance sheet as of September 30, 1999 was derived from the registrant's audited consolidated financial statements.

         The information presented in the unaudited consolidated financial statements, in the opinion of management, reflects all adjustments necessary for a fair statement of the results for all interim periods. The results for the three-month period are not necessarily indicative of the results to be expected for the full year.

         The consolidated financial statements, as presented, are in summarized form, and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles, have been condensed or omitted. Complete disclosures for the year ended September 30, 1999 are presented in Transmedia Network Inc. and subsidiaries' (the "Company") Form 10-K filing which includes audited consolidated financial statements.

         Cost of sales is composed of the cost of rights-to-receive sold, provision for merchant losses and transaction processing fees.

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

         The acquisition was accounted for under the purchase method, and accordingly, the results of operations of the acquired company have been included in the consolidated results of Transmedia Network Inc., since the effective date of acquisition. The purchase price of $40,783 has been allocated, in its entirety, to the rights to receive. As consideration for the assets, the Company (1) paid SignatureCard $35,000 in cash at closing, (2) issued to SignatureCard 400,000 shares of the Company's common stock and (3) issued to SignatureCard a three-year option to purchase an additional 400,000 shares of the Company's common stock at a price of $4.00 per share. The options, which are included in the cost of the acquired assets, were valued using the Black-Scholes model and assigned a value of $697. The shares issued were valued at $4.32 per share using an average price over the measurement period. Commencing December 31, 1999, SignatureCard, at any time prior to June 30, 2002, may require the Company to repurchase all or part of the 400,000 shares issued at the closing at a price of $8.00 per share. The guaranteed value of the puts which amounted to $3,200 has been accreted over the six-month waiting period and the full liability is recorded at December 31, 1999. In addition, during the two-year period following the closing, the Company has agreed to share with SignatureCard certain amounts recovered from rights to receive acquired, but not funded, at closing.

         In connection with the acquisition of Dining A La Card ("DALC"), the Company entered into a Services Collaboration Agreement with SignatureCard. Under this agreement, SignatureCard

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS EXCEPT FOR SHARE DATA)

         will continue to provide dining members from its airline frequent flyer partner programs and other marketing programs. It will also share, for
         12.5 years, certain profits the Company derives from SignatureCard-generated members as well as a portion of the membership fee revenues generated from fee paying members acquired in this transaction or subsequently through SignatureCard's efforts.

         To finance the acquisition, the Company obtained a $35,000 senior secured revolving bridge loan facility from The Chase Manhattan Bank (from which $29,000 was drawn down at closing) and a $10,000 term loan from GAMI Investments, Inc., an affiliate of Equity Group Investments LLC, an affiliate of the Company's largest stockholder ("EGI") which was drawn down in full. As more fully disclosed in notes 3 and 4, both of the aforementioned obligations were paid off in the first quarter of fiscal 2000.

         In connection with this acquisition, the Company paid a fee for transaction advisory services to EGI that is included in the cost of the acquired assets, of $386.

(3)      SECURITIZATION OF RIGHTS TO RECEIVE

         On December 30, 1999, the Company entered into the $80 million revolving securitization of the combined rights to receive of both the private label and the registered card dining programs. The new securitization was privately placed through an asset backed commercial paper conduit. The proceeds drawn down at closing, approximately $65 million based on a similar borrowing base formula as used in the bridge loan obtained for the DALC acquisition at June 30, 1999, were utilized to terminate and payoff $33 million in non-recourse notes from the 1996 securitization and the $27 million then outstanding under the bridge loan. Additionally, the Company was required to pay a termination payment of approximately $1.1 million to the noteholders and non-recourse partners in the 1996 securitization. The interest rate applicable to the new facility will be the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper ("CP") having a term equal to the related CP tranche period that may be sold by any placement agent or commercial paper dealer selected by the conduit on the first day of such CP tranche period, plus the amount of any placement agent or commercial paper dealer fees and commissions incurred or to be incurred in connection with such sale. At December 30, 1999 the effective rate of interest for the new facility was 6.8% per annum.

         The early extinguishment of the 1996 facility and payoff of the related non-recourse notes resulted in an extraordinary charge of $1,623 or $0.12 per share consisting of the following:

         Write-off of related unamortized financing costs            $     540
         Termination payment to noteholder
              and non-recourse partners                                  1,083
                                                                     ---------
         Extraordinary charge before income tax benefit                  1,623
         Income tax benefit                                               (412)
         Related increase in income tax valuation allowance                412
                                                                     ---------
         Net extraordinary charge                                    $   1,623
                                                                     =========

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS EXCEPT FOR SHARE DATA)

(4)      RIGHTS OFFERING

         On November 9, 1999, the Company completed a Rights Offering to existing shareholders resulting in the issuance of 4,149,378 convertible, redeemable preferred shares. The preferred shares have a dividend rate of 12%, of which 6% is payable in cash, quarterly in arrears, and the remaining 6% accrues unless otherwise paid currently at the Company's discretion, until conversion by the holder. At December 31, 1999, the Company paid cash dividends in the amount of $88. Each preferred share may be converted into common stock at the option of the holder at any time. The initial rate of conversion is one to one. Subsequent conversion rates could be higher to the extent of the deferred dividend accruing at 6% and any unpaid cash dividends. If not previously converted, the Company may commence redemption of the preferred shares on the third anniversary of the rights offering. At December 31, 1999, the conversion rate of the preferred shares was 1 preferred share for 1.00882 common shares.

         The proceeds from the stock issuance of $10,000 were used to retire the $10,000 term loan obtained from GAMI Investment Inc. used primarily for the DALC acquisition. Pursuant to its subscription privileges and as a Standby Purchaser for any unsubscribed shares, EGI acquired 2.84 million of the preferred shares. The additional investment provides EGI with the right to designate an additional member to the Board of Directors. The size of the Board will increase by one if EGI chooses to exercise that right.

(5)      PURCHASE OF FRANCHISES

         On December 16, 1999, the Company acquired all the Rights-to-Receive, and the right to conduct business of the San Antonio and Austin sales territories from its franchisee, Texas Restaurant Card, Inc. ("TRC"). The purchase price was $950 of which $788 represents the cost of the franchises which has been recorded as the excess of cost over net assets acquired. With the acquisition of these sales territories, the Company has reacquired all of the sales territories of TRC, and the right to conduct business in Texas and has settled any and all obligations under the franchise agreement, as amended.

(6)      LOSS PER COMMON AND COMMON EQUIVALENT SHARE

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

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS EXCEPT FOR SHARE DATA)

                                                                          For the three-month ended
                                                                           12/31/99        12/31/98
                                                                          ----------      ----------
         Net loss applicable to common stockholders
         (Basic and Diluted)                                                  (1,917)         (1,353)
                                                                          ==========      ==========
         Weighted average shares outstanding (Basic and Diluted)
                                                                              13,398          12,876
                                                                          ==========      ==========
         BASIC EPS
         Loss before extraordinary item                                   $    (0.02)     $    (0.11)
         Extraordinary item                                                    (0.12)             --
         Net loss                                                              (0.14)          (0.11)

         DILUTED EPS
         Loss before extraordinary item                                   $    (0.02)     $    (0.11)
         Extraordinary item                                                    (0.12)             --
         Net loss                                                              (0.14)          (0.11)


         The diluted share base for the three months ended December 31, 1999 excludes 3,067 incremental shares related to warrants issued to EGI, 48,775 related to employee stock options and 4,149,378 of convertible preferred shares issued in the rights offering on November 9, 1999. These shares are excluded due to their anti-dilutive effect as a result of the Company's loss before extraordinary item in the first quarter of fiscal 2000.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES
                  (AMOUNTS IN THOUSANDS EXCEPT FOR SHARE DATA)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(A) RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

         Sales of rights-to-receive for the three-months ended December 31, 1999 increased $22,627 or 99.4% to $45,383 compared to $22,756 for the three-month period ended December 31, 1998, primarily reflecting the registered card sales associated with the acquisition of DALC. DALC was acquired June 30, 1999, and therefore, its results are not included in the three-month period ended December 31, 1998. Actual sales for the Transmedia private-label program decreased 3.3% to $22,011 compared to $22,756 for the three-month period ended December 31, 1998. Sales for the registered card program for the three-months ended December 31, 1999 were $23,372.

         Included in the $22,011 of private-label sales is $185 of sales relating to the Houston and San Antonio/Austin territories that were reacquired in February and December 1999, respectively. On a same territory basis, sales decreased 4.1% when comparing the three-month period ended December 31, 1999, to the same period in the prior year. The Company experienced decreased private label sales volume in some of its larger markets such as New York, Boston, Detroit, Chicago and parts of California. Partially offsetting these decreases were higher sales volumes in other markets such as Phoenix, Wisconsin, South Florida and Dallas along with the additional sales from the recently acquired territories of Houston, San Antonio and Austin.

         Private-label cardmember discounts as a percentage of gross dining sales were 22.9% for the three-months ended December 31, 1998 compared to 22.8% in the prior year's period. With the inclusion of the registered-card program, the member discounts fall to 21.2% for the three-month period ended December 31, 1999, reflecting the lower effective discount rate of the registered-card program. The majority of the registered-card members are enrolled in the airlines program and earns 10 miles for each dollar spent at participating merchants. The Company purchases airline mileage from the airlines on an as needed basis at a contractual rate that allows the Company to effectively reduce the cost of the member rebate in the airline program to less than that of the standard 20% cash rebates.

         Cost of sales increased to 59.9% of gross dining sales for the three-months ended December 31, 1999, up from 57.4% for the prior year's period. The increase in cost of sales is directly related to the addition of the DALC registered card portfolio which was traditionally offered to merchants at an advance rate less than the customary Transmedia private label rate of 2:1, and therefore, results in a somewhat higher cost of sales than the private label portfolio. Since the acquisition, however, all new restaurants signed on under the registered card program, as well as the majority of those renewed, have been converted to the 2:1 proposition. While this initially results in a somewhat slower inventory turn, the individual dining transactions are more profitable due to the corresponding reduction in the cost of the Rights to Receive consumed. The provision for merchant losses on the private label program, which are included in cost of sales, were $770 or 3.5% of gross sales for the three-months ended December 31, 1999, compared to $910 or 4% in the prior year's comparable period. The provision for merchant losses recorded for the registered card program amounted to $1,052 or 4.5% of registered card dining sales for the three-months ended December 31, 1999. Processing fees based on private label dining transactions processed for the three-months ended December 31, 1999, increased slightly as a percentage of related gross dining sales to 3.3% compared to 3.2% for the three-months ended December 31, 1998.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES
                  (AMOUNTS IN THOUSANDS EXCEPT FOR SHARE DATA)

         Membership and renewal fee income for the three-month period ending December 31, 1999 was $2,257 versus $1,750 for the comparable prior year's period, of which $808 and $550 were initial fee income, respectively. With the exclusion of the recently acquired registered card program, membership and renewal fee income was $2,087 for the three-month period ending December 31, 1999. Fee income for the registered card program solely relates to the Company's one-third share of the fee paying members acquired from DALC. Marketing of the Transmedia private label card will continue on a lesser scale as the Company prepares the transition of this membership base to a registered card platform. The Company will continue to emphasize the enrollment of members in the airlines mileage programs which do not require a fee as well as begin implementing a corporate card program. Cardholder membership fees are cancelable and refunded to cardmembers, if requested, on a prorata basis based on the remaining portion of the membership.

         Continuing franchise fee income decreased by $31 to $228 in the three-months ended December 31, 1999, compared with $259 in the prior year's period. The decrease is primarily attributable to the repurchase of the formerly franchised Houston territory in February 1999 along with the San Antonio and Austin territories in December 1999.

         Commission income represents fees collected from third party marketing partners mainly involved in direct marketing transactions.

         Processing income relates to the Company's full service electronic processing services and comprises the sale or lease of point-of-sale terminals to merchants, principally restaurants, as well as fees received for serving as the merchants' processor for all of their credit card transactions.

         Selling, general and administrative expenses for the three-months ended December 31, 1999 decreased by $399 or 8.5% compared with the prior year's periods. This decrease is mainly due to the recording of a $1,000 legal reserve in the first fiscal quarter of last year for the litigation associated with a former licensee which ultimately settled in November 1999. This decrease is offset by increases in software and development charges of $195, sales commission and expense of $181, rent and office expense of $159, and depreciation and amortization of $111. However, as a percentage of gross dining usage, selling, general and administrative expenses decreased to 9.4% this quarter compared to 16.2% in the same quarter last year (exclusive of the legal reserve of $1,000) demonstrating the Company's ability to integrate, by mid-November 1999, all of the registered card programs' systems and business processes into the Company's existing sales, technology and administrative infrastructure.

         Salaries and benefits increased $917 to $2,869 for the three-months ended December 31, 1999 compared to $1,952 for the same period in the prior year. This increase is due to the addition of twenty-one net new employees mainly in customer service, sales, accounting and information technology, as well as the addition of one corporate officer. Included in the new employee group are twelve employees relating to the newly acquired registered card program.

         In the three-month period ended December 31, 1999, cardmember acquisition and promotion expenses increased $363 to $1,544 from $1,181 in the prior year's comparable period. Included in cardmember acquisition expenses was the amortization of previously capitalized advertising costs amounting to $785 in the fiscal 2000 period versus $543 in the comparable fiscal 1999 period reflecting the impact of a much higher level of fee paying member solicitations through the first three quarters of fiscal 1999. Due to the Company's decision in the latter part of fiscal

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES
                  (AMOUNTS IN THOUSANDS EXCEPT FOR SHARE DATA)

         1999 to begin planning for the conversion of the private label program and its merchants and members to the registered card platform, solicitation of private label members was curtailed. As a result costs capitalized in the fiscal 2000 period were only $54 versus $1,802 in 1999.

         Printing and postage increased $414 to $1,306 for the three-months ended December 31, 1999 compared to $892 for the three-months ended December 31, 1998 mainly reflecting the costs associated with the registered card directories. The Company has completed the rationalization of the directory publication process for both dining programs using a centralized publishing house and has capitalized on efficiencies in the production process. This will result in lower overall units cost for the published restaurant directories.

         Interest and financing cost increased $849 to $1,590 for the three-month period ended December 31, 1999 compared to $741 for the same period in the prior year as a result of the additional debt taken on by the Company to finance the acquisition of DALC. At current levels of market interest rates, the new securitization, which closed on December 30, 1999, is expected to reduce the overall financing cost in subsequent quarters.

         Loss before income tax and extraordinary item was $118 for the three-month period ended December 31, 1999, compared with loss before income taxes of $1,353 in the 1998 comparable period. A valuation allowance for the full amount of the first quarter fiscal 2000 tax benefit was recorded.

         On December 30, 1999, the Company entered into the $80 million revolving securitization of the combined rights to receive of both the private label and the registered card dining program. The securitization was privately placed through an asset backed commercial paper conduit. The proceeds drawn down at closing, approximately $65 million based on a similar borrowing base formula used in the bridge loan, were utilized to terminate and payoff $33 million non recourse notes from the 1996 securitization and the $27 million outstanding under the bridge loan. The early extinguishment of the 7.4% notes resulted in an extraordinary charge of $1,623 or 12 cents per share

         Net loss for the three months period ended December 31, 1999 was $1,741 or 14 cents per share compared with a net loss of $1,353 or 11 cents per share in the prior year's comparable period.

(B)      LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents amounted to $9,313 at December 31, 1999. The Company believes that cash on hand, together with cash generated from operations, cash previously restricted and available under the new securitization facility, will be sufficient to fund the Company's normal cash requirements for the 2000 fiscal year.

         Cash requirements for the second fiscal quarter may also include the initial funding of certain development costs associated with the Company's e-commerce initiative. The Company's intention is to raise additional capital for the funding of this project through a private placement of either debt or securities.

         The Company completed a Rights Offering in November 1999, resulting in the issuance of 4,149,378 convertible, redeemable preferred shares. The preferred shares were issued at a value of $2.41 and increased stockholders equity by $10 million.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES
                  (AMOUNTS IN THOUSANDS EXCEPT FOR SHARE DATA)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to various types of market risk, including changes in interest rates. Market risk is the potential loss arising from adverse changes in the market rates and prices, such as interest rates. The Company does not enter into derivatives or other financial instruments for trading of speculative purposes. The Company's total investments at December 31, 1999 and 1998 were $1,517 and $1,052, respectively, and consisted of equity securities.

                           PART II - OTHER INFORMATION

Items 1, 2, 3, 4, and 5

Items 3, 4, and 5 of Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 1

         Legal Proceedings

         On November 19, 1999, the Company, in an effort to avoid prolonged litigation, settled the outstanding lawsuit with its former licensee. Under the terms of the settlement S&L will receive $2.1 million in cash and 280,000 shares of common stock for a total of approximately $2,835 or 22 cents per share. The impact of the settlement based on the fair value of the common stock and net of the $1,000 reserve amount previously provided by the Company in the first quarter of fiscal 1999, is approximately $1.835 million and has been recognized in the fourth quarter ended September 30, 1999. At December 30, 1999, the Company paid the final installment of the cash settlement in the amount of $1,500 and recorded the shares issued to S&L.

Item 2

         Changes in securities and Use of Proceeds

(a)      Issuance or Modification of Securities

         On November 9, 1999, the Company completed its Rights Offering to existing shareholders resulting in the issuance of 4,149,378 convertible, redeemable Series A preferred shares. The preferred shares have a dividend rate of 12%, of which 6% is payable in cash, quarterly in arrears, and the remaining 6% accrues unless otherwise paid currently at the Company's discretion, until conversion by the holder. Each preferred share may be converted into common stock at the option of the holder at any time. The initial rate of conversion is one to one. Subsequent conversion rates could be higher to the extent of accrued but unpaid dividends. If not previously converted, the Company may commence redemption of the preferred shares on the third anniversary of the rights offering. At December 31, 1999, the conversion rate of the preferred shares was 1 preferred share to
         1.00882 common shares.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES
                  (AMOUNTS IN THOUSANDS EXCEPT FOR SHARE DATA)

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

                                                  TRANSMEDIA NETWORK INC.
                                                       (Registrant)

February 14,  2000                                /s/ Stephen E. Lerch
                                                  ------------------------------
                                                  Stephen E. Lerch
                                                  Executive Vice President
                                                  and Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT                  DESCRIPTION
-------                  -----------
  27.                    Financial Data Schedule