Form 10-Q
period 2000-03-31
TRANSMEDIA NETWORK INC /DE/
filed 2000-05-15
CIK 78536

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   MARCH 31, 2000
                               --------------------------------

OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number    1-13806
                       ----------

                             TRANSMEDIA NETWORK INC.
      -------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                      84-6028875
                  --------                                      ----------
          (State of other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                     Identification No.)

                 11900 BISCAYNE BOULEVARD, MIAMI, FLORIDA 33181
      -------------------------------------------------------------------
                 (Address of principal executive offices) (zip code)

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

                                                                  Yes [X] No [ ]

The number of shares outstanding of the issuer's Common Stock, $.02 par value, as of May 8, 2000: 14,536,992

                                    I N D E X

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES


PART  I. FINANCIAL INFORMATION                                          PAGE NO.
------------------------------


Item 1.           Financial Statements:

                  Consolidated Balance Sheets --                          3
                  March 31, 2000 (unaudited)
                  and September 30, 1999 (audited)

                  Consolidated Statements of Income                       4-5
                  And Comprehensive Income
                  Three and six months ended March 31,
                  2000 and 1999 (unaudited)

                  Consolidated Statements of Cash Flows--                 6-7
                  Six months ended March 31,
                  2000 and 1999 (unaudited)

                  Notes to Unaudited Consolidated                         8-10
                  Financial Statements

Item 2.           Management's Discussion and Analysis                    11-14
                  of Financial Condition and Results of
                  Operations

Item 3.           Quantitative and Qualitative Disclosure
                  About Market Risk                                       14

PART II. OTHER INFORMATION                                                14-16
--------------------------
SIGNATURE                                                                 16

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      March 31, 2000 and September 30, 1999
                      (in thousands except per share data)

                                  ASSETS                                            March 31,         *September 30,
                                  ------                                              2000               1999
                                                                                      ----               ----
                                                                                   (unaudited)
Current assets:
     Cash and cash equivalents                                                    $       11,569     $       8,943
     Restricted cash                                                                           -             3,726
     Accounts receivable, net                                                              9,170             8,107
     Rights-to-receive, net
        Unrestricted                                                                           -            41,833
        Securitized                                                                       75,045            34,621
     Prepaid expenses and other current assets                                             4,560             5,259
                                                                                       ---------           -------
                   Total current assets                                                  100,344           102,489

Securities available for sale, at fair value                                               2,266               631
Equipment held for sale or lease, net                                                        530               702
Property and equipment, net                                                                6,193             6,413
Other assets                                                                               1,620             2,583
Restricted deposits and investments                                                           90             2,070
Excess of cost over net assets acquired and other intangible assets                        7,442             4,822
                                                                                         -------           -------

                   Total assets                                                     $    118,485      $    119,710
                                                                                         =======           =======
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short term borrowing - bank                                                 $             -     $      29,000
     Secured non-recourse revolving debt                                                  62,121                 -
     Accounts payable - rights-to-receive                                                  8,824             6,691
     Accounts payable - trade                                                              9,419             8,376
     Accrued expenses and other                                                            1,711             5,174
     Deferred membership fee income                                                        3,520             3,850
                                                                                         -------           -------
                   Total current liabilities                                              85,595            53,091

Secured non-recourse notes payable                                                             -            33,000
Term loan - affiliate                                                                          -            10,000
Other long-term liabilities                                                                2,775             3,170
                                                                                         -------           -------
                   Total liabilities                                                      88,370            99,261
                                                                                          ------            ------

Guaranteed value of put warrants                                                           3,200             2,336
Stockholders' equity:
     Preferred stock - Series A, par value $0.10 per share (10,000 shares authorized; 4,149 and 0 shares issued and outstanding as of March
        31, 2000 and September 30, 1999, respectively)                                       415                 -
     Common stock, par value $0.02 per share (70,000 shares authorized;
        13,656 and 13,376 shares issued and outstanding as of March 31,
        2000 and September 30, 1999, respectively)                                           263               264
     Additional paid-in capital                                                           31,815            22,661
     Accumulated other comprehensive income                                                1,232               218
     Retained earnings                                                                    (6,810)           (5,030)
                                                                                       ----------         ---------
                   Total stockholders' equity                                             26,915            18,113
                                                                                        --------           -------

                   Total liabilities and stockholders' equity                      $     118,485     $     119,710
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

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

            Three months and six months ended March 31, 2000 and 1999
                                   (unaudited)
                     (in thousands, except income per share)

                                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  ------------------                 ----------------
                                                                        MARCH 31,                        MARCH 31,
                                                                        ---------                        ---------
                                                                 2000            1999             2000             1999
                                                                 ----            ----             ----             ----
Operating revenue:
     Sales of rights-to-receive:
        Private label                                          21,968           24,205          43,979           46,961
        Registered card                                        23,215             -             46,587             -
                                                               ------           ------          ------           ------

             Gross dining sales                                45,183           24,205          90,566           46,961

        Cost of sales                                          26,332           13,635          53,531           26,694
        Member discounts                                        9,685            5,619          19,303           10,815
                                                               ------           ------          ------           ------

     Net revenue from rights-to-receive                         9,166            4,951          17,732            9,452

     Membership and renewal fee income                          2,117            1,980           4,374            3,730
     Franchise fee income                                         202              259             430              518
     Commission income                                             15               31              49               71
     Processing income                                            278              378             539              754
                                                               ------           ------          ------           ------

           Total operating revenues                            11,778            7,599          23,124           14,525
                                                               ------           ------          ------           ------

Operating expenses:
     Selling, general and administrative                        4,487            4,257           8,768            9,110
     Salaries and benefits                                      3,024            2,223           5,893            4,175
     Member acquisition and promotion                           1,631            1,586           3,175            2,767
     Printing and postage                                         785              840           2,091            1,559
                                                               ------           ------          ------           ------

            Total operating expenses                            9,927            8,906          19,927           17,611
                                                               ------           ------          ------           ------

                   Operating income (loss)                      1,851           (1,307)          3,197           (3,086)

Other income (expense):
     Realized gain on sale of securities available
        for sale                                                   40               77              40            1,119
     Interest and other income                                     89               96             215              220
     Interest expense and financing cost                       (1,543)            (737)         (3,133)          (1,478)
                                                               ------           ------          ------           ------

           Income (loss) before income taxes
               and extraordinary item                             437           (1,871)            319           (3,225)

Income tax (benefit)                                                -                -               -                -
                                                               ------           ------          ------           ------

           Income (loss) before extraordinary
               item                                               437           (1,871)            319           (3,225)
                                                               ------           ------          ------           ------

                                                                                                             (Continued)

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME, CONTINUED

                                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                   ------------------                 ----------------
                                                                         MARCH 31,                        MARCH 31,
                                                                         ---------                        ---------
                                                                   2000             1999           2000             1999
                                                                   ----             ----           ----             ----
           Income (loss) before extraordinary item                  437           (1,871)             319          (3,225)

Extraordinary item, net of tax                                        -                -           (1,623)           -
                                                                   ----           ------           ------          ------

                   Net income (loss)                                437           (1,871)          (1,304)         (3,225)
                                                                   ----           ------           ------          ------

Other comprehensive income, net of tax:
     Unrealized    holding   gain   on    securities
       available-for-sale held at end of period                     729              285            1,656             (32)
     Beginning unrealized gain for securities sold                    -               79              (21)            543
     Tax effect of unrealized gain                                 (264)            (138)            (621)           (194)
                                                                   ----           ------           ------          ------

                   Comprehensive income (loss)                  $   902           (1,645)            (290)         (2,908)
                                                                   ====           ======           ======          ======

Net income (loss) per share of common stock:
    Basic and diluted:
        Income (loss) before extraordinary item                    0.01           (0.14)          (0.01)           (0.25)
                                                                   ====           ======           ======          ======
        Extraordinary loss                                         0.00             0.00          (0.12)             0.00
                                                                   ====           ======           ======          ======
        Net income (loss)                                       $  0.01           (0.14)          (0.13)           (0.25)
                                                                   ====           ======           ======          ======

Weighted average number of common and
    common equivalent shares outstanding:
    Basic and diluted:                                           13,633           12,959           13,514          12,917

See accompanying notes to unaudited consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Six months ended March 31, 2000 and 1999
                                 (in thousands)

                                                                                      (UNAUDITED)
                                                                                      -----------
                                                                                 2000              1999
                                                                                 ----              ----
Cash flows from operating activities:
     Net loss                                                                  $   (1,304)            (3,225)
     Adjustments to reconcile net loss to net cash provided by (used
        in) operating activities:
           Depreciation and amortization                                            1,914              1,703
           Amortization of deferred financing cost                                    933                135
           Provision for rights-to-receive losses                                   3,301              1,878
           Gain on sale of securities available for sale                              (40)            (1,119)

           Changes in assets and liabilities:
               Accounts receivable                                                 (1,063)              (467)
               Rights-to-receive                                                    1,316             (1,023)
               Prepaid expenses and other current assets                              696             (1,820)
               Other assets                                                           968               (228)
               Accounts payable                                                      (191)              (160)
               Income taxes receivable                                               (474)               253
               Accrued expenses                                                    (2,738)               684
               Deferred membership fee income                                        (330)             1,111
                                                                                  -------           --------

                     Net cash provided by (used in) operating
                          activities                                                2,988             (2,278)
                                                                                  -------           --------

Cash flows from investing activities:
     Additions to property and equipment                                           (1,192)            (1,111)
     Acquisition of franchises                                                     (2,650)                 -
     Excess of cost over net assets acquired and
        intangible assets                                                               -               (536)
     Proceeds from sale of securities available for sale                               40              1,119
     Change in capital lease obligation                                                 -                158
     Decrease (increase) in restricted deposits and
       investments                                                                    963                (53)
                                                                                  -------           --------

                     Net cash used in investing activities                         (2,839)              (423)
                                                                                  -------           --------

Cash flows from financing activities:
     Issuance of common stock                                                           -                306
     Net proceeds from revolving securitization                                    61,052                  -
     Net proceeds from rights offering                                              9,700                  -
     Repayment of secured non-recourse notes                                      (33,000)                 -
     Repayment of short term loan - bank                                          (29,000)                 -
     Repayment of term loan - affiliate                                           (10,000)                 -
     Decrease in restricted cash                                                    3,725                341
                                                                                  -------           --------

                     Net cash provided by financing activities                      2,477                647
                                                                                  -------           --------

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                    Six months ended March 31, 2000 and 1999
                                 (in thousands)

                                                                                 2000              1999
                                                                                 ----              ----


                     Net increase (decrease)  in cash                          $    2,626            (2,054)

Cash and cash equivalents:
     Beginning of year                                                              8,943              4,632
                                                                                  -------           --------

     End of year                                                               $   11,569              2,578
                                                                                  =======           ========

Supplemental disclosures of cash flow information:

     Cash paid (received) during the period for:
        Interest                                                               $    2,200              1,023
                                                                                  =======           ========

        Income taxes                                                           $      (1)              (254)
                                                                                  =======           ========

Supplemental schedule of noncash and investing activities:
     Noncash investing and financing activities:

Under the terms of a settlement agreement with its former licensee, the Company issued 280,000 shares of common stock, valued at $735, during the first quarter of fiscal 2000.

     The acquisition of the San Antonio/Austin franchisee was recorded during the first quarter of fiscal year 2000 as follows (see Note 4):

         Fair value of assets acquired:
                  Rights-to-receive                              $  200
                  Other assets                                        5
                  Excess of cost over net assets acquired           788
                                                                 ------
                                                                    993
        Less:     Cash paid                                         950
                                                                 ------
                                    Liabilities assumed          $   43
                                                                 ======

     The acquisition of the New Jersey franchisee was recorded during the second quarter of fiscal year 2000 as follows (see Note 4):

         Fair value of assets acquired:
                  Rights-to-receive                              $1,344
                  Other assets                                       22
                  Excess of cost over net assets acquired         2,002
                                                                 ------
                                                                  3,368
        Less:     Cash Paid                                       1,700
                  Cash payments outstanding                       1,300
                                                                 ------
                                    Liabilities assumed          $  368
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

         The information presented in each of the included unaudited consolidated financial statements, in the opinion of management, reflects all adjustments necessary for a fair statement of the results for all interim periods. The results for the three and six-month periods ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

         The consolidated financial statements, as presented, are in summarized form, and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. Complete disclosures for the year ended September 30, 1999 are presented in Transmedia Network Inc and Subsidiaries' (the "Company") Form 10-K filing which includes audited consolidated financial statements.

         Cost of sales is composed of the cost of rights-to-receive sold, provision for rights-to-receive losses and processing fees.

         Certain prior year amounts have been reclassified to conform to the current presentation.

(2)      SECURITIZATION OF RIGHTS TO RECEIVE

         On June 30, 1999, the Company concluded the acquisition from SignatureCard, Inc. ("SignatureCard"), of assets related to a membership discount dining program SignatureCard operated under the Dining A La Card ("DALC") trade name and service mark. The assets acquired included various intellectual property rights and computer software, membership and merchant data, rights-to-receive, and, most significantly, a registered card platform, among other things.

         To finance the acquisition, the Company obtained a $35,000 senior secured revolving bridge loan facility from The Chase Manhattan Bank (from which $29,000 was drawn down at closing) and a $10,000 term loan from GAMI Investments, Inc., an affiliate of Equity Group Investments LLC, an affiliate of the Company's largest stockholder ("EGI") which was drawn down in full.

         On December 30, 1999, the Company entered into the $80 million revolving securitization of the combined rights to receive of both the private label and the registered card dining programs. The new securitization was privately placed through an asset backed commercial paper conduit. The proceeds drawn down at closing, approximately $65 million based on a similar borrowing base formula as used in the bridge loan obtained for the DALC acquisition, were utilized to terminate and payoff $33 million in non-recourse notes from the 1996 securitization and the $27 million then outstanding under the bridge loan. Additionally, the Company was required to pay a termination payment of approximately $1.1 million to the noteholders and non-recourse partners in the 1996 securitization. The interest rate applicable to the new facility is the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper ("CP") having a term equal to the related CP tranche period that may be sold by any placement agent or commercial paper dealer selected by the conduit on the first day of such CP tranche period, plus the amount of any placement agent or commercial paper dealer fees and commissions incurred or to be incurred in connection with

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)

         such sale. At March 31, 2000, the effective rate of interest for the new facility was 6.87% per annum.

         The early extinguishment of the 1996 facility and payoff of the related non-recourse notes resulted in an extraordinary charge of $1,623 or $0.12 per share consisting of the following:

         Write-off of related unamortized financing costs              $  540
         Termination payment to noteholder
              and non-recourse partners                                 1,083
                                                                       ------
         Extraordinary charge before income tax benefit                 1,623
         Income tax benefit                                              (412)
         Related increase in income tax valuation allowance               412
                                                                       ------
         Net extraordinary charge                                      $1,623
                                                                       ======

(3)      RIGHTS OFFERING

         On November 9, 1999, the Company completed a Rights Offering to existing shareholders resulting in the issuance of 4,149,378 convertible, redeemable preferred shares. The preferred shares have a dividend rate of 12%, of which 6% is payable in cash, quarterly in arrears, and the remaining 6% accrues unless otherwise paid currently at the Company's discretion, until conversion by the holder. At December 31, 1999 and March 31, 2000, the Company paid cash dividends in the amount of $88 and $150, respectively. Each preferred share may be converted into common stock at the option of the holder at any time. The initial rate of conversion is one to one. Subsequent conversion rates are higher to the extent of the deferred dividend accruing at 6% and any unpaid cash dividends. If not previously converted, the Company may commence redemption of the preferred shares on the third anniversary of the rights offering. At March 31, 2000, the conversion rate of the preferred shares was 1 preferred share for 1.02386 common shares.

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

(4)      PURCHASE OF FRANCHISES

         On December 16, 1999, the Company acquired all the rights-to-receive, and the right to conduct business in the San Antonio and Austin sales territories from its franchisee, Texas Restaurant Card, Inc. ("TRC"). The purchase price was $950 of which $788 represents the cost of the franchises which has been recorded as the excess of cost over net assets acquired. With the acquisition of these sales territories, the Company has reacquired all of the sales territories of TRC, and the right to conduct business in Texas and has settled any and all obligations under the franchise agreement, as amended.

         On March 31, 2000, the Company acquired all the outstanding shares of its New Jersey franchisee, 47K Corp, for $3,000 payable over three installments. The purchase method of accounting for business combinations was used. Since the effective date of the acquisition was

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)


         March 31, 2000, the results of the operation of the acquired company have not been included in the consolidated results of Transmedia Network, Inc., for the three and six-month period ended March 31, 2000. The fair market value of the assets acquired, was $3,368 and liabilities assumed totaled $368. The excess of cost over net assets of $2,002 will be amortized over twenty years on a straight-line basis. Assets acquired included rights to receive and other miscellaneous items. The first payment of $1,700 was made at closing on March 31, 2000; the second payment of $1,050 will be due on July 31, 2000; and the final payment is due March 31, 2001.

         On April 11, 2000, the Company terminated, by mutual consent, the license agreements with Transmedia Asia Pacific, Inc. and Transmedia Europe, Inc. to operate the Transmedia dining card program in their respective territories. As a result of these negotiations, the Company forgave a $500 note and all accrued interest due from Transmedia Asia Pacific, Inc., and Transmedia Europe, Inc. Due to the uncertainty surrounding the resolution of this matter, the Company had previously provided a reserve for the face value of the note and related accrued interest. This move is in keeping with the strategy of reacquiring all franchises and licenses, and removes any limitations from the Company offering dining rewards programs outside the United States. Following a brief transition period, Transmedia Asia Pacific, Inc. and Transmedia Europe, Inc. will cease using the Transmedia brand name for their discount programs.

         At March 31, 2000, the Company has reacquired all but two of its franchisees and all license agreements to use The Transmedia Card name.

 (5)     INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

         Basic income or loss per share was based on the weighted average number of common shares outstanding during the period presented.

         Diluted income and loss per share was computed using the weighted average number of common and common equivalent shares outstanding in the periods, assuming exercise of options and warrants calculated under the treasury stock method (if dilutive), based on average stock market prices for the periods.

         The diluted share base for the three and six months ended March 31, 2000 excludes 280,122 and 275,447 incremental shares related to warrants issued to EGI, 406,100 and 208,738 related to employee stock options and 4,149,378 of convertible preferred shares issued in the rights offering on November 9, 1999. These shares are excluded due to their anti-dilutive effect on the earnings per share calculation.

(6)      SUBSEQUENT EVENTS

         On May 2, 2000, the Company launched its new Internet dining venture, iDine.com. In the first tranche of the private placement used to finance this venture, the Company issued 904,303 shares of its common stock at $4.5625 and warrants to purchase an additional 1,808,606 shares of its common stock, half of which have an exercise price of $5.93 and the other half of $7.30. The warrants will expire on April 28, 2005. The Company received proceeds from the share issuance in the amount of $4,125. The Company intends to raise approximately $5,875 through a second private placement which will be subject to near-term shareholder approval.

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

(A) RESULTS OF OPERATIONS - COMPARISON OF THREE AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999

         Sales of rights-to-receive for the three and six-month periods ended March 31, 2000 were $45,183 and $90,566, respectively, which represented an increase of 86.7% and 92.9%, respectively, over the comparable periods in the prior year, reflecting the registered card sales associated with the acquisition of DALC. DALC was acquired June 30, 1999, and therefore, there are no sales relating to the registered card program included in the three-month and six-month periods ended March 31, 1999. Sales for the Transmedia private-label program were $21,968 and $43,979, respectively, for the three and six-month periods ended March 31, 2000, a decrease of 9.2% and 6.3%, respectively, when compared to the same periods in the prior year. This decline resulted primarily from the Company's decision to reduce the marketing efforts associated with obtaining new enrollments in the private label program and focus on building the registered card platform as its future sole dining program. Registered card sales for the three and six-month periods ended March 31, 2000 were $23,215 and $46,587, respectively.

         The acquisition of DALC not only provided the Company with an established dining program with members and restaurants, but also enabled the Company to expand the technology and the card processing capabilities of the "registered card platform". This technology essentially allows members to receive their dining "benefit" when simply presenting to the restaurants any American Express/registered trademark/, Visa/registered trademark/, MasterCard/registered trademark/ or Discover/registered trademark/ card they register in the program. With this technology in hand, the Company has embarked on transitioning its traditional Transmedia private-label membership over to the registered card platform ("the Transmedia Registered Card"). In mid-March 2000, the Company enrolled approximately 500,000 of its private label members to the Transmedia Registered Card, thereby allowing them to obtain dining benefits at those restaurants currently participating in the Company's existing registered card program. These members receive a 20% percent discount on the full dining ticket. This marks an important step in the Company's move away from the private label program to sole use of the registered card and resulted in approximately $836 of additional registered card sales for the three and six-months ended March 31, 2000. Continued implementation of this strategy should result, during the transition period, in lower private label sales and higher registered card sales.

         Private-label member discounts as a percentage of sales were 22.9% in the current three and six-month periods, respectively, compared to 23.2% and 23.0% in the prior year periods. With the inclusion of the registered card programs, the member discounts fall to 21.4% and 21.3% for the three and six-month periods ended March 31, 2000, respectively. The majority of the registered-card members are enrolled in the airline programs and earn 10 miles for each dollar spent at a participating merchant. The Company purchases airline mileage from the airlines on an as needed basis at a contractual rate that allows the Company to effectively reduce the cost of the member rebate in the airline program to less than that of the standard 20% cash rebates.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

         Cost of sales increased to 58.3% and 59.1% of gross dining sales for the three and six-months ended March 31, 2000, respectively, up from 56.3% and 56.8% for the same periods in the prior year. The increase in cost of sales is directly related to the addition of the DALC registered card portfolio which was traditionally offered to merchants at an advance rate less than the customary Transmedia private label rate of 2:1, and therefore, results in a somewhat higher cost of sales than the private label portfolio. Since the acquisition, however, all new restaurants signed on under the registered card program, as well as the majority of those renewed, have been converted to the 2:1 proposition. While this initially results in a somewhat slower inventory turn, the individual dining transactions are more profitable due to the corresponding reduction in the cost of the rights to receive consumed.

         The provision for merchant losses on the private label program, which are included in cost of sales, were $549 and 1,319 for the three and six-months ended March 31, 2000, respectively, compared to $734 and $1,644 in the prior year's comparable period. As a percentage of private-label sales, merchant losses on the private-label program were 2.5% and 3.0% for the three and six-months ended March 31, 2000, respectively, versus 3.0% and 3.5%, respectively for the same periods in the prior year. The provision for merchant losses recorded for the registered card program amounted to $930 and $1,982 for the three and six-months ended March 31, 2000. As a percentage of registered-card sales, merchant losses on the registered-card program were 4.0% and 4.25% for the three and six-months ended March 31, 2000, respectively. Processing fees was 3.0% based on private label dining transactions processed for the three and six-months ended March 31, 2000, compared to 3.6 % and 3.0% for the three and six-months ended March 31, 1999, respectively.

         Membership and renewal fee income for the three and six-month periods ended March 31, 2000 were $2,117 and $4,374, respectively, compared to $1,980 and $3,730, respectively, for the comparable prior year periods. The acquisition of DALC, and the inclusion of the Company's one-third share of the fees paid by members of DALC, has resulted in an overall increase in membership and renewal fee income. With the exclusion of the registered card program, membership and renewal fee were $1,850 and $3,937, respectively, for the three and six-month periods ending March 31, 2000. Fee income is recognized over a twelve-month period beginning in the month the fee is received.

         Continuing franchise fee income decreased by $57 and $88 in the three and six-month periods ended March 31, 2000, compared with the prior year primarily reflecting the Company's continued strategy of repurchasing formerly franchised territories.

         Commission income for the three and six-month periods ending March 31, 2000 were $15 and $49, respectively, compared to $31 and $71, respectively, for the comparable prior year periods. Commission income represents fees collected from third party marketing partners.

         Processing income comprises the sale or lease of point-of-sale terminals to merchants, principally restaurants, as well as income received for serving as the merchants' processor for all of their credit card transactions, net of interchange fees.

         With the exclusion of a one-time legal reserve recorded in the first quarter of fiscal 1999, selling, general and administrative expenses for the three and six-months ended March 31, 2000 increased by $230 and $658 or 5.4% and 8.1%, respectively, compared with the prior year periods. As a percentage of gross dining usage, selling general and administrative expenses were 9.9 % for the three and six-month periods ended March 31, 2000, down from 17.6% and 17.2%, respectively, for the same periods last year as a result of the integration of the registered-card program into the Company's existing sales, technology and administrative infrastructure.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

         Salaries and benefits increased $801 and $1,718, respectively, when comparing the three and six-month period ended March 31, 2000 with the same periods in the prior year. The increase is mainly due to adding a few employees to support the addition of the registered card programs, and primarily relates to information technology, sales and customer service.

         In the three and six-month periods ended March 31, 2000, cardmember acquisition expenses were $1,631 and $3,175, respectively, versus $1,586 and $2,767, respectively, in the prior year's comparable periods. Included in cardmember acquisition expenses was the amortization of previously capitalized advertising costs amounting to $431 and $1,216 in the fiscal 2000 periods versus $866 and $1,409 in the fiscal 1999 comparable periods. Costs capitalized in the 2000 periods were $61 and $115 versus $805 and $2,607 in 1999. The Company's conversion of private label members to the registered-card program has resulted in reduced marketing associated with the private-label card. The Company anticipates the conversion to be completed by the latter part of fiscal 2000 and has commenced sending communications to its private label members informing themof the impending changes.

         The Company's marketing strategy with the registered card programs will be significantly different. With its current registered-card program, acquired through the acquisition of DALC, marketing will continue to be heavily skewed towards loyalty programs such as the airline frequent flyers, which enjoy higher renewal rates because the product is both free and in a desirable currency, i.e. frequent flyer miles. These are attractive to the Company because they typically involve either lower service cost of members or favorable rates to acquire and deliver the member benefit. However, with the conversion of the private-label members over to the new Transmedia registered card, the Company will also aggressively market its Transmedia registered-card fee-based memberships through distribution channels such as corporate cards and other similar partner programs. The Company believes that on a going forward basis, the incremental cost of solicitation and promotion may be substantially offset by the initial fee income and that future renewal income may have a positive contribution towards profitability. Additionally, the Company's experience is that members who pay a fee tend to spend at a higher rate.

         Printing and postage decreased $55 to $785 when comparing the three-month period ending March 31, 2000 to the same period in the prior year, but increased by $532 to $2,091 when comparing the six-month period ending March 31, 2000 to the same period in the prior year. The six-month increase reflects the initial costs of operating the two separate platforms associated with the registered-card and the private label card, while the three-month decrease demonstrates the successful integration of the two platforms and the related economies of scales associated with the printing of directories.

         Interest and other expense was $1,543 in the 2000 three-month period and $3,133 in the fiscal 2000 six-month period compared with $737 and $1,478, respectively, in the comparable 1999 periods. The increase is attributable to the additional debt taken on by the Company to finance the acquisition of DALC.

         Income before income taxes and extraordinary item was $437 and $319 for the three and six-month periods ended March 31, 2000, compared with loss before income taxes and extraordinary item of $1,871 and $3,225 in the 1999 comparable period.

         On December 30, 1999, the Company entered into an $80 million revolving securitization of the combined rights to receive of both the private label and the registered-card dining programs. The securitization was privately placed through an asset backed commercial paper conduit. The proceeds drawn down at closing, approximately $65 million based on a similar borrowing base formula used in the bridge loan, were utilized to terminate and payoff $33 million non recourse notes from the 1996 securitization and the $27 million outstanding under the bridge loan. The

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES


         early extinguishment of the 7.4% notes resulted in an extraordinary charge of $1,623 or 12 cents per share

         The Company had net income of $437 or 1 cent per share for the three months period and a loss of $1,304 or 13 cents per share for the six-month period ended March 31, 2000, versus a net loss of $1,871 or 14 cents per share and a net loss of $3,225 or 25 cents per share, respectively, in the prior year comparable periods.

(B)      LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents amounted to $11,569 at March 31, 2000. The Company believes that cash on hand, together with cash generated from operations, cash previously restricted and available under the new securitization facility, will be sufficient to fund the Company's normal cash requirements for the 2000 fiscal year.

         The Company launched its new Internet dining venture, iDine.com during the third fiscal quarter of 2000. The initial funding for the venture will come principally from a group of Chicago based investors. The Company will issue common stock shares and warrants through a private placement in two tranches aggregating $10,000. The second tranche, estimated at approximately $5,875 will be subject to near-term shareholder approval. Cash requirements for this venture through the 2000 fiscal year is expected to be approximately $9,000 and will mainly be used for site development and construction, salaries and related operating expenses, and capital expenditure.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to various types of market risk, including changes in interest rates. Market risk is the potential loss arising from adverse changes in the market rates and prices, such as interest rates. The Company does not enter into derivatives or other financial instruments for trading of speculative purposes. The Company's total investments at March 31, 2000 and 1999 were $2,266 and $688, respectively, and consisted of equity securities.

                           PART II - OTHER INFORMATION

Items 1, 2, 3, and 5

Items 1, 2, 3, and 5 of Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 4

         Submission of matters to a vote of security holders
                  (a) Meeting

                      Annual meeting of stockholders was held on March 1, 2000

                  (b) Election of Directors

                      Proxies for the meeting were solicited pursuant to Regulation 14 under the Act and all nominees were elected.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES


                  (c) Matters voted upon

                  (i) The election of six directors.

                      Rod F. Dammeyer                         COMMON STOCK                         PREFERRED STOCK
                                                              ------------                         ---------------

                           For                                11,664,212                                 3,999,247
                           Withheld/Against                      606,527                                       862
                           Exceptions/Abstain                         --                                        --
                                                              ----------                           -----------------
                           Total Shares voted                 12,270,739                                 4,000,109
                           Broker no vote                      1,361,970                                   149,269
                           Total shares eligible to vote      13,632,709                                 4,149,378
                                                              ==========                           ================


                      Herbert M. Gardner                      COMMON STOCK                         PREFERRED STOCK
                                                              ------------                         ---------------

                           For                                11,608,087                                 3,999,247
                           Withheld/Against                      662,652                                       862
                           Exceptions/Abstain                         --                                        --
                                                              ----------                           ---------------
                           Total Shares voted                 12,270,739                                 4,000,109
                           Broker no vote                      1,361,970                                   149,269
                           Total shares eligible to vote      13,632,709                                 4,149,378
                                                              ==========                           ===============


                      F. Philip Handy                         COMMON STOCK                         PREFERRED STOCK
                                                              ------------                         ---------------

                           For                                11,225,907                                 3,798,044
                           Withheld/Against                    1,044,832                                   207,065
                           Exceptions/Abstain                         --                                        --
                                                              ----------                           ---------------
                           Total Shares voted                 12,270,739                                 4,005,109
                           Broker no vote                      1,361,970                                   144,269
                           Total shares eligible to vote      13,632,709                                 4,149,378
                                                              ==========                           ===============


                      Gene M. Henderson                       COMMON STOCK                         PREFERRED STOCK
                                                              ------------                         ---------------

                           For                                11,664,212                                 3,999,247
                           Withheld/Against                      606,527                                       862
                           Exceptions/Abstain                         --                                        --
                                                              ----------                           ---------------
                           Total Shares voted                 12,270,739                                 4,000,109
                           Broker no vote                      1,361,970                                   149,269
                           Total shares eligible to vote      13,632,709                                 4,149,378
                                                              ==========                           ===============


                      George S. Wiedeman                      COMMON STOCK                         PREFERRED STOCK
                                                              ------------                         ---------------

                           For                                11,664,212                                 3,999,247
                           Withheld/Against                      606,527                                       862
                           Exceptions/Abstain                         --                                        --
                                                              ----------                           ---------------
                           Total Shares voted                 12,270,739                                 4,000,109
                           Broker no vote                      1,361,970                                   149,269
                           Total shares eligible to vote      13,632,709                                 4,149,378
                                                              ==========                           ===============

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                      Lester Wunderman                        COMMON STOCK                         PREFERRED STOCK
                                                              ------------                         ---------------

                           For                                11,661,875                                 3,999,122
                           Withheld/Against                      608,864                                       987
                           Exceptions/Abstain                         --                                        --
                                                              ----------                           ---------------
                           Total Shares voted                 12,270,739                                 4,000,109
                           Broker no vote                      1,361,970                                   149,269
                           Total shares eligible to vote      13,632,709                                 4,149,378
                                                              ==========                           ===============


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

                                                  TRANSMEDIA NETWORK INC.
                                                       (Registrant)

May 15, 2000                                      /S/STEPHEN E. LERCH
                                                  -----------------------------
                                                  Stephen E. Lerch
                                                  Executive Vice President
                                                  and Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT     DESCRIPTION

 27         Financial Data Schedule