Form 10-Q
period 2000-06-30
TRANSMEDIA NETWORK INC /DE/
filed 2000-08-15
CIK 78536

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark One)
 [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2000
                               -----------------
OR

 [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number    1-13806
                         ---------

                            TRANSMEDIA NETWORK INC.
          -----------------------------------------------------------
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

                                  305-892-3300
                         -----------------------------------
                           (Registrant's telephone number,
                              including area code)

Indicate by (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                               Yes [X]  No [  ]

The number of shares outstanding of the issuer's Common Stock, $.02 par value, as of August 8, 2000: 14,536,992

                                    I N D E X

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES


PART  I. FINANCIAL INFORMATION                             PAGE NO.
------------------------------

Item 1.           Financial Statements:

                  Consolidated Balance Sheets --               3
                  June 30, 2000 (unaudited)
                  and September 30, 1999 (audited)

                  Consolidated Statements of Income            4-5
                  And Comprehensive Income
                  Three and nine months ended June 30,
                  2000 and 1999 (unaudited)

                  Consolidated Statements of Cash Flows--      6-8
                  Nine months ended June 30,
                  2000 and 1999 (unaudited)

                  Notes to Unaudited Consolidated              9-12
                  Financial Statements

Item 2.           Management's Discussion and Analysis         13-16
                  of Financial Condition and Results of
                  Operations

Item 3.           Quantitative and Qualitative Disclosure
                  About Market Risk                            16

PART II. OTHER INFORMATION                                     17
--------------------------

SIGNATURE                                                      17

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                      June 30, 2000 and September 30, 1999
                      (in thousands except per share data)

                                   Assets                                              June 30,       *September 30,
                                  --------                                               2000               1999
                                                                                     -----------       -------------
                                                                                     (unaudited)

Current assets:
     Cash and cash equivalents                                                       $   12,050        $      8,943
     Restricted cash                                                                          -               3,726
     Accounts receivable, net                                                             8,574               8,107
     Rights-to-receive, net
        Unrestricted                                                                          -              41,833
        Securitized                                                                      76,775              34,621
     Prepaid expenses and other current assets                                            2,879               5,259
                                                                                     -----------       -------------
                   Total current assets                                                 100,278             102,489

Securities available for sale, at fair value                                              1,452                 631
Equipment held for sale or lease, net                                                       249                 702
Property and equipment, net                                                               8,316               6,413
Other assets                                                                              1,382               2,583
Restricted deposits and investments                                                          90               2,070
Excess of cost over net assets acquired and other intangible assets                      10,598               4,822
                                                                                     -----------       -------------
                   Total assets                                                      $  122,365        $    119,710
                                                                                     ===========       =============
                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities:
     Short term borrowing - bank                                                     $        -        $     29,000
     Secured non-recourse revolving debt                                                 59,625                   -
     Accounts payable - rights-to-receive                                                10,722               6,691
     Accounts payable - trade                                                            11,136               8,376
     Accrued expenses and other                                                           2,622               5,174
     Deferred membership fee income                                                       2,991               3,850
                                                                                     -----------       -------------
                   Total current liabilities                                             87,096              53,091

Secured non-recourse notes payable                                                            -              33,000
Term loan - affiliate                                                                         -              10,000
Other long-term liabilities                                                               4,450               3,170
                                                                                     -----------       -------------
                  Total liabilities                                                      91,546              99,261
                                                                                     -----------       -------------
Guaranteed value of put warrants                                                          3,200               2,336
Stockholders' equity:
     Preferred stock - Series A, par value $0.10 per share (10,000 shares authorized; 4,149 and 0 shares issued and outstanding as of June
        30, 2000 and September 30, 1999, respectively)                                      415                   -
     Common stock, par value $0.02 per share (70,000 shares authorized;
        14,537 and 13,376 shares issued and outstanding as of June 30,
        2000 and September 30, 1999, respectively)                                          290                 264
     Additional paid-in capital                                                          37,416              22,661
     Accumulated other comprehensive income                                                 727                 218
     Retained earnings                                                                  (11,229)             (5,030)
                                                                                     -----------       -------------
                   Total stockholders' equity                                            27,619              18,113
                                                                                     -----------       -------------
                   Total liabilities and stockholders' equity                        $  122,365        $    119,710
                                                                                     ===========       =============

See accompanying notes to unaudited consolidated financial statements.
* The balance sheet at September 30, 1999 is derived from the registrant's audited consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

           Consolidated Statements of Income and Comprehensive Income

            Three months and nine months ended June 30, 2000 and 1999
                                   (unaudited)
                     (in thousands, except income per share)

                                                                  Three Months Ended                Nine Months Ended
                                                                         June 30,                         June 30,
                                                              --------------------------       ---------------------------
                                                                 2000            1999             2000             1999
                                                              ----------       ---------       ----------       ----------
Operating revenue:
     Sales of rights-to-receive:
        Private label                                          19,681           23,893          63,660           70,854
        Registered card                                        23,608               --          70,195               --
                                                              ----------       ---------       ----------       ----------
             Gross dining sales                                43,289           23,893         133,855           70,854

        Cost of sales                                          24,825           13,580          78,356           40,274
        Member discounts                                        9,464            5,462          28,767           16,277
                                                              ----------       ---------       ----------       ----------
     Net revenue from rights-to-receive                         9,000            4,851          26,732           14,303

     Membership and renewal fee income                          2,232            2,175           6,606            5,905
     Franchise fee income                                         138              279             568              797
     Commission income                                             15               43              64              114
     Processing income                                            198              331             737            1,085
                                                              ----------       ---------       ----------       ----------
           Total operating revenues                            11,583            7,679          34,707           22,204
                                                              ----------       ---------       ----------       ----------
Operating expenses:
     Selling, general and administrative                        8,244            4,219          17,012           13,156
     Salaries and benefits                                      3,230            2,438           9,123            6,613
     Member acquisition and promotion                           1,613            1,635           4,788            4,402
     Printing and postage                                       1,233              797           3,324            2,529
                                                              ----------       ---------       ----------       ----------
            Total operating expenses                           14,320            9,089          34,247           26,700
                                                              ----------       ---------       ----------       ----------
                   Operating income (loss)                     (2,737)          (1,410)            460           (4,496)

Other income (expense):
     Realized gain on sale of securities available
        for sale                                                   --               --              40            1,119
     Interest and other income                                    153               80             368              301
     Interest expense and financing cost                       (1,533)            (735)         (4,666)          (2,213)
                                                              ----------       ---------       ----------       ----------
           Loss before income taxes and
               extraordinary item                              (4,117)          (2,065)         (3,798)          (5,289)

Income tax (benefit)                                               --               --              --               --
                                                              ----------       ---------       ----------       ----------
           Loss before extraordinary item                      (4,117)          (2,065)         (3,798)          (5,289)
                                                              ----------       ---------       ----------       ----------

                                                                    (Continued)

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

      Consolidated Statements of Income and Comprehensive Income, Continued

                                                                   Three Months Ended                Nine Months Ended
                                                                         June 30,                          June 30,
                                                              --------------------------       ---------------------------
                                                                 2000             1999            2000             1999
                                                              ----------       ---------       ----------       ----------
           Loss before extraordinary item                        (4,117)         (2,065)          (3,798)          (5,289)

Extraordinary item, net of tax                                       --              --           (1,623)             --
                                                              ----------       ---------       ----------       ----------
                   Net loss                                      (4,117)         (2,065)          (5,421)          (5,289)
                                                              ----------       ---------       ----------       ----------
Other comprehensive income, net of tax:
     Unrealized  holding  gain (loss) on  securities
       available-for-sale held at end of period
                                                                   (814)            227              842              191
     Beginning unrealized gain (loss) for
       securities sold                                               --              18              (21)             558
     Tax effect of unrealized gain                                  309             (93)            (312)            (285)
                                                              ----------       ---------       ----------       ----------
                   Comprehensive loss                         $  (4,622)         (1,913)          (4,912)          (4,825)
                                                              ----------       ---------       ----------       ----------
Net loss per share of common stock:
    Basic and diluted:
        Loss before extraordinary item                           (0.31)           (0.16)           (0.33)           (0.41)
                                                              ----------       ---------       ----------       ----------
        Extraordinary loss                                         0.00            0.00            (0.12)            0.00
                                                              ----------       ---------       ----------       ----------
        Net loss                                              $   (0.31)          (0.16)           (0.45)           (0.41)
                                                              ----------       ---------       ----------       ----------
Weighted average number of common and common
  equivalent shares outstanding:
    Basic:                                                       14,159          12,881           13,729           12,938
    Diluted:                                                     18,737          12,982           18,209           13,027


See accompanying notes to unaudited consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Nine months ended June 30, 2000 and 1999
                  (Dollars in thousands, except per share data)

                                                                                         (unaudited)
                                                                                -----------------------------
                                                                                    2000             1999
                                                                                ------------     ------------
Cash flows from operating activities:
     Net loss                                                                   $  (5,421)            (5,289)
     Adjustments to reconcile net loss to net cash provided by (used
        in) operating activities:
           Depreciation and amortization                                            3,035              2,568
           Amortization of deferred financing cost                                    738                202
           Provision for rights-to-receive losses                                   4,895              2,480
           Gain on sale of securities available for sale                              (40)            (1,119)

           Changes in assets and liabilities:
               Accounts receivable                                                   (467)              (493)
               Rights-to-receive                                                    1,222             (1,836)
               Prepaid expenses and other current assets                            2,408             (2,933)
               Other assets                                                         1,489               (348)
               Accounts payable                                                     3,074                649
               Income taxes receivable                                               (806)             1,238
               Accrued expenses                                                    (1,346)               283
               Deferred membership fee income                                        (860)               552
                                                                                ------------     ------------
                     Net cash provided by (used in) operating activities            7,921             (4,046)
                                                                                ------------     ------------
Cash flows from investing activities:
     Acquisition of Dining a la Card                                                    -            (36,453)
     Additions to property and equipment                                           (4,120)            (1,478)
     Acquisition of franchises                                                     (4,076)              (648)
     Note payable - former franchises                                              (3,325)                 -
     Proceeds from sale of securities available for sale                               40              1,120
     Decrease in restricted deposits and investments                                2,948                 86
                                                                                ------------     ------------
                     Net cash used in investing activities                         (8,533)           (37,373)
                                                                                ------------     ------------
Cash flows from financing activities:
     Net proceeds from rights offering                                              9,700                  -
     Net proceeds from private placement                                            4,126                  -
     Net proceeds from revolving securitization                                    58,555                  -
     Dividends paid                                                                  (388)                 -
     Repayment of secured non-recourse notes                                      (33,000)                 -
     (Repayment of) proceeds from short term loan - bank                          (29,000)            29,000
     (Repayment of) proceeds from short term loan - affiliate                     (10,000)            10,000
     Decrease in restricted cash                                                    3,726                707
     Conversion of warrants and options for
           common stock, net of tax benefits                                            -                306
                                                                                ------------     ------------
                     Net cash provided by financing activities                      3,719             40,013
                                                                                ------------     ------------

                            TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

                                                                                         (unaudited)
                                                                                -----------------------------
                                                                                   2000               1999
                                                                                ------------     ------------
                     Net increase (decrease) in cash and cash
                          equivalents                                           $    3,107            (1,406)

Cash and cash equivalents:
     Beginning of year                                                               8,943             4,632
                                                                                ------------     ------------
     End of year                                                                $   12,050             3,226
                                                                                ============     ============
Supplemental disclosures of cash flow information:

     Cash paid (received) during the period for:
        Interest                                                                $      838             1,641
                                                                                ============     ============
        Income taxes                                                            $       31            (1,238)
                                                                                ============     ============

Supplemental schedule of noncash and investing activities:
        Noncash investing and financing activities:


        The acquisition of Dining a la Card for $35,000, 400,000 shares of common stock, with a put value of $8 per share, and options to purchase 400,000 shares of common stock, was recorded at the end of the third quarter of fiscal 1999 (see Note 4) as follows:

            Fair value of assets acquired:
                 Rights-to-receive                           $ 40,782
                 Other assets                                     231
                 Accrued expenses                                (663)
                 Stock options outstanding                       (697)
                 Guaranteed value of puts                      (1,471)
                 Common stock issued                           (1,729)
                                                             ---------
                                   Cash paid                 $  36,453
                                                             =========

        The acquisition of the Houston franchisee was recorded during the second quarter of fiscal year 1999 as follows (see Note 6):

           Fair value of assets acquired:
                  Rights-to-receive                          $    127
                  Other assets                                     13
                  Excess of cost over net assets acquired         536
                                                             ---------
                                                                  676
           Less:  Cash paid                                       648
                                                             ---------
                  Liabilities assumed                        $     28
                                                             =========

                            TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

     The acquisition of the San Antonio/Austin franchisee was recorded during the first quarter of fiscal year 2000 as follows (see Note 6):

         Fair value of assets acquired:
                  Rights-to-receive                          $    200
                  Other assets                                      5
                  Excess of cost over net assets acquired         788
                                                             ---------
                                                                  993
        Less:     Cash paid                                       950
                                                             ---------
                                    Liabilities assumed      $     43
                                                             =========

     The acquisition of the New Jersey franchisee was recorded during the second quarter of fiscal year 2000 as follows (see Note 6):

         Fair value of assets acquired:
                  Rights-to-receive                          $  1,344
                  Other assets                                     22
                  Excess of cost over net assets acquired       2,002
                                                             ---------
                                                                3,368
        Less:     Cash Paid                                     1,700
                  Cash payments outstanding                     1,300
                                                             ---------
                                    Liabilities assumed      $    368
                                                             =========

     The acquisition of the Washington, DC franchisee was recorded during the third quarter of fiscal year 2000 as follows (see Note 6):

        Fair value of assets acquired:
                  Rights-to-receive                          $  1,661
                  Other assets                                     33
                  Excess of cost over net assets acquired       3,725
                                                             ---------
                                                                5,419
        Less:     Cash Paid                                     1,426
                  Common shares issued                          1,500
                  Note payable                                  2,000
                                                             ---------
                                    Liabilities assumed      $    493
                                                             =========

     The acquisition of the Virginia franchisee was recorded during the third quarter of fiscal year 2000 as follows (see Note 6):

         Fair value of assets acquired:

                  Excess of cost over net assets acquired          25
                                                             ---------
        Less:     Cash payments outstanding                  $     25
                                                             =========

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

         The information presented in each of the included unaudited consolidated financial statements, in the opinion of management, reflects all adjustments necessary for a fair statement of the results for all interim periods. The results for the three and nine-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

(2)      Internet Dining Venture

         On May 2, 2000, the Company launched its new Internet dining venture. Execution of the e-commerce initiative is through iDine.com, a newly formed wholly owned subsidiary. The on-line product will allow restaurateurs to create special incentives and promotions through the iDine website on specific days of the week and/or times of the day in order to drive incremental traffic when they need it most. Consumers will have their choice of savings benefits in points or cash and may convert the points into either complimentary dining or frequent flyer miles. The website also allows for on-line reservations, national restaurant listings and access to reviews and maps. The on-line initiative is intended to broaden the amount and type of savings and rewards offered to consumers as well as to expand the participating restaurant base by providing restaurant operators with a full suite of yield management products.

         Development of the e-commerce product is being finance by corporate capital and through a $10 million private placement. In the first tranche of the private placement, the Company issued 904,303 shares of its common stock at $4.5625 and warrants to purchase an additional 1,808,606 shares of its common stock, half of which have an exercise price of $5.93 and the other half of $7.30. The warrants will expire on April 28, 2005. The Company received proceeds from the share issuance in the amount of $4,126. The Company intends to raise approximately $5,874 through a second tranche which will be subject to near-term shareholder approval at a special shareholders meeting scheduled for August 17, 2000.

         Operating results for the quarter ended June 30, 2000 were materially empacted by the new on-line business which is presently in the start-up and development phases. Included in operating expenses is approximately $3,100 associated with the e-commerce initiative. Additionally, approximately $1,400 of development expenditure has been capitalized.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                             (Dollars in thousands)

(3)      Conversion to Registered Card and Rebranding

         Effective August 1, 2000, the Company completed its efforts to convert its entire restaurant portfolio and membership base to the registered card program. The registered card platform was acquired through the Dining a La Card acquisition, and allows members to register a valid credit card with the Company and then present the registered credit card when dining at participating restaurants in order to access their rewards and benefits. This is in contrast to the Company's traditional methodology whereby a separate private label charge card, the Transmedia Card, was selectively issued to members who then used it to obtain a discount at participating restaurants. The private label program is expected to be completely phased out by the end of the calendar year.

         In connection with the conversion and the launch of the on-line business, the Company has decided to universally brand its dining programs under the iDine name. iDine Prime will resemble the legacy fee based, cash reward dining program that give members complete access to the entire restaurant portfolio. iDine Choice is a no-fee program that will provide varying levels of benefits, services and rewards and uses alternative currencies for awarding benefits such as airline miles, dining points, etc. Included in the Choice program will be the on-line offering of variable incentives and promotions at selected restaurants as discusses in Note 2 above.

 (4)     Securitization of Rights to Receive

         On December 30, 1999, the Company entered into the $80 million revolving securitization of the combined rights to receive of both the private label and the registered card dining programs. The new securitization was privately placed through an asset backed commercial paper conduit. The proceeds drawn down at closing, approximately $65 million based on a borrowing base formula were utilized to terminate and payoff $33 million in non-recourse notes from the 1996 securitization and $27 million then outstanding under a bridge loan used in the acquisition of Dining a La Card ("DALC"). Additionally, the Company was required to pay a termination payment of approximately $1.1 million to the noteholders and non-recourse partners in the 1996 securitization. The interest rate applicable to the new facility is the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper ("CP") having a term equal to the related CP tranche period that may be sold by any placement agent or commercial paper dealer selected by the conduit on the first day of such CP tranche period, plus the amount of any placement agent or commercial paper dealer fees and commissions incurred or to be incurred in connection with such sale. At June 30, 2000, the effective interest rate for the new facility was 8.8% per annum.

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
                                                             =========

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                             (Dollars in thousands)

(5)      Rights Offering

         On November 9, 1999, the Company completed a Rights Offering to existing shareholders resulting in the issuance of 4,149,378 convertible, redeemable preferred shares. The preferred shares have a dividend rate of 12%, of which 6% is payable in cash, quarterly in arrears, and the remaining 6% accrues unless otherwise paid currently at the Company's discretion, until conversion by the holder. At June 30, 2000, March 31, 2000 and December 31, 1999, the Company paid cash dividends in the amount of $150, $150 and $88, respectively. Each preferred share may be converted into common stock at the option of the holder at any time. The initial rate of conversion is one to one. Subsequent conversion rates are higher to the extent of the deferred dividend accruing at 6% and any unpaid cash dividends. If not previously converted, the Company may commence redemption of the preferred shares on the third anniversary of the rights offering. At June 30, 2000, the conversion rate of the preferred shares was 1 preferred share for 1.0389 common shares.

         The proceeds from the stock issuance of $10,000 were used to retire a $10,000 term loan obtained from an affiliate of the Company's largest investor used primarily for the DALC acquisition. Pursuant to its subscription privileges and as a Standby Purchaser for any unsubscribed shares, Equity Group Investments, Inc. ("EGI"), also an affiliate of the Company's largest investor, acquired 2.84 million of the preferred shares. The additional investment provided EGI with the right to designate an additional member to the Board of Directors. The size of the Board was increased by this one member during the last quarter.

(6)      Purchase of Franchises and Licenses

         On December 16, 1999, the Company acquired all the rights-to-receive, and the right to conduct business in the San Antonio and Austin sales territories from its franchisee, Texas Restaurant Card, Inc. ("TRC"). The purchase price was $950 of which $788 represents the cost of the franchises which has been recorded as the excess of cost over net assets acquired. With the acquisition of these sales territories, the Company has completed the reacquisition of all of the sales territories of TRC, and the right to conduct business in Texas and has settled any and all obligations under the franchise agreement, as amended.

         On March 31, 2000, the Company acquired all the outstanding shares of its New Jersey franchisee, 47K Corp, for $3,000 payable in three installments. The purchase method of accounting for business combinations was used. The operating results of the acquired company have been included in the consolidated results of Transmedia Network, Inc., since the date of acquisition. The fair market value of the assets acquired was $3,368 and liabilities assumed totaled $368. Assets acquired included rights to receive and other miscellaneous items. The first payment of $1,700 was made at closing on March 31, 2000; the second payment of $1,050 paid on July 31, 2000; and the final payment is due March 31, 2001.

         On April 11, 2000, the Company terminated, by mutual consent, the license agreements with Transmedia Asia Pacific, Inc. and Transmedia Europe, Inc. to operate the Transmedia dining card program in their respective territories. As a result of these negotiations, the Company forgave a $500 note and all accrued interest due from Transmedia Asia Pacific, Inc., and Transmedia Europe, Inc. Due to the uncertainty surrounding the resolution of this matter, the Company had previously provided a reserve for the face value of the note and related accrued

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                             (Dollars in thousands)

         interest. Following a brief transition period, Transmedia Asia Pacific, Inc. and Transmedia Europe, Inc. will cease using the Transmedia brand name for their discount programs.

         On June 29, 2000, the Company acquired the net assets of its Washington DC franchisee, Potomac Dining Ltd., for $4,926. The acquisition, accounted for under the purchase method of accounting for business combinations, was composed of a cash payment of $1,426, subordinated convertible promissory notes of $2,000, and the issuance of 352,423 shares of the Company's common stock valued at $1,500. Accordingly, the operating results have been included in the Company's consolidated financial statements since the date of acquisition. The fair market value of the assets acquired, was $5,419 and liabilities assumed totaled $493. Assets acquired included rights to receive and other miscellaneous items. The terms of the two $1 million convertible notes are as follows: (1) maturity date of June 30, 2002 and 2003; respectively (2) interest accrues on unpaid principal amount of the notes at a rate equal to the prime rate plus 1%; (3) notes may be converted to common shares by noteholder upon 10 business days prior written notice to the Company (not less than $225 in principal per each election to convert).

         On June 30, 2000, the Company acquired all the assets of its Virginia franchisee, Stoney Creek Dining, Inc., for a termination cash payment of $25, which was paid on July 7, 2000. With the completion of this acquisition, the Company has reacquired all franchises and licenses, and removes any limitations from the Company offering dining rewards programs within or outside the United States.

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

         The diluted share base for the three and nine months ended June 30, 2000 excludes 231,500 and 170,309 incremental shares related to warrants, 196,718 and 159,627 related to employee stock options and 4,149,378 of convertible preferred shares issued in the rights offering on November 9, 1999. These shares are excluded due to their anti-dilutive effect on the earnings per share calculation.


(8)      Recently Issued Guidance

         On March 31, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44. Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 (FIN 44). This Interpretation provides guidance for issues that have arisen in applying APB Opinion No. 25. Accounting for Stock Issued to Employees. FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000 - except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock issued awards to add a reload feature are effective for awards modified after January 12, 2000. Management is currently in the process of assessing the impact that this Interpretation will have on the Company's results of operations and its financial position.

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

(a) Results of operations - Comparison of three and nine months ended June, 30, 2000 and 1999

         Sales of rights-to-receive for the three and nine-month periods ended June 30, 2000 were $43,289 and $133,855, respectively, which represents an increase of 81.2% and 88.9%, respectively, over the comparable periods in the prior year, and mainly reflects the registered card sales associated with the acquisition of Dining a La Card ("DALC"). DALC was acquired June 30, 1999, and therefore, there are no sales relating to the registered card program included in the three-month and nine-month periods ended June 30, 1999. Registered card sales for the three and nine-month period ended June 30, 2000 were $23,608 and $70,195, respectively. For the three months ended June 30, 2000, registered card sales includes $3,583 in dining sales from private label members converted to the registered card platform (see below). The Company transferred all private-label members over to the registered card on August 1, 2000.

         Sales for the Transmedia private label program were $19,681 and $63,660 for the three and nine-month periods ended June 30, 2000, a decrease of 17.6% and 10.2% from the same periods of the prior year. Included in fiscal 2000 private label sales are $767 and $1,376, respectively, of sales related to the Houston, San Antonio/Austin, New Jersey and Washington DC territories reacquired in February 1999, December 1999, March 2000 and June 2000, respectively. On a same territory basis, sales decreased $4,838 and $8,362, respectively, for the three and nine-month periods ended June 30, 2000. The decrease in private label sales is partly a function of a slowdown in the private label restaurant signings, and an overall decrease in private label restaurants, in the anticipation of the August 1, 2000 conversion to sole use of the registered card. Additionally, the Company has made available to its private label members, the ability to use their credit card registered for the private label program at restaurants in the registered card program. This resulted in an additional $3,583 and $4,419, respectively, of registered card sales for the three and nine-month periods ended June 30, 2000. As a result of the conversion on August 1, 2000, registered card sales from the original private label members should increase further with an offsetting decrease in private label sales.

         Private-label member discounts as a percentage of sales were 22.6% and 22.7%, respectively, for the current three and nine-month periods, compared to 22.9% and 23.0% in the prior year periods. With the inclusion of the registered card programs, the member discounts fall to 21.9% and 21.5% for the three and nine-month periods ended June 30, 2000, respectively. The majority of the registered-card members are enrolled in the airline programs and earn 10 miles for each dollar spent at a participating merchant. The Company purchases airline mileage from the airlines on an as needed basis at a contractual rate that allows the Company to effectively reduce the cost of the member rebate in the airline program to less than that of the standard cash rebate.

         Cost of sales increased to 57.3% and 58.5% of gross dining sales for the three and nine-months ended June 30, 2000, respectively, up from 56.8% for the same periods in the prior year. The increase in cost of sales is directly related to the addition of the DALC registered card portfolio which was traditionally offered to merchants at an advance rate less than the customary

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

         Transmedia private label rate of 2:1, and therefore, results in a somewhat higher cost of sales than the private label portfolio. Since the acquisition, however, all new restaurants signed on under the registered card program, as well as the majority of those renewed, have been advanced cash under the 2:1 proposition. The lowering of the cost of sales as a percentage of sales for the three months versus the nine months ended June 30, 2000 reflects this conversion. While this initially results in a somewhat slower inventory turn, the individual dining transactions are more profitable due to the corresponding reduction in the cost of the rights to receive consumed.

         Provision for rights-to-receive losses, which are included in cost of sales, amounted to $1,594 and $4,895 for the three and nine-month periods ended June 30, 2000, compared to $836 and $2,480 in the prior year periods. As a percentage of sales, provision for rights to receive losses were 3.7% for the three and nine-month period ended June 30, 2000, versus 3.5% for the comparable periods in the prior year. Processing fees based on private label dining transactions processed decreased to 3.0% and 3.1% as a percentage of gross dining sales for the three and nine-months ending June 30, 2000, respectively, down from 3.7% and 3.2% for the same periods in the prior year. When combined with the registered card program, processing fees for the three and nine-month periods ended June 30, 2000, fell to 2.3% and 2.4%, respectively, reflecting the lower rates received for the higher volume of transactions.

         Membership and renewal fee income for the three and nine-month periods ending June 30, 2000 were $2,232 and $6,606, respectively, compared with $2,175 and $5,905 for the comparable prior year periods. The acquisition of DALC, and the inclusion of the Company's one-third share of the fees paid by members of DALC, has resulted in an overall increase in membership and renewal fee income. With the exclusion of the registered card program, membership and renewal fees were $1,942 and $5,877, respectively, for the three and nine-month periods ending June 30, 2000 which is comparable with the same periods of the prior year. Fee income is recognized over a twelve-month period beginning in the month the fee is received.

         Continuing franchise fee income decreased by $141 and $229 in the three and nine-month periods ended June 30, 2000, compared with the prior year primarily reflecting the eventual repurchase of all formerly franchised territories.

         Commission income for the three and nine-month periods ending June 30, 2000 were $15 and $64, respectively, compared to $43 and $114, respectively, for the comparable prior year periods. Commission income represents fees collected from third party marketing partners.

         Processing income comprises the sale or lease of point-of-sale terminals to merchants, principally restaurants, as well as income received for serving as the merchants' processor for all of their credit card transactions, net of interchange fees.

         Selling, general and administrative expenses for the three and nine-months ended June 30, 2000 increased by $4,025 and $3,856 or 95.4% and 29.3%, respectively, compared with the prior year periods. As a percentage of gross dining sales, selling general and administrative expenses were 19.0% and 12.7% for the three and nine-month periods ended June 30, 2000, compared to 17.7% and 18.6%, respectively. There are two main factors contributing to the increase in expenses during fiscal 2000, especially during the three-month period ended June 30, 2000. The Company recently launched its Internet dining venture, iDine.com. Selling, general and administrative expenses related to iDine.com during the last quarter were approximately $2,773 related to business plan development, business concept definition and testing, deal support during venture capitalist negotiations, and project management. Significant component increases for the three and nine months ending June 30, 2000 (exclusive of iDine.com) were sales commission of $836 and $1,321 associated mainly with commissions paid for the conversion of

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

         restaurants from the private label to the registered card program, depreciation and amortization of $162 and $377, rent and other expenses of $52 and $286 associated with the increase corporate office space and other expenses through the Dining A La Card integration which was completed at the end of the first quarter, and Private Label/Registered Card conversion programming of $115 and $257. Offsetting these increases during the nine-month period ending June 30, 2000 was a decline in professional fees and the establishment of additional legal reserves of $1,184 during the prior year.

         Salaries and benefits increased $792 and $2,510, respectively, when comparing the three and nine-month period ended June 30, 2000 with the same periods in the prior year. The increase for the most recent quarter primarily relates to employees hired to support iDine.com and amounted to $361. The increase in the nine-month period primarily relates to the salaries and benefits paid to the DALC employees during the integration. These amounts were substantially cut back after January 1, 2000, and now reflects only a few permanent employees required to support the addition of the registered card programs, and primarily relates to information technology, sales and customer service.

         In the three and nine-month periods ended June 30, 2000, member acquisition and promotion expenses were $1,613 and $4,788 versus $1,635 and $4,402 in the prior year's comparable periods. Included in member acquisition expenses was the amortization of previously capitalized advertising costs amounting to $358 and $1,574 in the fiscal 2000 periods versus $927 and $2,336 in the fiscal 1999 comparable periods. Costs capitalized in the 2000 periods were $29 and $144 versus $770 and $3,377 in 1999. The Company's conversion of private label members to the registered-card program has resulted in reduced marketing associated with the private-label card, but this was outweighed by the continued member communications sent to its private label members apprising them of the changes. The Company anticipates the conversion to be completed by August 2000.

         The Company's marketing strategy with the registered-card programs will be significantly different. With its current registered-card program, acquired through the acquisition of DALC, marketing will continue to be heavily skewed towards partner programs such as the airline frequent flyers, which enjoy higher renewal rates because the product is both free and in a desirable currency, i.e. frequent flyer miles. These are attractive to the Company because they typically involve either lower service cost of members or favorable rates to acquire and deliver the member benefit. However, with the conversion of the private-label members over to the new Transmedia registered-card, the Company will also aggressively market its Transmedia registered-card fee-based memberships through distribution channels such as corporate cards and other similar programs often using an "earn your fee" concept.

         Printing and postage increased $436 and $795 for the three and nine-month periods ending June 30, 2000 compared to the same period in the prior year. This increase is mainly as a result of the increased member communications sent by the Company to its members informing them of the impending changes to the dining programs.

         Interest and other expenses were $1,533 and $4,666 for the three and nine-month periods ending June 30, 2000, respectively, compared to $735 and $2,213 for the same periods in the previous year, respectively. The increase is attributable to the additional debt taken on by the Company to finance the acquisition of DALC.

         Loss before income taxes and extraordinary item was $4,117 and $3,798 for the three and nine-month periods ended June 31, 2000, compared with loss before income taxes and extraordinary

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

         item of $2,065 and $5,289 in the 1999 comparable period. Included in the fiscal 2000 fiscal losses are losses attributed to the Company's Internet startup venture, iDine.com, of $3,104.

         On December 30, 1999, the Company entered into an $80 million revolving securitization of the combined rights to receive of both the private label and the registered-card dining programs. The securitization was privately placed through an asset backed commercial paper conduit. The proceeds drawn down at closing, approximately $65 million based on a similar borrowing base formula used in the bridge loan, were utilized to terminate and payoff $33 million non recourse notes from the 1996 securitization and the $27 million outstanding under a bridge loan. The early extinguishment of the 7.4% notes resulted in an extraordinary charge of $1,623 or 12 cents per share.

         Net loss for the three and nine-month periods ended June 30, 2000 were $4,117 or 31 cents per share and $5,421 or 45 cents per share, compared with a net loss of $2,065 or 16 cents per share and $5,289 or 41 cents per share in the prior year comparable periods. Including in the net loss for the three and nine-month periods ended June 30, 2000 are charges of approximately $3,104 (or 22 cents per share) associated with the pre-launch of startup and development activities of the Company's new Internet dining venture, iDine.com.

(b)      Liquidity and Capital Resources

         The Company's cash and cash equivalents amounted to $12,050 at June 30, 2000. The Company believes that cash on hand, together with cash generated from operations, cash previously restricted and amounts available under the new securitization facility will be sufficient to fund the Company's normal cash requirements for the 2000 fiscal year.

         The Company launched its new Internet dining venture, iDine.com and is substantially financing the initiative through a $10 million private placement. In the first tranche of the private placement, the Company received $4,126 in cash proceeds from issuing 904,303 shares of its common stock at $4.5625 and warrants to purchase an additional 1,808,606 shares of its common stock, half of which have an exercise price of $5.93 and the other half of $7.30. The warrants will expire on April 28, 2005. The Board specifically earmarked cash raised through these private placements for costs associated with iDine.com. Initially, the second tranche of the private placement is subject to shareholders approval and is expected to close in August and provide additional proceeds of $5,874. Cash requirements for this venture through the 2000 fiscal year is expected to amount to approximately $9,000 and will mainly be used for site development and construction, salaries, marketing and related operating expenses.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

         The Company is exposed to various types of market risk, including changes in interest rates. Market risk is the potential loss arising from adverse changes in the market rates and prices, such as interest rates. Our exposure to market risk for changes in interest rates is limited to the exposure related to our debt instruments used to finance the purchase of rights to receive which are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to invest in high-credit quality securities. The Company's total investments at June 30, 2000 and September 30, 1999 were $1,452 and $631, respectively, and consisted of equity securities.

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

                                                    TRANSMEDIA NETWORK INC.
                                                          (Registrant)

August 14, 2000                                     /s/Stephen E. Lerch
                                                    ----------------------------
                                                    Stephen E. Lerch
                                                    Executive Vice President
                                                    and Chief Financial Officer