Form 10-K
period 2000-09-30
TRANSMEDIA NETWORK INC /DE/
filed 2000-12-29
CIK 78536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)
 [X] Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2000
                                            -------------------

                                       OR

 [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                For the transition period from________ to________

                         Commission file number 1-13806

                             TRANSMEDIA NETWORK INC.
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                               84-6028875
                 --------                               ----------
      (State or other jurisdiction of                 (I.R.S Employer
       incorporation or organization)                Identification No.)

           11900 Biscayne Boulevard, North Miami, Florida         33181
           ------------------------------------------------------------
               (Address of principal executive offices)      (Zip Code)

         Registrant's telephone number, including area code 305-892-3300
                                                            ------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
           Title of each class                      on which registered
           -------------------                     ---------------------

  Common Stock, par value $.02 per share          New York Stock Exchange
  --------------------------------------

  Preferred Stock, par value $.10 per share       New York Stock Exchange
  -----------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class
                             ---------------------
                                      None


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing sale price of December 26, 2000, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $31,300,000.

Number of shares outstanding of Registrant's Common Stock, as of December 26, 2000: 16,200,000.

DOCUMENTS INCORPORATED BY REFERENCE.

Parts of the Proxy Statement for Registrant's 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended September 30, 2000 are incorporated by reference into Part III of this Form 10-K.

                                     PART I
                                     ------

We have made, and continue to make, various forward-looking statements with respect to our financial position, business strategy, projected costs, projected savings and plans and objectives of management. Such forward-looking statements are identified by the use of forward-looking words or phrases such as "anticipates," "intends," "expects," "plans," "believes," "estimates," or words or phrases of similar import. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forwarding looking statements. Our actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by factors, including, without limitation, general economic, business and market conditions; relationships with credit card issuers and other marketing partners; regulations affecting the use of credit card files; extreme weather conditions; participating restaurants' continued acceptance of discount dining programs and the availability of other alternative sources of capital to them.

Item 1.  Business
-----------------

Corporate Structure
-------------------

Transmedia Network Inc., and its subsidiaries administer dining reward programs which offer savings to our members on dining as well as lodging, travel, retail and catalog merchandise and long distance telephone calls. We commenced operations in 1984 and were reincorporated as a Delaware corporation in 1987, and our principal office is located at 11900 Biscayne Boulevard, North Miami, Florida 33181. Our principal telephone number (305) 892-3300. Currently, we have the following principal operating subsidiaries:

IDine Restaurant Group Inc., formerly Transmedia Restaurant Company Inc., is responsible for obtaining agreements with and servicing restaurants and other service establishments such as hotels, resort destinations and retailers where members may receive rewards.

Transmedia Service Company Inc., is responsible for (i) soliciting and servicing all members in the United States, and (ii) providing support services to iDine Restaurant Group Inc. RTR Funding LLC. A wholly-owned subsidiary of Transmedia Service Company, Inc., was established as a special purpose corporation for purposes of the securitization of cash advances to merchants referred to as rights-to-receive. In previous years, these functions were performed by TNI Funding I, Inc., but as of December 30, 1999, such functions have been assumed by RTR Funding LLC.

TMNI International Incorporated, licensed the Transmedia Card, service marks, proprietary software and know-how outside the United States.

iDine.com, Inc., was established in November 1999 and commenced operation in April 2000 and is responsible for providing restaurant operators with the capability of using the Internet to provide "real time" yield management tools such as variable promotions, dining incentives and off peak pricing to fill empty seats and generate incremental business.

Description of Rights to Receive and Registered Card
----------------------------------------------------

Our primary business is the administration of dining rewards programs. We accomplish this through the acquisition of Rights to receive from participating merchants which are then sold for cash to our members. Rights to receive are rights to receive goods and services, principally food and beverage, which are acquired and purchased from participating restaurants for an amount typically equal to approximately 50% of the retail value of the food and beverage credits. Alternatively, we may acquire such Rights to receive either by facilitating the merchant's purchase of other goods and services or providing advertising and media placement services to the participating establishments. Approximately 95% of Rights to receive are purchased for cash. The typical discount to the menu price of 50% has merchant appeal due to the fact that the cost of food and beverages at most fine dining establishments is 30-40% of the retail value. Thus, the restaurant makes a wholesale profit in advance in exchange for up front cash and filling tables in the future that may otherwise go empty. We typically purchase food and beverage credits that are anticipated to be utilized by our members in a period of no more than six to nine months from the date of purchase; however, it is not always possible for us to predict with accuracy the amount of time in which such credits will be consumed due to seasonality or the opening of new market areas.

The Registered Card Program, obtained through the acquisition of Dining A La Card (the "Registered Card Program") in June 1999, and subsequently enhanced by us, has been adopted to replace the private label program. Members enrolled in the program simply register a valid major credit card with us and then present their registered credit card while dining at a participating restaurant. We employ an independent third party aggregator to mitigate any issues around privacy or confidentiality of data. Based on our agreements with various processors throughout the country, the aggregator receives data for all the credit card transactions at participating merchants. On a daily basis, a complete detail of all registered credit card numbers is transmitted electronically to the aggregator of these transactions. The transactions are then matched to a file containing the members' registered card. These matched transactions are transmitted electronically to us and qualified via business rules as to whether they are eligible for a rebate. Qualified transactions are then used to provide member savings or alternate currency benefits, as well as to invoice and collect from merchants, principally via an electronic debit to their bank account.

The savings are delivered to the members in the form of a direct credit on their credit card statement, cash rebate or mileage credit program. The credit ordinarily provides members the equivalent to 20% of their total spend with participating merchants. Alternatively, members can elect to receive rebates in the form of frequent flyer miles with major airlines, such as United, American, TWA, US Airways, Delta, Continental, British Airways, Northwest and America West.

Recent Developments in our Business
-----------------------------------

In June 1999, we acquired from SignatureCard, Inc. ("SignatureCard"), a subsidiary of Montgomery Ward & Co., Incorporated, assets related to a membership discount dining program that SignatureCard operated under the Dining A La Card ("DALC") trade name and service name.

DALC had competed directly with us since 1995. The assets acquired in the acquisition included various intellectual property rights and computer software, membership and merchant data, Rights to receive, and most significantly, a registered card platform. We simultaneously entered into a service agreement with SignatureCard pursuant to which we obtained access to their sponsor relationships with the nation's leading airlines. SignatureCard receives a portion of the fees and profits derived from members initially acquired from SignatureCard or subsequently generated through their efforts. The operations of DALC were consolidated with ours, and integration was completed in November of 1999.

On December 28, 2000, we reached an agreement with GE Financial Assurance ("GEFA"), the successor parent of SignatureCard, Inc., to extinguish all remaining obligations associated with the DALC acquisition, to eliminate SignatureCard, Inc's. exclusivity rights in dealing with the airline frequent flyer member files and to execute a contract to fully resolve and terminate the relationship. In consideration for the above, the Company will pay GEFA $3.8 million in cash and will honor their right to put 400,000 shares held by GEFA as part of the acquisition consideration, at a value of $8 per share. Additionally, the Company has agreed to assume SignatureCard, Inc's., minimum miles purchase obligation with one of the major airline which will be determined as of March 31, 2001. If we are unable to renegotiate or defer the obligation at that date, the Company estimates that it may have to acquire approximately $2 million of frequent flyer miles to be held for future awards.

We estimate that our member base and network of participating restaurants has changed to approximately 3,100,000 and 7,000, respectively, from our previous base of 1,200,000 members and 7,300 restaurant merchants prior to the acquisition. We operate in over 50 major market areas.

Following the acquisition, we converted our method of doing business from the legacy private label Transmedia Card program to the Registered Card program. This conversion was completed in August 2000. In order to capitalize on this significant change in our business, we conducted numerous customer research surveys and decided to re-brand the dining program under the name iDine. In contrast to the Transmedia Card, which was a private label charge card linked electronically to a member's bank credit card of choice, a registered card is a major credit card that has been registered with iDine by the holder. Members can make discounted purchases with one of their existing "registered" credit cards so that the discount is "blind" to both merchant and guests. Thus, the iDine program allows members to accumulate savings by using conventional charge cards, such as MasterCard, Visa, American Express and Discover. We believe that the registered card concept has broader consumer and restaurant appeal due to its more discrete nature.

In connection with our conversion to the iDine registered card format, we have launched an e-commerce initiative through our wholly owned subsidiary iDine.com. The on-line revenue management product, accessed through the iDine website, allows restaurants to create special time and date specific incentives and promotions in order to drive incremental traffic through the restaurant during slow periods. Consumers have their choice of receiving benefits in either points or cash and may convert the points into complimentary dining or frequent flyer miles. The website also allows for national restaurant listings and access to reviews. Specifically, the web site contains Zagat restaurant listings and review content provided under our agreement with Zagat. Another popular member enhancement is the member's review feature. We accept restaurant reviews from members and post the suitable ones. The real business driver on the web site, however, is the revenue management program whereby restaurants have the ability to establish dining deals online (e.g., 10% discount on Tuesday nights) which may be accepted by a member.

To provide us with sufficient funds to launch our new revenue management product, we raised $10 million in equity capital through a private placement. The testing of the product is expected to be completed in December 2000, and rollout will commence on a national basis shortly thereafter. The revenue management product is intended to increase the number of participating restaurants, provide a retention incentive for existing restaurants and increase overall restaurant dining sales.

In the past, we have derived income from franchising and licensing the Transmedia Card tradename and servicemark, and related proprietary rights and know-how within and outside the United States. We have also received revenue from licensing the Transmedia Card. In recent years, we started systematically reacquiring the franchise sales territories to obtain greater control over our national presence and growth plans. In June 2000, we completed the reacquisition of the last of our previously franchised territories. In addition to reacquiring all its previously franchised territories, in April 2000, we terminated, by mutual consent, the license agreements with Transmedia Asia Pacific, Inc. and Transmedia Europe. Following a brief transition period, Transmedia Asia Pacific, Inc. and Transmedia Europe, Inc. have ceased using the Transmedia brand name for their respective discount programs.

Member and Merchant Programs
----------------------------

Member Programs

Our members have a choice of programs, including (1) a program which offers a 20% savings at participating establishments on food, beverage, tax, and tip, for which there is a $49 annual fee and (2) a program which offers mileage credits with participating airlines of ten miles for each dollar spent on food and beverage at participating establishments for no annual fee.

We recently introduced a no fee program where benefits and rewards are not provided until the member reaches a certain level of qualified spending each year. The typical usage requirements range from cumulative rewards of $40.00 to $50.00, and the net effect is essentially that by the time the member receives a benefit, we (by not providing a benefit for the first few dines) have effectively received a fee.

Typically, iDine registered cardmembers can choose (or members through an airline program) to earn ten miles for each dollar spent per dine. This type of arrangement is advantageous for airlines as they view miles acquired for use as rewards or rebates to be equivalent to prepaid ticket. We are able to purchase mileage from the airlines on an as needed basis at favorable rates. Additionally, the contracts with the airlines provide that additional members can be added at virtually no cost. We have effectively reduced the cost of the 20% cash rebate discount to approximately 16-17% if airline miles are elected to be received in lieu of cash.

Merchant Programs

Fixed Incentive Plans

o Cash Advance Plan - Under this plan, the merchant receives cash in advance for food and beverage, credits typically in the ratio of 1:2. For the Registered Card Program, gross dining sales are recognized as the portion of the total ticket recovered from the merchant, typically 80%. The 20% left with the merchant is to provide the merchant with liquidity for items such as sales tax and tips.

o Arrears Plan - Under this plan, the merchant receives no cash in advance; however, meals are discounted at a lower rate. The merchant is still listed in our directory of participating merchants similar to the standard plan. When a member visits the merchant, we may receive only 30% to 35% of the transaction from the merchant. The gross margin on these transactions is the residual amount after the member receives their 20% discount. While a lower margin than cash advance plans there is very little risk and we do not have a cost of receivables or capital for those merchants.

Variable Incentive Plans

o The Revenue Management Plan - This plan provides the merchant with the ability to direct when they wish to offer incentive dining. The merchant posts a certain reward (i.e., percentage discount) tied to day of the week or time of day, or both. The reward is communicated to members via the iDine website, or as planned for future, through wireless devices such as palm pilots. The member either goes to the advertised restaurant or, for certain "exclusives", selects the reward and then makes a reservation to dine. We receive a portion of the transaction, the merchant gets direct incremental business when they want it, and the member receives a reward.

     Multi-Unit Plan - The multi-unit (or chain) restaurant plan specifically addresses peak versus off-peak demand issues. Accordingly, we have in place and are testing with certain merchants, a Sunday through Thursday plan designed to drive incremental traffic at times when the multi-unit restaurants' capacity is underutilized. We typically take a percentage of all such transactions and the member gets a similar reward.

Participating Members and Merchants

As of September 30, 2000, we had about 7,000 merchants available to our members. As of that date the membership in various programs was about 3,150,000.

    ---------------------------------------------------------------------------------------------------------
                                          2000           1999          1998           1997          1996
    ---------------------------------------------------------------------------------------------------------
    Restaurants
      Total                                 7,000         7,200*         7,300          7,100         7,000
    Cardmembers
      Total                             3,150,000     2,700,000      1,200,000      1,300,000      900,000
    ---------------------------------------------------------------------------------------------------------

* Actual unique restaurants are disclosed in table; total restaurants listed in the directories for both programs was 9,500, which includes dual participants of 2,300.

The majority of all restaurants listed in the quarterly directories published by us typically renew their contracts after the initial Rights to receives are used. At the second renewal, we retain approximately 70% to 80% of those restaurants continuing in business. After the second renewal, however, attrition tends to increase because the restaurants, with our help, have either become successful and no longer require our financial and marketing resources, or we choose not to renew them. Offsetting this decrease are new restaurants that choose to participate as old ones leave the program, and restaurants that were formerly on the program that re-sign as they further expand and/or desire the program's benefits again. This provides us with a continuous flow of restaurant prospects. Moreover, the recently developed e-commerce enabled revenue management program is expected to be helpful in restaurant retention efforts by inducing merchants to remain in the program, and also to attract restaurants that previously had chosen not to participate with a fixed incentive plan. We believe that in no area where we operate are we close to restaurant or member saturation. The increase in membership during fiscal 1999 was mainly due to the addition of 1,700,000 members with the acquisition of DALC. During fiscal 1999-2000, the integration of DALC and subsequent conversion to the registered card platform had the effect of slightly lowering the number of restaurants participating in our programs. Limited resources were focused on converting valuable restaurants over to the Registered Card Program instead of acquiring new restaurants. Some of the restaurants were uncomfortable converting to a program in which the "discount diner" is imperceptible from the rest of the population. More significantly, there were restaurants in both portfolios that were not economically viable for us, and the conversion process served to flush these restaurants out. With the conversion process completed, our sales force was mandated to focus on enrolling new restaurants. Further, we are aggressively pursuing the multi-units or chain restaurants that, prior to the conversion and instituting the variable incentive program, had previously been outside of our scope of potential merchants.

Marketing
---------

With the completion of the conversion, we are now aggressively pursuing our large partner marketing strategy. The recently announced ValueVision ("VVTV") home shopping network alliance is an example of distribution of the dining program membership as a loyalty product through large traffic groups, in the VVTV Television case, 34.2 million households. Another example are the airlines relationships, which we recently expanded with the announcement of the America West FlightFund Dining program to join American Advantage Dining, United Mileage Plus Dining, Delta Skymiles Dining and the recently kicked off USAirways Dividend Miles Dining. We operate nine airline dining reward programs that offer an alternative currency, frequent flyer miles. Enrollment and fulfillment costs are significantly reduced, the effective cost of the reward to members, when compared to a cash rebate, is lowered and the demographic profile of the members, principally business travelers and vacationers, is desirable. We are in negotiations with a number of other large partners and most of the proposed alliances follow a variation of the above partnerships (i.e., large enrollment potential), enabled through the registered card format, at very low or no cost of acquisition and servicing, often coupled with a cost effective alternative currency that is used as the reward to the prospective members.

Another key marketing initiative that is now possible through the registered card format is the corporate expense management program. Participating companies enroll their corporate card accounts with us on a no fee basis where a benefit is not provided until the member reaches a certain level of qualified spending. After reaching such level, the participating company receives a monthly check for the aggregate benefits earned by their employees when dining out for business and travel. Communicating restaurant information to corporate card employees is most commonly done through a regular content transmission to the corporation's Intranet site.

As we expand both our demographic and geographic footprint, we have developed alternative value propositions that appeal to the multi-unit restaurant industry. The multi-unit casual dining market tends to be a lower margin, lower average ticket business; however, there is still the need to fill empty seats and drive traffic in off-peak time frames. We are presently in discussions with a number of multi-unit operators to provide either the traditional cash advance, unrestricted seven day a week offers, or Sunday to Thursday marketing only offer.

With the conversion process and the launch of the on-line business now complete, we are now focused on growth in revenue and taking advantage of the scale inherent in our business. From the restaurant perspective, we continue to develop alternative offers to meet off-peak or real time needs of the restaurant operators, all of which are geared to retaining restaurants in the program. This goal is accomplished by providing a suite of marketing propositions that meet the needs of growing and expanding restaurants as well as the mature, successful ones and include both fine dining and casual dining. From a member growth standpoint, the registered card appeals to large partners, and coupled with our technology competency and dominant market position, sets the stage for significantly increasing the size of the membership. Our challenge will continue to be the effective management of the delicate balance between the restaurants and members in each market.

Dependence on marketing partners
--------------------------------

In connection with our acquisition of DALC, we entered into a Service Collaboration Agreement with SignatureCard, under which SignatureCard will generate members by relying on its long-standing marketing partner arrangements with the airlines for the mutual benefit of SignatureCard (now GE Financial Assurance Partners Marketing Group) and us. Furthermore, our relationship with SignatureCard precludes us from directly forming marketing relationships with airlines, but rather we must work through them for enrollment and stimulation initiatives. Sales generated from airline members were approximately $71.5 million and $9 million for the years ended September 30, 2000 and 1999, respectively.

Competition
-----------

The discount dining business remains competitive and we compete for both members and participating merchants, such as restaurants, hotels and other applicable service establishments. We also anticipate growing competition from various new economy e-commerce ventures. Competitors include discount programs offered by major credit card companies, other companies that offer different kinds of discount marketing programs and numerous small companies which offer services which may compete with the services offered or to be offered by us. Certain of our competitors may have substantially greater financial resources and expend considerably larger sums than we do for new product development and marketing. Further, we must compete with many larger and better-established companies for the hiring and retaining of qualified marketing personnel. We believe that the unique features of our programs: (1) can be used by members at participating establishments with very few restrictions; (2) the programs provide substantial savings without the need for a member to present discount coupons or a separate card when paying for a meal; and (3) participating establishments are provided with cash in advance of customer charges contribute to our competitiveness and allow us to offer better value and service to its members and merchants.

Employees
---------

As of September 30, 2000, we had 218 full-time employees, including 14 employees specifically hired to initiate the iDine revenue management concept. We believe that our relationships with our employees are good. None of our employees are represented by a labor union.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                                     Position                                      Age
----                                     --------                                      ---
Gene M. Henderson                        Director, President and Chief Executive       53
                                         Officer
Stephen E. Lerch                         Executive Vice President and                  46
                                         Chief Financial Officer
James M. Callaghan                       Vice President; President of Transmedia       61
                                         Restaurant
                                         Company Inc.
Paul A. Ficalora                         Executive Vice President                      49
                                         of Transmedia Restaurant
                                         Company Inc.

Gregory Borges                           Treasurer                                     64
Kathryn Ferara                           Secretary and Vice President of Operations    44

Gene M. Henderson, President and Chief Executive Officer - Mr. Henderson became President and Chief Executive Officer in October, 1998. From March, 1997 to June, 1998, Mr. Henderson was President and CEO of DIMAC Marketing in St. Louis. From 1977 to 1997, Mr. Henderson was employed at Epsilon Data Management of Burlington, Massachusetts, ultimately becoming its Chief Operating Officer. From 1990 to 1998, Epsilon was a wholly owned subsidiary of American Express Company. Mr. Henderson has a MBA from the University of Chicago.

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

Mrs. Ferara was elected Secretary of the Company in 1992. She joined the Company in 1989 as Office Manager and Assistant Secretary.

Item 2.  Properties
--------------------

The principal leased properties of Transmedia and its subsidiaries are set forth in the following table

------------------------------------------------------------------------------------------------------------------

                   Location                     Monthly Rent             Terms of Lease          Square Footage
------------------------------------------------------------------------------------------------------------------
Miami - call center, processing, and               $ 33,865
executive office,                                                 Two leases expiring 02/28/02        18,040
------------------------------------------------------------------------------------------------------------------
New York - Sales                                   16,654              05/01/96 - 11/30/01            5,710
------------------------------------------------------------------------------------------------------------------
Chicago - Email Server and sales Office             6,431              04/15/00 - 01/21/01            2,756
------------------------------------------------------------------------------------------------------------------
Chicago - Sales                                     3,908              08/01/98 - 07/31/04            1,876
------------------------------------------------------------------------------------------------------------------
Boston - Sales                                      4,527              09/01/00 - 08/31/03            1,550
------------------------------------------------------------------------------------------------------------------
Los Angeles - Sales                                 3,913              02/01/98 - 02/28/01            1,665
------------------------------------------------------------------------------------------------------------------
San Francisco - Sales                               3,687              05/15/98 - 05/14/03            1,254
------------------------------------------------------------------------------------------------------------------
Philadelphia - Sales                                2,449              10/01/98 - 09/30/03            1,641
------------------------------------------------------------------------------------------------------------------
Dallas - Sales                                      2,158              11/01/98 - 10/31/03            1,355
------------------------------------------------------------------------------------------------------------------
Potomac, MD - Sales                                 3,646              02/01/99 - 12/31/00            1,923
------------------------------------------------------------------------------------------------------------------

Item 3.  Legal Proceedings
---------------------------

We are involved in various legal proceedings. While it is not currently possible to predict or determine the outcome of these proceedings, it is the opinion of our management that the outcome will not have a material adverse effect on our financial position or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------

A Special Meeting was held on August 17, 2000, so that the our stockholders could consider and act upon certain matters that require their approval to enable us to raise additional capital through a private placement sale of our common stock and warrants to the purchasers. At the Special Meeting, our stockholders were asked to approve the issuance and sale of 1,287,480 shares of our common stock and five-year warrants to purchase 2,574,960 shares of our common stock.

At the close of business on June 19, 2000, the record date for the determination of the stockholders entitled to vote at the Special Meeting, there were outstanding 18,686,370 shares of voting stock. At the Special Meeting, the holders of 11,304,967 shares of voting stock were represented in person or proxy. The vote was as follows:

                     For          Against           Abstain
                     ---          -------           -------

                  11,014,451      264,506           26,010

PART II
-------

Item 5.  Market for our Common Stock and Related Shareholder Matters
--------------------------------------------------------------------

Our Common Stock is traded on the New York Stock Exchange under the symbol "TMN". The following table sets forth the high, low and closing bid prices of our Common Stock for our two most recent fiscal years.

          Quarter Ended                      Low                High              Close
          -------------                      ---                ----              -----
         December 31, 1998                   $ 1.938           $ 4.625           $2.125
         March 31, 1999                        2.375             5.125            3.875
         June 30, 1999                         3.000             4.188            3.938
         September 30, 1999                    2.688             4.375            3.000
         December 31, 1999                     2.125             2.938            2.500
         March 31, 2000                        4.563             5.313            5.000
         June 30, 2000                         2.938             5.000            4.250
         September 30, 2000                    3.313             4.375            3.750

No dividends have been paid on our Common Stock for the last two most recent fiscal years. The payment of dividends to holders of common stock, if any, in the future, will depend upon, among other things, our earnings and financial requirements, as well as general business conditions.

Our Series A preferred stock is traded on the New York Stock Exchange under the symbol "TMN pfA". Holders of our Series A convertible preferred stock are entitled to receive dividends at the rate of $0.29 per share per annum, at least $0.145 of which is payable in quarterly installments in arrears on the first business day of January, April, July and October. Annual dividends in the amount of $0.145 per share are not payable currently but can be deferred, accrue and be payable upon a conversion or redemption of the Series A preferred shares or liquidation, dissolution or winding up of Transmedia. We, however, may choose to pay any or all deferred dividends currently. Dividends will accrue from and including the issue date to and including the date on which the preferred shares are redeemed or converted or on which the liquidation preference is paid. To the extent not paid, current dividends and deferred dividends will be cumulative. The Series A preferred shares will be entitled to receive cash dividends on an as-converted basis equal to the Common Stock, if dividends are paid on Common Stock. At September 30, 2000, the conversion rate of the preferred shares was one preferred share for 1.0539 common shares. Dividends on our Series A preferred shares for the last two most recent fiscal years are as follows:

                                             (in dollars)
          Quarter Ended              Cash                       Accrued
          -------------              ----                       -------
         December 31, 1998          $   --                   $     --
         March 31, 1999                 --                         --
         June 30, 1999                  --                         --
         September 30, 1999             --                         --
         December 31, 1999           0.021                      0.021
         March 31, 2000              0.036                      0.036
         June 30, 2000               0.036                      0.036
         September 30, 2000        $ 0.036                    $ 0.036

The aggregate number of holders of record of our common stock and Series A preferred stock on December 26, 2000 was approximately 392and 24, respectively.

On August 5, 1999, the New York Stock Exchange notified us of the pending adoption of amendments to its continued listing criteria and of our noncompliance with the new standards. In accordance with the requirements of the notification, we submitted to the Exchange our plan to come into compliance with the new criteria. On September 16, 1999, we were advised by the Exchange that our plan had been accepted and that it will continue to be listed on the Exchange. Our performance relative to the plan of compliance is subject to monitoring by the Exchange through September 30, 2001.

Recent Sales of Unregistered Securities

(1) On April 28, 2000, we issued 904,303 shares of common stock to investors, for $4.56 per share and 1,808,606 warrants exercisable for common stock, half of which were sold at $5.93 per share and half at $7.30 per share.

(2) On August 21, 2000, we issued 629,944 shares of common stock to investors, for $4.56 per share and 1,259,888 warrants exercisable for common stock, half of which were sold at $5.93 per share and half at $7.30 per share.

(3) On August 21, 2000, we issued 657,536 shares of common stock to certain directors, executive officers and to an investor, for $4.56 per share, and 1,315,072 warrants exercisable for common stock, half of which were sold at $5.93 per share and half at $7.30 per share.

(4) On June 29, 2000, we issued 352,423 shares of common stock to investors, for $4.26 per share.

(5) On June 29, 2000, we issued two convertible notes in the principal amounts of $1.0 million each, respectively, convertible into an aggregate of 469,897 shares of common stock at a conversion price of $4.26 per share.

The sale of these securities were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933, as transactions by an issuer not involving a public offering.

Item 6.  Selected Financial Data

                                                                      Year Ended September 30,
                                                                      ------------------------
                                                                  (thousands except per share data)
                                                                  ---------------------------------
                                                  2000          1999           1998               1997         1996
                                                  ----          ----           ----               ----         ----
Statements of Operations Data:
Registered card sales (Page 4)             $ 103,950        $  25,942        $    --          $    --          $    --
Private label sales (Page 4)                  76,677           94,530           95,549          101,301           90,076
                                           ---------        ---------        ---------        ---------        ---------
Total dining sales                           180,627          120,472           95,549          101,301           90,076

Net revenues from rights-to-receive           36,356           23,882           19,659           21,232           19,504

Membership and renewal fee income              8,444            8,281            7,321            7,251            6,646

Franchise fee income                             568            1,073            1,249            1,438            1,839

Other income                                     990            1,552            1,912            1,023              497

Total operating revenues                      46,358           34,788           30,141           30,944           28,486

Total operating expenses                      46,831           40,782           37,606           30,246           23,729

Operating income (loss)                         (473)          (5,994)          (7,465)             698            4,757

Other expense                                 (5,682)          (2,404)          (2,971)          (1,382)            (650)

Income (loss) before taxes and
extraordinary item                            (6,155)          (8,398)         (10,436)            (684)           4,107

Extraordinary item, loss on early
extinquishment of debt, net of tax            (1,623)            --               --               --               --

Net income (loss)                          $  (7,778)       $ (10,398)       $  (7,836)       $    (424)       $   2,546
                                           =========        =========        =========        =========        =========

Income (loss) before taxes and
extraordinary items (per share)                 (.51)            (.80)            (.67)            (.04)             .25

Extraordinary item, loss on early
extinquishment of debt, (per share)             (.12)            --               --               --               --

Net income (loss)per share
          Basic and diluted                     (.63)            (.80)            (.67)            (.04)             .25

Weighted average number of common and
common equivalent shares outstanding:
          Basic and diluted                   14,149           13,043           11,773           10,166           10,299

Balance Sheet Data:
Total assets                               $ 121,581          119,710           74,425           72,685           54,514

Long-term debt:
          Recourse                              --             10,000             --               --             15,000
          Non-recourse                          --             33,000           33,000           33,000             --
Redeemable preferred shares                   10,000             --               --               --               --
Stockholders' equity                          20,806           18,113           27,734           25,304           25,753
Debt to total assets                            --                 36%              44%              45%              28%
Earnings to fixed charges                         17%            -109%            -245%              73%             582%
Cash dividends per common share            $    0.00             0.00             0.02             0.02             0.04


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands)

Results of Operations (2000 versus 1999)
----------------------------------------

Gross dining sales for the fiscal year ended September 30, 2000 increased 49.9% to $180,627 as compared to $120,472 for the year ended September 30, 1999, primarily reflecting a full twelve months of registered card dining sales associated with the acquisition of Dining A La Card ("DALC") which occurred on June 30, 1999. Registered card sales for the fiscal year ended September 30, 2000 and 1999 associated with the acquisition were $85,174 and $25,942, respectively. Fiscal 1999 results reflect three months of registered card sales associated with the acquisition.

In March 2000, we initiated a plan to convert our private label membership and restaurant base to the registered card platform. With the registered card program, members enrolled in the program simply register a valid major credit card with us, and then present their registered card while dining at a participating restaurant. Based on our agreements with various processors throughout the country, an aggregator receives data for all the credit card transactions for participating merchants. On a daily basis, a complete detail of all registered credit card numbers is transmitted electronically to the aggregator of these transactions. These transactions are then matched to the current registered card file. These matched transactions are transmitted electronically to us and qualified via business rules as to whether they are eligible for a rebate. Qualified transactions are then used to provide member savings or alternate currency benefits, as well as to invoice and collect from merchants, principally via an electronic debit to their bank account. This conversion was completed in August 2000. Registered card sales associated with converted private label members were $18,776 for the fiscal year ended September 30, 2000.

Actual sales for our private label program decreased 18.9% to $76,677 compared to $94,530 for the year ended September 30, 1999. As more and more private label members start using their registered credit card instead of the private label card, private label sales should continue to decline, with a somewhat corresponding increase in the registered card program.

Our member acquisition strategy has undergone certain revisions that are reflected in a changing member profile. Leveraging a dominant national position in the fine dining rewards space along with the recent conversion to universal use of the registered card, we have focused on large partner marketing opportunities. Expansion of the airline frequent flyer base of members, the recent launch of the "expense management program" that involves registering corporate credit cards and rebating discounts back to the participating company and alliances with other reward programs, are examples of this strategy. Characteristic of these partnerships is either a lower member acquisition cost, an alternative currency to cash rewards that have a positive margin implication, or a lower cost of servicing. We believe that this strategy provides excellent opportunities with increased scale and is very focused on expansion of the member base and the incremental sales volume that it should provide.

Registered card membership at September 30, 2000 and 1999 was approximately 3,150,000 and 1,700,000, respectively. Of these members, 1,100,000 were non-airline members of which 370,000 were corporate card members and 280,000 from alliances with other rewards partners. Airline members, which accounted for approximately 73% of total membership and approximately 69% of registered sales, do not pay membership fees and typically receive rebates in the form of frequent flyer miles.

At September 30, 2000, the combined average Rights to receive balance per participating merchant were approximately $10 and $8 at September 30, 2000 and 1999, respectively. The Rights to receive turnover for the combined portfolio for fiscal 2000 is 1.09 or 10.99 months on hand compared to1.16 or 10.36 months on hand, in the prior year. The addition of restaurants for the revenue management program will help to reduce the outstanding Rights to receive. With the revenue management plan, the merchant posts a certain reward (i.e., percentage discount) tied to day of the week or time of day, or both. The reward is communicated to members via the iDine website, or potentially through wireless devices such as palm pilots. Via an overt act such as "clicking," the member selects the reward and then makes a reservation to dine. We receive a portion of the transaction, the merchant gets direct incremental business, and the member receives a reward. There is no cash advanced to restaurants participating in this program, and the sales generated from these restaurants will help to reduce months on hand.

A combined directory of restaurants participating in the two dining programs branded iDine is issued quarterly. The quarterly directory listed about 7,000 unique restaurants available to members.

Cost of sales increased to 58.3% of gross dining sales up slightly from 58.2% a year earlier. The increase in cost of sales is directly related to the addition of the acquired DALC registered card portfolio which was traditionally offered to merchants at an advance rate less than our customary private label rate of 2:1, and therefore, results in a somewhat higher cost of sales than the private label portfolio. The acquisition was completed in June 1999, and therefore the results of fiscal 1999 reflect only three months with this portfolio versus the full twelve months reflected in fiscal 2000. The increase would have been greater, if not for the fact that the majority of those contracts renewed by us were converted to the 2:1 rate during fiscal 2000. While this initially results in a somewhat slower inventory turn, the individual dining transactions are more profitable due to the corresponding reduction in the cost of the Rights to receive consumed. The provision for Rights to receive losses, which are included in cost of sales, increased to $7,391 or 4.1% of gross sales in 2000, compared to $4,088 or 3.4% in the prior year period due to the additional allowance recorded for collection from registered card merchants. With the registered card programs, we collect payment for qualified dines from the merchant, while with the private label program, we collected directly from the members (i.e., we processed the receipts through the members electronically linked credit card accounts, and the full amount of the funds billed to the credit card is remitted directly to us). Processing fees based on transactions processed, and included in cost of sales, increased as a percentage of gross dining sales from 2.9% for fiscal 1999 to 3.0% for fiscal 2000.

Member discounts as a percentage of sales decreased slightly from to 22.0% in 1999 to 21.6% in 2000. The majority of the registered card members are enrolled in the airline program and earn ten miles for each dollar spent at participating merchants. We purchase airline mileage from the airlines on an as needed basis at a contractual rate that allows us to effectively reduce the cost of the member rebate in the airline program to less than that of the conventional 20% cash rebates. Fiscal 2000 reflects twelve months of registered card usage versus only three months in fiscal 1999.

Membership and renewal fee income increased to $8,444, of which $1,654 was initial fee income in 2000, compared to $8,281, of which $3,387 was initial fee income in 1999. The increase in renewal fees is mainly as a result of a full year's renewal fees on the members acquired through the purchase of DALC. Renewal fees recognized for these members during the year ended September 30, 2000 were $1,088 versus $53 for the same period in the prior year. The decreased initial fee income is reflective of the change in our marketing strategy in fall of 1999. Marketing of the fee-based private label membership was reduced significantly due to changes in the regulatory environment regarding direct marketing solicitations. Our marketing strategy has shifted to focus mainly on marketing to key partner affinity programs. One such program is our corporate card program, where in lieu of a membership fee, the first of approximately two hundred and fifty dollars of spend is not qualified for member discounts. Participating companies enroll their corporate card accounts with us and after the required spend the participating company receives a monthly check for the aggregate benefits earned by their employees when dining out. Communicating restaurant information to corporate card employees is most commonly done through a regular content transmission to the corporation's Intranet site. With the conversion now complete, we anticipate that a number of significant additional corporate programs will come on-line next year. Our strategy is also to continue to enroll members of the airline mileage programs for which there is very little acquisition cost and the rebate percentage tends to be lower and also to commence marketing a fee-based registered card. Fee income is recognized over a twelve-month period beginning in the month the fee is received. Cardholder membership fees are cancelable and refunded to members, if requested, on a pro rata basis based on the remaining portion of the membership.

Continuing franchise fee and royalty income decreased for the year ended September 30, 2000 to $568 from $1,073 in the prior year. In June 2000, we completed the reacquisition of the last of our franchises. As such, any further franchise royalty fees have ceased at that date.

Although overall selling, general and administrative expenses increased $5,631 or 26.0% over the prior year, as a percentage of gross sales, selling, general and administrative expense decreased from 18.0% for fiscal 1999 to 15.1% for fiscal 2000. There are two main factors contributing to the increased dollar amount of expenses during fiscal 2000. First, we launched our e-commerce dining venture, iDine.com in April 2000. Expenses recognized in fiscal 2000 associated with iDine.com was approximately $3,501, and related to business plan development, business concept definition and testing, deal support during venture capital negotiations, project management, and support costs. Second, other significant component increases for the year ended September 30, 2000 (exclusive of iDine.com) were sales commissions of $1,451 associated mainly with special incentive commissions paid for the conversion of restaurants from the private label program to the registered card platform, printing and postage of $959 mostly related to the mailing of member correspondence related the conversion from the private label program to the universal registered card program, depreciation and amortization of $407, rent and other expenses of $246 associated with the increased corporate office space and other expenses through the DALC integration transition period which was completed at the end of the first quarter, and other expenses of $212 which mainly related to Private Label/Registered Card conversion programming. Offsetting these increases during the year ending September 30, 2000, was a decline in professional fees of $344 and telephone expense of $377 during the prior year.

Salaries and benefits increased $2,858 or 29.1% over the prior year. Of this increase in salaries and benefits, $615 related to employees hired to support iDine.com. Also, in the earlier part of the year, there were salaries and benefits paid to the DALC employees during the integration. These amounts were substantially cut back after January 1, 2000, and now reflect only a few permanent employees required to support the addition of the registered card programs, primarily relating to information technology, sales and customer service.

In 2000, member acquisition expenses were $6,875 versus $6,447 in 1999, an increase of $428. Included in member acquisition expenses is the amortization of deferred acquisition costs, which amounted to $1,654 in 2000 and $3,335 in 1999. We previously used various direct (one-on-one) marketing techniques at different levels of cost to solicit new members. Consumer privacy regulations adopted in 1999 required us to change certain methods of solicitations that had resulted in favorable response rates. Costs capitalized in 2000 and 1999 were $153 and $4,184, respectively. Included in member acquisition expenses was approximately $1,836 relating to the write down of our inventory of plastic cards as well as fees for artwork used to make the Transmedia private label card. The conversion to the registered card program rendered the inventory of plastic card obsolete. The cost of the plastic cards was amortized over the estimated conversion period of nine months which ended September 30, 2000. Prospective members continue to be solicited through direct mail on a greatly reduced basis, and also through the use of affinity and loyalty programs with major credit card issuers and corporations. Third party and strategic marketing partners are compensated through a commission on fees received, and to a lesser degree, on an activation basis or through wholesaling of the fee based card. The mix of solicitation programs used has a direct correlation to the overall acquisition cost per member and the spending profile of members acquired.

In order to avoid prolonged litigation, we settled the outstanding lawsuit with our former licensee, Sports & Leisure, Inc., in November of 1999. Under the terms of the settlement, Sports & Leisure, Inc. received $2,100 in cash and 280,000 shares of common stock for a total of $2,835. Based on the fair value of the common stock included in the settlement and net of reserve amounts previously provided by us in the first quarter of 1999, a charge of $1,835 was recognized in the fourth fiscal quarter of 1999.

Other expense, net of income in 2000 amounted to $5,682 versus $2,404 in 1999, an increase of $3,278. The principal reasons for the change was a decrease of $1,109 of realized gain on sale of securities available for sale coupled with an increase in interest expense and financing costs in 2000, as a result of having one full year of additional borrowings, in part, used for the purchase of the DALC Rights to receive.

Earnings before taxes amounted to a loss of $6,155 in 2000 compared with loss of $8,398 in 1999. A net operating loss carryforward of $17,791 was available at the year ended September 30, 2000. The net deferred tax asset, principally related to the net operating loss carryforward remains fully reserved. The effective tax rate for fiscal 2000 was 38%.

On December 30, 1999, we entered into an $80,000 revolving securitization of the combined Rights to receive of both the private label and the registered-card dining programs. The securitization was privately placed through an asset backed commercial paper conduit. The proceeds drawn down at closing, approximately $65,000 based on a similar borrowing base formula used in the bridge loan, were utilized to terminate and payoff $33,000 non-recourse notes from the 1996 securitization and $27,000 outstanding under a bridge loan. The early extinguishment of the 7.4% notes resulted in an extraordinary charge of $1,623 or 12 cents per share. At September 30, 2000, the balance outstanding under the new revolving securitization was $59,625.

Net loss was $7,778 or $.63 per share in 2000, versus net loss of $10,398 or $.80 per share in 1999.

Results of Operations (1999 versus 1998)
----------------------------------------

Gross dining sales for the fiscal year ended September 30, 1999 increased 26.1% to $120,472 as compared to $95,549 for the year ended September 30, 1998, primarily reflecting the registered card dining sales associated with the acquisition of DALC. Sales for the registered card program from June 30, 1999, the date of acquisition, through September 30, 1999 were $25,942. Actual sales for our private label program decreased 1.1% to $94,530 compared to $95,549 for the year ended September 30, 1998. We continue to experience a decline in private label sales in our largest and most established market of New York. Sales for New York decreased 8.6% to $38,211 as compared to $41,788 for the year ended September 30, 1998. Other noticeable declines occurred in Boston and Philadelphia that decreased 16% and 9%, respectively. During 1999, our private label program experienced a higher average monthly spend per cardmember and a higher overall utilization by the cardmember base. However, part of this increased utilization is a function of a forced reduction in inactive cardmembers and a corresponding lower member base in the denominator. The overall private label cardmember base has been reduced when compared to the prior year, and the average number of monthly active accounts decreased from 112 thousand in 1998 to 107 thousand in 1999. Offsetting the sales territories showing decreases were continued higher sales volumes in Chicago, Indiana, Wisconsin, Denver, and Phoenix. Additionally, sales for the reacquired franchise territories of Carolinas, Georgia and Dallas/Ft. Worth (which were reacquired in 1998), and the more recently reacquired Houston territory amounted to approximately $4,610 for the year ended September 30, 1999, compared to $1,474 in 1998.

Private-label cardmember accounts decreased 16.9% to 690,000 for the year and total cardmembers at September 30, 1999 were approximately 1,000,000 or 1.45 cardmembers per account. The net decrease in accounts in fiscal 1999 is primarily due to our continued policy of proactively eliminating inactive no-fee accounts while marketing extensively the fee-paying membership that tends to have higher activity.

Registered card membership at September 30, 1999 was approximately 1,700,000. Of these members, 663,000 were non-airline members. Airline members, which accounted for approximately 61% of total registered card membership and approximately 68% of registered card sales, do not pay membership fees and typically receive rebates in the form of frequent flyer miles.

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

At September 30, 1999, the average Rights to receive balance per participating merchant in the private label program was $6.9 versus $7.7 at September 30, 1998. With the inclusion of the registered card program, the combined average Rights to receive balance per participating merchant was $8.0 at September 30, 1999. Rights-to-Receive turnover for the private label program for fiscal 1999 was 1.2, or 10.0 months on hand, compared to 1.2, or 9.9 months on hand, in the prior year. With the inclusion of the DALC portfolio, the Rights to receive turnover for the combined portfolio is 1.16 or 10.36 months on hand.

Cost of sales increased to 58.2% of gross dining sales from 57.0% a year earlier. The increase in cost of sales is directly related to the addition of the DALC registered card portfolio which was traditionally offered to merchants at an advance rate less than our customary private label rate of 2:1, and therefore results in a somewhat higher cost of sales than the private label portfolio. Since the acquisition, however, all new restaurants signed on under the registered card program, as well as the majority of those renewed, have been converted to the 2:1 proposition. While this initially results in a somewhat slower inventory turn, the individual dining transactions are more profitable due to the corresponding reduction in the cost of the Rights to receive consumed. The provision for Rights -to receive losses on the private label program, which are included in cost of sales, decreased to $3,308 or 3.5% of gross sales in 1999, compared to $3,822 or 4.0% in the prior year period. The provision for losses recorded for the registered card program amounted to $780 or 3% of gross sales in 1999. Processing fees based on transactions processed remained constant as a percentage of private label gross dining sales at 3.2% for 1999 and 1998.

Member discounts as a percentage of sales decreased slightly from 22.4% in 1998 to 22.0% in 1999. While the effective rate of discount on private label sales increased from 22.4% to 22.9%, reflecting more usage by fee-paying, 25% discount members, the overall decrease is a result of the inclusion of the registered card portfolio during the last quarter of 1999. The majority of the registered card members are enrolled in the airline program and earn ten miles for each dollar spent at participating merchants. We purchase airline mileage from the airlines on an as needed basis at a contractual rate that allows us to effectively reduce the cost of the member rebate in the airline program to less than that of the 20% cash rebates.

Membership and renewal fee income increased to $8,281, of which $3,387 was initial fee income in 1999, compared to $7,321, of which $701 was initial fee income in 1998. The increased initial fee income is reflective of our continued marketing of the 25% savings fee card with the private label program. Renewal fee income relating to the registered card program was $53. Our strategy is to continue to enroll members of the airline mileage programs for which there is very little acquisition cost and the rebate percentage tends to be lower and also to commence marketing a fee-based registered card. Fee income is recognized over a twelve-month period beginning in the month the fee is received. Cardholder membership fees are cancelable and refunded to members, if requested, on a prorata basis based on the remaining portion of the membership.

Continuing franchise fee and royalty income decreased to $1,073 from $1,249. This decrease resulted primarily from the purchase of the Houston franchise territory in 1999.

Processing income relates to our full service electronic processing services and comprises the sale or lease of point-of-sale terminals to merchants, principally restaurants, as well as fees received for serving as the merchants' processor for all of their credit card transactions.

Overall selling, general and administrative expenses increased $3,068 or 16.4% over the prior year, mainly as a result of additional costs associated with maintaining separate infrastructures to support both programs during the period of transition. Many of these additional costs will be eliminated when the integration is completed and both dining programs are processed and supported on one platform. The integration of the registered card program was completed in November 1999. At that time substantially all operations in Chicago ceased and the transition agreement with SignatureCard was terminated.

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

Salaries and benefits increased $1,636 or 20.0% over the prior year. With the acquisition of DALC, we employed 48 of the former SignatureCard employees for the expected transition period. In addition, we contracted with SignatureCard for customer service, information technology and facilities services. At September 30, 1999, there were 26 former SignatureCard employees still on the payroll. With the completion of the integration of SignatureCard in November 1999, five of those employees remained of which only one will be permanent and all services under the transition agreement were terminated. We have added twelve new employees in the corporate headquarters to information technology, contract administration and the call center.

In 1999, member acquisition expenses were $6,447 versus $5,097 in 1998. Included in member acquisition expenses is the amortization of deferred acquisitions costs, which amounted to $3,335 in 1999 and $701 in 1998. Costs capitalized in 1999 and 1998 were $4,184 and $1,184, respectively. We used various techniques at different levels of cost to solicit new members. Consumer privacy regulations adopted in 1999 required us to change certain methods of solicitations that had resulted in favorable response rates. Prospective cardmembers continue to be solicited through direct mail and the use of affinity and loyalty programs with major credit card issuers and corporations. Third party and strategic marketing partners are compensated through a commission on fees received and to a lesser degree, on an activation basis or through wholesaling of the fee based savings card. The mix of solicitation programs used has a direct correlation to the overall acquisition cost per member and the spending profile of members acquired. We seek to employ the most cost-effective means of acquiring active and frequent users of the card and typically uses solicitation methods whereby the fees earned substantially offset the cost of acquisition.

In order to avoid prolonged litigation, we settled the outstanding lawsuit with our former licensee, Sports & Leisure, Inc., in November of 1999. Under the terms of the settlement, Sports & Leisure, Inc. will receive $2,100 in cash and 280,000 shares of common stock for a total of $2,835. Based on the fair value of the common stock included in the settlement and net of reserve amounts previously provided by us in the first quarter of 1999, a charge of $1,835 has been recognized in the fourth fiscal quarter of 1999.

The amended employment agreement and termination of the consulting agreement of the former Chief Executive Officer resulted in a one-time charge of $3,081 in 1998. Components included in the charge were a lump-sum cash payment of $2,750, cancellation of indebtedness of $135, and health insurance for the remainder of his life. The after tax impact of the charge was approximately $1,900. Also, we recorded a charge of $463 in fiscal 1998 relating to the remaining outstanding obligation under consulting agreements with former employees that we have determined to no longer require nor intend to utilize.

We recognized an asset impairment loss of $2,169 ($.18 per share) in 1998. The continued lag in dining sales in California, reacquired from a former franchisee in January 1997, indicated that the projected undiscounted cash flows from this former franchise were less than the carrying value of the excess of cost over net assets acquired. Additional investments in both merchants and new card members as well as expansion into new markets in reacquired franchise territory were required to generate sales sufficient to realize the value of the intangible asset.

Operating loss in 1999 was $5,994 compared to $7,465 in 1998.

Other income, net of expense in 1999 was a net expense amounting to $2,404 versus $2,971 in 1998, a decrease of $567. The principal reasons for the change included $1,149 of realized gain on sale of securities available for sale which is offset by additional interest expense and financing costs in 1999, as a result of the additional $39,000 of term loans, in part, used to purchase the DALC Rights to receive.

Earnings before taxes amounted to a loss of $8,398 in 1999 compared with loss of $10,436 in 1998. Due to our continued losses, an additional valuation reserve of $2,000 has been applied to the net deferred tax asset for fiscal 1999. At September 30, 1999, the net deferred tax asset, principally related to net operating loss carryforward amount to $2,000 has been fully reserved. The effective tax rate for fiscal 1999 was 24% and reflects the valuation reserve of $2,000 applied to the net deferred tax asset.

Net loss was $10,398 or $.80 per share in 1999, versus net loss of $7,836 or $.67 per share in 1998.

Liquidity and Capital Resources
-------------------------------

Our working capital decreased to $17,216 at September 30, 2000 from $49,398 at September 30, 1999. This resulted principally from the classification of the new securitization as a current liability, recognizing that the liquidity faacility that accompanies the securitization is renewable annually.

Rights Offering
---------------

On November 9, 1999, we completed a Rights Offering to existing shareholders resulting in the issuance of 4,149,378 convertible, redeemable preferred shares. The preferred stock has a dividend rate of 12%, of which 6% is payable in cash, quarterly in arrears, and the remaining 6% accrues unless otherwise paid currently at our discretion, until conversion by the holder. Each preferred share may be converted into common stock at the option of the holder at any time. The initial rate of conversion is one to one. Subsequent conversion rates could be higher to the extent of accrued but unpaid dividends. If not previously converted, we may commence redemption of the preferred shares on the fifth anniversary of the Rights Offering.

The proceeds from the stock issuance of $10,000 were used to retire the $10,000 bridge loan obtained from GAMI Investment Inc., an affiliate of our largest shareholder, Samstock, L.L.C. Pursuant to its subscription privileges and as a standby purchaser for any unsubscribed shares, Equity Group Investments LLC ("EGI"), an affiliate of Samstock, L.L.C, acquired 2.84 million of the preferred shares. The additional investment provides EGI with the right to designate an additional member to the Board of Directors. The size of the Board was increased by one as EGI chose to exercise that right.

Securitization of Rights to Receive
-----------------------------------

On December 30, 1999, the Company entered into an $80,000 revolving securitization of the combined Rights to receive of both the private label and the registered card dining programs. The new securitization was privately placed through an asset backed commercial paper conduit. The proceeds drawn down at closing, approximately $65,000 based on a borrowing base formula, were utilized to terminate and payoff $33,000 in non-recourse notes from a previous securitization and $27,000 then outstanding under a bridge loan used in the acquisition of Dining a La Card ("DALC") (see note 7 for additional information). Additionally, the Company was required to pay a termination payment of approximately $1,100 to the noteholders and non-recourse partners in the prior securitization.

Borrowing capacity under the facility is recalculated weekly based on a formula driven advance rate applied to the current balance of Rights to receive that are eligible to be securitized. The advance rate is determined based on recent sales trends and months on hand of Rights to receive. Capacity at September 30, 2000 was $60,663 and the outstanding borrowings at that date were $59,625. The facility provides various restrictive covenants regarding collateral eligibility, concentration limitations and also requires the Company to maintain net worth of at least $24,000.

The interest rate applicable to the new facility is the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper ("CP") having a term equal to the related CP tranche period that may be sold by any placement agent or commercial paper dealer selected by the conduit on the first day of such CP tranche period, plus the amount of any placement agent or commercial paper dealer fees and commissions incurred or to be incurred in connection with such sale. At September 30, 2000, the effective interest rate for the new facility was 8.9% per annum.

The conduit requires that a liquidity facility be provided by an A1/P1 rated financial institution in the amount equal to 102% of the securitization amount. This liquidity facility must be renewed annually. Our primary bank, the Chase Manhattan Bank, provided the liquidity facility in the initial year and has indicated a desire to syndicate all or a portion of the liquidity facility, or altenatively, bring in a co-purchaser conduit for a percentage of the securitization. On December 27, 2000, the credit agreements were amended to provide an extension of the initial term for 90 days to March 28, 2001 to complete the syndication and to reduce the securitization amount to $60 million. In the event that syndication is not completed by that date, another extension may be granted, an alternative asset backed financing vehicle may be established or the outstanding borrowings under the securitization may be converted to a term loan.

We previously financed its Rights to receive under a revolving securitization originated in 1996 (the 1996 facility). Under this facility, $33,000 of fixed rate securities were issued in a previous private placement to various third party investors. The private placement certificates had a five-year term before amortization of principal and had an interest rate of 7.4%.

The early extinguishment of the 1996 facility and payoff of the related non-recourse notes resulted in an extraordinary charge of $1,623 or $0.12 per share consisting of the following:

Write-off of related unamortized financing costs        $   540
Termination payment to noteholder
     and non-recourse partners                            1,083
                                                        -------
Extraordinary charge before income tax benefit            1,623
Income tax benefit                                         (412)
Related increase in income tax valuation allowance          412
                                                        -------
Net extraordinary charge                                $ 1,623
                                                        =======

Compared to prior year, our inventory of Rights to receive, net of allowance, decreased by $8,080 to a total of $68,374 at September 30, 2000. During 1999-2000, the integration of DALC and the subsequent conversion to the registered card platform had the effect of lowering the restaurant count as there were a number of overlapping restaurants, and some other restaurants which did not participate under the Registered Card Program. In many instances the Rights to receive purchased by us are secured by the furniture, fixtures and kitchen equipment of the related restaurants as filed pursuant to the Uniform Commercial Code as adopted by each state. We also attempt to obtain personal guarantees from the restaurant owners.

                          Analysis of Rights to Receive

                                                            2000            1999            1998
---------------------------------------------------------------------------------------------------
Rights to receive, beginning of year                      $  76,454       $  42,347       $  40,355
---------------------------------------------------------------------------------------------------
Acquisition of Registered Card
 Rights -to receive in DALC transaction, net                   --            40,782            --
---------------------------------------------------------------------------------------------------
Purchase of Rights to receive                                95,564          60,053          53,625
---------------------------------------------------------------------------------------------------
Write-offs of Rights to receive                              (9,518)         (3,871)         (3,550)
                                                         ----------       ---------       ---------
                                                            162,500         139,311          90,430
---------------------------------------------------------------------------------------------------
Cost of Rights to receive, included in cost of sales
                                                             94,126          62,857          48,083
---------------------------------------------------------------------------------------------------
Rights to receive, end of year                            $  68,374       $  76,454       $  42,347
                                                          =========       =========       =========


We believe that continued increase in the number of restaurants that participate in the registered card dining programs is essential to attract and retain members. We strive to constantly manage the dynamics of each market by balancing the Rights -to receive acquired to the cardmember demand. This balance is critical to achieving the participating restaurants objectives of incremental business and yield management and the members desire for an adequate amount of desirable dining establishments. Management believes that the purchase of Rights to receive can be funded generally from cash generated from operations, and from funds made available through the securitization. Also, new programs such as the revenue management does not require any cash outlay.

Private Placement
-----------------

We launched our new Internet dining venture during the second half of the year. Execution of the e-commerce initiative is through iDine.com, a newly formed wholly owned subsidiary. The on-line product will allow restaurateurs to create special incentives and promotions through the iDine website on specific days of the week and/or times of the day in order to drive incremental traffic when they need it most. Consumers will have their choice of savings benefits in points or cash and may convert the points into either complimentary dining or frequent flyer miles. The website may also allow for on-line reservations, features national restaurant listings and access to reviews. The on-line initiative is intended to broaden the amount and type of savings and rewards offered to consumers as well as to expand the participating restaurant base by providing restaurant operators with a full suite of yield management products.

Development of the e-commerce product is being financed by corporate capital and through a $10,000 private placement. In the first tranche of the private placement which closed on May 1, 2000, we issued 904,303 shares of our common stock at $4.5625 and warrants to purchase an additional 1,808,606 shares of our common stock, half of which have an exercise price of $5.93 and the other half of $7.30. The warrants will expire on April 28, 2005. we received proceeds from the share issuance in the amount of $4,126. The second tranche has the same price per share of common stock and exercise prices for the warrants as the first tranche. The second tranche which closed on August 21, 2000, consisted of the sale of an aggregate of 1,287,480 common shares, accompanied by 2,574,960 warrants. We received proceeds from this share issuance in the amount of $5,874. Funds obtained from the private placement has been earmarked by the Board principally for development of the e-commerce venture. At September 30, 2000, cash earmarked by the Board for the operating expenses of iDine.com was $6,617.

Operating results for the year ended September 30, 2000 were materially impacted by the new on-line business which is presently in the start-up and development phases. Included in operating expenses is $4,591 associated with the e-commerce initiative. Additionally, $1,836 of website development costs have been capitalized.

General
-------

Capital expenditures by us over the past three fiscal years was $9,208 of which $5,036 related to fiscal 2000. The main reason for the increase in capital expenditure during this fiscal year was the launching of the e-commerce initiative and consisted mainly of website development, computer hardware and software supporting the technology necessary to support the operation of the dining programs, the Member Service Center and the integration of the registered card platform.

We believe that cash on hand at September 30, 2000, together with cash generated from operations and available under the securitization facility will satisfy our normal operating capital needs during the 2001 fiscal year.

SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. A valuation allowance was previously provided for the net deferred tax assets as of September 30, 2000, due to our recurring losses. The valuation allowance at September 30, 2000 and 1999 was $8,859 and $6,005, respectively. The net deferred tax asset relates primarily to net operating loss carryforwards which are available through 2020 and amount to $17,791 at September 30, 2000.

Operating activities during fiscal 2000 resulted in net cash provided of $10,398. However, further expansion into new markets and planned increases in existing markets could reverse this trend depending on the rate of growth management deems appropriate. As described in the above paragraph, funds generated from operations, as well as capacity under the securitization, should be sufficient to fund such growth over the next twelve months.

Cash used in investing activities was $8,980 in the fiscal year ended September 30, 2000, compared with $38,148 and $3,624 used in 1999 and 1998, respectively. Cash utilized in investing activities were due primarily to the reacquisition of former franchises as well as the development and acquisition of computer hardware and software necessary for the e-commerce operation. Management believes that cash to be used in investing activities associated with capital expenditures in the fiscal year ended September 30, 2001 will be approximately $3,500.

Cash flows provided by financing activities were $9,457 for the fiscal year ended September 30, 2000, compared with cash flows provided by financing activities of $39,098 in 1999 and $8,353 in 1998. In 2000, the principal source of cash flow was $9,700 from the Rights offering, $9,865 from issuance of common stock and warrants and $58,555 from the revolving securitization previously mentioned. Cash flows used in financing activities during fiscal 2000 were to pay off short term borrowings of $29,000 from The Chase Manhattan Bank and $10,000 from GAMI Investments, Inc., used to finance the purchase of DALC, as well as $33,000 used in the early extinguishment of the 1996 facility and payoff of the related non-recourse notes. In 1999, the principal source of cash flow was proceeds from short term borrowing of $29,000 from The Chase Manhattan Bank and $10,000 from GAMI Investments, Inc., used to finance the purchase of DALC. In 1998, the principal source of cash flow was from the issuance of common stock in connection with the investment by the EGI.

On August 5, 1999, the New York Stock Exchange notified us of the pending adoption of amendments to its continued listing criteria and of our noncompliance with the new standards. In accordance with the requirements of the notification, we submitted to the Exchange our plan to come into compliance with the new criteria. On September 16, 1999, we were advised by the Exchange that our plan had been accepted and that we will continue to be listed on the Exchange. Our performance relative to the plan of compliance is subject to monitoring by the Exchange through September 30, 2001. The private placement that was completed in August 2000 for $10,000 and the rights offering that closed on November 9, 1999, and resulted in the issuance of $10,000 in Series A convertible preferred stock are intended, in part, to position us to come into compliance with these standards. We commenced trading of its Series A convertible preferred stock on the Exchange on that date under the symbol "TMN pfA".

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risk, including changes in interest rates. Market risk is the potential loss arising from adverse changes in the market rates and prices, such as interest rates. Our exposure to market risk for changes in interest rates is limited to the exposure related to our debt instruments used to finance the purchase of Rights to receive which are tied to market rates. On December 30, 1999, we entered into the $80,000 revolving securitization of the combined Rights to receive of both the private label and the registered card dining programs. The securitization was privately placed through an asset backed commercial paper conduit. The interest rate applicable to this facility will be the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper ("CP") having a term equal to the related CP tranche period that may be sold by any placement agent or commercial paper dealer selected by the conduit on the first day of such CP tranche period, plus the amount of any placement agent or commercial paper dealer fees and commissions incurred or to be incurred in connection with such sale. As of September 30, 2000, we had $59,625 outstanding under this securitization. The commercial paper and the interest payment are subject to interest rate risk. If market interest rates were to increase immediately and uniformly by 100 basis points at September 30, 2000, the interest payments would increase by approximately $596. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to invest in high-credit quality securities. Our total investments at September 30, 2000 and 1999 were $1,246 and $631, respectively, and consisted of equity securities.

Item 8. Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report                              F - 1

Financial Statements:
    Consolidated Balance Sheets,                          F - 2
      September 30, 2000 and 1999

    Consolidated Statements of Income                     F - 3, 4
      and Comprehensive Income/(Loss)
      for each of the years in the three-year
      period ended September 30, 2000

    Consolidated Statements of Shareholders'              F - 5
      Equity for each of the years in the three-year period ended September 30, 2000

    Consolidated Statements of Cash Flows                 F - 6, 7, 8
      for each of the years in the three-year
      period ended September 30, 2000

    Notes to Consolidated Financial Statements            F - 9 - 31

    Schedule II - Valuation and Qualifying Accounts       F - 32

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                           September 30, 2000 and 1999

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report


The Board of Directors and
   Shareholders
Transmedia Network Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Transmedia Network Inc. and subsidiaries (the "Company") as of September 30, 2000 and 1999, and the related consolidated statements of operations, and comprehensive loss, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transmedia Network Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2000, in conformity with generally accepted accounting principles in the United States of America.


/s/ KPMG LLP

November 20, 2000, except as to paragraph
4 of Note 5 and Note 21, which are
as of December 28, 2000

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           September 30, 2000 and 1999
                      (in thousands, except per share data)

                                    Assets                                            2000              1999
                                    ------                                            ----              ----
Current assets:
     Cash and cash equivalents                                                      $  19,818       $   8,943
     Restricted cash                                                                      -             3,726
     Accounts receivable, net                                                           9,135           8,107
     Rights-to-receive, net
        Unrestricted                                                                   68,374          41,833
        Securitized and owned by Trust                                                    -            34,621
     Prepaid expenses and other current assets                                          2,883           5,259
                                                                                    ---------       ---------
                   Total current assets                                               100,210         102,489

Securities available for sale, at fair value                                            1,246             631
Equipment held for sale or lease, net                                                      94             702
Property and equipment, net                                                             8,484           6,413
Other assets                                                                            1,008           2,583
Restricted deposits and investments                                                        90           2,070
Excess of cost over net assets acquired and other intangible assets                    10,449           4,822
                                                                                    ---------       ---------
                   Total assets                                                     $ 121,581       $ 119,710
                                                                                    ---------       ---------
                     Liabilities and Shareholders' Equity
                     ------------------------------------
Current liabilities:
     Short term borrowing -  bank                                                   $     -         $  29,000
     Secured non-recourse revolving debt                                               59,625             -
     Accounts payable - rights-to-receive                                               7,443           6,691
     Accounts payable - trade                                                          10,317           8,376
     Accrued expenses and other                                                         2,601           5,174
     Deferred membership fee income                                                     3,008           3,850
                                                                                    ---------       ---------
                   Total current liabilities                                           82,994          53,091

Secured non-recourse notes payable                                                        -            33,000
Term loan - affiliate                                                                     -            10,000
Other long-term liabilities                                                             4,581           3,170
                                                                                    ---------       ---------
                   Total liabilities                                                   87,575          99,261
                                                                                    ---------       ---------

Guaranteed value of puts                                                                3,200           2,336
Shareholders' equity :
     Preferred stock - Series A, senior convertible redeemable, par value
        $0.10 per share (10,000 shares authorized; 4,149 and 0 shares issued              415             -
        and outstanding in 2000 and 1999, respectively)
     Common stock, par value $0.02 per share (70,000 shares authorized; 16,200 and 13,376 shares issued and outstanding in 2000 and 1999,
        respectively)                                                                     316             264
     Additional paid-in capital                                                        43,129          22,661
     Cumulative other comprehensive income                                                833             218
     Retained deficit                                                                 (13,887)         (5,030)
                                                                                    ---------       ---------
                   Total shareholders' equity                                          30,806          18,113
                                                                                    ---------       ---------
                   Total liabilities and shareholders' equity                       $ 121,581       $ 119,710
                                                                                    ---------       ---------


See accompanying notes to consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

          Consolidated Statements of Operations and Comprehensive Loss

     For each of the years in the three-year period ended September 30, 2000
                     (in thousands, except income per share)

                                                                  2000          1999           1998
                                                                  ----          ----           ----
Operating revenue:
     Sales of rights-to-receive:
        Registered card sales                                $ 103,950       $  25,942      $      -
        Private label sales                                     76,677          94,530          95,549
                                                             ---------       ---------       ---------
           Gross dining sales                                  180,627         120,472          95,549

        Cost of sales                                          105,239          70,110          54,446
        Member discounts                                        39,032          26,480          21,444
                                                             ---------       ---------       ---------
     Net revenue from rights-to-receive                         36,356          23,882          19,659

     Membership and renewal fee income                           8,444           8,281           7,321
     Franchise fee income                                          568           1,073           1,249
     Commission income                                              75             150             369
     Processing income                                             915           1,402           1,543
                                                             ---------       ---------       ---------
           Total operating revenues                             46,358          34,788          30,141
                                                             ---------       ---------       ---------
Operating expenses:
     Selling, general and administrative expenses               27,273          21,675          18,607
     Salaries and benefits                                      12,683           9,825           8,189
     Member and merchant marketing expenses                      6,875           6,447           5,097
     Settlement of licensee litigation                             -             2,835             -
     Amended compensation agreements                               -               -             3,544
     Asset impairment loss                                         -               -             2,169
                                                             ---------       ---------       ---------
           Total operating expenses                             46,831          40,782          37,606
                                                             ---------       ---------       ---------
                   Operating loss                                 (473)         (5,994)         (7,465)

Other income (expense):
     Realized gains on sale of securities available for
        sale                                                        40           1,149             200
     Interest and other income                                     575             468             560
     Initial franchise fee and license fee income, net             -               -              (710)
     Interest expense and financing cost                        (6,297)         (4,021)         (3,021)
                                                             ---------       ---------       ---------
                   Loss before income taxes and
                        extraordinary item                      (6,155)         (8,398)        (10,436)

Income tax provision (benefit)                                     -             2,000          (2,600)
                                                             ---------       ---------       ---------
                   Loss before extraordinary item            $  (6,155)      $ (10,398)      $  (7,836)
                                                             ---------       ---------       ---------


                                                                      Continued

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

     Consolidated Statements of Operations and Comprehensive Loss, Continued

     For each of the years in the three-year period ended September 30, 2000
                    (in thousands, except income per share)

                                                                                   2000            1999             1998
                                                                                   ----            ----             ----
           Loss before extraordinary item                                        $ (6,155)      $(10,398)      $ (7,836)
                                                                                 --------       --------       --------
Extraordinary item, loss on early extinguishment of debt,
     net of tax                                                                    (1,623)           -              -
                                                                                 --------       --------       --------
                   Net loss                                                        (7,778)       (10,398)        (7,836)
                                                                                 --------       --------       --------
Other comprehensive loss
         Unrealized holding gain (loss) on securities
             available -for-sale                                                      636             78           (607)
         Beginning unrealized loss for all securities sold                            (21)          (562)          (114)
         Tax effect of unrealized gain (loss)                                         -               90            274
                                                                                 --------       --------       --------
                   Comprehensive loss                                            $ (7,163)      $(10,792)      $ (8,283)
                                                                                 --------       --------       --------
Net loss per common and common equivalent share:
     Basic and diluted:
          Loss before extraordinary item                                             (.51)          (.80)          (.67)
          Extraordinary item loss on early extinguishment
             of debt,                                                                (.12)           -              -
          Net loss                                                               $   (.63)      $   (.80)      $   (.67)
                                                                                 --------       --------       --------
Weighted average number of common and common
     equivalent shares outstanding:
          Basic and diluted                                                        14,149         13,043         11,773


See accompanying notes to consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
     For each of the years in the three-year period ended September 30, 2000
                                 (in thousands)

                                                 Preferred Stock     Common stock                  Cumulative
                                               -----------------  ------------------   Additional     other      Retained
                                                 Number             Number               paid-in  comprehensive (deficit)
                                               of shares  Amount  of shares    Amount    capital      income     earnings    Total
                                               ---------  ------  ---------    ------    -------      ------     --------    -----
Balance, September 30, 1997                        -         -     10,190    $    204    $ 10,635   $  1,059    $ 13,406   $ 25,304
     Net loss                                      -         -        -           -           -          -        (7,836)    (7,836)
     Issuance of common stock                      -         -      2,674          53      10,797        -           -       10,850
     Exercise of stock options                     -         -         12           1          54        -           -           55
     Income tax benefit related to
         stock option plan                         -         -        -           -            10        -           -           10
     Dividend                                      -         -        -           -           -          -          (202)      (202)
     Cumulative other comprehensive loss, net      -         -        -           -           -         (447)        -         (447)
                                                ----------------   ------------------     -----------------------------------------
Balance, September 30, 1998                        -         -     12,876         258      21,496        612       5,368     27,734
     Net loss                                      -         -        -           -           -          -       (10,398)   (10,398)
     Issuance of common stock                      -         -        500          10       2,025        -           -        2,035
     Net put options activity                      -         -        -            (4)       (860)       -           -         (864)
     Cumulative other comprehensive loss, net      -         -        -           -           -         (394)        -         (394)
                                                ----------------   ------------------     -----------------------------------------
Balance, September 30, 1999                        -         -     13,376         264      22,661        218      (5,030)    18,113
     Net loss                                      -         -        -           -           -          -        (7,778)    (7,778)
     Issuance of common stock                      -         -      2,824          56      12,044        -           -       12,100
     Issuance of preferred  stock                4,149       415      -           -         9,284        -           -        9,699
     Net put options activity                      -         -        -            (4)       (860)       -           -         (864)
     Preferred dividend                            -         -        -           -           -          -        (1,079)    (1,079)
     Cumulative other comprehensive income,
        net                                        -         -        -           -           -          615         -          615
                                                ----------------   ------------------     -----------------------------------------
Balance, September 30, 2000                      4,149  $    415   16,200    $    316    $ 43,129   $    833    $(13,887)  $ 30,806
                                                ================   ==================    ==========================================

See accompanying notes to consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

     For each of the years in the three-year period ended September 30, 2000
                                 (in thousands)

                                                                                         2000           1999           1998
                                                                                         ----           ----           ----
Cash flows from operating activities:
     Net loss                                                                         $ (7,778)      $(10,398)      $ (7,836)

     Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                 4,067          3,444          5,346
           Amortization of deferred financing cost                                       1,113            354            278
           Provision for losses on rights-to-receive                                     7,391          4,606          3,822
           Gain on sale of investments                                                     (40)        (1,149)          (200)
           Loss on disposal of fixed assets                                                  8            -              -
           Deferred income taxes                                                           -            2,000         (1,980)

           Changes in assets and liabilities:
               Accounts receivable                                                      (1,029)        (5,545)           199
               Rights-to-receive                                                         3,849          4,706         (5,882)
               Prepaid expenses and other current assets                                 2,870         (3,766)          (457)
               Other assets                                                              1,490         (1,411)          (373)
               Accounts payable                                                          1,158          5,022            554
               Income taxes receivable(payable)                                            (37)         1,259           (378)
               Accrued expenses and other                                               (1,821)         2,982            249
               Deferred membership fee income                                             (843)         1,257           (662)
                                                                                        ------       --------         ------
                     Net cash provided by (used in) operating
                          activities                                                    10,398          3,361         (7,320)
                                                                                        ------       --------         ------
Cash flow from investing activities:
     Acquisition of Dining a la Card                                                       -          (36,453)           -
     Additions to property and equipment                                                (5,036)        (2,106)        (2,066)
     Acquisition of franchises                                                          (6,929)          (648)        (1,758)
     Proceeds from sale of fixed assets                                                     12            -              -
     Proceeds from sale of securities available for sale                                    40          1,149            200
     Decrease (increase) in restricted deposits and investments                          2,933            (90)           -
                                                                                        ------       --------         ------
                     Net cash used in investing activities                              (8,980)       (38,148)        (3,624)
                                                                                        ------       --------         ------
Cash flows from financing activities:
     Repayment of non-recourse notes                                                   (33,000)           -              -
     Proceeds from (repayment of) short term borrowings - bank                         (29,000)        29,000            -
     Proceeds from (repayment of) term loan - affiliate                                (10,000)        10,000            -
     Net proceeds from revolving securitization                                         58,555            -              -
     Net proceeds from rights offering                                                   9,700            -              -
     Net proceeds from issuance of common stock                                          9,865            306          9,854
     Decrease (increase) in restricted cash                                              3,726           (208)        (1,364)
     Conversion of warrants and options for common stock, net of
        tax benefits                                                                       -              -               65
     Dividends paid                                                                       (389)           -             (202)
                                                                                        ------       --------         ------
                     Net cash provided by financing activities                         $ 9,457       $ 39,098       $  8,353
                                                                                        ------        -------         ------

                            TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

                                                             2000         1999         1998
                                                             ----         ----         ----
                     Net increase (decrease) in cash      $10,875      $(4,311)      $(2,591)

Cash and cash equivalents:
     Beginning of year                                      8,943        4,632         7,223
                                                          -------      -------       -------
     End of year                                          $19,818      $ 8,943       $ 4,632
                                                          -------      -------       -------
Supplemental disclosures of cash flow information:

     Cash paid (received) during the year for:
        Interest                                          $ 3,916      $ 2,873       $ 2,454
                                                          -------      -------       -------
        Income taxes                                      $    37      $(1,259)      $    23
                                                          -------      -------       -------
        Dividends                                         $   389     $   --         $   202
                                                          -------      -------       -------


Supplemental schedule of noncash investing and financing activities:
     Noncash investing and financing activities:
        At September 30, 2000, 1999 and 1998, the Company adjusted its available for sale investment portfolio to fair value resulting in a net increase (decrease) to shareholders' equity of $615, ($394) and ($447), net of deferred income taxes.
        There was $690 dividend payable outstanding as of September 30, 2000.
           There was no dividend payable outstanding as of September 30, 1999 and 1998.


     Theacquisition of the San Antonio/Austin franchisee was recorded during the first quarter of fiscal year 2000 as follows (see Note 4):

 Fair value of assets acquired:
          Rights-to-receive                            $200
          Other assets                                    5
          Excess of cost over net assets acquired       788
                                                        ---
                                                        993
 Less: Cash paid                                        950
                                                        ---
                            Liabilities assumed        $ 43
                                                        ===


     The acquisition of the New Jersey franchisee was recorded during the second quarter of fiscal year 2000 as follows (see Note 4):

 Fair value of assets acquired:
          Rights-to-receive                            $1,344
          Other assets                                     22
          Excess of cost over net assets acquired       2,002
                                                        -----
                                                        3,368
 Less:    Cash Paid                                     2,750
          Cash payments outstanding                       250
                                                        -----
                            Liabilities assumed        $  368
                                                        =====

                            TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

     The acquisition of the Washington, D.C. franchisee was recorded during the third quarter of fiscal year 2000 as follows (see Note 4):

        Fair value of assets acquired:
                  Rights-to-receive                                    $   1,661
                  Other assets                                                33
                  Excess of cost over net assets acquired                  3,725
                                                                       ---------
                                                                           5,419
        Less:     Cash Paid                                                1,426
                  Common shares issued                                     1,500
                  Note payable                                             2,000
                                                                       ---------
                                    Liabilities assumed                $     493
                                                                       =========


     The acquisition of the Virginia franchisee was recorded during the third quarter of fiscal year 2000 as follows (see Note 4):

         Fair value of assets acquired:

                  Excess of cost over net assets acquired     $   25
                                                              ------
        Less:     Cash payments outstanding                   $   25
                                                              ======



See accompanying notes to consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 (in thousands, except share and per share data)


(1)      Description of Business and Summary of Significant Accounting Policies

         (a)    Description of Business

                Transmedia Network Inc. and subsidiaries (the "Company") operates in one business segment and owns and markets discount dining rewards programs which offer savings to the Company's members on dining as well as lodging, travel, retail catalogues and long distance telephone calls. Our primary business is the administration of dining rewards programs. We accomplish this through the acquisition of Rights to receive from participating merchants which are then sold for cash to our members. These Rights -to receive are primarily purchased by the Company for cash but may also be acquired in exchange for services. The Company's e-commerce services, launched in August 2000, uses the Internet to provide restaurant operators time and date specific revenue management tools to drive incremental traffic during off peak times and generate incremental business.

                We estimate that our member base and network of participating restaurants has changed to approximately 3,150,000 and 7,000, respectively, from our previous base of 1,200,000 members and 7,300 restaurant merchants prior to the acquisition (see Note
                7). We operate in 50 major market areas.

                The Company's corporate structure consists of four wholly-owned subsidiaries: Transmedia Restaurant Company Inc., recently renamed iDine Restaurant Group Inc., functions as the sales organization and is responsible for merchant acquisition and relationship management; TMNI International Incorporated, which is responsible for all foreign licensing; Transmedia Service Company Inc., which is responsible for all card member-related facets of the business, including the card member service center, and support services to iDine Restaurant Group Inc.; iDine.com, Inc., incorporated in November 1999, which provides restaurant operators with the capability of using the Internet to provide revenue management tools such as variable promotions, dining incentives and off-peak pricing to fill empty seats and generate incremental business; and RTR Funding I, Inc., which was also established in 1999 as a special purpose corporation as part of the current securitization discussed in Note 5 is a wholly-owned subsidiary of Transmedia Service Company, Inc. In April 2000, the Company terminated, by mutual consent, the license agreements with Transmedia Asia Pacific, Inc. and Transmedia Europe, thereby reacquiring all rights to market the Transmedia brand name abroad. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

         (b)    Cash and Cash Equivalents

                Cash and cash equivalents are financial instruments with original maturities, at the date of purchase, of three months or less.

         (c)    Rights-to-Receive

                Rights to receive are composed primarily of food and beverage credits acquired from restaurants. Rights to receive are stated at the gross amount of the commitment to the establishment. Accounts payable-rights-to-receive represent the unfunded portion of the total commitments. Cost is determined by the first-in, first-out method. The Company reviews the realizability of the Rights to receive on a periodic basis and provides for anticipated losses on Rights to receive from restaurants that have ceased operations or whose credits are not utilized by members. These losses are offset by recoveries from restaurants previously written off.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 (in thousands, except share and per share data)


         (d)    Securities Available for Sale

                All of the Company's investments are available to be sold in response to the Company's liquidity needs and asset-liability management strategies, among other reasons. Investments available-for-sale on the balance sheet are stated at fair market value. Unrealized gains and losses are excluded from earnings and are reported in a separate component of shareholders' equity (cumulative other comprehensive income), net of related deferred income taxes.

                A decline in the fair market value of an available-for-sale security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security. All declines in fair market values of the Company's investment securities in 2000 and 1999 were deemed to be temporary.

                Dividends are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific-identification method for determining the cost of securities sold.

         (e)    Property and Equipment

                Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is calculated on the straight-line method over an estimated useful life of three to five years. Amortization of leasehold improvements is calculated over the shorter of the lease term or estimated useful life of the asset.

                Equipment held for sale or lease consists primarily of electronic terminals used for credit card processing and is stated at lower of cost or fair value. Depreciation is calculated on a straight-line basis over a three-year life.

         (f)    Software Development Costs

                The Company developed and/or purchased certain website software applications and hardware that give rise to the Company's e-commerce services tailored to this targeted market. In accordance with Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." , the Company has capitalized certain internal use software and website development costs totaling $1,836 during the year ended September 30, 2000. The amortization of these costs is calculated on a straight-line basis over a three-year life. During the year ended September 30, 2000, the amortization of these capitalized costs totaled $220. Certain software development costs are capitalized when incurred. Amortization starts when the product is available for general release to members. All other website construction and expansion expenditures are charged to expense in the period incurred.

         (g)    Excess of Cost Over Net Assets Acquired

                Excess of cost over net assets acquired has resulted primarily from the acquisition of franchise territories (see note 4) and is amortized on a straight line basis over the expected periods to be benefited, generally 20 years. The Company's accounting policy regarding the assessment of the recoverability of intangibles is to review the carrying value of goodwill and other intangibles if the facts and circumstances suggest that they may be impaired. The Company assesses the recoverability of intangible assets by determining whether the amortization of the goodwill balance over its remaining life can be recovered through estimated undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 (in thousands, except share and per share data)


                Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

         (h)    Revenue Recognition

                Gross dining sales represent the cash received from a merchant when members dine at establishments in the program

                The Registered Card Program, obtained through the acquisition of Dining A La Card (the "Registered Card Program") in June 1999, and subsequently enhanced by us, has been adopted to replace the private label program. Members enrolled in the program simply register a valid major credit card with us and then present their registered credit card while dining at a participating restaurant. We employ an independent third party aggregator to mitigate any issues around privacy or confidentially of data. Based on our agreements with various processors throughout the country, the aggregator receives data for all the credit card transactions at participating merchants. On a daily basis, a complete detail of all registered credit card numbers is transmitted electronically to the aggregator of these transactions. The transactions are then matched to the current registered card file. These matched transactions are transmitted electronically to us and qualified via business rules as to whether they are eligible for a rebate. Once the transaction has been qualified, the portion of the transaction that the company will receive in cash is recognized as a sale. These qualified transactions are then used to provide member savings or alternate currency benefits, as well as to invoice and collect from merchants, principally via an electronic debit to their bank account.

                The Transmedia Card, the Company's proprietary private label charge card, was selectively issued to applicants who are determined to be creditworthy by virtue of their having a current, valid MasterCard, Visa, Discover or American Express credit card. When cardmembers present the Transmedia Card, they sign for the goods or services rendered, as well as for the taxes and tips, as they would with any other charge card. The Company, upon obtaining the receipt (directly or via electronic point of sale transmission) from the appropriate establishment, recognizes the sale and, gives the establishment credit against Rights to Receive which are owned by the Company. Simultaneously the Company (i) processes the receipt through the cardmember's electronically linked MasterCard, Visa, Discover or American Express card account, which remits to the Company the full amount of the bill, and (ii) either credits the cardmember's MasterCard, Visa, Discover or American Express account the appropriate discount or the cardmember's airline account the appropriate mileage. Taxes and tips are remitted back to the various establishments.

                Initial membership and renewal fees are billed in advance and recognized on a straight-line basis over twelve months, which represents the membership period. Membership fees are cancelable and are refunded to members, if requested, on a prorata basis based on the remaining portion of the membership period.

                Continuing franchise fee revenue represents royalties calculated as a percentage of the franchisees' sales and is recognized when earned. Initial franchise fees and license fees are recognized when material services or conditions relating to the sale of the franchise have been substantially performed.

                Commission income represents income earned on discounted products and services provided by third parties to the Company's members. Such discounted products and services consist of retail catalogues, phone cards and travel services.

                Processing income represents the net fees charged to restaurants when the Company serves as merchant of record for processing all other non-Transmedia point of sale transactions. Processing income is recognized when earned.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 (in thousands, except share and per share data)


         (i)    Deferred Acquisition Costs

                Certain costs of acquiring members are deferred and amortized, on a straight-line basis over the membership period, usually twelve months. The acquisition costs capitalized as assets by the Company represent initial fee-paying member acquisition costs resulting from direct-response campaign costs that are recorded as incurred. Campaign costs include incremental direct costs of direct-response advertising, such as printing of brochures, campaign applications and mailing. Such costs are deferred only to the extent of initial membership fees generated by the campaign.

                Acquisition expenses represent the cost of acquiring members and restaurants and consist primarily of direct-response advertising costs incurred in excess of fees received and amortization of previously deferred costs and costs associated with soliciting no-fee members.

         (j)    Cost of Sales and Member Discounts

                Cost of sales is composed of the cost of Rights-to-receive sold, related processing fees and provision for rights-to-receive losses.

                Member discount represents the cost of the specific discount earned by members whenever they use the program.

          (k)   Income Taxes

                Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the year in which those temporary differences are expected to be recovered or rates settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

         (l)    Stock Based Compensation

                Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, establishes a fair-value method of accounting for stock options and similar equity instruments. The fair-value method requires compensation costs to be measured at the grant date based on the value of the award and recognized over the service period. SFAS No. 123 allows companies to either account for stock-based compensation to employees under the provisions of SFAS No. 123, or under the intrinsic-value based method of accounting prescribed by the Accounting Principles Board (APB) Opinion No 25 and its related interpretative releases. The Company has elected to account for the stock-based compensation to employees in accordance with the provisions of APB Opinion No. 25, and provide the pro forma disclosures required under SFAS No. 123.

         (m) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

                The Company reviews, as circumstances dictate, the carrying amount of our long-lived assets. The purpose of these reviews is to determine whether the carrying amounts are recoverable.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 (in thousands, except share and per share data)


                Recoverability of assets to be held and used is determined by comparing the projected undiscounted net cash flows of the long-lived assets against their respective carrying amounts. The amount of impairment, if any, is measured based on the excess of the carrying value over the fair value. Assets to be disposed of are reported at the lower of the stated amount or fair value less costs of disposal.

         (n)    Segment Information

                SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company's chief operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The consolidated financial information is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operated in a single operating segment, specifically, the providing of rewards to its members.

         (o)    Basic and Diluted Net Loss per Share

                Basic and diluted net loss per share was computed by dividing net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for each period presented. Potentially dilutive securities were not considered for each of the years in the three year period ended September 30, 2000 since their effect would be antidilutive.

         (p)    Comprehensive Income and Loss

                Comprehensive income and loss presents a measure of all changes in shareholders' equity except for changes in equity resulting from transactions with shareholders in their capacity as shareholders. The Company's other comprehensive loss presently consists of net unrealized holding (losses) gains on investments available for sale.

         (q)    Recent Accounting Pronouncements

                In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities on the balance sheet and to measure them at fair market value. If certain conditions are met, a derivative may specifically be designated as a hedge, the objective of which is to match the timing of gain or loss recognition of: (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk; or
                (ii) the earnings effect of the hedged transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal year quarters of fiscal years beginning after June 15, 2000. The Company does not expect SFAS 133 to have a material effect on its consolidated financial position or results of operations.

                In March 2000, the FASB issued FASB Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation. FIN No. 44 further defines the accounting consequence of various modifications to the terms of a previously fixed stock option or award

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 (in thousands, except share and per share data)



                under APB Opinion No. 25. FIN No. 44 becomes effective on July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occur after December 15, 1998 or January 12, 2000. FIN No. 44 will not have a material effect on the Company's consolidated financial position or results of operations.

                In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The impact of SAB No. 101 will not have a material effect on the Company's consolidated financial position or results of operations.

         (r)    Reclassification

                Certain prior year amounts have been reclassified to conform to the 2000 presentation.

         (s)    Use of Estimates

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

 (2)     Internet Dining Venture

         The Company launched its new Internet dining venture in April 2000. Execution of the e-commerce initiative is through iDine.com, a newly formed wholly-owned subsidiary. The on-line product will allow restaurateurs to create special variable incentives and promotions through the iDine website on specific days of the week and/or times of the day in order to drive incremental traffic when they need it most. Consumers will have their choice of savings rewards in points or cash and may convert the points into either complimentary dining or frequent flyer miles. The website also allows for on-line reservations, national restaurant listings and access to reviews and maps. The on-line initiative is intended to broaden the amount and type of savings and rewards offered to consumers as well as to expand the participating restaurant base by providing restaurant operators with a full suite of yield management products.

         Development of the e-commerce product is being financed by corporate capital and through a $10,000 private placement. In the first tranche of the private placement which closed on May 1, 2000, the Company issued 904,303 shares of its common stock at $4.5625 per share and warrants to purchase an additional 1,808,606 shares of its common stock, half of which have a per share exercise price of $5.93 and the other half of $7.30. The warrants will expire on April 28, 2005. The Company received proceeds from the share issuance in the amount of $4,126. The second tranche has the same price per share of common stock and exercise prices for the warrants as the first tranche. The second tranche, which closed on August 21, 2000, consisted of the sale of an aggregate of 1,287,480 common shares, accompanied by 2,574,960 warrants. The Company received proceeds from this share issuance in the amount of $5,874. Funds obtained from the private placement have been earmarked by the Board for development of the e-commerce venture. At September 30, 2000 cash remaining from the private placement was $6,617.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 (in thousands, except share and per share data)



         Operating results for the year ended September 30, 2000 were materially impacted by the new on-line product which is presently in the start-up and development phases. Included in operating expenses is approximately $4,591 associated with the e-commerce initiative. Additionally, $1,836 of development expenditure has been capitalized.

(3)      Conversion to Registered Card and Rebranding

         Effective August 1, 2000, the Company completed its efforts to convert its entire restaurant portfolio and membership base to the registered card program. The registered card platform was acquired through the acquisition of Dining a La Card and subsequently enhanced by the Company, and allows members to register a valid credit card with the Company and then present the registered credit card when dining at participating restaurants in order to access their rewards and benefits. This is in contrast to the Company's traditional methodology whereby a separate private label charge card, the Transmedia Card, was selectively issued to members who then used it to obtain a discount at participating restaurants. The private label program is expected to be substantially phased out.

         In connection with the conversion and the launch of the on-line business, the Company has decided to universally brand its dining programs under the iDine name. iDine Prime will resemble the traditional fee-based, cash reward dining program that gives members unrestricted access to the entire restaurant portfolio. The iDine no-fee program will provide varying levels of benefits, services and rewards and uses alternative currencies for awarding benefits such as airline miles, dining points, etc. Included in both the iDine Prime and iDine programs will be the on-line offering of variable incentives and promotions at selected restaurants as discussed in Note 2 above.

 (4)     Franchise and License Agreements

         The Company, as franchiser, had previously entered into various ten-year franchising agreements to assist in its national expansion through the years 1990 to 1995. In accordance with these agreements, franchisees were granted a territory with a defined minimum of full-service restaurants that accept certain major credit cards. The Company provided marketing, advertising, training and other administrative support. The franchisees were responsible for soliciting restaurants and cardholders, advancing consideration to the restaurants to obtain rights-to-receive food and beverage credits, and maintaining adequate insurance. In consideration for granting the franchises, the franchisees paid the Company initial franchise fees and an initial fee to the Company's advertising and development fund.

         The Company ceased franchising in 1995, and in 1997, the Board authorized a systematic reacquisition of the franchise territories. In fiscal 1998, the Company determined that lagging performance in the reacquired West Coast sales territories indicated that the undiscounted cash flows from this former franchise would be less than the carrying value of the long-lived assets related to the franchise. Accordingly, the Company recognized an asset impairment loss of $2,169 ($.18 per share) for the difference between the carrying value of the related excess of cost over net assets acquired and the fair value of the asset based on discounted estimated future cash flows.

         On December 4, 1997, the Company acquired all the Rights-to-receive of East America Trading Company, its franchisee in the Carolinas and Georgia, and terminated and canceled the franchise agreement in exchange for 170,000 shares of Transmedia Network stock. On July 15, 1998, and February 10, 1999, respectively, the Company acquired all the Rights-to-receive, and the right to conduct business, in the Dallas/Fort Worth and Houston sales territories from its franchisee, the Texas Restaurant Card, Inc ("TRC"). The aggregate purchase price was approximately $2,406 of which $1,653 represented the cost of the franchise, which has been recorded as the excess of cost over net assets acquired is being amortized on a straight-line basis over twenty years

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 (in thousands, except share and per share data)


         On December 16, 1999, the Company acquired all the Rights-to-receive, and the right to conduct business in the San Antonio and Austin sales territories from its franchisee, TRC. The purchase price was $950 of which $788 represents the cost of the franchises which has been recorded as the excess of cost over net assets acquired is being amortized on a straight-line basis over twenty years. With the acquisition of these sales territories, the Company completed the reacquisition of all of the sales territories of TRC, and the right to conduct business in Texas and settled any and all obligations under the franchise agreement, as amended.

         On March 31, 2000, the Company acquired all the outstanding shares of its New Jersey franchisee, 47K Corp, for $3,000 payable in three installments. The purchase method of accounting for business combinations was used. The operating results of the acquired company have been included in the consolidated results of the Company since the date of acquisition. The fair market value of the assets acquired was $3,368 and liabilities assumed totaled $368 The excess of cost over net assets acquired is being amortized on a straight-line basis over twenty years. Assets acquired included Rights to receive and other miscellaneous items. The first payment of $1,700 was made at closing on March 31, 2000; the second payment of $1,050 was paid on July 31, 2000; and the final payment is due March 31, 2001.

         On June 29, 2000, the Company acquired the net assets of its Washington, D.C. franchisee, Potomac Dining Ltd., for $4,926. The acquisition, accounted for under the purchase method of accounting for business combinations, was composed of a cash payment of $1,426, two subordinated convertible promissory notes totaling $2,000, and the issuance of 352,423 shares of the Company's common stock valued at $1,500. Accordingly, the operating results have been included in the Company's consolidated financial statements since the date of acquisition. The fair market value of the assets acquired, was $5,419 and liabilities assumed totaled $493. The excess of cost over net assets acquired is being amortized on a straight-line basis over twenty years. Assets acquired included Rights to receive and other miscellaneous items. The terms of the two $1,000 convertible notes are as follows: (1) maturity date of June 30, 2002 and 2003, respectively;
         (2) interest accrues on unpaid principal amount of the notes at a rate equal to the prime rate plus 1%; and (3) notes may be converted to common shares by noteholder upon ten business days prior written notice to the Company (not less than $225 in principal per each election to convert).

         On June 30, 2000, the Company acquired all the assets of its Virginia franchisee, Stoney Creek Dining, Inc., for a termination cash payment of $25, which was paid on July 7, 2000.

         In addition to acquiring all former franchises, on April 11, 2000, the Company terminated, by mutual consent, the license agreements with Transmedia Asia Pacific, Inc. and Transmedia Europe, Inc. to operate the Transmedia dining card program in their respective territories. As a result of these negotiations, the Company forgave a $500 note and all accrued interest due from Transmedia Asia Pacific, Inc., and Transmedia Europe, Inc. Due to the uncertainty surrounding the resolution of this matter, the Company had previously provided a reserve for the face value of the note and related accrued interest. Following a brief transition period, Transmedia Asia Pacific, Inc. and Transmedia Europe, Inc. ceased using the Transmedia brand name for their discount programs.

(5)      Securitization of Rights to Receive

         On December 30, 1999, the Company entered into an $80,000 revolving securitization of the combined Rights to receive of both the private label and the registered card dining programs. The new securitization was privately placed through an asset backed commercial paper conduit. The proceeds drawn down at closing, approximately $65,000 based on a borrowing base formula, were utilized to terminate and payoff $33,000 in non-recourse notes from a previous securitization and $27,000 then outstanding under a bridge loan used in the acquisition of Dining a La Card ("DALC") (see note 7 for

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 (in thousands, except share and per share data)

         additional information). Additionally, the Company was required to pay a termination payment of approximately $1,100 to the noteholders and non-recourse partners in the prior securitization.

         Borrowing capacity under the facility is recalculated weekly based on a formula driven advance rate applied to the current balance of Rights to receive that are eligible to be securitized. The advance rate is determined based on recent sales trends and months on hand of Rights to receive. Capacity at September 30, 2000 was $60,663 and the outstanding borrowings at that date were $59,625. The facility provides various restrictive covenants regarding collateral eligibility, concentration limitations and also requires the Company to maintain net worth of at least $24,000. At September 30, 2000 the Company was in compliance with the covenants.

         The interest rate applicable to the new facility is the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper ("CP") having a term equal to the related CP tranche period that may be sold by any placement agent or commercial paper dealer selected by the conduit on the first day of such CP tranche period, plus the amount of any placement agent or commercial paper dealer fees and commissions incurred or to be incurred in connection with such sale. At September 30, 2000, the effective interest rate for the new facility was 8.9% per annum.

         The conduit requires that a liquidity facility be provided by an A1/P1 rated financial institution in the amount equal to 102% of the securitization amount. This liquidity facility must be renewed annually. The Company's primary bank, the Chase Manhattan Bank, provided the liquidity facility in the initial year and have indicated a desire to syndicate all or a portion of the liquidity facility, or alternatively, bring in a co-purchaser conduit for a percentage of the securitization. On December 27, 2000, the credit agreements were amended to provide an extension of the initial term for 90 days to March 28, 2001 to complete the syndication and reduced the amount of the securitization to $60 million. In the event that syndication is not completed by that date, another extension may be granted, an alternative asset backed financing vehicle may be established or the outstanding borrowings under the securitization may be converted to a term loan.

         The Company previously financed its Rights to receive under a revolving securitization originated in 1996 (the 1996 facility). Under this facility, $33,000 of fixed rate securities were issued in a previous private placement to various third party investors. The private placement certificates had a five-year term before amortization of principal and had an interest rate of 7.4%.

         The early extinguishment of the 1996 facility and payoff of the related non-recourse notes resulted in an extraordinary charge of $1,623 or $0.12 per share consisting of the following:

         Write-off of related unamortized financing costs        $   540
         Termination payment to noteholder
              and non-recourse partners                            1,083
                                                                 -------
         Extraordinary charge before income tax benefit            1,623
         Income tax benefit                                         (412)
         Related increase in income tax valuation allowance          412
                                                                 -------
         Net extraordinary charge                                $ 1,623
                                                                 =======

(6)      Rights Offering

         On November 9, 1999, the Company completed a Rights Offering to existing shareholders resulting in the issuance of 4,149,378 convertible, redeemable preferred shares. The preferred shares have a dividend rate of 12%, of which 6% is payable in cash, quarterly in arrears, and the remaining 6% accrues unless otherwise paid currently at the Company's discretion, until conversion by the holder. During fiscal year 2000, the Company declared dividends in the amount of $533. Each preferred share may be

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 (in thousands, except share and per share data)


         converted into common stock at the option of the holder at any time. The initial rate of conversion was one to one. Subsequent conversion rates are higher to the extent of the deferred dividend accruing at 6% and any unpaid cash dividends. If not previously converted, the Company may commence redemption of the preferred shares on the third anniversary of the rights offering. At September 30, 2000, the conversion rate of the preferred shares was one preferred share for
         1.0539 common shares.

         The proceeds from the stock issuance of $10,000 were used to retire a $10,000 term loan obtained from an affiliate of the Company's largest investor, used primarily for the DALC acquisition. Pursuant to its subscription privileges and as a standby purchaser for any unsubscribed shares, Equity Group Investments, Inc. ("EGI"), an affiliate of the Company's largest investor, acquired 2.84 million of the preferred shares. The additional investment provided EGI with the right to designate an additional member to the Board of Directors.

(7)      Acquisition of Dining A La Card

         On June 30, 1999, the Company concluded the acquisition from SignatureCard, Inc. ("SignatureCard"), a subsidiary of Montgomery Ward & Co., Incorporated, of assets related to a membership discount dining program that SignatureCard operated under the Dining A La Card trade name and service mark. The assets acquired included various intellectual property rights and computer software, membership and merchant data, rights-to-receive, and, most significantly, a registered card platform.

         The acquisition was accounted for under the purchase method, and accordingly, the results of operations of the acquired company have been included in the consolidated results of the Company since the effective date of acquisition. The purchase price of $40,783 has been allocated, in its entirety, to the rights to receive. As consideration for the assets, the Company (1) paid SignatureCard $35,000 in cash at closing, (2) issued to SignatureCard 400,000 shares of the Company's common stock and (3) issued to SignatureCard a three-year option to purchase an additional 400,000 shares of the Company's common stock at a price of $4.00 per share. The options, which are included in the cost of the acquired assets, were valued using the Black-Scholes model and assigned a value of $697. The shares issued were valued at $4.32 per share using an average price over the measurement period. Commencing December 31, 1999, SignatureCard, at any time prior to June 30, 2002, may require the Company to repurchase all or part of the 400,000 shares issued at the closing at a price of $8.00 per share. The guaranteed value of the puts recorded at September 30, 2000, is $3,200. In addition, during the two-year period following the closing, the Company has agreed to share with SignatureCard certain amounts recovered from rights to receive acquired, but not funded at closing. (See Note 2)

         In connection with the acquisition of Dining A La Card, the Company entered into a Services Collaboration Agreement with SignatureCard. Under this agreement, SignatureCard will continue to provide dining members from its airline frequent flyer partner programs and other marketing programs. It will also share, for 12.5 years, certain profits the Company derives from SignatureCard-generated members as well as a portion of the membership fee revenues generated from fee paying members acquired in this transaction or subsequently through SignatureCard's efforts. (See Note 2)

         To finance the acquisition, the Company obtained a $35,000 senior secured revolving bridge loan facility from The Chase Manhattan Bank (from which $29,000 was drawn down at closing) and a $10,000 term loan from GAMI Investments, Inc., an affiliate of EGI (which was drawn down in full).

         The Chase facility was paid off on December 30, 1999 with the proceeds of the $80,000 securitization (Note 5). Financing fees of $1,100 were also paid.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 (in thousands, except share and per share data)

         The GAMI facility was a term loan made through an affiliate of EGI in the amount of $10,000 and was unsecured and subordinated to the Chase facility. Interest accrued on the principal amount outstanding was at the prime rate (as announced from time to time by Chase) plus 4%, payable monthly in arrears.

         The agreement with GAMI required the Company to conduct a rights offering of rights to purchase a new series of preferred stock to be offered to each existing stockholder of record on a pro rata basis. The proceeds of the rights offering were earmarked to repay all outstanding amounts under this loan.

         In connection with the rights offering, EGI, through its affiliate and the Company's largest stockholder, Samstock L.L.C., agreed to act as a standby purchaser whereby, after exercising its initial rights and any additional subscription privileges, would purchase any shares not otherwise subscribed for by other stockholders. The rights offering closed on November 9, 1999, and $10,000 of convertible preferred stock was issued (see Note 6). The proceeds were used to retire the GAMI obligation.

         The terms of this loan also required the Company to pay GAMI, at closing, a cash fee of $500, which was reimbursable to the Company upon the consummation of the rights offering and the issuance to Samstock L.L.C. of warrants to purchase one million shares of the Company's common stock in consideration of providing the loan and if it acted as a standby purchaser in connection with the rights offering.

         In connection with this acquisition, the Company paid a fee for transaction advisory services to EGI, which is included in the cost of the acquired assets, of $386.

(8)      Investments by Equity Group Investments, Inc.

         On March 3, 1998, the Company sold 2.5 million new-issued common shares and non-transferable warrants to purchase an additional 1.2 million common shares for a total of $10,625 to affiliates of EGI, a privately held investment company. Net proceeds amounted to $9,825 after transaction costs. The non-transferable warrants have a term of five years; one third of the warrants are exercisable at $6.00 per share, another third are exercisable at $7.00 per share and the final third are exercisable at $8.00 per share. As part of this strategic investment, EGI nominated and the stockholders elected two candidates to the Board of Directors who joined three of the Company's existing directors and two new independent directors.

         As more fully described in Notes 6 and 7, EGI invested an additional $6,846 in November, 1999, as a result of a Standby Purchase Agreement which they provided to support the Company's $10,000 rights offering and eventual issuance of convertible preferred stock. As consideration for the standby note agreement, EGI received one million warrants, exercisable over a five-year period, at a price of $2.48.

         As more fully described in Note 2, EGI also invested an additional $1,850 in August 2000.

(9)      Amended Compensation Agreements

         On December 29, 1997, the Company and Melvin Chasen, former Chairman of the Board, Chief Executive Officer and President, agreed to amend his employment agreement and to terminate his consulting agreement. As part of the agreement, Mr. Chasen agreed to a five-year non-compete and confidentiality agreement with the Company and relinquished his right to receive $1,000 in the event of the sale of a control block of stock, as described in Note 8 above. Pursuant to this agreement, the Company made cash payment of $2,750 to Mr. Chasen and recognized a one-time pre-tax charge of $3,081 in the quarter ending December 31, 1997.

         During 1998, the Company entered into consulting agreements with certain former senior management personnel. These agreements required these personnel to perform services at the Company's request for a period not to exceed more than one year. The Company determined that it no longer requires, nor

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 (in thousands, except share and per share data)


         intended to utilize the service of these individuals, and recorded a charge of $463 relating to the remaining outstanding obligation under the consulting agreements for the year ended September 30, 1998.

(10)     Securities Available for Sale

         Securities available for sale consist of marketable equitable securities that are recorded at fair value and have an aggregate cost basis of $280 as of September 30, 2000, 1999 and 1998. Gross unrealized gains were $833, $545, and $1,030 and gross unrealized losses were $0, $194, and $43 as of September 30, 2000, 1999 and 1998, respectively. Realized gains were $40, $1,149 and $200 for the years ended September 30, 2000, 1999 and 1998, respectively. Deferred income taxes associated with the net unrealized gains were $367, $134, and $375 at September 30, 2000, 1999 and 1998, respectively.

(11)     Equipment held for Sale or Lease

         Equipment held for sale and lease consists primarily of electronic terminals used for credit card processing. The cost of the terminals on hand is determined on a first in, first out basis. The amount presented on the balance sheet represents the net book value of terminals of $1,648 and $972 on terminals under lease at September 30, 2000 and 1999, respectively.

(12)     Property and Equipment

         Property and equipment consist of the following:
                                                              September 30,
                                                     --------------------------
                                                            2000         1999

                 Furniture and fixtures              $        612          674
                 Office equipment                          13,838       12,136
                 Website hardware and software              1,476           --
                      applications
                 Leased equipment                             174          174
                 Leasehold improvements                       227          129
                                                           ------       ------
                                                           16,327       13,113
                 Less accumulated depreciation and
                      amortization                         (7,843)      (6,700)
                                                           ------       ------
                                                     $      8,484        6,413
                                                           ======       ======

         Depreciation and amortization expense for the years ended September 30, 2000, 1999 and 1998 was $3,445, $2,859, and $2,711, respectively.

 (13)    Fair Values of Financial Instruments

         The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of cash and cash equivalents, restricted cash, accounts receivable, Rights-to-receive, accounts payable, accrued expenses and notes payable approximate the carrying amounts at September 30, 2000 and 1999 due to the short maturity of these instruments. The fair value of the Rights-to-receive approximates the carrying value due to their short-term nature. The fair value of the securities available for sale is based upon quoted market prices for these or similar instruments.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 (in thousands, except share and per share data)


(14)     Stock Option Plans

         In March 1996, the 1996 Long-Term Incentive Plan (the "1996 Plan") was approved for adoption by the Company's stockholders as a successor plan to the 1987 Stock Option and Rights Plan . The 1996 Plan was amended August 5, 1998 to allow for non-employee directors to choose to take directors fees in either cash or a current or deferred stock award. In addition, the amount of shares available for grant under the 1996 Plan was increased to 1,505,966. On March 1, 2000 the Plan was amended again to increase the number of shares of common stock available for grant under the Plan to 2,505,966. Under the 1996 Plan, the Company may grant awards, which may include stock options, stock appreciation rights, restricted stock, deferred stock, stock granted as a bonus or in lieu of other awards, dividend equivalents and other stock based awards to directors, officers and other key employees and consultants of the Company. Stock options granted under the 1996 Plan may not include more than 505,966 incentive stock options for federal income tax purposes. The exercise price under an incentive stock option to a person owning stock representing more than 10 percent of the common stock must equal at least 110 percent of the fair market value at the date of grant. Options are exercisable beginning not less than one year after date of grant. All options expire either five or ten years from the date of grant and each becomes exercisable in installments of 25 percent of the underlying shares for each year the option is outstanding, commencing on the first anniversary of the date of grant.

         At September 30, 2000 and 1999, there were 614,616 and 443,716 shares available for grant under the 1996 Stock Plan, respectively. The per share weighted average fair value of stock options granted during 2000, 1999 and 1998 was approximately $2.71, $2.70 and $4.95, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumption: 2000-expected no dividend yield, risk-free interest rate or 6.75%, volatility of 0.7553, and expected lives ranging from five to ten years; 1999-expected no dividend yield, risk-free interest rate or 6.25%, volatility of 1.0774 and expected lives ranging from five to ten years; 1998-expected no dividend yield, risk-free interest rate or 5.25%, and expected lives ranging from five to ten years.

         The Company has elected to continue to comply with APB No.25 to account for stock options and accordingly, no compensation expense has been recognized in the financial statements. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                  2000        1999        1998
                                                  ----        ----        ----
         Net Income
            As reported                         $(7,778)    $(10,398) $  (7,836)
            Pro forma                            (8,761)     (12,581)    (8,919)

         Net Income per Common and Common
         Equivalent Share
            As reported                            (.63)        (.80)     (.67)
            Pro forma                              (.70)        (.96)     (.76)

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 (in thousands, except share and per share data)



         The full impact of the calculation of compensation expense for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation expense is reflected over the option's vesting period which could be up to five years.
         Stock option activity during the periods indicated is as follows:

                                                     Incentive Stock Options        Nonqualified Options
                                                   ---------------------------    -----------------------------
                                                                      Weighted                        Weighted
                                                                      Average                          Average
                                                                      Exercise                        Exercise
                                                        Shares         Price            Shares          Price
         Balance at September 30, 1997                  709,968       $  8.54           247,500       $   6.02
                                                      ----------      -------          --------       --------
                  Granted                               364,500          5.16                 -              -
                  Exercised                             (23,250)         4.38                 -              -
                  Cancellations                        (279,550)         9.72          (112,500)          7.44
                                                      ----------      -------          --------       --------
         Balance at September 30, 1998                  771,668          6.57           135,000           4.83
                                                      ----------      -------          --------       --------
                  Granted                               570,000          2.49                 -              -
                  Exercised                                   -             -                 -              -
                  Cancellations                         (80,575)        12.52          (135,000)          4.83
                                                      ----------      -------          --------       --------
         Balance at September 30, 1999                1,261,093          4.34                 -              -
                                                      ----------      -------          --------       --------
                  Granted                               971,600          3.89                 -              -
                  Exercised                                   -            -                  -              -
                  Cancellations                        (155,000)         4.01                 -              -
                                                      ----------      -------          --------       --------
         Balance at September 30, 2000                2,077,693       $  4.16          $      -              -
                                                      ==========      =======          ========       ========



         At September 30, 2000, the range of weighted average exercise prices and remaining contractual life of outstanding options was $2.00 to $15.00 and 3.27 to 9.75 years, respectively. At September 30, 1999, the range of weighted average exercise prices and remaining contractual life of outstanding options was $2.0 to $15.00 and 2.75 to 10 years, respectively. At September 30, 1998, the range of weighted average exercise prices and remaining contractual life of outstanding options was $4.38 to $15.00 and 1 to 10 years, respectively.

         At September 30, 2000, 1999 and 1998, the number of options exercisable were 1,105,343, 901,593 and 630,918, respectively, and the weighted-average exercise price of those options was $4.77, $5.30, and 6.99, respectively.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 (in thousands, except share and per share data)

(15)     Income Taxes

         The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 2000 and 1999 are as follows:

                                                                  2000             1999
                                                                  ----             ----
Deferred tax assets:
     Reserve for rights-to-receive losses                      $  2,890        $   694
     Lawsuit settlement                                            --            1,077
     Travel programs and reserve for frequent flyer miles
        obligation                                                   61             37
     Charitable contributions                                        59             58
     Net operating loss carryforward                              6,760          4,577
     Intangible assets                                              703            758
     Other                                                          195            156
                                                                 ------          -----
           Gross deferred tax assets                             10,668          7,357
                 Less valuation allowance                        (8,859)        (6,005)
                                                                 ------          -----
           Deferred tax assets                                    1,809          1,352
                                                                 ------          -----
Deferred tax liabilities:
     Unrealized gain on securities available for sale               367            134
     Deferred acquisition costs                                   1,082            551
     Property and equipment                                         360            667
                                                                 ------          -----
           Deferred tax liabilities                               1,809          1,352
                                                                 ------          -----
                    Net deferred tax asset                     $     -         $     -
                                                                 ======          =====

         SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. A valuation allowance was recorded for the full amount of the net deferred tax assets as of September 30, 2000 and 1999, due to the Company's recurring losses. The valuation allowance at September 30, 2000 and 1999 was $8,859 and $6,005, respectively. Of the net increase in the valuation allowance for the year ended September 30, 2000, a decrease of $233, which was attributed to unrealized gains, was allocated to shareholders equity. The change in deferred tax liability related to securities available for sale was an increase of $233, and a decrease of ($241) during 2000 and 1999, respectively.

         A net operating loss carryforward of $17,791 was available at the year ended September 30, 2000. The loss will expire through the year 2020.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 (in thousands, except share and per share data)


         Income tax provision (benefit) for the years ended September 30, 2000, 1999 and 1998 is as follows:

                                                2000      1999      1998
                                                ----      ----      ----
                Current
                     U.S. federal             $   -          -      (587)
                     State and local              -          -       (33)
                                              ------     ------   ------
                     Total Current            $   -          -      (620)
                                              ======     ======   ======
                Deferred
                     U.S. federal             $   -      1,240    (1,774)
                     State and local              -        760      (206)
                                              ------     ------   ------
                     Total Deferred           $   -      2,000     1,980
                                              ======     ======   ======

         Reconciliation of the statutory federal income tax rate and the Company's effective rate for the years ended September 30, 2000, 1999 and 1998, is as follows:

                                               2000                       1999                       1998
                                     -----------------------     -----------------------      ---------------------
                                               % of pretax                  % of pretax                  % of pretax
                                      Amount     earnings         Amount     earnings          Amount      earnings
                                      ------     --------         ------     --------          ------      --------
        Federal tax rate          $  (2,643)     34.0       $     (2,855)     34.0        $     (3,548)     34.0
        State and local taxes,
             net of federal
             income tax benefit        (307)      4.0               (336)      4.0                (417)      4.0
        Valuation allowance
             change                   3,087     (39.8)             5,033     (59.9)                972      (9.3)
        Other                          (137)      1.8                158      (1.9)                393      (3.8)
                                  ---------      ----       ------------      ----        ------------      ----
        Total                     $      -          -       $      2,000      23.8%       $     (2,600)     24.9%
                                  =========      ====       ============      ====        ============      ====


(16)     Leases

         The Company leases certain equipment and office space under long-term lease agreements.

         Future minimum lease payments under noncancelable operating leases as of September 30, 2000 are as follows:
                                Year ending
                               September 30,                     Amount

                                    2001                      $     959
                                    2002                            475
                                    2003                            187
                                    2004                             44


                        Total minimum lease payments          $   1,665
                                                              =========

         Rent expense charged to operations was $1,028, $794, and $710 for the years ended September 30, 2000, 1999 and 1998, respectively.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 (in thousands, except share and per share data)


(17)     Related Party Transactions

         The Company has a management agreement with EGI, an affiliate of Samstock, its largest stockholder, in which EGI provides investment advisory and other managerial services to the Company. During the year ended September 30, 2000 and 1999, the Company paid approximately $256 and $250 to EGI for these services. There was no such expense in fiscal 1998.

(18)     Commitments

         In October 1998, the Company amended its employment agreement with the president of its wholly-owned subsidiary, Transmedia Restaurant Company. The agreement provides for salary at an annual rate of $335 through September 30, 2001, plus eligibility for a bonus up to 50% of his salary.

         The Company has an ongoing Service Collaboration Agreement with SignatureCard as a result of the DALC acquisition. In exchange for providing the Company with members, either through their own marketing efforts or their agreements with the airlines, SignatureCard is entitled to receive a profit participation, if applicable, based on dining sales generated by those members, as well as a percentage of the fees received from those members. For the year ending September 30, 2000 and 1999, SignatureCard received approximately $2,817 and $106 in fees, respectively.

(19)     Business and Credit Concentrations

         At September 30, 2000 and 1999, members enrolled in the airline programs represent approximately 73% and 38% of the Company's total membership.

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

         The Company is involved in various legal proceedings. While it is not currently possible to predict or determine the outcome of these proceedings, it is the opinion of management that the outcome will not have a material adverse effect on the Company's financial position or liquidity.

(21)     Subsequent Event

         On December 28, 2000, the Company reached an agreement with GE Financial Assurance ("GEFA"), the successor parent of SignatureCard, Inc., to extinguish all remaining obligations associated with the DALC acquisition, to eliminate SignatureCard, Inc's., exclusivity rights in dealing with the airline frequent flyer member files and to execute a contract to fully resolve and terminate the relationship. In

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 (in thousands, except share and per share data)

         consideration for the above, the Company will pay GEFA $3,800 in cash and will honor their right to put 400,000 shares held by GEFA as part of the acquisition consideration, at a value of $8 per share. Additionally, the Company has agreed to assume SignatureCard, Inc., minimum miles purchase obligation with one of the major airline's which will be determined as of March 31, 2001. If unable to renegotiate or defer the obligation at that date, the Company estimates that it may have to acquire approximately $2,000 of frequent flyer miles to be held for future awards.

(22)     Selected Quarterly Financial Data (Unaudited)

(a)      Selected quarterly financial data is as follows:

                                                 Three months ended                        Year ended
                              ---------------------------------------------------------  ---------------
                              September 30,    June 30,     March 31,    December 31,    September 30,
                                  2000           2000          2000          1999             2000
                                  ----           ----          ----          ----             ----
Gross dining sales:           $ 43,289         45,183         45,383        180,627         46,772

Operating revenue:              11,651         11,583         11,778         11,346         46,358

Operating income (loss):          (933)        (2,737)         1,851          1,346           (473)

Net income:                     (2,357)        (4,117)           437         (1,741)        (7,778)

Basic and Diluted
     earnings earnings           (0.17)         (0.31)         (0.01)         (0.14)         (0.63)
     per share


                                                 Three months ended
                               ----------------------------------------------------------
                                                                                         Year ended      Year ended
                            September 30,     June 30,       March 31,    December 31,  September 30,   September 30,
                                1999            1999           1999           1998          1999            1998
                                ----            ----           ----           ----          ----            ----
Gross dining sales:           $ 23,893         24,205         22,756        120,472         95,549         49,618

Operating revenue:              12,584          7,679          7,599          6,926         34,788         30,141

Operating income:               (1,498)        (1,410)        (1,307)        (1,779)        (5,994)        (7,465)

Net Income:                     (5,109)        (2,065)        (1,871)        (1,353)       (10,398)        (7,836)

Basic and diluted
     earnings per share:          (.39)          (.16)          (.14)          (.11)          (.80)          (.67)


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

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 (in thousands, except share and per share data)



                    Transmedia Network, Inc and Subsidiaries
            Unaudited Pro Forma Consolidated Statement of Operations
                      for the Year Ended September 30, 1998
                             (Amounts in thousands)

                                                               Historicals                Pro Forma       Pro Forma
                                                            TMN         DALC(A)          Adjustments       Combined
                                                            ---         -------          -----------       --------
Operating revenue:
   Gross dining sales                                     95,549        120,512               -             216,061

   Cost of sales                                          54,446         98,964(B)         (8,000)(I)       145,410
   Cardmember discounts                                   21,444         24,262                              45,706
                                                          ------         ------            ------            ------
   Net revenues from rights-to-receive                    19,659         (2,714)            8,000            24,945

Other income                                              10,482         10,629            (7,110)(C)        14,001
                                                          ------         ------            ------            ------

      Total operating revenues                            30,141          7,915               890            38,946
                                                          ------         ------            ------            ------
Operating expenses:
   Selling, general & administrative expenses             26,796         22,281           (10,873)(H)        38,204
   Cardmember acquisition and promotion                    5,097         32,927           (21,069)(D)        16,955
   Amended compensation agreements                         3,544            -                                 3,544
   Assets impairment loss                                  2,169            -                                 2,169
                                                          ------         ------            ------            ------
      Total operating expenses                            37,606         55,208           (31,942)           60,872

         Operating income (loss)                          (7,465)       (47,293)           32,832           (21,926)

         Other income (expenses)                          (2,971)           -              (3,617)(E)        (6,588)
                                                          ------         ------            ------            ------
         Income (loss) before taxes                      (10,436)       (47,293)           29,215           (28,514)

Income tax provision (benefit)                            (2,600)        (7,806)              (F)           (10,835)
Income tax valuation allowance                                                                (F)            10,835

      Loss before equity loss and accounting              (7,836)       (39,487)           29,215           (28,514)
      change


Equity in loss of Cardplus Japan                             -             (220)              220(G)            -
Cumulative effect of accounting change                       -           (2,105)            2,105(J)            -
                                                          ------         ------            ------            ------
      Net income (loss)                                   (7,836)       (41,812)           31,540           (28,514)
                                                          ======         ======            ======            ======
Operating income (loss) per common and common
 equivalent share:
   Basic and Diluted                                       (0.63)            -                                (1.80)
                                                          ======         ======            ======            ======
Net income (loss) per common and common
 equivalent share:
   Basic and Diluted                                       (0.67)            -                                (2.33)
                                                          ======         ======            ======            ======
Weighted average number of common and common
 equivalent shares outstanding:
   Basic                                                  11,773                              400            12,173
                                                          ======         ======            ======            ======
      Diluted                                             11,825                              400            12,225
                                                          ======         ======            ======            ======


See notes to unaudited pro forma consolidated financial information

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 (in thousands, except share and per share data)


                    Transmedia Network, Inc and Subsidiaries
            Unaudited Pro Forma Consolidated Statement of Operations
               for the nine month period ending September 30, 1999
                             (Amounts in thousands)

                                                             Historicals              Pro Forma        Pro Forma
                                                    TMN (K)          DALC (K)         Adjustments       Combined
                                                    -------          --------         -----------       --------
Operating revenue:
   Gross dining sales                               97,716            61,384               -             159,100

   Cost of sales                                    57,051            39,099(L)                           96,150
   Cardmember discounts                             21,284            13,195                              34,479
                                                    ------            ------            ------            ------
   Net revenues from rights-to-receive              19,381             9,090               -              28,471

Other income                                         8,481             4,378            (2,933)(M)         9,926
                                                    ------            ------            ------            ------
      Total operating revenues                      27,862            13,468            (2,933)           38,397
                                                    ------            ------            ------            ------
Operating expenses:
   Selling, general & administrative expenses       26,811            10,008            (5,437)(R)        31,382
   Cardmember acquisition and promotion              5,266             8,890            (2,690)(N)        11,466
                                                    ------            ------            ------            ------
      Total operating expenses                      32,077            18,898            (8,127)           42,848

         Operating income(loss)                     (4,215)           (5,430)            5,193            (4,452)

Other income (expenses):                            (2,830)              -              (1,888)(O)        (4,718)
                                                    ------            ------            ------            ------
         Income (loss) before taxes                 (7,045)           (5,430)            3,305            (9,170)

Income tax provision (benefit)                                                          (3,484)(P)        (3,484)
Income tax valuation allowance                       2,000                               3,484 (P)         5,484

         Loss before equity loss and gain           (9,045)           (5,430)            3,305           (11,169)
         on sale of dining assets

Gain on sale of dining assets                                          2,089            (2,089)(S)           -
Equity in loss of Cardplus Japan                                        (212)              212 (Q)            -
                                                    ------            ------            ------            ------
         Net income (loss)                          (9,045)           (3,553)            1,428           (11,169)
                                                    ======            ======            ======            ======
Operating loss per common and common
 equivalent share:
   Basic and Diluted                                 (0.32)              -                                 (0.34)
                                                    ======            ======            ======            ======
Net loss per common and common
 equivalent share:
   Basic and Diluted                                 (0.69)              -                                 (0.85)
                                                    ======            ======            ======            ======
Weighted average number of common and common
 equivalent shares outstanding:
   Basic                                            13,043                                                13,043
                                                    ======            ======            ======            ======
   Diluted                                          13,157                                                13,157
                                                    ======            ======            ======            ======


See notes to unaudited pro forma consolidated financial information

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

                             TRANSMEDIA NETWORK INC.

                  Schedule II-Valuation and Qualifying Accounts

        For each of the years in the three-years ended September 30, 2000
                                 (in thousands)

                                                         Balance,         Charged                                    Balance,
                                                        beginning            to                       Acquisition    end of
                                                          of year        expenses      Write-offs      Of DALC        year
                                                          -------        --------      ----------      -------        ----
Accounts receivable:
     Year ended September 30, 2000:
        Allowance for doubtful accounts                 $     15            338            (338)           -           15
                                                        ========          =====          ======       ======       ======

     Year ended September 30, 1999
        Allowance for doubtful accounts                 $     15            514            (514)           -           15
                                                        ========          =====          ======       ======       ======

     Year ended September 30, 1998:
        Allowance for doubtful accounts                 $     15            497            (497)           -           15
                                                        ========          =====          ======       ======       ======

Rights to receive:
     Year ended September 30, 2000
        Allowance for doubtful accounts                 $ 14,872          7,391          (9,518)           -       12,745
                                                        ========          =====          ======       ======       ======

     Year ended September 30, 1999:
        Allowance for doubtful accounts                 $  1,037          4,088          (2,772)      12,519       14,872
                                                        ========          =====          ======       ======       ======

     Year ended September 30, 1998:
        Allowance for doubtful accounts                 $    765          3,822          (3,550)           -        1,037
                                                        ========          =====          ======       ======       ======



Item 9.  Changes and Disagreements with Accountants on Accounting and Financial
--------------------------------------------------------------------------------
             Disclosure
             ----------

         None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

         Information called for by Item 10 is set forth under the heading "Executive Officers of the Registrant" in Part I hereof and in "Election of Directors" in our 2001 Proxy Statement, which is incorporated herein by this reference.

Item 11. Executive Compensation

         Information called for by Item 11 is set forth under the heading "Executive Compensation" in our 2001 Proxy Statement, which is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in our 2001 Proxy Statement, which is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

         Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in our 2001 Proxy Statement, which is incorporated herein by this reference.

PART IV

Item 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K

         The following documents are being filed as part of this Report:

         (a)(1)   Financial Statements:
                    Transmedia Network Inc.
                    See "Index to Financial Statements" contained in Part II,
                    Item 8.

         (a)(2)   Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts

         (a)(3) The following exhibits are filed as part of this report as required by item 601 of Regulation S-K. The Exhibits designated with an asterisk are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this report.


Designation                         Description
-----------                         -----------
3.1      Certificate of Incorporation of Transmedia Network Inc., as amended. (b)

3.2      Certificate of Amendment to the Certificate of Incorporation of Transmedia Network Inc. (d)



3.3      Certificate of Amendment to the Certificate of Incorporation of Transmedia Network Inc., as filed with the Delaware Secretary of State on March 22,1994.(a)

3.4      Certificate of Amendment to the Certificate of Incorporation of Transmedia Network Inc., -as filed with the Delaware Secretary of State on March 3, 1998.(i)

3.5      Certificate of Amendment of the Certificate of Incorporation  of Transmedia Network Inc., as filed with the Delaware Secretary of State on November 9, 1999.(k)

3.6       Cetificate of Designations relating to the Series A convertible redeemable Preferred Stock, as filed with the Delaware Secretary of State on November 9, 1999.(k)

3.7      By-Laws of Transmedia Network Inc., as amended and restated as of March 3, 1998.(i)

4.2      Form of Series A convertible redeemable Preferred Stock certificate.(k)

4.3      Form of Rights Agreement between Transmedia Network Inc. and American Stock Transfer & Trust Company, as
           subscription agent. (k)

4.4      Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network
           Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C., and, with respect to Section 5 of the
           Agreement only, Robert M. Steiner, as trustee under declaration of trust dated March 9, 1983, as amended, establishing the Robert M. Steiner Revocable Trust.(k)

4.5      Investment Agreement, dated as of April 28, 2000, by and among Transmedia Network Inc., Minotaur
         Partners II, L.P., Value Vision International Inc., Dominic Mangone and Raymond Bank.

4.6      Co-Sale and Voting Agreement, dated as of April 28, 2000, by and among Transmedia Network Inc.,
         Samstock, L.L.C., Minotaur Partners II, L.P., Value Vision International Inc., Dominic Mangone and
         Raymond Bank.

4.7      Investment Agreement, dated as of April 28, 2000, by and among Transmedia Network Inc., Gene M.
         Henderson, Herbert M. Gardner, James M. Callaghan, Gregory J. Robitaille, John A. Ward, George S.
         Weidemann, Christine M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman, Samstock, L.L.C.
         and Thomas J. Litle.

4.8      Co-Sale and Voting Agreement, dated as of April 28, 2000, by and among Transmedia Network Inc., Gene M.
         Henderson, Herbert M. Gardner, James M. Callaghan, Gregory J. Robitaille, John A. Ward, George S.
         Weidemann, Christine M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman, Samstock, L.L.C.
         and Thomas J. Litle.

10.1     Purchase Agreement, dated as of December 15, 1997, between Transmedia Network Inc. East American Trading
         Company.(l)

10.2     Purchase Agreement, dated as of June 29, 2000, by and among Transmedia Network Inc., Spectrum Partners,
         Inc., Potomac Dining Limited Partnership, Gustavo L. Bessalel, Thomas E. Gorman and Francis Rothgeb.(m)

10.3     Form of Subordinated Convertible Notes, dated June 30, 2000.(m)

10.4     Stock Purchase and Sale Agreement, dated as of April 28, 2000, by and among Minotaur Partners II, L.P.,
         Value Vision International Inc., Dominic Mangone and Raymond Bank.(m)



10.5     Form of Warrant to Purchase Shares of Common Stock of Transmedia Network Inc.(m)

10.6     Stock Purchase and Sale Agreement, dated as of April 28, 2000, by and among Gene M. Henderson, Herbert
         M. Gardner, James M. Callaghan, Gregory J. Robitaille, John A. Ward, George S. Weidemann, Christine M.
         Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman, Samstock, L.L.C. and Thomas J. Litle.(m)

10.7     Form of Warrant to Purchase Shares of Common Stock of Transmedia Network Inc.(m)

10.8     Asset Purchase Agreement, dated as of March 17, 1999, between Transmedia Network Inc. and SignatureCard,
           Inc., as amended by Amendment No. 1 thereto dated as of April 15, 1999 and Amendment No. 2 thereto dated as of May 31, 1999.(j)

10.9     Option Agreement, dated as of June 30, 1999, between Transmedia Network Inc. and SignatureCard, Inc. (j)

10.10    Services Collaboration Agreement, dated as of June 30, 1999, between Transmedia Network Inc. and
           SignatureCard, Inc.(j)

10.11    Credit Agreement, dated as of June 30, 1999, between Transmedia Network Inc. and The Chase Manhattan
           Bank.(j)

10.12    Security Agreement, dated as of June 30, 1999, between Transmedia Network Inc. and The Chase Manhattan
           Bank. (j)

10.13    Pledge Agreement, dated as of June 30, 1999, between Transmedia Network Inc. and The Chase Manhattan
           Bank. (j)

10.14    Credit Agreement, dated as of June 30, 1999, between GAMI Investments, Inc., Transmedia Network Inc.,
           Transmedia Restaurant Company Inc., Transmedia Service Company Inc. and TMNI International
           Incorporated.(j)

10.15    1987 Stock Option and Rights Plan, as amended. (a)

10.16    Form of Stock Option Agreement (as modified) between Transmedia Network Inc. and certain Directors.(g)

10.17*   Second Restated and Amended Employment Agreement, dated as of October 1, 1998, between Transmedia
           Network Inc. and James Callaghan. (k)

10.18    Master License Agreement, dated December 14, 1992, between Transmedia Network Inc. and Conestoga
           Partners, Inc.(d)

10.19    First Amendment to Master License Agreement dated April 12, 1993, between Transmedia Network Inc. and
           Conestoga Partners, Inc. (e)

10.20    Second Amendment to Master License Agreement -- Assignment and Assumption Agreement dated August 11,
           1993 among Transmedia Network Inc., TMNI International Incorporated and Transmedia Europe, Inc.(e)

10.21    Master License Agreement Amendment No. 3 dated November 22, 1993 between TMNI International Incorporated and Transmedia Europe, Inc.(e)



10.22    Master License Agreement, dated March 21, 1994, between TMNI International Incorporated and Conestoga
           Partners II, Inc. licensing rights in the Asia Pacific region. (a)

10.23    Stock Purchase and Sale Agreement, dated as of November 6, 1997, among Transmedia Network Inc.,
           Samstock, L.L.C., and Transmedia Investors, L.L.C. (h)

10.24    Form of Warrant to purchase Common Stock of Transmedia Network Inc.(i)

10.25    Amended and Restated Agreement Among Stockholders Agreement, dated as of March 3, 1998, among Transmedia
           Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C., Melvin Chasen, Iris Chasen and
           Halmstock Limited Partnership. (i)

10.26    Stockholders Agreement, dated as of March 3, 1998, among Transmedia Network Inc., EGI-Transmedia
           Investors, L.L.C., Samstock, L.L.C. and Melvin Chasen and Halmstock Limited Partnership. (i)

10.27    Security Agreement, dated as of December 1, 1996, among TNI Funding Company I, L.L.C. as Issuer, The
           Chase Manhattan Bank as Trustee and as Collateral Agent, TNI Funding I, Inc., as Seller and Transmedia
           Network Inc., as Servicer. (g)

10.28    Purchase Agreement, dated as of December 1, 1996, among Transmedia Network Inc., Transmedia Restaurant
           Company Inc., Transmedia Service Company Inc. and TNI Funding I, Inc., as Purchaser.(g)

10.29    Purchase and Servicing Agreement, dated as of December 1, 1996, among TNI Funding Company I, L.L.C., as
           Issuer, TNI Funding I, Inc. as Seller, Transmedia Network Inc., as Servicer, Frank Felix Associates,
           Ltd., as Back-up Servicer and The Chase Manhattan Bank, as Trustee.(g)

10.30    Indenture, dated as of December 1, 1996, between TNI Funding Company I, L.L.C., as Issuer and The Chase
           Manhattan Bank, as Trustee.(g)

10.31*   Letter of Agreement, dated January 29, 1997, between Transmedia Network Inc. and Stephen E. Lerch. (g)

10.32    Transmedia Network Inc. 1996 Long-Term Incentive Plan (including Amendments through August 5, 1998).(b)

10.33*   Employment Agreement, dated as of October 14, 1998, between Transmedia Network Inc. and Gene M.
           Henderson.(k)

10.34    Standby Purchase Agreement, dated as of June 30, 1999, between Transmedia Network Inc. and Samstock,
         L.L.C. including standby agreement warrant.(k)

10.35*   Employment Agreement, dated as of January 5, 1999, between Transmedia Network Inc., and Christine
         Donohoo.(k)

12       Statement regarding calculation of earnings to fixed charges.

21       Subsidiaries of Transmedia Network Inc.




24       Power of Attorney (included in the signature page hereto).

27       Financial Data Schedule


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

           (i) Filed as an exhibit to Transmedia's Current Report on Form 8-K filed on March 17, 1998.

           (j) Filed as an exhibit to Transmedia's Current Report on Form 8-K filed on July 14, 1999, and incorporated by reference thereto.

           (k) Filed as an exhibit to Transmedia's Registration Statement in Form S-2 (registration no. 333-84947), and incorporated by reference thereto.

           (l) Filed as an exhibit to the registration statement on Form S-3 (registration no. 333-53147), and incorporated by reference thereto.

           (m) Filed as an exhibit to the registration statement on Form S-3 (registration no. 333-49366), and incorporated by reference thereto.

(b) We did not file any Form 8-K Current Reports during the fourth quarter of the fiscal year ended September 30, 1999.
(c) Exhibits:
    See paragraph (a) (3) above for items filed as exhibits to this Annual Report on Form 10-K as required by Item 601 of Regulation S-K.
(d) Financial Statement Schedules:
    See paragraphs (a)(1) and (a)(2) above for financial statement schedules and supplemental financial statements filed as part of this Annual Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of December, 2000.

                              TRANSMEDIA NETWORK INC.

                              By:    /s/Gene M. Henderson
                                     ----------------------------
                              Name:   Gene M. Henderson
                              Title:  President and Chief Executive Officer


                                Power Of Attorney
Each person whose signature appears below hereby authorizes and constitutes Gene
M. Henderson and Stephen E. Lerch, and each of them singly, his true and lawful attorney-in-fact with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign and file any and all amendments to this report with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and he or she as the case may be hereby ratifies and confirms all that said attorney-in-fact or any of them, or their substitutes, may lawfully do or cause to be done virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant, Transmedia Network Inc., in the capacities and on the dates indicated.


                                                Capacity In
             Signature                          Which Signed                       Date
             ---------                          ------------                       ----
        /s/ Sheli Z. Rosenberg             Chairperson of the Board             December 29, 2000
        ----------------------
           Sheli Z. Rosenberg


        /s/ Gene M. Henderson              Director,                            December 29, 2000
        ---------------------
           Gene M. Henderson               President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)


        /s/ Stephen E. Lerch               Executive Vice President             December 29, 2000
        --------------------               and Chief Financial Officer
           Stephen E. Lerch                (Principal Financial and
                                           Accounting Officer)


        /s/ William A. Lederer             Director                             December 29, 2000
        --------------------------
           William A. Lederer


        /s/ Herbert M. Gardner             Director                             December 29, 2000
        ----------------------
           Herbert M. Gardner


        /s/ John A. Ward III               Director                             December 29, 2000
        --------------------
           John A. Ward III


                                  EXHIBIT INDEX

DESIGNATION                         DESCRIPTION
-----------                         -----------

4.5 Investment Agreement, dated as of April 28, 2000, by and among Transmedia Network Inc., Minotaur Partners II, L.P., Value Vision International Inc., Dominic Mangone and Raymond Bank.(r)

4.6 Co-Sale and Voting Agreement, dated as of April 28, 2000, by and among Transmedia Network Inc., Samstock, L.L.C., Minotaur Partners II, L.P., Value Vision International Inc., Dominic Mangone and Raymond Bank.

4.7 Investment Agreement, dated as of April 28, 2000, by and among Transmedia Network Inc., Gene M. Henderson, Herbert M. Gardner, James
         M. Callaghan, Gregory J. Robitaille, John A. Ward, George S. Weidemann, Christine M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman, Samstock, L.L.C. and Thomas J. Litle.

4.8 Co-Sale and Voting Agreement, dated as of April 28, 2000, by and among Transmedia Network Inc., Gene M. Henderson, Herbert M. Gardner, James
         M. Callaghan, Gregory J. Robitaille, John A. Ward, George S. Weidemann, Christine M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman, Samstock, L.L.C. and Thomas J. Litle.

12       Statement regarding calculation of earnings to fixed charges.

21       Subsidiaries of Transmedia Network Inc.

27       Financial Data Schedule