Form 10-Q
period 2000-12-31
TRANSMEDIA NETWORK INC /DE/
filed 2001-02-14
CIK 78536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2000

                                       or

   [ ] Transition Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to
         ______________

         Commission File Number 1-13806

                             TRANSMEDIA NETWORK INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                  84-6028875
--------------------------------------------------------------------------------
    (State of other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)


        11900 Biscayne Boulevard, North Miami, Florida        33181
--------------------------------------------------------------------------------
          (Address of principal executive offices)          (zip code)


                                  305-892-3300
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of February 12, 2001, there were 16,200,000 shares of the Registrant's $.02 par value common stock outstanding.

                                      INDEX

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                           PAGE NO.

Item 1.           Financial Statements:

                  Consolidated Balance Sheets --                            3
                  December 31, 2000 (unaudited)
                  and September 30, 2000

                  Consolidated Statements of Operations                     4-5
                  And Comprehensive Loss
                  Three months ended December 31,
                  2000 and 1999 (unaudited)

                  Consolidated Statements of Cash Flows --                  6-7
                  Three months ended December 31,
                  2000 and 1999 (unaudited)

                  Notes to Unaudited Consolidated                           8-11
                  Financial Statements

Item 2.           Management's Discussion and Analysis                     12-16
                  of Financial Condition and Results of
                  Operations

Item 3.           Quantitative and Qualitative Disclosure
                  About Market Risk                                        16

PART II. OTHER INFORMATION                                                 16-17

SIGNATURE                                                                  17

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                    December 31, 2000 and September 30, 2000
                      (in thousands except per share data)

                                    Assets                                        December 31,  *September 30,
                                                                                     2000            2000
                                                                                  (unaudited)
                                                                                   ---------       ---------
Current assets:
     Cash and cash equivalents                                                     $  12,470       $  19,818
     Accounts receivable, net                                                          6,719           9,135
     Rights to receive, net                                                           69,920          68,374
     Prepaid expenses and other current assets                                         2,622           2,883
                                                                                   ---------       ---------
                   Total current assets                                               91,731         100,210

Securities available for sale, at fair value                                             622           1,246
Equipment held for sale or lease, net                                                     --              94
Property and equipment, net                                                            8,393           8,484
Other assets                                                                           1,233           1,008
Restricted deposits and investments                                                       90              90
Excess of cost over net assets acquired and other intangible assets                   10,290          10,449
                                                                                   ---------       ---------
                   Total assets                                                    $ 112,359       $ 121,581
                                                                                   =========       =========
                     Liabilities and Shareholders' Equity

Current liabilities:
     Secured non-recourse revolving debt                                           $  56,442       $  59,625
     Accounts payable - Rights to receive                                              6,566           7,443
     Accounts payable - trade                                                          7,243          10,317
     Accrued expenses and other                                                        2,172           2,601
     Deferred membership fee income                                                    3,461           3,008
                                                                                   ---------       ---------
                   Total current liabilities                                          75,884          82,994

Other long-term liabilities                                                            4,050           4,581
                                                                                   ---------       ---------
                   Total liabilities                                                  79,934          87,575
                                                                                   ---------       ---------
Guaranteed value of puts                                                               3,200           3,200

Shareholders' equity :
     Preferred stock - Series A, senior convertible redeemable, par value $0.10 per share (10,000 shares authorized; 4,149 shares issued and
        outstanding as of December 31, 2000 and September 30, 2000)                      415             415
     Common stock, par value $0.02 per share (70,000 shares authorized;
        16,200 shares issued and outstanding as of December 31, 2000 and
        September 30, 2000)                                                              316             316
     Additional paid-in capital                                                       43,129          43,129
     Cumulative other comprehensive income                                               446             833
     Retained deficit                                                                (15,081)        (13,887)
                                                                                   ---------       ---------
                   Total shareholders' equity                                         29,225          30,806
                                                                                   ---------       ---------
                   Total liabilities and shareholders' equity                      $ 112,359       $ 121,581
                                                                                   =========       =========

See accompanying notes to unaudited consolidated financial statements.
* The balance sheet at September 30, 2000 is derived from the registrant's audited consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

          Consolidated Statements of Operations and Comprehensive Loss

                  Three months ended December 31, 2000 and 1999
                                   (unaudited)
                      (in thousands, except loss per share)

                                                                        2000         1999
                                                                      --------     --------
Operating revenue:
     Sales of Rights to receive:
        Registered card sales                                         $ 39,643     $ 23,372
        Private label sales                                              4,338       22,011
                                                                      --------     --------
             Gross dining sales                                         43,981       45,383

        Cost of sales                                                   24,415       27,199
        Member discounts                                                 9,731        9,618
                                                                      --------     --------
     Net revenue from Rights to receive                                  9,835        8,566

     Membership and renewal fee income                                   1,727        2,257
     Franchise fee income                                                   --          228
     Commission income                                                      10           34
     Processing income                                                     178          261
                                                                      --------     --------
             Total operating revenues                                   11,750       11,346
                                                                      --------     --------
Operating expenses:
     Selling, general and administrative                                 5,680        4,281
     Salaries and benefits                                               3,473        2,869
     Member and merchant marketing expenses                                976        1,544
     Printing and postage                                                1,172        1,306
                                                                      --------     --------
            Total operating expenses                                    11,301       10,000
                                                                      --------     --------
                   Operating income                                        449        1,346

Other income (expense):
     Interest and other income                                             248          126
     Interest expense and financing cost                                (1,590)      (1,590)
                                                                      --------     --------
                   Loss before income taxes and extraordinary item        (893)        (118)

Income tax provision/benefit                                                --           --
                                                                      --------     --------
                   Loss before extraordinary item                     $   (893)    $   (118)

                                                                                (Continued)

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

     Consolidated Statements of Operations and Comprehensive Loss, Continued

                                                                        2000         1999
                                                                      --------     --------
                   Loss before extraordinary item                     $   (893)    $   (118)

Extraordinary item, net of tax                                              --       (1,623)
                                                                      --------     --------
                   Net loss                                           $   (893)    $ (1,741)
                                                                      ========     ========
Other comprehensive income:
       Unrealized holding gain (loss) on securities available-
                 for-sale held at end of period                           (624)         927
       Beginning unrealized gain for all securities sold                    --          (21)
       Tax effect of unrealized gain                                       237         (357)
                                                                      --------     --------
                   Comprehensive loss                                 $ (1,280)    $ (1,192)
                                                                      ========     ========
Net loss per share of common stock:
    Basic and diluted:
      Loss before extraordinary item                                  $  (0.07)    $  (0.02)
      Extraordinary loss                                                    --        (0.12)
                                                                      --------     --------
      Net loss                                                        $  (0.07)    $  (0.14)
                                                                      ========     ========
Weighted average number of common and common equivalent
      shares outstanding:
    Basic and diluted                                                   16,177       13,398
                                                                      ========     ========

See accompanying notes to unaudited consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Three months ended December 31, 2000 and 1999
                                   (unaudited)
                                 (in thousands)

                                                                         2000        1999
                                                                        -------     -------
Cash flows from operating activities:
     Net loss                                                           $  (893)     (1,741)
     Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
           Depreciation and amortization                                  1,171         953
           Amortization of deferred financing cost                          333       1,813
           Provision for merchant losses                                  1,943       1,822

           Changes in assets and liabilities:
               Accounts receivable                                         (143)     (4,035)
               Rights-to-receive                                         (1,861)       (238)
               Prepaid expenses and other current assets                    278         350
               Other assets                                                (552)        (91)
               Accounts payable                                             543        (954)
               Income taxes                                                 (17)          2
               Accrued expenses and other                                  (471)     (2,300)
               Deferred membership fee income                               453         214
                                                                        -------     -------
                     Net cash provided by (used in) operating
                          activities                                        784      (4,205)
                                                                        -------     -------
Cash flows from investing activities:
     Joint venture buyout                                                (3,800)         --
     Acquisition of  San Antonio/Austin franchise                            --        (950)
     Additions to property and equipment                                   (833)       (671)
     Decrease in restricted deposits and investments                        (15)      1,016
                                                                        -------     -------
                     Net cash used in investing activities               (4,648)       (605)
                                                                        -------     -------
Cash flows from financing activities:
     Preferred dividends                                                   (301)       (176)
     Net proceeds from (repayment of) revolving securitization           (3,183)     63,930
     Net proceeds from rights offering                                       --       9,700
     Repayment of secured non-recourse notes                                 --     (33,000)
     Repayment of short term loan - bank                                     --     (29,000)
     Repayment of term loan affiliate                                        --     (10,000)
     Decrease in restricted cash                                             --       3,726
                                                                        -------     -------
                     Net cash (used in) provided by financing
                          activities                                     (3,484)      5,180
                                                                        -------     -------

                                                                                (Continued)

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

                                                                          2000        1999
                                                                        --------    --------
                     Net (decrease) increase in cash and cash
                          equivalents                                   $ (7,348)   $    370

Cash and cash equivalents:
     Beginning of year                                                    19,818       8,943
                                                                        --------    --------
     End of year                                                        $ 12,470    $  9,313
                                                                        ========    ========
Supplemental disclosures of cash flow information:

     Cash paid (received) during the period for:
        Interest                                                        $  1,110    $  1,264
                                                                        ========    ========
        Income taxes                                                    $     17    $     (2)
                                                                        ========    ========

See accompanying notes to unaudited consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                  (amounts in thousands except for share data)

(1)      Basis of Presentation

         The balance sheet as of September 30, 2000 was derived from the registrant's audited consolidated financial statements.

         The information presented in the unaudited consolidated financial statements, in the opinion of management, reflects all adjustments necessary for a fair statement of the results for all interim periods. The results for the three-month period are not necessarily indicative of the results to be expected for the full year.

         The consolidated financial statements, as presented, are in summarized form, and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles, have been condensed or omitted. Complete disclosures for the year ended September 30, 2000 are presented in the Form 10-K filed by Transmedia Network Inc., and its subsidiaries (collectively the "Company") which includes audited consolidated financial statements.

         Cost of sales is composed of the cost of Rights to receive sold, provision for merchant losses and transaction processing fees.

         Certain prior year amounts have been reclassified to conform to the current presentation.

(2)      Joint Venture Buyout

         In connection with the acquisition of Dining A La Card ("DALC") on June 30, 1999, the Company entered into a Services Collaboration Agreement with SignatureCard, Inc. ("SignatureCard"). Under this agreement, SignatureCard would continue to provide dining members from its airline frequent flyer partner programs and other marketing programs. It would also share, for 12.5 years, certain profits the Company derives from SignatureCard-generated members as well as a portion of the membership fee revenues generated from fee paying members acquired in this transaction or subsequently through SignatureCard's efforts. In addition, during the two-year period following the closing, the Company agreed to share with SignatureCard certain amounts recovered from Rights to receive acquired, but not funded, at closing.

         On December 9, 2000, the Company executed a Payment and Termination of Exclusivity Agreement (the `Agreement") with GE Financial Assurance ("GEFA"), the parent of SignatureCard, to extinguish all obligations associated with the DALC acquisition, to eliminate SignatureCard exclusivity rights in dealing with the airline frequent flyer member files, and to fully resolve and terminate the relationship. In consideration for the above, the Company paid GEFA $3,800 in cash and agreed to honor GEFA's right to put 400,000 shares held by it as part of the acquisition consideration, at a value of $8 per share. This put right must be exercised in two equal tranches on January 15 and on January 31, 2001. The $3,200 guaranteed value of the put was recorded in the prior fiscal year. Transmedia also cancelled 160,000 options of the original 400,000 issued as part of the original DALC purchase price, leaving SignatureCard with 240,000 options which must be exercised by June 30, 2002 at a strike price of $4.00. Additionally, the Company has agreed to assume SignatureCard's minimum frequent flyer miles purchase obligation with one of the major airlines. If unable to renegotiate or defer the

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                  (amounts in thousands except for share data)

         minimum purchase requirement by March 31, 2001, the Company estimates that it may have to pay for approximately $2,200 of frequent flyer miles to be held for future awards.

         As required per the terms of the Agreement, GEFA served the Company notice that it would exercise its put right requiring the Company to purchase the 400,000 shares at $8.00 per share. On January 17, 2001 and February 13, 2001, the Company paid SignatureCard equal payments of $1,600 each to satisfy this obligation.

(3)      Securitization of Rights to Receive

         On December 30, 1999, the Company entered into an $80,000 revolving securitization of the combined Rights to receive of both the private label and the registered card dining programs. The new securitization was privately placed through an asset backed commercial paper conduit. The proceeds drawn down at closing, approximately $65,000 based on a borrowing base formula, were utilized to terminate and payoff $33,000 in non-recourse notes from a previous securitization and $27,000 then outstanding under a bridge loan used in the acquisition of DALC. Additionally, the Company was required to pay a termination payment of approximately $1,100 to the noteholders and non-recourse partners in the prior securitization.

         Borrowing capacity under the facility is recalculated weekly based on a formula driven advance rate applied to the current balance of Rights to receive that are eligible to be securitized. The advance rate is determined based on recent sales trends and months on hand of Rights to receive. Capacity at December 31, 2000 was $58,450 and the outstanding borrowings at that date were $56,442. The facility provides various restrictive covenants regarding collateral eligibility, concentration limitations and also requires the Company to maintain a net worth of at least $24,000. At December 31, 2000, the Company is in compliance with all such covenants.

         The interest rate applicable to the facility is the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper ("CP") having a term equal to the related CP tranche period that may be sold by any placement agent or commercial paper dealer selected by the conduit on the first day of such CP tranche period, plus the amount of any placement agent or commercial paper dealer fees and commissions incurred or to be incurred in connection with such sale. At December 31, 2000, the effective interest rate for the new facility was 10.7% per annum.

         The conduit requires that a liquidity facility be provided by an A1/P1 rated financial institution in the amount equal to 102% of the securitization amount. This liquidity facility must be renewed annually. The securitization is held by the Company's primary bank, the Chase Manhattan Bank, which also provided the liquidity facility in the initial year. Chase has indicated a desire to syndicate all or a portion of the liquidity facility, or alternatively, bring in a co-purchaser conduit for a portion of the securitization. On December 27, 2000, the credit agreements were amended to provide an extension of the initial term for 90 days to March 28, 2001 to complete the syndication and reduce the amount of the securitization to $60,000. An extension fee of $600 was also paid on December 26, 2000. In the event that syndication is not completed by that date, another extension may be granted, an alternative asset backed financing vehicle may be established or the outstanding borrowings under the securitization may be converted to a term loan.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                  (amounts in thousands except for share data)

(4)      Internet Dining Venture

         The Company launched its new on-line revenue management product for restaurants and members in April 2000. The on-line product will allow restaurateurs to create special variable incentives and promotions through the iDine website on specific days of the week and/or times of the day in order to drive incremental traffic when the restaurants need it most. Consumers will have their choice of savings rewards in cash, frequent flyer miles or points which may be converted into either complimentary dining or frequent flyer miles. The website also allows for on-line reservations, national restaurant listings and access to reviews and maps. The on-line initiative is intended to broaden the amount and type of savings and rewards offered to consumers as well as to expand the participating restaurant base by providing restaurant operators with a full suite of yield management products.

         Development of the revenue management is being financed by corporate capital and through a $10,000 private placement. The Company issued 2,191,703 shares of its common stock at $4.5625 per share and warrants to purchase an additional 4,383,566 shares of its common stock, half of which have a per share exercise price of $5.93 and the other half of $7.30. The warrants will expire on April 28, 2005. Funds obtained from the private placement have been earmarked by the Board for development of the e-commerce venture. At December 31, 2000 cash remaining from the private placement was $5,666.

         Operating results for the three months ended December 31, 2000 were materially impacted by the new on-line product that is presently in the start-up and development phases. Included in operating expenses is $19 in printing and postage, $44 in member and merchant marketing, $352 in salaries and benefits and $874 in selling, general and administrative expenses associated with the e-commerce initiative. Additionally, $341 of website hardware and software applications has been capitalized for the three months ended December 31, 2000.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                  (amounts in thousands except for share data)

(5)      Basic and Diluted Net Loss per Share

         Basic and diluted net loss per share was computed by dividing net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for each period presented. Potentially dilutive securities were not considered for each of the three-month periods ended September 30, 2000 and 1999 since their effect would be antidilutive.

                                               For the three-months ended
                                               12/31/00         12/31/99
                                               --------         --------
         Net loss                              $   (893)        $ (1,741)

         Series A Preferred Stock dividends        (301)            (176)
                                               --------         --------
         Net loss applicable to common
         stockholders (Basic and Diluted)      $ (1,194)        $ (1,917)
                                               ========         ========

         The diluted share base for the three months ended December 31, 2000 and 1999 excludes 100,242 and 3,067 incremental shares related to warrants issued to Equity Group Investments, Inc., respectively, 80,292 and 48,775 related to employee stock options, respectively, and 4,149,378 of convertible preferred shares issued in the rights offering on November 9, 1999. These shares are excluded due to their anti-dilutive effect as a result of the Company's loss before extraordinary item in the first quarter of fiscal 2001 and 2000.

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

(a) Results of operations - Comparison of three months ended December 31, 2000 and 1999

         Sales of Rights to receive for the three-month period ended December 31, 2000 decreased $1,402 or 3.1% to $43,981 compared to $45,383 for the three-month period ended December 31, 1999. This decrease is mainly attributable to a change in the composition of the Rights to receive portfolios compared to the prior year. The traditional Transmedia cash advance of 2:1 (i.e. $2 of food and beverage credits for each dollar advanced) with an 80% cash recovery on each qualified dining ticket has now been almost universally applied throughout the entire portfolio. This contrasts to the previous Dining a la Card proposition to merchants of 1.6:1 with a 100% cash recovery, which was pervasive in that segment of the rights to receive portfolio a year ago. While the DALC restaurant proposition yielded a higher amount of sales recognized (the Company's revenue recognition policy is to record sales only to the extent that cash is to be realized), it also results in a higher cost of sales and corresponding lower dining margins. The Company had decided shortly after the acquisition to convert the acquired portion of the Rights to receive portfolio to the traditional 2:1, 80% formula. In addition to the margin improvement, the restaurants were more receptive to retaining 20% of the qualified dines to assist in paying sales taxes, tips and other liquidity needs. Accordingly, while the sales recognized in the first quarter of this year were slightly lower than the prior year's comparable quarter, the actual qualified dining spend by members was significantly higher than a year ago.

         Cost of sales decreased from 59.9% of gross dining sales for the three-month period ended December 31, 1999 to 55.5% for the three-month period ended December 31, 2000. The provision for merchant losses included in cost of sales, was $1,943 or 4.4% of gross sales for the three-month period ended December 31, 2000, compared to $1,822 or 4.0% in the prior year's comparable period. Processing fees based on private label dining transactions processed for the three-month period ended December 31, 2000, decreased as a percentage of gross dining sales to 1.2% compared to 2.5% for the three-month period ended December 31, 1999, mainly as a result of the decreased dollar value and number of private label transactions which have a higher cost per transaction than the registered card transactions.

         Member rebates as a percentage of gross dining sales were 22.1% for the three-month period ended December 31, 2000 compared to 21.2% in the prior year's period. This increase in member discounts is directly related to the previously referenced conversion of the merchant portfolio to the 1:2 advance ratio and the corresponding lower sales recognized ($100 dining ticket times 80% realized in cash results in $80 in recognized sales; the 20% rebate or $20 represents 25% of

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES
                  (amounts in thousands except for share data)

         the sales recorded). This effective rate is reduced (i) by the airline sales that have a lower effective rate due to airline miles being used as the currency, and (ii) multi-units, or chains, restaurants which offer members a lower discount rate than the typical 20% of the dining ticket. The Company purchases airline mileage from the airlines on an as needed basis at a contractual rate that allows the Company to effectively reduce the cost of the member rebate in the airline program to less than that of the standard 20% cash rebates.

         Membership and renewal fee income for the three-month period ending December 31, 2000 was $1,727 versus $2,257 for the comparable prior year's period, of which $36 and $808 represented initial fee income, respectively. The Company will continue to emphasize the enrollment of members in the airlines mileage programs which do not require a fee as well as continue the corporate card program. Cardholder fees billed to members are cancelable and refunded to cardmembers, if requested, on a prorata basis based on the remaining portion of the membership.

         Selling, general and administrative expenses for the three-month period ended December 31, 2000 increased by $1,399 or 32.7% compared with the prior year's periods. There are two main factors contributing to the increase during the most recent three months when compared to the same period last year. First, expenses recognized during the three-month period ending December 31, 2000 associated with our e-commerce initiative, amounted to $874, and principally related to business development and support costs. Second, the other significant component increase (exclusive of iDine.com) related to sales commissions which increased $536 from $772 for the three-month period ended December 1999 to $1,308 for the same period in the current year. This increase was associated with special restaurant sales incentive commissions.

         Salaries and benefits increased $604 to $3,473 for the three-month period ended December 31, 2000 compared to $2,869 for the same period in the prior year. Of this increase in salaries and benefits, $352 related to the employees hired to support the e-commerce initiative. Also, employee count excluding those employees referenced above increased from 187 employees at December 31, 1999 to 222 employees at December 31, 2000 with increases mainly in customer service, sales, accounting, marketing and the establishment of an in-house legal department.

         In the three-month period ended December 31, 2000, member and merchant marketing expenses decreased $568 to $976 from $1,544 in the prior year's comparable period. Included in member and merchant marketing expenses was the amortization of previously capitalized advertising costs amounting to $55 in the fiscal 2001 period versus $785 in the comparable fiscal 2000 period. This reflects the Company's decision in the latter part of fiscal 1999 to plan for the conversion of the private label program and its merchants and members to the registered card platform. The Company's strategy is to reduce the direct marketing expenditures associated with the solicitation of new members and migrate to a policy of focusing on key partner affinity programs, a corporate card travel and entertainment program and other distribution channels which entail the enrollment and registration of large groups of consumers at a greatly reduced acquisition cost per member.

         Printing and postage decreased $134 to $1,172 for the three-month period ended December 31, 2000 compared to $1,306 for the three-months ended December 31, 1999 mainly reflecting cost reductions associated with the printing of restaurant directories. During the third quarter of last fiscal year, the Company completed the rationalization of the directory publication process and merged both the private label and registered card directories using a centralized publishing

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES
                  (amounts in thousands except for share data)

         house and capitalized on efficiencies in the production process. This resulted in a lower overall unit cost for the published restaurant directories. Printing expenses related to the directories decreased $138 to $637 for the three-month period ended December 31, 2000, compared to $775 for the prior year's comparable period.

         Loss before income tax and extraordinary item was $893 for the three-month period ended December 31, 2000, compared with a loss before income taxes of $118 in the 1999 comparable period. A valuation allowance for the full amount of the first quarter fiscal 2000 and 1999 tax benefit was recorded.

         On December 30, 1999, the Company entered into an $80,000 revolving securitization of the combined Rights to receive of both the private label and the registered card dining programs. The securitization was privately placed through an asset backed commercial paper conduit. The proceeds drawn down at closing, approximately $65,000 based on a borrowing base formula, were utilized to terminate and payoff $33,000 in non-recourse notes from a previous securitization and $27,000 then outstanding under a bridge loan used in the acquisition of DALC. Additionally, the Company was required to pay a termination payment of approximately $1,100 to the noteholders and non-recourse partners in the prior securitization. The early extinguishment of the 7.4% notes resulted in an extraordinary charge of $1,623 or 12 cents per share.

         Net loss for the three months period ended December 31, 2000 was $893 or 7 cents per share compared with a net loss of $1,741 or 14 cents per share in the prior year's comparable period.

(b)      Liquidity and Capital Resources

         The Company's cash and cash equivalents amounted to $12,470 at December 31, 2000. The Company believes that cash on hand, together with cash generated from operations, and cash available under the securitization facility, will be sufficient to fund the Company's normal cash requirements for the 2001 fiscal year. Furthermore, the Company believes that the Rights to receive inventory levels in the existing markets, currently averaging over ten months on hand on an aggregated basis, are sufficient to absorb new member demand, with normal replenishment, over the remainder of the year.

         Borrowing capacity under the facility is recalculated weekly based on a formula driven advance rate applied to the current balance of Rights to receive that are eligible to be securitized. The advance rate is determined based on recent sales trends and months on hand of Rights to receive. Capacity at December 31, 2000 was $58,450 and the outstanding borrowings at that date were $56,442. The facility provides various restrictive covenants regarding collateral eligibility, concentration limitations and also requires the Company to maintain net worth of at least $24,000.

         The interest rate applicable to the new facility is the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper ("CP") having a term equal to the related CP tranche period that may be sold by any placement agent or commercial paper dealer selected by the conduit on the first day of such CP tranche period, plus the amount of any placement agent or commercial paper dealer fees and commissions incurred or to be incurred in connection with such sale. At December 31, 2000, the effective interest rate for the new facility was 10.7% per annum.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES
                  (amounts in thousands except for share data)

         The conduit requires that a liquidity facility be provided by an A1/P1 rated financial institution in the amount equal to 102% of the securitization amount. This liquidity facility must be renewed annually. The Company's primary bank, the Chase Manhattan Bank, provided the liquidity facility in the initial year and have indicated a desire to syndicate all or a portion of the liquidity facility, or alternatively, bring in a co-purchaser conduit for a percentage of the securitization. On December 27, 2000, the credit agreements were amended to provide an extension of the initial term for 90 days to March 28, 2001 to complete the syndication and also reduced the amount of the securitization to $60,000. An extension fee of $600 was also paid on December 26, 2000. In the event that syndication is not completed by that date, another extension may be granted, an alternative asset backed financing vehicle may be established or the outstanding borrowings under the securitization may be converted to a term loan.

         On December 9, 2000, the Company executed a Payment and Termination of Exclusivity Agreement (the `Agreement") with GE Financial Assurance ("GEFA"), the parent of SignatureCard, to extinguish all obligations associated with the DALC acquisition, to eliminate SignatureCard exclusivity rights in dealing with the airline frequent flyer member files and to fully resolve and terminate the relationship. In consideration for the above, the Company paid GEFA $3,800 in cash and will honor GEFA's right to put 400,000 shares held by it as part of the acquisition consideration, at a value of $8 per share. This put right must be exercised in two equal tranches on January 15 and on January 31, 2001. The $3,200 guaranteed value of the put was recorded in the prior fiscal year. Transmedia also cancelled 160,000 options of the original 400,000 issued as part of the original DALC purchase price, leaving SignatureCard with 240,000 options which must be exercised by June 30, 2002 at a strike price of $4.00. Additionally, the Company has agreed to assume SignatureCard's minimum frequent flyer miles purchase obligation with one of the major airlines. If unable to renegotiate or defer the minimum purchase requirement by March 31, 2001, the Company estimates that it may have to pay for approximately $2,200 of frequent flyer miles to be held for future awards.

         Cash requirements for the second fiscal quarter will include the payment of $3,200 to GEFA as payment for the 400,000 shares put right at $8.00 per share. This guaranteed value of the put right was fully recorded in the prior fiscal year. As required per the terms of the Agreement, GEFA served the Company notice that it would exercise its put right requiring the Company to purchase the 400,000 shares at $8.00 per share. On January 17, 2000 and February 13, 2001, the Company made equal payments of $1,600 each to satisfy this obligation.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

         We are exposed to various types of market risk, including changes in interest rates. Market risk is the potential loss arising from adverse changes in the market rates and prices, such as interest rates. Our exposure to market risk for changes in interest rates is limited to the exposure related to our debt instruments used to finance the purchase of Rights to receive which are tied to market rates. On December 30, 1999, we entered into the $80,000 revolving securitization of the combined Rights to receive of both the private label and the registered card dining programs. As of December 31, 2000, we had $56,442 million outstanding under this securitization. The commercial paper and the interest payment are subject to interest rate risk. If market interest rates were to increase immediately and uniformly by 100 basis points at December 31, 2000, the interest payments would increase by approximately $564. We do not presently plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks,

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES
                  (amounts in thousands except for share data)

         market risk and reinvestment risk. We plan to invest in high-credit quality securities. Our total investments at December 31, 2000 and 1999 were $622 and $1,517, respectively, and consisted of equity securities. Cash equivalents consist of short-term investments with reputable financial institutions with duration of no more than 60 days.

                           PART II - OTHER INFORMATION

Items 1, 2, 3, 4, and 5

Items 1, 2, 3, 4, and 5 of Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 6

         Exhibits and reports on Form 8K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8K

                  A Current Report on Form 8K dated January 8, 2001 was filed with the Securities and Exchange Commission regarding the Company's December 29, 2000 Termination of Exclusivity Agreement with SignatureCard, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               TRANSMEDIA NETWORK INC.
                                                    (Registrant)


February 14, 2001                              /s/ STEPHEN E. LERCH
                                               --------------------------------
                                               Stephen E. Lerch
                                               Executive Vice President
                                               and Chief Financial Officer