Form 10-Q
period 2001-03-31
TRANSMEDIA NETWORK INC /DE/
filed 2001-05-15
CIK 78536

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

                                       or

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

              11900 Biscayne Boulevard, North Miami, Florida 33181
            --------------------------------------------------------
               (Address of principal executive offices) (zip code)

                                  305-892-3300
                                  ------------
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of May 14, 2001, there were 15,776,895 shares of the Registrant's $.02 par value common stock outstanding.

                                    I N D E X

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES


PART  I. FINANCIAL INFORMATION                                         PAGE NO.
------------------------------


Item 1.           Financial Statements:

                  Consolidated Balance Sheets --                         3
                  March 31, 2001 (unaudited)
                  and September 30, 2000

                  Consolidated Statements of Income                      4-5
                  And Comprehensive Income
                  Three and six months ended March 31,
                  2001 and 2000 (unaudited)

                  Consolidated Statements of Cash Flows--                6-7
                  Six months ended March 31,
                  2001 and 2000 (unaudited)

                  Notes to Unaudited Consolidated                        8-11
                  Financial Statements

Item 2.           Management's Discussion and Analysis                   12-16
                  of Financial Condition and Results of
                  Operations

Item 3.           Quantitative and Qualitative Disclosure

                  About Market Risk                                      16-17

PART II. OTHER INFORMATION                                               17-19
--------------------------
SIGNATURE                                                                19

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                      March 31, 2001 and September 30, 2000
                      (in thousands except per share data)

                                    Assets
                                   ------                                         March 31,  *September 30,
                                                                                     2001         2000
                                                                                 (unaudited)
Current assets:
     Cash and cash equivalents                                                    $  14,547    $  19,818
     Accounts receivable, net                                                         6,326        9,135
     Rights to receive, net                                                          67,856       68,374
     Prepaid expenses and other current assets                                        2,936        2,883
                                                                                  ---------    ---------
                   Total current assets                                              91,665      100,210

Property and equipment, net                                                           9,014        8,484
Other assets                                                                          1,401        2,438
Excess of cost over net assets acquired and other intangible assets                  10,132       10,449
                                                                                  ---------    ---------

                   Total assets                                                   $ 112,212    $ 121,581
                                                                                  =========    =========
                     Liabilities and Shareholders' Equity
                     ------------------------------------
Current liabilities:
     Secured non-recourse revolving debt                                          $  56,442    $  59,625
     Accounts payable - Rights to receive                                             9,386        7,443
     Accounts payable - trade                                                         7,546       10,317
     Accrued expenses and other                                                       2,259        2,601
     Deferred membership fee income                                                   3,250        3,008
                                                                                  ---------    ---------
                   Total current liabilities                                         78,883       82,994

Other long-term liabilities                                                           4,002        4,581
                                                                                  ---------    ---------
                   Total liabilities                                                 82,885       87,575
                                                                                  ---------    ---------

Guaranteed value of puts                                                                 --        3,200
Shareholders' equity :
     Preferred stock - Series A, senior convertible redeemable, par value $0.10 per share (10,000 shares authorized; 4,149 shares
        issued and outstanding as of March 31, 2001 and September 30, 2000)             415          415
     Common stock, par value $0.02 per share (70,000 shares authorized;
        15,777 shares issued and outstanding as of March 31, 2001 and 16,200
        shares issued and outstanding September 30, 2000)                               316          316
     Additional paid-in capital                                                      43,129       43,129
     Cumulative other comprehensive income                                              393          833
     Retained deficit                                                               (14,926)     (13,887)
                                                                                  ---------    ---------
                   Total shareholders' equity                                        29,327       30,806
                                                                                  ---------    ---------

                   Total liabilities and shareholders' equity                     $ 112,212    $ 121,581
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

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

           Consolidated Statements of Income and Comprehensive Income

            Three months and six months ended March 31, 2001 and 2000
                                   (unaudited)
                      (in thousands, except per share data)

                                                                  Three Months Ended                 Six Months Ended
                                                                  ------------------                 ----------------
                                                                        March 31,                        March 31,
                                                                        ---------                        ---------
                                                                 2001            2000             2001             2000
                                                                 ----            ----             ----             ----
Operating revenue:
     Sales of Rights to receive:
        Private label                                           1,911           21,968           6,249           43,979
        Registered card                                        47,126           23,215          86,769           46,587
                                                               ------           ------          ------           ------

             Gross dining sales                                49,037           45,183          93,018           90,566

        Cost of sales                                          27,028           26,332          51,443           53,531
        Member discounts                                       10,496            9,685          20,227           19,303
                                                               ------           ------          ------           ------

     Net revenue from Rights to receive                        11,513            9,166          21,348           17,732

     Membership and renewal fee income                          1,865            2,117           3,592            4,374
     Franchise fee income                                          --              202              --              430
     Commission income                                             10               15              20               49
     Processing income                                            278              278             456              539
                                                               ------           ------          ------           ------

           Total operating revenues                            13,666           11,778          25,416           23,124
                                                               ------           ------          ------           ------

Operating expenses:
     Selling, general and administrative                        4,043            3,364           8,372            6,873
     Salaries and benefits                                      4,709            3,024           8,181            5,893
     Sales commission and expense                               1,344            1,123           2,696            1,895
     Printing and postage                                       1,126              785           2,298            2,091
     Member and merchant marketing                                658            1,631           1,634            3,175
                                                               ------           ------          ------           ------

            Total operating expenses                           11,880            9,927          23,181           19,927
                                                               ------           ------          ------           ------

                   Operating income                             1,786            1,851           2,235            3,197

Other income (expense):
     Realized gain on sale of securities available
        for sale                                                   --               40              --               40
     Interest and other income                                    187               89             434              215
     Interest expense and financing cost                       (1,516)          (1,543)         (3,106)          (3,133)
                                                               ------           ------          ------           ------

           Income (loss) before income taxes and
               extraordinary item                                 457              437            (437)             319

Income tax (benefit)                                               --               --              --               --
                                                               ------           ------          ------           ------

           Income (loss) before extraordinary item
                                                                  457              437            (437)             319
                                                               ------           ------          ------           ------

                                                                                                           (Continued)

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

      Consolidated Statements of Income and Comprehensive Income, Continued

                                                                   Three Months Ended                 Six Months Ended
                                                                   ------------------                 ----------------
                                                                         March 31,                        March 31,
                                                                         ---------                        ---------
                                                                   2001             2000           2001             2000
                                                                   ----             ----           ----             ----

           Income (loss) before extraordinary item
                                                                    457              437           (437)            319

Extraordinary item, net of tax                                       --               --             --          (1,623)
                                                                 ------             ----           ----          ------

                   Net income (loss)                                457              437           (437)         (1,304)
                                                                 ------             ----           ----          ------

Other comprehensive income, net of tax:
     Unrealized holding gain on securities
       available-for-sale held at end of period                     (85)             729           (709)          1,656
     Beginning unrealized gain for securities sold
                                                                     --               --             --             (21)
     Tax effect of unrealized gain                                   32             (264)           269            (621)
                                                                 ------             ----           ----          ------

                   Comprehensive income (loss)                   $  404              902           (877)           (290)
                                                                 ======             ====           =====         ======

Net income (loss) per share of common stock:
     Basic and diluted:
        Income (loss) before extraordinary item                    0.01             0.01          (0.06)          (0.01)
                                                                 ======             ====          =====          ======
        Extraordinary loss                                         0.00             0.00           0.00           (0.12)
                                                                 ======             ====          =====          ======
        Net income (loss)                                        $ 0.01             0.01          (0.06)          (0.13)
                                                                 ======             ====          =====          ======

Weighted average number of common and
    common equivalent shares outstanding:
    Basic and diluted                                            16,177           13,633           16,177          13,514

See accompanying notes to unaudited consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Six months ended March 31, 2001 and 2000
                                   (unaudited)
                                 (in thousands)

                                                                    2001       2000
                                                                    ----       ----
Cash flows from operating activities:
     Net loss                                                     $  (437)    (1,304)
     Adjustments to reconcile net loss to net cash provided by
        operating activities:
           Depreciation and amortization                            2,287      1,914
           Amortization of deferred financing cost                    824        933
           Provision for merchant losses                            4,125      3,301
           Gain on sale of securities available for sale               --        (40)

           Changes in assets and liabilities:
               Accounts receivable                                    250     (1,063)
               Rights to receive                                      840      1,316
               Prepaid expenses and other current assets              (36)       696
               Other assets                                          (584)       968
               Accounts payable                                       830       (191)
               Income taxes                                           (17)         3
               Accrued expenses and other                            (367)    (2,738)
               Deferred membership fee income                         242       (330)
                                                                  -------    -------

                     Net cash provided by operating activities      7,957      3,465
                                                                  -------    -------

Cash flows from investing activities:
     Joint venture buyout                                          (3,800)        --
     Acquisition of franchises                                         --     (2,650)
     Additions to property and equipment                           (2,412)    (1,192)
     Proceeds from sale of securities available for sale               --         40
     (Increase) decrease in restricted deposits and investments       (31)       963
                                                                  -------    -------

                     Net cash used in investing activities         (6,243)    (2,839)
                                                                  -------    -------

Cash flows from financing activities:
     Preferred dividends                                             (602)      (477)
     Net proceeds from (repayment of) revolving securitization     (3,183)    61,052
     Payment of put options on common stock                        (3,200)        --
     Net proceeds from rights offering                                 --      9,700
     Repayment of secured non-recourse notes                           --    (33,000)
     Repayment of short term loan - bank                               --    (29,000)
     Repayment of term loan affiliate                                  --    (10,000)
     Decrease in restricted cash                                       --      3,725
                                                                  -------    -------

                     Net cash (used in) provided by financing
                          activities                               (6,985)     2,000
                                                                  -------    -------

                                                                         (Continued)

                                       6

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

                                                                   2001       2000
                                                                   ----       ----

                     Net (decrease) increase in cash and cash
                          equivalents                           $ (5,271)   $  2,626

Cash and cash equivalents:
     Beginning of year                                            19,818       8,943
                                                                --------    --------

     End of year                                                $ 14,547    $ 11,569
                                                                ========    ========

Supplemental disclosures of cash flow information:

     Cash paid (received) during the period for:

        Interest                                                $  2,020    $  2,200
                                                                ========    ========

        Income taxes                                            $     17    $     (1)
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

         The information presented in the unaudited consolidated financial statements, in the opinion of management, reflects all adjustments necessary for a fair statement of the results for all interim periods. The results for the three and six-month periods are not necessarily indicative of the results to be expected for the full year.

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

         Income taxes are accounted for using the asset and liability method. A valuation allowance has been established to reduce deferred tax assets to the amounts expected to be realized.

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

         Borrowing capacity under the facility is recalculated weekly based on a formula driven advance rate applied to the current balance of Rights to receive that are eligible to be securitized. The advance rate is determined based on recent sales trends and months on hand of Rights to receive. Capacity at March 31, 2001 was $57,058 and the outstanding borrowings at that date were $56,442. The facility provides various restrictive covenants regarding collateral eligibility, concentration limitations and also requires the Company to maintain a net worth of at least $24,000. At March 31, 2001, the Company is in compliance with all covenants of the facility.

         The interest rate applicable to the facility is the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper ("CP") having a term equal to the related CP tranche period that may be sold by any placement agent or commercial paper dealer selected by the conduit on the first day of such CP tranche period, plus the amount of any placement agent or commercial paper dealer fees and commissions incurred or to be incurred in

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                             (Dollars in thousands)

         connection with such sale. At March 31, 2001, the effective interest rate for the facility was 10.5% per annum.

         The conduit requires that a liquidity facility be provided by an A1/P1 rated financial institution in the amount equal to 102% of the securitization amount. This liquidity facility must be renewed annually. The securitization is held by the Company's primary bank, J.P. Morgan Chase f/k/a the Chase Manhattan Bank ("Chase"), which also provided the liquidity facility in the initial year. Chase indicated a desire to syndicate all or a portion of the liquidity facility, or alternatively, bring in a co-purchaser conduit for a portion of the securitization. On December 27, 2000, the credit agreements were amended to provide an extension of the initial term for 90 days to March 28, 2001 to complete the syndication and reduce the amount of the securitization to $60,000. An extension fee of $600 was also paid on December 26, 2000.

         On March 19, 2001 the Company signed a commitment letter with BMO Nesbitt Burns Corp ("BMO Nesbitt") for it to act as a 50 percent co-purchaser on the $80,000 facility with Chase. The credit agreements were extended by Chase to the earlier of the closing of the co-purchase arrangement or June 28, 2001 and no new fees were charged for this extension. The Company expects to close the amended financing agreement on or about May 17, 2001 and estimates the related fees to be approximately $600. Concurrently, the credit agreement will be renewed for a new 364-days renewable term and the overall facility will revert to the original amount of $80,000.

(3)      Joint Venture Buyout

         On December 9, 2000, the Company executed a Payment and Termination of Exclusivity Agreement (the "Agreement") with GE Financial Assurance ("GEFA"), the parent of SignatureCard, to extinguish all obligations associated with the DALC acquisition, to eliminate SignatureCard exclusivity rights in dealing with the airline frequent flyer member files, and to fully resolve and terminate the joint marketing and revenue sharing relationship. In consideration for the above, the Company paid GEFA $3,800 in cash and honored GEFA's right to put 400,000 shares held by it as part of the acquisition consideration, at a value of $8 per share. This put right was exercised and the Company paid GEFA two equal installments on January 17 and on February 13, 2001. The $3,200 guaranteed value of the put was recorded in the prior fiscal year. Transmedia also cancelled 160,000 options of the original 400,000 issued as part of the original DALC purchase price, leaving SignatureCard with 240,000 options which must be exercised by June 30, 2002 at a strike price of $4.00.

 (5)     Income (loss) per Common and Common Equivalent Share

         Basic and diluted net loss per share was computed by dividing net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for each period presented. Potentially dilutive securities were not considered for each of the three and six-month periods ended March 31, 2001 and 2000 since their effect would be antidilutive.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                             (Dollars in thousands)

                                                        For the three         For the six
                                                        months ended          months ended

                                                    03/31/01   03/31/00   03/31/01   03/31/00
                                                    --------   --------   --------   --------
         Net income                                 $   457    $   437    $  (437)   $(1,304)

         Series A Preferred Stock dividends            (301)      (301)      (602)      (477)
                                                    -------    -------    -------    -------
                 Net income applicable to common
                 stockholders (Basic and Diluted)   $   156    $   136    $(1,039)   $(1,781)
                                                    =======    =======    =======    =======

         The diluted share base for the three months ended March 31, 2001 and 2000 excludes 98,408 and 280,122 incremental shares related to warrants issued to Equity Group Investments, Inc., respectively, 129,163 and 406,100 related to employee stock options, respectively, and 4,149,378 of convertible preferred shares issued in the rights offering on November 9, 1999.

         The diluted share base for the six months ended March 31, 2001 and 2000 excludes 99,362 and 275,477 incremental shares related to warrants issued to Equity Group Investments, Inc., respectively, 123,615 and 208,738 related to employee stock options, respectively, and 4,149,378 of convertible preferred shares issued in the rights offering on November 9, 1999.

(6)      Recently Issued Accounting Pronouncements

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

(7)      Subsequent Events

         On August 5, 1999, the New York Stock Exchange ("NYSE") notified the Company of the pending adoption of amendments to its continued listing criteria and of the Company's noncompliance with the new standards which requires that both market capitalization and stockholders' equity be at least $50,000. In accordance with the requirements of the notification, the Company submitted to the NYSE its 18-month plan to come into compliance with the new criteria. On September 16, 1999, the NYSE advised the Company that its plan had been accepted and that its shares would continue to be listed on the Exchange.

         On April 5, 2001, the New York Stock Exchange advised the Company that while the Company was in compliance with the market capitalization threshold it would move to de-list Transmedia Network Inc. due to its inability to meeting the minimum stockholders' equity requirement of $50 million by the end of the prescribed period. The Company immediately made an application to the

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                             (Dollars in thousands)


         American Stock Exchange ("AMEX") and effective April 16, 2001, the Common Stock of Transmedia Network Inc. began trading on the AMEX under the ticker symbol "TMN". The Company's Series A Senior Convertible Redeemable Preferred Stock is trading on the OTC bulletin board under the symbol "TMNwp". During the transition period between the announcement by the NYSE and the switch to the AMEX, the Company's Common Stock continued to be traded on the NYSE, so that no trading days were lost for the Company's Common Stock.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         We have made, and continue to make, various forward-looking statements with respect to our financial position, business strategy, projected costs, projected savings and plans and objectives of management. Such forward-looking statements are identified by the use of forward-looking words or phrases such as "anticipates," "intends," "expects," "plans," "believes," "estimates," or words or phrases of similar import. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forwarding looking statements. Our actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by factors, including, without limitation, general economic, business and market conditions; relationships with credit card issuers and other marketing partners; our continued access to credit; regulations affecting the use of credit card files and other data; extreme weather conditions; participating restaurants' continued acceptance of discount dining programs and the availability of other alternative sources of capital to them.

(a) Results of operations - Comparison of three and six months ended March 31, 2001 and 2000

         Sales of Rights to receive for the three and six-month periods ended March 31, 2001 were $49,037 and $93,018, which represented an increase of 8.5% and 2.7%, respectively, over the comparable periods in the prior year. Sales for the Transmedia private-label program were $1,911 and $6,249, for the three and six-month periods ended March 31, 2001, a decrease of 91.3% and 85.8%, respectively, when compared to the same periods in the prior year reflecting the universal conversion, which began in March 2000, to the registered card program. This decline in private label sales is more than offset by the increase in registered card sales. Registered card sales for the three and six-month periods ended March 31, 2001 were $47,126 and $86,769, an increase of 103.0% and 86.3%, respectively, when compared to the comparable periods in the prior year.

         Higher dining sales in the prior year's repurchased franchises of Washington, DC, New Jersey and San Antonio, Texas, coupled with increased sales in the majority of the traditional Transmedia private label markets, resulted in favorable sales growth during the last quarter. Traditional private label territories with noticeable increases for the three and six-month periods ending March 31, 2001 versus the prior year's comparable periods were Los Angeles (20.1% and 16.5% to $3,886 and $7,280, respectively), Dallas (31.6% and 13.3% to
         $1,630 and $2,798, respectively), the Carolinas (88.5% and 57.1% to $419 and $787, respectively), and Georgia (20.3% and 12.9% to $1,264 and $2,318, respectively). However, the Company experienced significant declines in overall sales in New York and Chicago. For the three and six-month periods ended March 31, 2001, New York sales decreased 13.6% and 14.1% to $10,602 and $21,968, respectively, while Chicago was down 15.6% and 19.1% to $3,609 and $7,277, respectively, when compared to the prior year periods. Comparability of sales year over year was adversely impacted as a result of a change in the composition of the Rights to receive portfolios compared to the prior year. The traditional Transmedia cash advance of 2:1 (i.e. $2 of food and beverage credits for each dollar advanced) with an 80% cash recovery on each qualified dining ticket has now been almost universally applied throughout the entire portfolio. This contrasts to the previous Dining a la Card ("DALC") proposition to merchants of 1.6:1 with a 100% cash recovery, which was pervasive in that segment of the rights to receive portfolio a year ago. While the DALC restaurant proposition yielded a higher amount of sales recognized (the Company's revenue recognition policy is to record sales only to the extent that cash is to be realized), it also results in a higher cost of sales and corresponding lower dining margins. The Company had decided shortly after the acquisition to immediately begin to convert the acquired portion of the Rights to receive

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

         portfolio to the traditional 2:1, 80% formula. In addition to the margin improvement realized by the Company, the restaurants were more receptive to retaining 20% of the qualified dines to assist in paying sales taxes, tips, and for other liquidity needs. Accordingly, while the amount of sales recognized currently are, on the whole, lower than the prior year's comparable periods, the actual qualified dining spend by members are significantly higher than a year ago and the dining margins are significantly improved.

         As of March 31, 2001, the Company had about 7,400 merchants available to its members. As of that date the membership in various programs was about 4,400,000. The Company anticipates membership to grow to approximately 7,000,000 by the end of the fiscal year, with restaurants available to these members to exceed 8,000.

         Cost of sales decreased to 55.1% and 55.3% of gross dining sales for the three and six-months ended March 31, 2001, respectively, down from 58.3% and 59.1% for the same periods in the prior year. The decrease in cost of sales is directly related to the aforementioned conversion of the DALC registered card portfolio to 2:1, the increase in merchants participating in the arrears plan and lower processing fees associated with the registered card program as noted in the following paragraph. The DALC registered card portfolio was traditionally offered to merchants at an advance rate less than the customary Transmedia private label rate of 2:1, and therefore, results in a higher cost of sales than the private label portfolio. Since the acquisition, however, almost all new restaurants signed on under the registered card program, as well as the majority of those renewed, have been converted to the 2:1 proposition. While this initially resulted in a slower turn of the Rights to receive, the individual dining transactions are more profitable due to the corresponding reduction in the cost of the rights to receive consumed. Additionally, with the arrears plan merchants receives no cash advance (no cost of sales), and Transmedia receives a lower portion of the dining sales, typically 30 - 35%, from which it pays the members' rebates.

         The provision for merchant losses which are included in cost of sales, were $2,183 and $4,126 for the three and six-months ended March 31, 2001, respectively, compared to $1,479 and $3,301 in the prior year's comparable periods. As a percentage of dining sales, merchant losses were 4.5% and 4.4% for the three and six-months ended March 31, 2001, respectively, versus 3.3% and 3.6%, respectively, for the same periods in the prior year. With the private label program, the cash from dining sales was collected, for the most part, almost instantaneously directly from the member's credit card issuer. However, with the registered card program, cash from sales is collected on a delayed basis through a debit ACH to the merchant's bank account. The increased provision is mainly to provide for any potential losses associated with the collection of receivables from the merchants. Processing fees were 1.1% and 1.2% on dining transactions processed for the three and six-months ended March 31, 2001, compared to 2.5% and 2.4% for the three and six-months ended March 31, 2000, respectively. The decrease in processing fees is solely as a result of the Company switching from the private label program over to the registered card program which has lower processing costs.

         Member discounts as a percentage of sales were 21.4% and 21.8% in the current three and six-month periods, respectively, compared to 21.4% and 21.3% in the prior year periods. The typical member discount is 20% of the dining ticket or 25% of dining sales (i.e. the standard recovery from the merchant, which is recorded as sales, is 80% of the dining ticket). The majority of the registered card members are enrolled in the airline programs and earn 10 miles for each dollar spent at a participating merchant. The Company purchases airline mileage from the airlines on an as needed basis at a contractual rate that allows the Company to effectively reduce the cost of the member rebate in the airline program to less than that of the cash rebates.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

         Membership and renewal fee income for the three and six-month periods ended March 31, 2001 were $1,865 and $3,592, respectively, compared to $2,117 and $4,374, respectively, for the comparable prior year periods. Fee revenue is composed primarily of renewal billings as the Company has not focused on the acquisition of new fee-paying members. Rather, the Company is emphasizing its efforts on large partner files that tend to reduce the cost of enrollment. Included in these partners are the large corporate card files which do not require a cash fee. Instead of these members being billed a cash fee, they do not receive the first forty-nine dollars of rebate earned. This corporate card initiative commenced in the most recent quarter and is expected to grow over the next year.

         Continuing franchise fee income decreased to $0 during fiscal 2001 down from $202 and $430 in the three and six-month periods ended March 31, 2000, respectively, as a result of the last remaining formerly franchised territories, being repurchased during fiscal year 2000.

         Selling, general and administrative expenses for the three and six months ended March 31, 2001 were $4,043 and $8,372, respectively, an increase of $679 and $1,499 or 20.2% and 21.8%, respectively, compared with the prior year periods. The main areas of increase for the three and six-months ended March 31, 2001 were in depreciation and amortization up $162 and $389 or 16.8% and 20.3%, respectively, and systems and programming which increased by $164 and $536 or 31.0% and 47.6%, respectively, mainly as a result of the development and launch of the Company's new internet website which is expected to improve the Company's presence in the market place as well as eventually reduce traffic in its call center. Other areas of significant increases for the three and six-months ended March 31, 2001 when compared to the same period in the prior year were rent and other office expenses ($93 and $97 or 19.4% and 9.6%), professional fees ($82 and $23 or 19.0% and 2.6%) and telephone expense ($80 and $75 or 37.7% and 15.1%).

         Salaries and benefits increased $1,685 and $2,288 or 55.7% and 38.8%, respectively, when comparing the three and six-month period ended March 31, 2001 with the same periods in the prior year. Beginning in April 2000, the Company embarked on building the infrastructure to support its revenue management initiative. The increase in salaries and benefits is mainly due to salaries paid to employees to initiate and deploy our revenue management program nationally. This, coupled with the overall annual increase in wages for the current fiscal year and an accrual for severance paid to terminated employees, resulted in the higher salaries and benefits during the fiscal 2001 periods.

         Sales commission and expense increased $221 and $801 or 19.7% and 42.3%, respectively, when comparing the three and six-month periods ended March 31, 2001 with the same periods in the prior year. This increase was associated with higher dining sales levels compared to prior year, special restaurant sales incentive commissions paid to salespersons to increase restaurant counts, and the expansion to new sales territories and the associated increase in required sales personnel and related training.

         Printing and postage increased $341 and $207, respectively, for the three and six-month periods ended March 31, 2001 when compared to the three and six-month periods ending March 31, 2000 mainly as a result of the increased activation in the member base and corresponding increase in the printing and mailing of newsletters and member directories as well as increase in fulfillment house charges.

         In the three and six-month periods ended March 31, 2001, member and merchant marketing expenses were $658 and $1,634, respectively, versus $1,631 and $3,175, respectively, in the prior year's comparable periods. Included in member and merchant marketing expense was the amortization of previously capitalized advertising costs amounting to $55 in the fiscal 2001 periods versus $431 and $1,216 in the fiscal 2000 comparable periods. Costs capitalized in the 2001 periods were $0 versus $61 and $115 in 2000. This reflects the Company's decision in the

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

         latter part of fiscal 1999 to reduce the direct marketing expenditures associated with the solicitation of new members and migrate to a policy of focusing on key partner affinity programs, a corporate card travel and entertainment program and other distribution channels which entail the enrollment and registration of large groups of consumers at a greatly reduced acquisition cost per member. Instead of these members being charged a cash fee, they either receive dining rewards in an alternative currency, principally airline frequent flyer miles, which can be delivered at a lower effective rebate cost or forego the first forty-nine dollars of rebate earned. Due to the aforementioned marketing strategy, the cost capitalized during the three and six months ending March 31, 2001 was $0.

         The Company had net income of $457 or 1 cent per share for the three months period and a loss of $437 or 6 cents per share for the six-month period ended March 31, 2001, versus net income of $437 or 1 cent per share and a net loss of $1,304 or 13 cents per share, respectively, in the prior year comparable periods. Fiscal 2000's six-month period reflects an extraordinary charge of $1,623 or 12 cents per share.

(b)      Liquidity and Capital Resources

         The Company's cash and cash equivalents amounted to $14,547 at March 31, 2001. The Company believes that cash on hand, together with cash generated from operations, and cash available under the securitization facility, will be sufficient to fund the Company's normal cash requirements for the 2001 fiscal year. Furthermore, the Company believes that the Rights to receive inventory levels in the majority of its existing markets, currently averaging over nine months on hand on an aggregated basis, are sufficient to absorb new member demand, with normal replenishment, over the remainder of the year.

         Borrowing capacity under the securitization facility is recalculated weekly based on a formula driven advance rate applied to the current balance of Rights to receive that are eligible to be securitized. The advance rate is determined based on recent sales trends and months on hand of Rights to receive. Capacity at March 31, 2001 was $57,058 and the outstanding borrowings at that date were $56,442. The facility provides various restrictive covenants regarding collateral eligibility, concentration limitations and also requires the Company to maintain net worth of at least $24,000.

         The interest rate applicable to the new facility is the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper ("CP") having a term equal to the related CP tranche period that may be sold by any placement agent or commercial paper dealer selected by the conduit on the first day of such CP tranche period, plus the amount of any placement agent or commercial paper dealer fees and commissions incurred or to be incurred in connection with such sale. At March 31, 2001, the effective interest rate for the new facility was 10.5% per annum.

         The conduit requires that a liquidity facility be provided by an A1/P1 rated financial institution in the amount equal to 102% of the securitization amount. This liquidity facility must be renewed annually. The securitization is held by the Company's primary bank, the J.P. Morgan Chase f/k/a Chase Manhattan Bank ("Chase"), which also provided the liquidity facility in the initial year. Chase had previously indicated a desire to syndicate all or a portion of the liquidity facility, or alternatively, bring in a co-purchaser conduit for a portion of the securitization. On December 27, 2000, the credit agreements were amended to provide an extension of the initial term for 90 days to March 28, 2001 to complete the syndication and reduce the amount of the securitization to $60,000. An extension fee of $600 was also paid on December 26, 2000.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

         On March 19, 2001 the Company signed a commitment letter with BMO Nesbitt Burns Corp ("BMO Nesbitt") for it to act as a 50 percent co-purchaser on the $80,000 facility with Chase. The credit agreements were extended by Chase to the earlier of the closing of the co-purchase arrangement or June 28, 2001 and no new fees were charged for this extension. The Company expects to close the amended financing agreement on or about May 17, 2001 and estimates the related fees to be approximately $600. Concurrently, the credit agreement will be renewed for a new 364-days renewable term and the overall facility will revert to the original amount of $80,000.

         On December 9, 2000, the Company executed a Payment and Termination of Exclusivity Agreement (the "Agreement") with GE Financial Assurance ("GEFA"), the parent of SignatureCard, to extinguish all obligations associated with the Dining A La Card acquisition, to eliminate SignatureCard exclusivity rights in dealing with the airline frequent flyer member files, and to fully resolve and terminate the joint marketing and revenue sharing relationship. In consideration for the above, the Company paid GEFA $3,800 in cash and honored GEFA's right to put 400,000 shares held by it as part of the acquisition consideration, at a value of $8 per share. This put right was exercised and the Company paid GEFA two equal installments on January 17 and on February 13, 2001 to repurchase the 400,000 shares at $8 per share. The $3,200 guaranteed value of the put was recorded in the prior fiscal year. Transmedia also cancelled 160,000 options of the original 400,000 issued as part of the original DALC purchase price, leaving SignatureCard with 240,000 options which must be exercised by June 30, 2002 at a strike price of $4.00.

(c)      Outlook

         Anticipating the increased membership, and the related incremental usage of the program, management expects an increase in dining sales of approximately 6 to 10% in the third quarter when compared to the second quarter of fiscal 2001. Net revenue margins are expected to remain stable or decrease slightly due to an anticipated increase in the ratio of airline members sales. As a result, management expects net revenue from Rights to receive to exceed $12,000. Management believes that the dining rewards business is counter-cyclical, and a downturn in the economy could translate into favorable results for the Company as more individuals look to save on travel and entertainment. Selling, general and administrative expenses are expected to be maintained as the Company now has the infrastructure substantially in place to support the revenue management program. Interest expense is expected to decrease as a result of the current decrease in short-term interest rates coupled with decreased financing fees associated with the renewal of the securitization scheduled to close during May 2001.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

         We are exposed to various types of market risk, including changes in interest rates. Market risk is the potential loss arising from adverse changes in the market rates and prices, such as interest rates. Our exposure to market risk for changes in interest rates is limited to the exposure related to our debt instruments used to finance the purchase of Rights to receive which are tied to market rates. On December 30, 1999, we entered into the $80,000 revolving securitization of the combined Rights to receive of both the private label and the registered card dining programs. As of March 31, 2001, we had $56,442 million outstanding under this securitization. The commercial paper and the interest payment are subject to interest rate risk. If market interest rates were to increase immediately and uniformly by 100 basis points at March 31, 2001, the interest payments would increase by approximately $564 per annum. We do not presently plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to invest in high-credit quality securities. Our total

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

         investments at March 31, 2001 and 2000 were $537 and $2,266, respectively, and consisted of equity securities. Cash equivalents consist of short-term investments with reputable financial institutions with duration of no more than 60 days.

                           PART II - OTHER INFORMATION

Items 1, 2, 3, and 5

Items 1, 2, 3, and 5 of Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 4

         Submission of matters to a vote of security holders
                  (a)      Meeting

                           Annual meeting of stockholders was held on March 1, 2001

                  (b)      Election of Directors

                           Proxies for the meeting were solicited pursuant to Regulation 14 under the Act and all nominees were elected. Shareholders voted for the election to the Board of Directors for the following nominees (1) Sheli Z. Rosenberg (2) Gene M. Henderson (3) F. Philip Handy (4) Herbert M. Gardner (5) William A. Lederer (6) John A. Ward (7) George S. Wiedemann (8) Lester Wunderman. All of these nominees term of office continued after this election. No new directors were elected.

                  (c)      Matters voted upon

                  (i) The election of eight (8) directors.

                      Sheli Z. Rosenberg                       Common stock     Preferred stock
                                                               ------------     ---------------

                           For                                  12,214,644         3,952,432
                           Withheld/Against                        251,526            12,260
                           Exceptions/Abstain                           --                --
                                                                ----------        ----------
                           Total Shares voted                   12,466,170         3,964,692
                           Broker no vote                        3,710,725           184,686
                                                                ----------        ----------
                           Total shares eligible to vote        16,176,895         4,149,378
                                                                ==========        ==========
                      Gene M. Henderson                        Common stock     Preferred stock
                                                               ------------     ---------------

                           For                                  12,217,044         3,952,370
                           Withheld/Against                        249,126            12,322
                           Exceptions/Abstain                           --                --
                                                                ----------        ----------
                           Total Shares voted                   12,466,170         3,964,692
                           Broker no vote                        3,710,725           184,686
                                                                ----------        ----------
                           Total shares eligible to vote        16,176,895         4,149,378
                                                                ==========        ==========

                                       17

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                      F. Philip Handy                         Common stock      Preferred stock
                                                              ------------      ---------------

                           For                                  12,057,119         3,952,432
                           Withheld/Against                        409,051            12,260
                           Exceptions/Abstain                           --                --
                                                                ----------        ----------
                           Total Shares voted                   12,466,170         3,964,692
                           Broker no vote                        3,710,725           184,686
                                                                ----------        ----------
                           Total shares eligible to vote        16,176,895         4,149,378
                                                                ==========        ==========

                      Herbert M. Gardner                        Common stock    Preferred stock
                                                                ------------    ---------------

                           For                                  12,053,594         3,952,432
                           Withheld/Against                        412,576            12,260
                           Exceptions/Abstain                           --                --
                                                                ----------        ----------
                           Total Shares voted                   12,466,170         3,964,692
                           Broker no vote                        3,710,725           184,686
                                                                ----------        ----------
                           Total shares eligible to vote        16,176,895         4,149,378
                                                                ==========        ==========
                      William A. Lederer                        Common stock    Preferred stock
                                                                ------------    ---------------

                           For                                  12,056,719         3,952,432
                           Withheld/Against                        409,451            12,260
                           Exceptions/Abstain                           --                --
                                                                ----------        ----------
                           Total Shares voted                   12,466,170         3,964,692
                           Broker no vote                        3,710,725           184,686
                                                                ----------        ----------
                           Total shares eligible to vote        16,176,895         4,149,378
                                                                ==========        ==========
                      John A. Ward, III                       Common stock      Preferred stock
                                                              ------------      ---------------

                           For                                  12,057,119         3,952,432
                           Withheld/Against                        409,051            12,260
                           Exceptions/Abstain                           --                --
                                                                ----------        ----------
                           Total Shares voted                   12,466,170         3,964,692
                           Broker no vote                        3,710,725           184,686
                                                                ----------        ----------
                           Total shares eligible to vote        16,176,895         4,149,378
                                                                ==========        ==========
                      George S. Wiedeman                      Common stock      Preferred stock
                                                              ------------      ---------------

                           For                                  12,057,119         3,952,432
                           Withheld/Against                        409,051            12,260
                           Exceptions/Abstain                           --                --
                                                                ----------        ----------
                           Total Shares voted                   12,466,170         3,964,692
                           Broker no vote                        3,710,725           184,686
                                                                ----------        ----------
                           Total shares eligible to vote        16,176,895         4,149,378
                                                                ==========        ==========

                      Lester Wunderman                        Common stock      Preferred stock
                                                              ------------      ---------------

                           For                                  12,052,582         3,952,307
                           Withheld/Against                        413,588            12,385
                           Exceptions/Abstain                           --                --
                                                                ----------        ----------
                           Total Shares voted                   12,466,170         3,964,692
                           Broker no vote                        3,710,725           184,686
                                                                ----------        ----------
                           Total shares eligible to vote        16,176,895         4,149,378
                                                                ==========        ==========

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                  (d)      Settlement terms

                           None

Item 6

         Exhibits and reports on Form 8K

         (a)      Exhibits

                  10.36    GEFA Payment and Termination of Exclusivity Agreement

         (b)      Reports on Form 8K

                  A Current Report on Form 8K dated April 16, 2001 was filed with the Securities and Exchange Commission to the fact that effective April 16, 2001, the common stock of Transmedia Network Inc. will be listed on the American Stock Exchange under the ticker symbol "TMN".

                  On April 5, 2001, the New York Stock Exchange notified the Company that it had determined to delist the common stock and the Series A Preferred Stock because the Company was unable to achieve total stockholders' equity of $50 million within a prescribed time period.

                               S I G N A T U R E S

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   TRANSMEDIA NETWORK INC.
                                                        (Registrant)

May 15, 2001                                       /s/Stephen E. Lerch
                                                   ---------------------------
                                                   Stephen E. Lerch
                                                   Executive Vice President
                                                   and Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NUMBER           EXHIBIT DESCRIPTION
--------------           -------------------
    10.36           GEFA Payment and Termination of Exclusivity Agreement