Form 10-Q
period 2001-06-30
TRANSMEDIA NETWORK INC /DE/
filed 2001-08-14
CIK 78536

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended          June 30, 2001
                                    ----------------------

                                       or

[ ] Transition Report Pursuant to Section 13 OR 15(d) of the Securities Exchange
    Act of 1934

For the transition period from __________________ to __________________________

Commission File Number    1-13806
                       --------------

                            TRANSMEDIA NETWORK INC.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                DELAWARE                                    84-6028875
      -------------------------------                   -------------------
      (State of other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)

               11900 Biscayne Boulevard, North Miami, Florida     33181
      ----------------------------------------------------------------------
                   (Address of principal executive offices)     (zip code)


                                 305-892-3300
                        -------------------------------
                        (Registrant's telephone number,
                             including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes [ ] No


As of August 14, 2001, there were 15,782,770 shares of the Registrant's $.02 par value common stock outstanding.

                                   I N D E X

                    TRANSMEDIA NETWORK INC. AND SUBSIDIARIES


PART  I.  FINANCIAL INFORMATION                          PAGE NO.
-------------------------------


Item 1.   Financial Statements:

          Consolidated Balance Sheets --                     3
          June 30, 2001 (unaudited)
          and September 30, 2000

          Consolidated Statements of Operations            4-5
          and Comprehensive Income (loss)
          Three and nine months ended June 30,
          2001 and 2000 (unaudited)

          Consolidated Statements of Cash Flows--          6-7
          Nine months ended June 30,
          2001 and 2000 (unaudited)

          Notes to Unaudited Consolidated                 8-11
          Financial Statements

Item 2.   Management's Discussion and Analysis           12-17
          of Financial Condition and Results of
          Operations

Item 3.   Quantitative and Qualitative Disclosure
          About Market Risk                                 17

PART II.  OTHER INFORMATION                                 18
---------------------------
SIGNATURE                                                   18

                            TRANSMEDIA NETWORK INC.
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets

                     June 30, 2001 and September 30, 2000
                     (in thousands except per share data)

                      Assets                                                          June 30,   *September 30,
                      ------                                                            2001          2000
                                                                                    (unaudited)
Current assets:
   Cash and cash equivalents                                                         $  15,488      $  19,818
   Accounts receivable, net                                                              5,771          9,135
   Rights to receive, net                                                               68,847         68,374
   Prepaid expenses and other current assets                                             2,798          2,883
                                                                                     ---------      ---------
               Total current assets                                                     92,904        100,210

Property and equipment, net                                                              8,983          8,484
Other assets                                                                             1,710          2,438
Excess of cost over net assets acquired and other intangible assets                      9,974         10,449
                                                                                     ---------      ---------

               Total assets                                                          $ 113,571      $ 121,581
                                                                                     =========      =========
            Liabilities and Shareholders' Equity
            ------------------------------------
Current liabilities:
   Secured non-recourse revolving debt                                               $  55,500      $  59,625
   Accounts payable -- Rights to receive                                                 9,085          7,443
   Accounts payable -- trade                                                             8,958         10,317
   Accrued expenses and other                                                            3,059          2,601
   Deferred membership fee income                                                        3,149          3,008
                                                                                     ---------      ---------
               Total current liabilities                                                79,751         82,994

Other long-term liabilities                                                              3,973          4,581
                                                                                     ---------      ---------
               Total liabilities                                                        83,724         87,575
                                                                                     ---------      ---------

Guaranteed value of puts                                                                     -          3,200

Shareholders' equity :
   Preferred stock - Series A, senior convertible redeemable, par value
     $0.10 per share (10,000 shares authorized; 4,149 shares issued and
     outstanding as of June 30, 2001 and September 30, 2000)                               415            415
   Common stock, par value $0.02 per share (70,000 shares authorized;
     15,783 shares issued and outstanding as of June 30, 2001 and 16,200
     shares issued and outstanding September 30, 2000)                                     316            316
   Additional paid-in capital                                                           43,146         43,129
   Cumulative other comprehensive income                                                   371            833
   Retained deficit                                                                    (14,401)       (13,887)
                                                                                     ---------      ---------
               Total shareholders' equity                                               29,847         30,806
                                                                                     ---------      ---------

               Total liabilities and shareholders' equity                            $ 113,571      $ 121,581
                                                                                     =========      =========
See accompanying notes to unaudited consolidated financial statements.

* The balance sheet at September 30, 2000 is derived from the registrant's audited consolidated financial statements.

                            TRANSMEDIA NETWORK INC.
                               AND SUBSIDIARIES

     Consolidated Statements of Operations and Comprehensive Income (Loss)
           Three months and nine months ended June 30, 2001 and 2000
                                  (unaudited)
                    (in thousands, except income per share)

                                                               Three Months Ended                Nine Months Ended
                                                            ------------------------         ------------------------
                                                                     June 30,                         June 30,
                                                            ------------------------         ------------------------
                                                              2001            2000             2001            2000
                                                            ---------       --------         ---------      ---------
Operating revenue:
   Sales of rights-to-receive:
      Private label                                        $    780           19,681            7,029          63,660
      Registered card                                        48,655           23,608          135,424          70,195
                                                           --------          -------          -------         -------
         Gross dining sales                                  49,435           43,289          142,453         133,855

      Cost of sales                                          26,828           24,825           78,271          78,356
      Member discounts                                       10,498            9,464           30,725          28,767
                                                           --------          -------          -------         -------
   Net revenue from rights-to-receive                        12,109            9,000           33,457          26,732

   Membership and renewal fee income                          1,717            2,232            5,309           6,606
   Franchise fee income                                          --              138               --             568
   Commission income                                              8               15               28              64
   Processing income                                            177              198              633             737
                                                           --------          -------          -------         -------
         Total operating revenues                            14,011           11,583           39,427          34,707
                                                           --------          -------          -------         -------
Operating expenses:
   Selling, general and administrative                        5,654            7,921           16,325          16,885
   Salaries and benefits                                      4,386            3,230           12,567           9,123
   Sales commission and expenses                              1,386            1,556            4,082           3,451
   Member and merchant marketing                                789            1,613            2,423           4,788
                                                           --------          -------          -------         -------
         Total operating expenses                            12,215           14,320           35,397          34,247
                                                           --------          -------          -------         -------
                Operating income (loss)                       1,796           (2,737)           4,030             460

Other income (expense):
   Realized gain on sale of securities available
     for sale                                                    --               --               --              40
   Interest and other income                                    108              153              543             368
   Interest expense and financing cost                       (1,078)          (1,533)          (4,184)         (4,666)
                                                           --------          -------          -------         -------
         Income (loss) before income taxes and
            extraordinary item                                  826           (4,117)             389          (3,798)

Income tax (benefit)                                             --               --               --              --
                                                           --------          -------          -------         -------
         Income (loss) before extraordinary item          $     826           (4,117)             389          (3,798)
                                                           --------          -------          -------         -------

                                                                                                           (Continued)

                            TRANSMEDIA NETWORK INC.
                               AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss), Continued


                                                               Three Months Ended                Nine Months Ended
                                                            ------------------------         ------------------------
                                                                     June 30,                         June 30,
                                                            ------------------------         ------------------------
                                                              2001            2000             2001            2000
                                                            ---------       --------         ---------      ---------
         Income (loss) before extraordinary item                826           (4,117)             389          (3,798)

Extraordinary item, net of tax                                   --               --               --          (1,623)
                                                           --------          -------          -------         -------

                   Net income (loss)                            826           (4,117)             389          (5,421)
                                                           --------          -------          -------         -------
Other comprehensive income, net of tax:
   Unrealized  holding  gain (loss) on  securities
     available-for-sale held at end of period                   (35)            (814)            (744)            842
   Beginning unrealized loss for
     securities sold                                             --               --               --             (21)
   Tax effect of unrealized gain (loss)                          13              309              282            (312)
                                                           --------          -------          -------         -------

                   Comprehensive income (loss)             $    804           (4,622)             (73)         (4,912)
                                                           ========          =======          =======         =======

Net loss per share of common stock:
    Basic and diluted:
       Income (loss) before extraordinary item                 0.03            (0.31)           (0.03)          (0.33)
                                                           ========          =======          =======         =======
       Extraordinary loss                                      0.00             0.00             0.00           (0.12)
                                                           ========          =======          =======         =======
       Net income (loss)                                   $   0.03            (0.31)           (0.03)          (0.45)
                                                           ========          =======          =======         =======


Weighted average number of common and common
  equivalent shares outstanding:
   Basic and diluted:                                        15,787           14,159           16,046          13,729


See accompanying notes to unaudited consolidated financial statements.

                            TRANSMEDIA NETWORK INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                   Nine months ended June 30, 2001 and 2000
                                  (unaudited)
                 (Dollars in thousands, except per share data)


                                                                                     2001               2000
                                                                                    ------             ------
Cash flows from operating activities:
     Net income (loss)                                                             $   389             (5,421)
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
           Depreciation and amortization                                             3,444              3,035
           Amortization of deferred financing cost                                   1,096                738
           Provision for rights-to-receive losses                                    6,307              4,895
           Gain on sale of securities available for sale                                --                (40)

           Changes in assets and liabilities:
               Accounts receivable                                                     804               (467)
               Rights-to-receive                                                    (2,632)             1,222
               Prepaid expenses and other current assets                               119              2,408
               Other assets                                                         (1,199)             1,489
               Accounts payable                                                      2,216              3,074
               Income taxes receivable                                                 (34)              (806)
               Accrued expenses                                                        459             (1,346)
               Deferred membership fee income                                          141               (860)
                                                                                   -------            -------
                     Net cash provided by operating activities                      11,108              7,921
                                                                                   -------            -------
Cash flows from investing activities:
     Joint venture buyout                                                           (3,800)                --
     Additions to property and equipment                                            (3,381)            (4,120)
     Acquisition of franchises                                                          --             (4,076)
     Note payable -- former franchises                                                  --             (3,325)
     Proceeds from sale of securities available for sale                                --                 40
     Decrease (increase) in restricted deposits and investments                        (47)             2,948
                                                                                   -------            -------

                     Net cash used in investing activities                          (7,228)            (8,533)
                                                                                   -------            -------
Cash flows from financing activities:
     Net proceeds from rights offering                                                  --              9,700
     Net proceeds from private placement                                                --              4,126
     (Repayment of) net proceeds from revolving securitization                      (4,125)            58,555
     Preferred dividends paid                                                         (902)              (388)
     Repayment of secured non-recourse notes                                            --            (33,000)
     (Repayment of) proceeds from short term loan - bank                                --            (29,000)
     (Repayment of) proceeds from short term loan - affiliate                           --            (10,000)
     Decrease in restricted cash                                                        --              3,726
     Exercise of stock options                                                          17                 --
     Payment of put options on common stock                                         (3,200)                --
                                                                                   -------            -------
                     Net cash (used in) provided by financing
                          activities                                                (8,210)             3,719
                                                                                   -------            -------
                                                                                                  (Continued)

                            TRANSMEDIA NETWORK INC.
                               AND SUBSIDIARIES

               Consolidated Statements of Cash Flows, Continued


                                                              2001        2000
                                                            --------     ------
              Net increase (decrease) in cash and cash
                  equivalents                               $ (4,330)     3,107

Cash and cash equivalents:
     Beginning of year                                        19,818      8,943
                                                            --------     ------

     End of year                                            $ 15,488     12,050
                                                            --------     ------

Supplemental disclosures of cash flow information:

     Cash paid during the period for:
        Interest                                            $  2,666      2,345
                                                            ========     ======

        Income taxes                                        $     34         28
                                                            ========     ======


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

     Gross dining sales represent the cash to be realised from a dining transaction when members have a qualified dine at establishments that participate in the program.

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

     The conduit requires that a liquidity facility be provided by an A1/P1 rated financial institution in the amount equal to 102% of the securitization amount. This liquidity facility must be renewed annually. The securitization was held by the Company's primary bank, J.P. Morgan Chase f/k/a

                            TRANSMEDIA NETWORK INC.
                               AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements
                            (Dollars in Thousands)

     the Chase Manhattan Bank ("Chase"), which also provided the liquidity facility in the initial year. Chase indicated a desire to syndicate all or a portion of the liquidity facility, or alternatively, bring in a co-purchaser conduit for a portion of the securitization. The credit agreements were extended by Chase to the earlier of the closing of a co-purchase arrangement or June 28, 2001 and borrowing capacity was reduced to $60,000. An extension fee of $600 was paid to Chase on December 26, 2000.

     On May 18, 2001, the Company signed an agreement with BMO Nesbitt Burns Corp for it to act as a 50 percent co-purchaser on the $80,000 facility with Chase. The Company also simultaneously closed the amended financing agreement and paid fees of approximately $600. The credit agreement was renewed for a new 364-days renewable term and the overall facility reverted to the original amount of $80,000. There were no other material changes to the terms of the facility.

     Borrowing capacity under the facility is recalculated weekly based on a formula driven advance rate applied to the current balance of Rights to receive that are eligible to be securitized. The advance rate is determined based on recent sales trends and months on hand of Rights to receive. Available capacity at June 30, 2001 was $55,866 and the outstanding borrowings at that date were $55,500. The facility provides various restrictive covenants regarding collateral eligibility, concentration limitations and also requires the Company to maintain a net worth of at least $24,000. At June 30, 2001, the Company is in compliance with all covenants of the facility.

     The interest rate applicable to the facility is the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper ("CP") having a term equal to the related CP tranche period that may be sold by any placement agent or commercial paper dealer selected by the conduit on the first day of such CP tranche period, plus the amount of any placement agent or commercial paper dealer fees and commissions incurred or to be incurred in connection with such sale. For the nine months ended June 30, 2001, the effective interest rate for the facility was 9.7% per annum.

(3)  Joint Venture Buyout

     On December 9, 2000, the Company executed a Payment and Termination of Exclusivity Agreement (the "Agreement") with GE Financial Assurance ("GEFA"), the parent of SignatureCard, to extinguish all obligations associated with the DALC acquisition. The Agreement also eliminated SignatureCard's exclusivity rights in dealing with the airline frequent flyer member files, and fully resolved and terminated the joint marketing and revenue sharing relationship. In consideration for the above, the Company paid GEFA $3,800 in cash and honored GEFA's right to put 400,000 shares held by it as part of the acquisition consideration, at a value of $8 per share. This put right was exercised and the Company paid GEFA two equal installments on January 17 and on February 13, 2001. The $3,200 guaranteed value of the put was recorded in the prior fiscal year. Transmedia also cancelled 160,000 options of the original 400,000 issued as part

                            TRANSMEDIA NETWORK INC.
                               AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements
                            (Dollars in Thousands)

     of the original DALC purchase price, leaving SignatureCard with 240,000 options which must be exercised by June 30, 2002 at a strike price of $4.00.

(4)  Company's Move to American Stock Exchange

     On August 5, 1999, the New York Stock Exchange ("NYSE") notified the Company of the pending adoption of amendments to its continued listing criteria and of the Company's noncompliance with the new standards which required, in part, that both market capitalization and stockholders' equity be at least $50,000. In accordance with the requirements of the notification, the Company submitted to the NYSE its 18-month plan to come into compliance with the new criteria. On September 16, 1999, the NYSE advised the Company that its plan had been accepted and that its shares would continue to be listed on the Exchange.

     On April 5, 2001, the New York Stock Exchange advised the Company that while the Company was in compliance with the market capitalization threshold it would move to de-list Transmedia Network Inc. due to its inability to meet the minimum stockholders' equity requirement of $50 million by the end of the prescribed period. The Company immediately made an application to the American Stock Exchange ("AMEX") and effective April 16, 2001, the Common Stock of Transmedia Network Inc. began trading on the AMEX under the ticker symbol "TMN". The Company's Series A Senior Convertible Redeemable Preferred Stock is trading on the OTC bulletin board under the symbol "TMNwp". During the transition period between the announcement by the NYSE and the switch to the AMEX, the Company's Common Stock continued to be traded on the NYSE so that no trading days were lost for the Company's Common Stock.

(5)  Income (loss) per Common and Common Equivalent Share

     Basic and diluted net loss per share was computed by dividing net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for each period presented. Potentially dilutive securities were not considered for the three months ended June 30, 2000 and each of the nine-month periods ended June 30, 2001 and 2000 since their effect would be antidilutive.


                                                              For the three                      For the nine
                                                               months ended                      months ended
                                                         06/30/01         06/30/00         06/30/01          06/30/00
                                                        ---------        ---------        ---------         ---------
Net income                                              $     826        $  (4,117)       $     389         $  (3,798)
Extraordinary item                                                                                              1,623
Series A Preferred Stock dividends                            301              301              903               778
                                                        ---------        ---------        ---------         ---------
    Net income applicable to common stockholders
     (Basic and Diluted)                                $     525        $  (4,418)       $    (514)        $  (6,199)
                                                        =========        =========        =========         =========


                            TRANSMEDIA NETWORK INC.
                               AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements
                            (Dollars in Thousands)

     The diluted share base for the three months ended June 30, 2001 and 2000 excludes 174,487 and 231,500 incremental shares related to warrants issued to Equity Group Investments, Inc., respectively, 237,219 and 196,718 related to employee stock options, respectively, and 4,149,378 of convertible preferred shares issued in the rights offering on November 9, 1999.

     The diluted share base for the nine months ended June 30, 2001 and 2000 excludes 127,479 and 170,309 incremental shares related to warrants issued to Equity Group Investments, Inc., respectively, 161,175 and 159,627 related to employee stock options, respectively, and 4,149,378 of convertible preferred shares issued in the rights offering on November 9, 1999.

(6)  Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 141 is effective immediately, except with regard to business combinations initiated prior to July 1, 2001 and SFAS 142 is effective January 1, 2002.

     Furthermore, any goodwill and intangible assets determined to have indefinite useful lives that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the adoption of SFAS 142. SFAS 141 will require upon adoption of SFAS 142 that goodwill acquired in a prior purchase business combination be evaluated and any necessary reclassifications be made in order to conform to the new criteria in SFAS 141 for recognition apart from goodwill. Any impairment loss will be measured as of the date of the adoption and recognized as a cumulative effect of a change in accounting principles in the first interim period. We do not expect the adoption of these standards to have a material effect on the Company's consolidated financial statement.

(7)  Subsequent Events

     On June 29, 2000, the Company acquired the net assets of its Washington, D.C. franchisee, Potomac Dining Ltd. ("Potomac"), for $4,926. The acquisition, accounted for under the purchase method of accounting for business combinations, was composed of a cash payment of $1,426, two subordinated convertible promissory notes totaling $2,000, and the issuance of 352,423 shares of the Company's common stock valued at $1,500. The terms of the two $1,000 convertible notes were as follows: (1) maturity date of June 30, 2002 and 2003, respectively; (2) interest accrues on unpaid principal amount of the notes at a rate equal to the prime rate plus 1%; and (3) notes may be converted to common shares by noteholders upon ten business days prior written notice to the Company (not less than $225 in principal per each election to convert), or prepaid by the Company (all or a portion of the notes) with fifteen days notice to the noteholders.

     On July 20, 2001, the Company gave the required 15-day notice to the noteholders advising them of its intention to prepay the notes. The principal of $2,000 and accrued interest of $15 were paid on August 6, 2001. Potomac did not elect to convert any portion of the principal into common stock.

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

(a) Results of operations - Comparison of three and nine months ended June 30, 2001 and 2000

        Sales of Rights to receive for the three and nine-month periods ended June 30, 2001 were $49,435 and $142,453, which represented an increase of 14.2% and 6.4%, respectively, over the comparable periods in the prior year. Sales for the Transmedia private-label program were $780 and $7,029, for the three and nine-month periods ended June 30, 2001, a decrease of 96.0% and 89.0%, respectively, when compared to the same periods in the prior year reflecting the universal conversion, which began in March 2000, to the registered card program. This decline in private label sales is more than offset by the increase in registered card sales. Registered card sales for the three and nine-month periods ended June 30, 2001 were $48,655 and $135,424, an increase of 106.1% and 92.9%, respectively, when compared to the comparable periods in the prior year.

        Higher dining sales in the franchises repurchased last year of Washington DC, New Jersey and San Antonio, Texas, coupled with increased registered card sales in the majority of the traditional Transmedia private label markets, resulted in favorable sales growth during the last quarter. Traditional private label territories with noticeable increases (nine-month change in sales > $500) for the three and nine-month periods ending June 30, 2001 versus the prior year's comparable periods were Los Angeles (20.1% and 17.7% to $3,766 and $11,046, respectively), Dallas (38.5% and 21.2% to $1,568 and $4,365, respectively), Georgia (35.4% and 20.9% to $1,519 and $3,836, respectively) and the Carolinas (90.1% and 70.0% to $610 and $1,397, respectively). However, the Company continues to experience declines in overall sales in New York and Chicago. For the three and nine-month periods ended June 30, 2001, New York sales decreased 13.4% and 13.9% to $11,313 and $33,281, respectively, while Chicago was down 16.6% and 18.3% to $3,608 and $10,885, respectively, when compared to the prior year periods. Comparability of sales year over year is difficult as a result of a change in the composition of the Rights to receive portfolios. The traditional Transmedia cash advance of 2:1 (i.e. $2 of food and beverage credits for each dollar advanced)

                            TRANSMEDIA NETWORK INC.
                               AND SUBSIDIARIES

        with a 75-80% cash recovery on each qualified dining ticket has now been almost universally applied throughout the entire portfolio. This contrasts to the previous Dining a la Card ("DALC") proposition to merchants of 1.6:1 with a 100% cash recovery, which was pervasive in that segment of the rights to receive portfolio a year ago. While the DALC restaurant proposition yielded a higher amount of sales recognized (the Company's revenue recognition policy is to record sales only to the extent that cash is to be realized), it also results in a higher cost of sales and corresponding lower dining margins. The Company had decided shortly after the acquisition of the DALC program to immediately begin to convert the acquired portion of the Rights to receive portfolio to the traditional 2:1, 80% formula. In addition to the margin improvement recognized by the Company, the restaurants were more receptive to retaining 20% of the qualified dines to assist in paying sales taxes, tips, and for other liquidity needs.

        As of June 30, 2001, the enrolled membership in various programs was slightly higher than 6 million. Membership has increased by approximately 1.6 million and 2.85 million for the three and nine-month period ended June 30, 2001. The large increase during the third quarter of fiscal 2001 was mainly attributable to the addition of approximately
        1.2 million airline frequent flyer members. At the same time, the Company had about 7,700 merchants available to its members up from approximately 7,000 at the start of fiscal 2001. Restaurant count has not increased to the level expected by the Company during the nine-month period ended June 30, 2001. During the third quarter of fiscal
        2001 the Company was able to sign some prominent chains/multi-unit restaurants to the program and continues to work on developing a more attractive proposition for this segment of the restaurant market. The Company anticipates membership to grow to approximately 7 million by the end of the fiscal year, with restaurants available to these members to exceed 8,000.

        Cost of sales decreased to 54.3% and 55.0% of gross dining sales for the three and nine-months ended June 30, 2001, respectively, down from 57.4% and 58.5% for the same periods in the prior year. The decrease in cost of sales is directly related to the aforementioned conversion of the DALC registered card portfolio to 2:1, the increase in merchants participating in the arrears plan and lower processing fees associated with the registered card program. The DALC registered card portfolio was traditionally offered to merchants at an advance rate less than the customary Transmedia private label rate of 2:1, and therefore, results in a higher cost of sales than the private label portfolio. Since the acquisition of DALC, however, almost all new restaurants signed on under the registered card program, as well as the majority of those renewed, have been converted to the 2:1 proposition. While this initially resulted in a slower turn of the Rights to receive, the individual dining transactions are more profitable due to the corresponding reduction in the cost of the rights to receive consumed. Additionally, with the arrears plan merchants receive no cash advance (no cost of sales), and Transmedia receives a lower portion of the dining sales, typically 30 - 35%, from which it pays the members' rebates. Started in January 2001, revenue management sales have grown from $4 to approximately $100 for June 2001. Total revenue management sales, which have no cost of sales associated with it, were $199 and $225 for the three and nine-month period ended June 30, 2001, respectively. The growth of these sales will have a positive impact on the net revenue from Rights to receive.

        The provision for merchant losses which are included in cost of sales, were $2,180 and $6,307 for the three and nine-months ended June 30, 2001, respectively, compared to $1,594 and $4,895 in the prior year's comparable periods. As a percentage of dining sales, merchant losses

                            TRANSMEDIA NETWORK INC.
                               AND SUBSIDIARIES

        were 4.4% for the three and nine-months ended June 30, 2001, respectively, versus 3.7% for the same periods in the prior year. With the private label program, the cash from dining sales was collected, for the most part, almost instantaneously directly from the member's credit card issuer. However, with the registered card program, cash from sales is collected on a delayed basis through a debit ACH to the merchant's bank account. The increased provision is mainly to provide for any potential losses associated with the collection of receivables from the merchants.

        Processing fees, which are also included in cost of sales, were 1.3% and 1.2% on dining transactions processed for the three and nine-months ended June 30, 2001, compared to 2.3% and 2.4% for the three and nine-months ended June 30, 2000, respectively. The decrease in processing fees is solely as a result of the Company switching from the private label program over to the registered card program which has lower processing costs.

        Member discounts as a percentage of sales were 21.2% and 21.6% in the current three and nine-month periods, respectively, compared to 21.9% and 21.5% in the prior year periods. The typical member discount is 20% of the dining ticket or 25% of dining sales (i.e. the standard recovery from the merchant, which is recorded as sales, is 80% of the dining ticket). As of June 30, 2001, a significant majority of the members are enrolled in the airline programs and customarily earn 10 frequent flier miles for each dollar spent at a participating merchant. The Company purchases airline mileage from the airlines on an as needed basis at a contractual rate that allows the Company to effectively reduce the cost of the member rebate in the airline program to less than that of the standard 20% cash rebates.

        Membership and renewal fee income for the three and nine-month periods ended June 30, 2001 were $1,717 and $5,309, respectively, compared to $2,232 and $6,606, respectively, for the comparable prior year periods. Fee revenue is composed primarily of renewal billings as the Company has not focused on the acquisition of new fee-paying members. Rather, the Company is emphasizing its efforts on the large corporate card files which do not require a cash fee. Instead of these members being charged a cash fee, they do not receive the first forty-nine dollars of rebate earned. This corporate card has been initiated over the most recent two quarters and is expected to grow over the next year.

        Continuing franchise fee income decreased to $0 during fiscal 2001 down from $138 and $568 in the three and nine-month periods ended June 30, 2000, respectively, as a result of the last remaining franchised territories being repurchased during fiscal year 2000.

        Selling, general and administrative expenses for the three and nine months ended June 30, 2001 were $5,654 and $16,325, respectively, a decrease of $2,267 and $560 or 28.6% and 3.3%, respectively, compared with the prior year periods. The main factor contributing to the decrease in expenses during the three and nine-month period ended June 30, 2001 was that the previous fiscal year periods included expenses associated with the launch of the revenue management initiative, iDine.com in April of 2000. The Company incurred rapid startup cost of approximately $2,352 related to business plan development, business concept definition and testing, deal support during venture capital negotiations, and project management associated with the venture during the third quarter of fiscal 2000. Offsetting this decrease during the three and nine-month period

                            TRANSMEDIA NETWORK INC.
                               AND SUBSIDIARIES

        ending June 30, 2001 were increases in programming and systems of $198 and $734 or 31.1% and 41.6%, respectively, and depreciation and amortization up $412 and $23 or 13.6% and 2.1%, respectively.

        Salaries and benefits increased $1,156 and $3,444 or 35.8% and 37.8%, respectively, when comparing the three and nine-month period ended June 30, 2001 with the same periods in the prior year. Beginning in April 2000, the Company embarked on building the infrastructure to support its revenue management initiative. The increase in salaries and benefits is mainly due to salaries paid to employees to initiate and deploy our revenue management program nationally. Also, the Company's expansion to new territories such as Columbus, Cincinnati, Louisiana, Salt Lake, Pittsburgh and Kentucky necessitated the hire of net seven additional salespersons to service these territories. This, coupled with severance paid to terminate employees, bonus accrual and the overall annual increase in wages for the current fiscal year resulted in the higher salaries and benefits during the fiscal 2001 periods.

        Sales commission and expense decreased $170 or 10.9% when comparing the three-month period ended June 30, 2001 to the same period in the prior year, but increased $631 or 18.3% for the nine-month periods ended June 30, 2001 over the same periods in the prior year. Special restaurant sales incentive commissions paid to salespersons to increase restaurant counts resulted in higher commissions for the fiscal 2000 three-month period versus the current year's period. Also, continued expansion to new sales territories and the associated ramp up in required sales personnel and related training during the past nine-months resulted in an overall increase in sales commission for the nine-month period ended June 30, 2001 when compared to the same period in the prior year.

        In the three and nine-month periods ended June 30, 2001, member and merchant marketing expenses were $789 and $2,423, respectively, versus $1,613 and $4,788, respectively, in the prior year's comparable periods. Included in member and merchant marketing expense was the amortization of previously capitalized advertising costs amounting to $0 and $55 in the fiscal 2001 periods versus $358 and $1,574 in the fiscal 2000 comparable periods. Costs capitalized in the 2001 periods were $0 versus $29 and $144 in 2000. The decrease in costs capitalized in 2001 reflects the Company's decision during fiscal 2000 to continue to reduce the direct marketing expenditures associated with the solicitation of new members and migrate to a policy of focusing on key partner affinity programs, a corporate card travel and entertainment program and other distribution channels which entail the enrollment and registration of large groups of consumers at a greatly reduced acquisition cost per member. Instead of these members being charged a cash fee, they either receive dining rewards in an alternative currency, principally airline frequent flyer miles, which can be delivered at a lower effective rebate cost or forego the first forty-nine dollars of rebate earned.

        Net interest and other expense decreased $410 and $617 respectively, when comparing the three and nine-month period ended June 30, 2001 with the same periods in the prior year. This decrease is mainly due to the reduced financing fees associated with the renewal of the securitization. The securitization was held by the Company's primary bank, J.P. Morgan Chase f/k/a the Chase Manhattan Bank ("Chase"), which also provided the liquidity facility in the initial year. Chase indicated a desire to syndicate all or a portion of the liquidity facility, or

                            TRANSMEDIA NETWORK INC.
                               AND SUBSIDIARIES

        alternatively, bring in a co-purchaser conduit for a portion of the securitization. This liquidity facility must be renewed annually. The credit agreements were extended by Chase to the earlier of the closing of a co-purchase arrangement or June 28, 2001 and borrowing capacity was reduced to $60,000. An extension fee of $600 was paid to Chase on December 26, 2000. On May 18, 2001, the Company signed an agreement with BMO Nesbitt Burns Corp for it to act as a 50 percent co-purchaser on the $80,000 facility with Chase. The Company also simultaneously closed the amended financing agreement and paid fees of approximately $600. The credit agreement was renewed for a new 364-days renewable term and the overall facility reverted to the original amount of $80,000.

        For the quarter, the Company recorded a net profit of $826 (or 3 cents per share), compared with a net loss of $4,117 (or 31 cents per share) in the same quarter last year. The loss last year included charges of approximately $3,100 (or 22 cents per share) associated with the pre-launch startup and development activities of the Company's Internet initiative, iDine.com. Year-to-date, the Company has experienced a net profit of $389 (after the preferred dividend, a loss of 3 cents per share) compared with a net loss of $5,421 (45 cents per share) for the same period last year. Included in the prior year results is an extraordinary charge of $1,623 (or 12 cents per share) relating to the early extinguishment of the secured non-recourse notes under the 1996 rights-to-receive securitization.

(b)     Liquidity and Capital Resources

        The Company's cash and cash equivalents amounted to $15,488 at June 30, 2001. The Company believes that cash on hand, together with cash generated from operations, and cash available under the securitization facility, will be sufficient to fund the Company's normal cash requirements for the 2001 fiscal year. Cash generated from operations for the three and nine-month period ended June 30, 2001 was $3,151 and $11,108, respectively. Furthermore, the Company believes that the Rights to receive inventory levels in the majority of its existing markets, currently averaging over nine months on hand on an aggregated basis, are sufficient to absorb new member demand, with normal replenishment, over the remainder of the year.

        The Company has an $80 million revolving securitization facility to finance its Rights to receive portfolio. Borrowing capacity under the facility is recalculated weekly based on a formula driven advance rate applied to the current balance of Rights to receive that are eligible to be securitized. The advance rate is determined based on recent sales trends and months on hand of Rights to receive. Capacity at June 30, 2001 was $55,866 and the outstanding borrowings at that date were $55,500. The facility provides various restrictive covenants regarding collateral eligibility, concentration limitations and also requires the Company to maintain a net worth of at least $24,000. At June 30, 2001, the Company is in compliance with all covenants of the facility.

        The interest rate applicable to the new facility is the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper ("CP") having a term equal to the related CP tranche period that may be sold by any placement agent or commercial paper dealer selected by the conduit on the first day of such CP tranche period, plus the amount of any placement agent or commercial paper dealer fees and commissions incurred or to be

                            TRANSMEDIA NETWORK INC.
                               AND SUBSIDIARIES

        incurred in connection with such sale. At June 30, 2001, the effective interest rate for the new facility was 9.7% per annum.

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

        On the July 21, 2001, the Company notified its former franchisee, Potomac Dining Ltd. ("Potomac"), of its intention to prepay two subordinated convertible promissory notes totaling $2,000 which were issued by the Company in the purchase of it former Washington, DC franchise. The principal of $2,000 and accrued interest of $15 was paid on August 3, 2001. Potomac did not elect to convert any portion of the principal into common stock.

(c)     Outlook

        Membership should continue to increase in the fourth quarter and with the related incremental usage of the program, management expects a slight increase in dining sales of approximately 2 to 3% when compared to the third quarter of fiscal 2001. Net revenue margins are expected to remain stable, as new members during the quarter will come from a variety of partners. Management expects net revenues from Rights to receive to exceed $12,000 again. Management continues to believe that the dining rewards business is somewhat counter-cyclical, and the downturn in the economy could translate in the short term into favorable results for the Company as more individuals look to save on travel and entertainment and more restaurants are willing to participate in the program to supplement the slowdown in their business. Selling, general and administrative expences are expected to be maintained at approximately the same level as the third quarter with a slight increase in marketing promotions.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

        We are exposed to various types of market risk, including changes in interest rates. Market risk is the potential loss arising from adverse changes in the market rates and prices, such as interest rates. Our exposure to market risk for changes in interest rates is limited to the exposure related to our debt instruments used to finance the purchase of Rights to receive which are tied to market rates. As of June 30, 2001, we had $55,500 million outstanding under this securitization. The commercial paper and the interest payment are subject to interest rate risk. If market interest rates were to increase immediately and uniformly by 100 basis points at June 30, 2001, the interest payments would increase by approximately $555 per annum. We do not presently plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to invest in high-credit quality securities. Our total investments at June 30, 2001 and 2000 were $502 and $631, respectively, and consisted of equity securities. Cash equivalents consist of short-term investments with reputable financial institutions with duration of no more than 90 days.

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

                                            TRANSMEDIA NETWORK INC.
                                                  (Registrant)

August 14, 2001                             /s/Stephen E. Lerch
                                            ---------------------------
                                            Stephen E. Lerch
                                            Executive Vice President
                                            and Chief Financial Officer