Form 10-K
period 2001-09-30
TRANSMEDIA NETWORK INC /DE/
filed 2001-12-31
CIK 78536

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13
               OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
   [X]  Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange
                                  Act of 1934

               For the fiscal year ended      September 30, 2001
                                        ------------------------

                                      OR

   [_]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                             Exchange Act of 1934

              For the transition period from____________ to______

                      Commission file number     1-13806
                                             -----------

                            TRANSMEDIA NETWORK INC.
                            -----------------------
            (Exact name of Registrant as specified in its charter)

                       DELAWARE                     84-6028875
                   -----------------              --------------
            (State or other jurisdiction of       (I.R.S Employer
            incorporation or organization)      Identification No.)

           11900 Biscayne Boulevard, North Miami, Florida   33181
           ------------------------------------------------------
              (Address of principal executive offices)    (Zip Code)

       Registrant's telephone number, including area code 305-892-3300
                                                          ------------

          Securities registered pursuant to Section 12(b) of the Act:

           Title of each class                 Name of each exchange
           -------------------
                                                 on which registered
                                                 -------------------

Common Stock, par value $.02 per share    American Stock Exchange, Philadelphia
--------------------------------------
                                                       Stock Exchange

   Preferred Stock, par value $.10 per share      Philadelphia Stock Exchange
   -----------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class
                              -------------------

                                     None
                                     ----


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Based on the closing sale price of December 26, 2001, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $46,016,324.
-----------

Number of shares outstanding of Registrant's Common Stock, as of December 21, 2001: 15,781,175

DOCUMENTS INCORPORATED BY REFERENCE.

Parts of the Proxy Statement for Registrant's 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended September 30, 2001 are incorporated by reference into Part III of this Form 10-K.

                                    PART I
                                    ------

We have made, and continue to make, various forward-looking statements with respect to our financial position, business strategy, projected costs, projected savings and plans and objectives of management. Such forward-looking statements are identified by the use of forward-looking words or phrases such as "anticipates," "intends," "expects," "plans," "believes," "estimates," or words or phrases of similar import. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forwarding looking statements. Our actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by factors, including, without limitation, general economic, business and market conditions; relationships with credit card issuers and other marketing partners; regulations affecting the use of credit card files; perceived desirability of alternate reward currencies such as frequent flyer miles; extreme weather conditions; participating restaurants' continued acceptance of discount dining programs and the availability of other alternative sources of capital to them.

Item 1.  Business
-----------------

Corporate Structure
-------------------

Transmedia Network Inc. and its subsidiaries administer dining reward programs which offer savings and rewards to our members on dining when they dine in our participating restaurants. To a lesser extent, we also offer rewards for lodging, travel, retail and catalog merchandise. We commenced operations in 1984 and were reincorporated as a Delaware corporation in 1987, and our principal office is located at 11900 Biscayne Boulevard, North Miami, Florida 33181. Our principal telephone number is (305) 892-3300. Currently, we have the following principal operating subsidiaries:

iDine Restaurant Group Inc. (IRG), formerly Transmedia Restaurant Company Inc., is responsible for soliciting, underwriting and contracting with and servicing restaurants who participate in the program. Other service establishments such as hotels, resort destinations and retailers are also solicited to the program but on a much smaller scale.

Transmedia Service Company Inc. (TSC) is responsible for (i) soliciting accounts, managing partner relationships and servicing members in the United States and (ii) providing support services to iDine Restaurant Group Inc. RTR Funding LLC, a wholly owned subsidiary of Transmedia Service Company Inc., was established as a special purpose corporation for purposes of the securitization of cash advances to merchants referred to as Rights to receive.

TMNI International Incorporated licensed the Transmedia Card, service marks, proprietary software and know-how outside the United States.

iDine.com, Inc. was formed in April 2000 to provide restaurant operators with the capability of using the Internet to provide yield management tools such as variable promotions, dining incentives and off peak pricing to fill empty seats and generate incremental business. The entire operations of iDine.com were folded into IRG & TSC in fiscal 2001, to ensure a more efficient distribution of the revenue management program.

Description of Rights to Receive and Registered Card
----------------------------------------------------

Our primary business is the administration of dining rewards programs. We accomplish this through the acquisition of Rights to receive from participating merchants which are then sold for cash to our members. Rights to receive are the rights to receive the future cash flows associated with goods and services, principally food and beverage, which are acquired and purchased from participating restaurants for an amount typically equal to approximately 50% of the retail value of the food and beverage. Alternatively, we may acquire such Rights to receive either by facilitating the merchant's purchase of other goods and services or providing advertising and media placement services to the participating establishments. Almost all Rights to receive are purchased for cash. The typical discount to the menu price of 50% has merchant appeal due to the fact that the cost of food and beverages at most fine dining establishments is 30-40% of the retail value. Thus, the restaurant makes a wholesale profit in advance in exchange for upfront cash and filling tables in the future that may otherwise go empty. We typically purchase food and beverage credits that are anticipated to be utilized by our members in a period of no more than six to nine months from the date of purchase; however, it is not always possible for us to predict with accuracy the amount of time in which such credits will be consumed due to seasonality or the unfamiliarity associated with the opening of new market areas.

Our methodology for administering the dining rewards program is referred to as the registered card platform. Obtained through the acquisition of Dining A La Card in June 1999, and subsequently enhanced by us, it has replaced the private label charge card program that we had utilized since inception. Members enrolled in the program simply register a valid major credit card with us and then present that registered credit card while dining at a participating restaurant. Based on our agreements with various processors and presenters throughout the country, we receive data for all the credit card transactions at our participating merchants. The transactions are then matched to a file containing the members' registered card. The matched transactions are qualified via business rules as to whether they are eligible for a reward. Qualified transactions are then used to provide member savings or alternate currency benefits, as well as to invoice and collect from merchants, principally via an electronic debit to the merchant's bank account.

The savings are delivered to the members in the form of a direct credit on their credit card statement, cash rebate or a mileage credit to their frequent flyer statement. The credits typically represent approximately 20% of the member dining spend with participating restaurants. Alternatively, members can elect to receive rewards in the form of ten frequent flyer miles for every dollar spent with major airlines, such as United, American, Delta, Northwest, America West, US Airways, British Airways, Continental and Alaska Airlines.

Business Developments
---------------------

In June 1999, we acquired from SignatureCard, Inc. ("SignatureCard"), a subsidiary of Montgomery Ward & Co., Incorporated, assets related to a membership discount dining program that SignatureCard operated under the Dining A La Card ("DALC") trade name and service name.

DALC had competed directly with us since 1995. The assets acquired in the acquisition included various intellectual property rights and computer software, membership and merchant data, Rights to receive, and most significantly, the registered card platform. We simultaneously entered into a service agreement with SignatureCard pursuant to which we obtained access to their sponsor relationships with the nation's leading airlines. SignatureCard was to receive a portion of the fees and profits derived from members initially acquired from SignatureCard or subsequently generated through their efforts. The operations of DALC were consolidated with ours, and integration was completed in November of 1999.

On December 28, 2000, we reached an agreement with GE Financial Assurance ("GEFA"), the successor parent of SignatureCard, Inc., to extinguish all remaining obligations associated with the DALC acquisition, to eliminate the exclusive right of SignatureCard, Inc., to deal with the airline frequent flyer member files and to fully resolve and terminate the relationship. In consideration for the above, we paid GEFA $3,800 in cash and honored GEFA's right to put 400,000 shares held by it as part of the acquisition consideration, at a value of $8 per share. This put right was exercised and we paid GEFA in two equal installments on January 17 and on February 13, 2001. We also cancelled 160,000 options of the original 400,000 issued as part of the original DALC purchase price, leaving SignatureCard with 240,000 options which must be exercised by June 30, 2002 at a strike price of $4.00.

Following the acquisition, we converted our method of doing business from the legacy private label Transmedia Card program to the Registered Card program. This conversion was completed in August 2000. In order to capitalize on this significant change in our business, we conducted numerous customer research surveys and decided to re-brand the dining program under the name iDine. In contrast to the Transmedia Card, which was a private label charge card linked electronically to a member's bank credit card of choice, a registered card is a major credit card that has been registered with iDine by the holder. Members can make purchases that qualify for savings or rewards with one of their existing "registered" credit cards so the fact that the transaction may qualify for some form of savings or rewards is "blind" to both merchants and member guests. Thus, the iDine program allows members to accumulate savings by using conventional charge cards, such as MasterCard, Visa, American Express and Discover. We believe that the registered card concept has broader consumer and restaurant appeal due to its more discrete nature.

In connection with our conversion to the iDine registered card format, we initially launched an e-commerce initiative through our wholly owned subsidiary iDine.com. The on-line revenue management product, accessed through the iDine website, allows restaurants to create special time and date specific incentives and promotions in order to drive incremental traffic through the restaurant during slow periods. Consumers have their choice of receiving these variable benefits in either alternative currencies such as airline frequent flyer miles or cash. The website also allows for national restaurant listings and access to reviews. Specifically, the web site contains Zagat restaurant listings and review content provided under our agreement with Zagat. Other popular member enhancements are the member's review features and the ability of the member to manage his or her account online and review their transaction history. The real business driver on the web site, however, is the revenue management program whereby restaurants who no longer wish to participate in the fixed incentive cash advance program have the ability to establish performance based variable dining deals online (e.g., 20% discount on Tuesday nights) which may be accepted by a member.

To provide us with sufficient funds to launch our new revenue management product, we raised $10 million in equity capital through a private placement. The testing of the product was completed in December 2000, and it was rolled-out on a national basis in April 2001. The revenue management product has helped to increase the number of participating restaurants, as well as provide a retention product for existing restaurants and has increased overall restaurant dining sales.

In the past, we have derived income from franchising and licensing the Transmedia Card trade name and service mark, and related proprietary rights and know-how within and outside the United States. We have also received revenue from licensing the Transmedia Card. In recent years, we started systematically reacquiring the franchise sales territories to obtain greater control over our national presence and growth plans. In June 2000, we completed the reacquisition of the last of our previously franchised territories. In addition to reacquiring all its previously franchised territories, in April 2000, we terminated, by mutual consent, the license agreements with Transmedia Asia Pacific, Inc. and Transmedia Europe. Following a brief transition period, Transmedia Asia Pacific, Inc. and Transmedia Europe, Inc. have ceased using the Transmedia brand name for their respective discount programs.

Member and  Merchant Programs
-----------------------------

Member Programs

Our members have a choice of programs, including (1) a $49.00 annual fee-based program which typically offers a 20% savings at participating establishments on charges for food, beverage, tax, and tip, and (2) a no-fee program which offers alternative currency rewards, predominantly frequent flyer mileage credits with participating airlines of ten miles for each dollar spent on charges for food, beverage, tax and tips at participating establishments.

We also introduced a no upfront fee program where benefits and rewards are not provided until the member reaches a certain level of qualified spending each year. The typical usage requirements range from cumulative rewards of $40.00 to $50.00, and the net effect is essentially that by the time the member receives a benefit, we (by not providing a benefit for the first few dines) have effectively received a fee.

Typically, iDine registered cardmembers (or members enrolled through an airline program) can elect to earn ten frequent flyer miles for each dollar spent per dine. This type of arrangement is advantageous for airlines as they view miles acquired for use as rewards or rebates to be equivalent to a prepaid ticket. We are able to purchase mileage from the airlines on an as needed basis at favorable rates. Additionally, the contracts with the airlines provide that additional affinity based accounts can be enrolled at virtually no cost. We effectively reduce the cost of the 20% cash rebate discount to approximately 16-17% if airline miles are elected to be received in lieu of cash.

Merchant Programs

Fixed Incentive Plans

 .    Cash Advance Plan - Under this plan, the merchant receives cash in advance for food and beverage, credits typically in the ratio of 1:2. Gross dining sales are recognized as the portion of the total ticket recovered from the merchant, typically 80%. The 20% is left with the merchant to provide the merchant with liquidity for items such as sales tax and tips.

 .    Arrears Plan - Under this plan, the merchant receives no cash in advance;
     however, meals are discounted at a lower rate. The merchant is still listed in our directory of participating merchants similar to the standard plan. When a member visits the merchant, we may receive only 30% to 35% of the transaction from the merchant. The gross margin on these transactions is the residual amount after the member receives their 20% discount. While the actual cash received from these transactions is less than the cash advance plan, there is very little risk, and we do not have a cost of receivables or capital for those merchants.

     Both the cash advance and arrears plan are available to members seven days a week at the conventional savings value.

Variable Incentive Plans

 .    The Revenue Management Plan - This plan provides the merchant with the ability to direct when they wish to offer incentive dining. The merchant posts a certain reward (i.e., percentage discount) tied to day of the week or time of day, or both. The reward is communicated to members via the iDine website, directories and through wireless devices such as Palm pilots. The member either goes to the advertised restaurant or, for certain "exclusives", selects the reward and then makes a reservation to dine. We receive a portion of the transaction, the merchant gets direct incremental business when they want it, and the member receives a reward.

     Multi-Unit Plan - The multi-unit (or chain) restaurant plan specifically addresses peak versus off-peak demand issues. Accordingly, we have in place with certain merchants, a Sunday through Thursday plan designed to drive incremental traffic at times when the multi-unit restaurants' capacity is underutilized. We typically take a percentage of all such transactions and the member gets a similar reward.

Participating Members and Merchants

As of September 30, 2001, we had approximately 7,800 merchants available to our members. As of that date the accounts in various programs totaled approximately 6,650,000.

   -------------------------------------------------------------------------------------------------
                                    2001          2000          1999           1998          1997
   -------------------------------------------------------------------------------------------------
     Restaurants                    7,800         7,000         7,200          7,300         7,100
     -----------
     Enrolled accounts          6,650,000     3,150,000     2,700,000      1,200,000     1,300,000
     -----------------

   -------------------------------------------------------------------------------------------------

The majority of all restaurants listed in the quarterly directories published by us typically renew their contracts after the initial Rights to receive are used. However, after the second renewal, attrition tends to increase because the restaurants, with our help, have either become successful and no longer require our financial and marketing resources, or we choose not to renew them. Offsetting this decrease are new restaurants that choose to participate as old ones leave the program, and restaurants that were formerly on the program that re-sign as they further expand and/or desire the program's benefits again. This provides us with a continuous flow of restaurant prospects. Moreover, the e-commerce enabled revenue management program has been helpful in restaurant retention efforts by inducing merchants to remain in the program, and also to attract restaurants that previously had chosen not to participate with a fixed incentive plan.

We believe that in no area where we operate are we close to restaurant or account saturation. The increase in accounts during fiscal 1999 was mainly due to the addition of 1,700,000 accounts with the acquisition of DALC while the increase in 2001 was due mainly to the addition of 2,800,000 new airline frequent flyer accounts, 425,000 partner generated accounts and 225,000 corporate card accounts. During fiscal 1999-2000, the integration of DALC and subsequent conversion to the registered card platform also had the effect of slightly lowering the number of restaurants participating in our programs. Limited resources were focused on converting restaurants over to the registered card program instead of acquiring new restaurants. Some of the restaurants were uncomfortable converting to a program in which the "discount diner" is imperceptible from the rest of the population. More significantly, there were restaurants in both portfolios that were not economically viable for us, and the conversion process served to flush these restaurants out. With the conversion process completed, we were able to focus on acquiring new restaurants and significantly increase new restaurants in fiscal 2001. Further, we continue to aggressively pursue the multi-units or chain restaurants that, prior to the conversion and institution of the variable incentive program, had previously been outside of our scope of potential merchants.

Marketing
---------

During fiscal 2001, we aggressively pursued our large credit card file partners and our corporate expense management program. The recently announced Upromise alliance is an example of distribution of the dining program membership to a large traffic group, in this case over 250,000 thousand accounts. Another key marketing initiative that is now possible through the registered card format is the corporate expense management program. Participating companies enroll their corporate card accounts with us on a no fee basis where a benefit is not provided until the member reaches a certain level of qualified spending. After reaching such level, the participating company receives a monthly check for the aggregate benefits earned by their employees when dining out for business and travel. Communicating restaurant information to corporate card employees is most commonly done through a regular content transmission to the corporation's intranet site or by directing them to www.idinecorporate.com. Participation in this program has been well received, and during the year numerous well-known entities, such as PricewaterhouseCoopers, Marsh and McClennan, Aon, Bristol Myers Squibb, and Novartis have been added.

We also continue to expand our airlines relationships, with the announcement of Alaska Mileage Dining Plan program to join American Advantage Dining, United Mileage Plus Dining, Delta Skymiles Dining, USAirways Dividend Miles, America West FlightFund Dining, British Airways Executive Club Dining, Continental OnePass Dining and Northwest WorldPerks Dining. We now operate nine airline dining reward programs that offer frequent flyer miles as rewards. Under these arrangements, enrollment and fulfillment costs are significantly reduced, the effective cost of the reward to members, when compared to a cash rebate, is lowered and the demographic profile of the members, principally business travelers and vacationers, is desirable. We continue to negotiate with a number of other large partners and most of the proposed alliances follow a variation of the above partnerships i.e., large enrollment potential, enabled through the registered card format, at very low or no cost of acquisition and servicing, often coupled with a cost effective alternative currency that is used as the reward to the prospective members.

We have recently engaged a leading strategic customer marketing and technology firm, to develop and implement new branding and targeted customer communication programs for us. The firm will utilize its integrated strategic, analytic and creative resources to emphasize the new brand image for iDine that continues to be more representative of our current customer base and the varied consumer motivations and aspirations surrounding "dining out." Our existing customer database of dining enthusiasts and restaurant owners will help us to identify specific customer segments which will drive some of the initial brand messaging, activation and acquisition initiatives.

The success of our business depends on our ability to maintain an appropriate ratio of members to merchants within each geographic market we serve. If we have too many members and not enough restaurants, our member base may become dissatisfied, and participating restaurants may experience a higher volume of rewards business than anticipated. This could result in low program usage, membership cancellations, and attrition in the restaurant base. Alternatively, if too many restaurants participate in our programs with too few members, Rights to receive turnover volume will be reduced resulting in reduced revenue and a high cost of capital. Managing this ratio requires an ability, among other things, to anticipate trends within a market and the desires of our customers and participating restaurant partners. We analyze our markets in terms of member and restaurant counts by zip code, cuisine types and restaurant quality. As we expand both our demographic and geographic footprint, we continue to develop alternative value propositions that appeal to the multi-unit restaurant industry. The multi-unit casual dining market tends to be a lower margin, lower average ticket business; however, there is still the need to fill empty seats and drive traffic in off-peak time frames. We continue to discuss with a number of multi-unit operators to provide either the traditional cash advance, unrestricted seven day a week offers, or Sunday to Thursday marketing only offer and in the past year have enlisted major national chains and numerous regional multi-unit operators to the program.

We are now focused on growth in revenue and taking advantage of the scale inherent in our business. From the restaurant perspective, we continue to develop alternative offers to meet off-peak or real time needs of the restaurant operators, all of which are geared to retaining restaurants in the program. This goal is accomplished by providing a suite of marketing propositions that meet the needs of growing and expanding restaurants as well as the mature, successful ones and include both fine dining and casual dining. From a member growth standpoint, the registered card platform appeals to partners with large credit card files, and coupled with our technology competency and dominant market position, sets the stage for significantly increasing the size of the membership. Our challenge will continue to be the effective management of the delicate balance between the restaurants and members in each market.

Dependence on marketing partners
--------------------------------

We have aggressively hired marketing personnel and entered into new marketing relationships to help gain access to large groups of potential customers. We have relationships with various organizations that provide the marketing, support and endorsement of our services and products. For example, we rely on our agreements with banks, credit unions, corporations, airline frequent flier programs, and other entities across the country to market our services to their existing and future customer base. However, we need to expand these relationships and enter into new relationships. We have entered into agreements to direct potential members to our programs via means of specific web pages. The development and management of these partnerships, requires experienced sales and marketing personnel. Sales generated from airline members were approximately $87.1 million, $71.1 million, and $9 million for the years ended September 30, 2001, 2000 and 1999, respectively. We believe that the current environment is conducive to partners who desire customer loyalty and that our dining programs create both value and the vehicle to engender customer behavior that meets the loyalty needs.

Competition
-----------

The dining rewards business remains competitive and we compete for both members and participating merchants although we are the only national in scope dining provider. We also anticipate continued growing competition from various e-commerce ventures. Competitors include discount programs offered by major credit card companies, other companies that offer different kinds of discount marketing programs and numerous small companies which offer services which may compete with the services offered or to be offered by us. Certain of our competitors may have substantially greater financial resources and expend considerably larger sums than we do for new product development and marketing. Further, we must compete with many larger and better-established companies for the hiring and retaining of qualified marketing personnel. We believe that the unique features of our programs: (1) can be used by members at participating establishments with very few restrictions; (2) the programs provide substantial savings without the need for a member to present discount coupons or a separate card when paying for a meal; and (3) participating establishments are provided with cash in advance of customer charges, contribute to our competitiveness and allows us to offer better value and service to our members and merchants.

Employees
---------

As of September 30, 2001, we had 254 full-time employees. We believe that our relationships with our employees are good. None of our employees are represented by a labor union.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Name                   Position                                         Age
  ----                   --------                                         ---

  Gene M. Henderson      Director, President and Chief Executive Officer  54
  Stephen E. Lerch       Executive Vice President and                     47
                         Chief Financial Officer
  James M. Callaghan     Vice President; President of iDine Restaurant    62
                         Group Inc.
  Keith Kiper            Vice President and Secretary                     42
  Gregory Borges         Treasurer                                        65

Gene M. Henderson, President and Chief Executive Officer - Mr. Henderson became President and Chief Executive Officer in October, 1998. From March 1997 to June 1998, Mr. Henderson was President and CEO of DIMAC Marketing in St. Louis. From 1977 to 1997, Mr. Henderson was employed at Epsilon Data Management of Burlington, Massachusetts, ultimately becoming its Chief Operating Officer. From 1990 to 1998, Epsilon was a wholly owned subsidiary of American Express Company. Mr. Henderson has a MBA from the University of Chicago.

Stephen E. Lerch was elected Executive Vice President and Chief Financial Officer of the Company, as well as Vice President of TMNI International Incorporated, Transmedia Restaurant Company Inc. and Transmedia Service Company Inc, subsidiaries, in 1997. Previously, Mr. Lerch was a Partner at Coopers and Lybrand LLP (now PriceWaterhouse Coopers), where he worked from 1978 to 1997. Mr. Lerch is a graduate of the University of Notre Dame.

James M. Callaghan was elected Vice President of the Company and President of Transmedia Restaurant Company Inc., a subsidiary, in 1994. He was also a director of the Company from 1991 to 1998. Mr. Callaghan joined the Company in 1989 and served as its Executive Vice President, Vice President, Sales and Marketing and Treasurer. On September 30, 2001, Mr. Callaghan retired from his position as President of IRG and remains an employee of the Company.

Keith E. Kiper was elected Secretary in 2001. He joined the Company in 2000 as Vice President and Corporate Counsel. Prior to that time, he had been in private practice in Boston, Massachusetts.

Gregory Borges was elected Treasurer of the Company in 1992. He joined the Company in 1985 as Controller.

Item 2.  Properties
-------------------

The principal leased properties of Transmedia and its subsidiaries are set forth in the following table.

-----------------------------------------------------------------------------------------------------------------------
Location                                           Monthly Rent                Terms of Lease         Square Footage
-----------------------------------------------------------------------------------------------------------------------
Miami - call center, processing, and
executive office                                      $42,000                05/01/01 - 04/30/04           22,430
-----------------------------------------------------------------------------------------------------------------------
New York - Sales                                       12,250                09/01/01 - 10/31/06            3,000
-----------------------------------------------------------------------------------------------------------------------
Chicago - Sales                                         3,987                08/01/98 - 07/31/04            1,876
-----------------------------------------------------------------------------------------------------------------------
Boston - Sales                                          4,618                09/01/00 - 08/31/03            1,500
-----------------------------------------------------------------------------------------------------------------------
Los Angeles - Sales                                     3,913                06/01/01 - 05/31/06            2,057
-----------------------------------------------------------------------------------------------------------------------
San Francisco - Sales                                   3,871                05/15/98 - 05/14/03            1,254
-----------------------------------------------------------------------------------------------------------------------
Philadelphia - Sales                                    2,660                10/01/98 - 09/30/03            1,641
-----------------------------------------------------------------------------------------------------------------------
Dallas - Sales                                          2,158                11/01/98 - 10/31/03            1,355
-----------------------------------------------------------------------------------------------------------------------
Potomac, MD - Sales                                     4,808                01/01/01 - 12/31/03            1,923
-----------------------------------------------------------------------------------------------------------------------

Item 3.  Legal Proceedings
--------------------------

We are involved in various legal proceedings. While it is not currently possible to predict or determine the outcome of these proceedings, it is the opinion of our management that the outcome of any of these shall not have a material adverse effect on our financial position or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II
-------

Item 5.  Market for our Common Stock and Related Shareholder Matters
--------------------------------------------------------------------

On August 5, 1999, the New York Stock Exchange ("NYSE") notified us of the pending adoption of amendments to its continued listing criteria and of our noncompliance with the new standards which required, in part, that both market capitalization and stockholders' equity be at least $50 million. In accordance with the requirements of the notification, we submitted to the NYSE an 18-month plan to come into compliance with the new criteria. On September 16, 1999, the NYSE advised us that our plan had been accepted and that our common stock and our Series A Senior Convertible Redeemable Preferred Stock would continue to be listed on the Exchange.

On April 5, 2001, the New York Stock Exchange advised us that while we were in compliance with the market capitalization threshold it intended to de-list our common stock and our Series A Senior Convertible Redeemable Preferred Stock since we had not met the minimum stockholders' equity requirement of $50 million. Effective April 16, 2001, our common stock was listed on the American Stock Exchange ("AMEX") under the ticker symbol "TMN". The following table sets forth the high, low and closing prices of our Common Stock for each fiscal quarter of 2001 and 2000.

     Quarter Ended                Low       High     Close
     -------------                ---       ----     -----
     December 31, 1999            $2.125    2.938    2.500
     March 31, 2000                4.563    5.313    5.000
     June 30, 2000                 2.938    5.000    4.250
     September 30, 2000            3.313    4.375    3.750
     December 31,  2000            2.250    3.750    3.000
     March 31, 2001                2.500    3.625    2.900
     June 30, 2001                 2.700    4.090    3.500
     September 30, 2001            2.610    3.640    3.000

No dividends have been paid on our Common Stock for the last two most recent fiscal years. The payment of dividends to holders of common stock, if any, in the future, will depend upon, among other things, our earnings and financial requirements, as well as general business conditions.

On April 16, 2000, our Series A Senior Convertible Redeemable Preferred Stock was reported on the OTC Bulletin Board under the symbol "TMNwp". On November 29, 2001, our Series A convertible preferred stock began trading alongside our common stock on the Philadelphia Stock Exchange under the symbol "TMNpra". Holders of our Series A convertible preferred stock are entitled to receive dividends at the rate of $0.29 per share per annum, at least $0.145 of which is payable in quarterly installments in arrears on the first business day of January, April, July and October. Annual dividends in the amount of $0.145 per share are not payable currently but can be deferred, accrued and be payable upon a conversion or redemption of the Series A preferred shares or liquidation, dissolution or winding up of Transmedia. We, however, may choose to pay any or all deferred dividends currently. Dividends will accrue from and including the issue date to and including the date on which the preferred shares are redeemed or converted or on which the liquidation preference is paid. To the extent not paid, current dividends and deferred dividends will be cumulative. The Series A preferred shares will be entitled to receive cash dividends on an as-converted basis equal to the Common Stock, if dividends are paid on Common Stock. On July 27, 2001, 13,108 shares of preferred stock were converted to 14,405 shares of common stock. At September 30, 2001, the conversion rate of the preferred shares was one preferred share for 1.1141 common shares. Dividends on our Series A preferred shares for the last two most recent fiscal years are as follows:

     Quarter Ended               Cash          Accrued
     -------------               ----          -------

     December 31, 1999           $0.021        0.021
     March 31, 2000               0.036        0.036
     June 30, 2000                0.036        0.036
     September 30, 2000           0.036        0.036
     December 31, 2000            0.036        0.036
     March 31, 2001               0.036        0.036
     June 30, 2001                0.036        0.036
     September 30, 2001           0.036        0.036

The aggregate number of holders of record of our common stock and Series A preferred stock on December 26, 2001 was approximately 2,200 and 300, respectively.

Effective February 1, 2002, the Company will change its corporate name to iDine Rewards Network Inc. and will commence trading under the symbol IRN. A series of announcements and press releases are planned to adequately inform our shareholders, and the investing community in general, prior to the effective date.

Item 6.  Selected Financial Data
--------------------------------

                                                                        Year Ended September 30,
                                                                        -----------------------
                                                                    (thousands except per share data)
                                                                    ---------------------------------
                                                        2001            2000           1999          1998           1997
                                                      --------        --------       --------      --------       --------
Statements of Operations Data:
-----------------------------
Registered card sales                                  $182,714        $103,950       $ 25,942      $     --       $    --
Private label sales                                       7,323          76,677         94,530        95,549        101,301
                                                       --------        --------       --------      --------       --------
Total dining sales                                      190,037         180,627        120,472        95,549        101,301

Net revenues from rights-to-receive                      45,401          36,356         23,882        19,659         21,232

Membership and renewal fee income                         7,009           8,444          8,281         7,321          7,251
Other income                                                776           1,558          2,625         3,161          2,461

Total operating revenues                                 53,186          46,358         34,788        30,141         30,944

Total operating expenses                                 47,450          46,831         40,782        37,606         30,246

Operating income (loss)                                   5,736            (473)        (5,994)       (7,465)           698

Other expense                                            (4,318)         (5,682)        (2,404)       (2,971)        (1,382)

Income (loss) before taxes and extraordinary item         1,419          (6,155)        (8,398)      (10,436)          (684)

Income tax benefit (provision)                              (85)             --         (2,000)        2,600            260

Extraordinary item, loss on early extinquishment
 of debt, net of tax                                         --          (1,623)            --            --             --


Net income (loss)                                      $  1,334        $ (7,778)      $(10,398)     $ (7,836)      $   (424)
                                                       ========        ========       ========      ========       ========

Per Share Data:
--------------------------------------------
Income (loss) before taxes and extraordinary               0.01            (.51)          (.80)         (.67)          (.04)
 items

Extraordinary item, loss on early extinquishment
 of debt                                                     --            (.12)            --            --             --

Net income (loss)
          Basic and Diluted                                0.01            (.63)          (.80)         (.67)          (.04)
Weighted average number of common and common
 equivalent shares outstanding:
          Basic                                          15,983          14,149         13,043        11,773         10,166
          Diluted                                        16,281          14,149         13,043        11,773         10,166

Balance Sheet Data:
------------------
Total assets                                           $108,320        $121,581       $119,710      $ 74,425       $ 72,685
Revolving securitization                                 55,500          59,625             --            --             --
Long-term debt:
          Recourse                                           --              --         10,000            --             --
          Non-recourse                                       --              --         33,000        33,000         33,000
Redeemable preferred shares                               9,695          10,000             --            --             --
Stockholders' equity                                     20,135          20,806         18,113        27,734         25,304
Debt to total assets                                         --              --             36%           44%            45%
Earnings to fixed charges                                   122%             17%          -109%         -245%            73%
Cash dividends per common share                           $0.00        $   0.00       $   0.00      $   0.02       $   0.02

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                            (Dollars in thousands)
                            ----------------------

Revenue Recognition

The Company recognizes gross dining sales as revenue when our members dine in one of our participating restaurants. Revenue is only recognized if the member dining transaction qualifies for a reward or savings in accordance with the rules of the particular dining program. The amount of revenue recognized is that portion of the total spending by the member that the Company is entitled to receive in cash, in accordance with the terms of the contract with the restaurant. For the typical cash advance based contract where we have acquired or prepaid for food and beverage credits on a wholesale basis, we often leave some portion of the member's dining spend with the merchant to provide liquidity for payment of sales tax and tips. For example, if the total dining spend by the member is one hundred dollars at our participating restaurants, as evidenced by the full amount of the credit card transaction, and our contract provides for us to leave behind 20%, the amount of gross dining sales recognized is eighty dollars representing what we will actually realize in cash. Similarly, for members' dining transactions at restaurants in the revenue management program where we have not advanced cash and the rewards or savings may vary by the time of day or day of the week, revenue is only recognized to that extent that we are contractually entitled to receive cash for a portion of the member's spend. The same one hundred dollar transaction referred to above in a revenue management restaurant may only yield thirty dollars in cash to be realized however, there was no cash advanced, the transaction has less risk, and there is no cost of the rights to receive sold.

Results of Operations (2001 versus 2000)
----------------------------------------

Gross dining sales for the fiscal year ended September 30, 2001 increased 5.2% to $190,037 as compared to $180,627 for the year ended September 30, 2000. The conversion of our private label membership and restaurant base to the registered card platform, substantially completed in August 2000, resulted in a decrease in private label sales of $69,354 in fiscal 2001 when compared to the prior year. This decrease was more than offset by the increase in the registered card sales of $78,764.

Gross member dining spend in participating restaurants that qualified for rewards and savings in fiscal 2001 increased an estimated 14% to approximately $258 million compared to approximately $225 million in fiscal 2000. The increase in gross member dining spend exceeded the increase in actual gross dining sales recognized as a result of the continued implementation of the program with restaurants to allow for more cash to be left with the merchant per transaction in exchange for a more favorable ratio of cash for food and beverage credits. Consequently, the Company realized less cash per transaction, but with the improved funding ratio, at a more favorable dining margin.

Sales in traditional Transmedia territories declined $4,014 from $163,932 during fiscal 2000 to $159,918 during fiscal 2001. Although these territories had decreased sales, the actual member spend increased over prior year as discussed above. The main declines were in the markets of New York, Chicago, San Francisco, Philadelphia and Miami. These declines were somewhat offset by higher sales in Los Angeles, Atlanta, Dallas, the Carolinas, Phoenix and the west coast of Florida.

Franchises repurchased in fiscal 2000 accounted for additional sales of $9,347 when comparing fiscal 2001 with prior year. The Washington DC franchise repurchased in June 2000, the New Jersey franchise repurchased in March 2000 and the San Antonio franchise repurchased in December 1999 had $5,848, $3,057 and $442, respectively, of additional sales when comparing fiscal 2001 with the prior year.

Territories in which we did not do business prior to the acquisition of Dining A la Card ("DALC") had an increase in sales of $2,261 from $8,387 in fiscal 2000 to $10,648 in fiscal 2001. Territories with significant increases were Hawaii, Las Vegas, Kansas City and Minneapolis. We expect these markets to continue to grow in the future.

In late fiscal 2000 and during fiscal 2001, we expanded into new territories such as Columbus, Cincinnati, New Orleans, Salt Lake City, Pittsburgh, Buffalo/Rochester and Louisville. These and other new markets accounted for an additional $1,816 in sales during fiscal 2001 with $639 and $561 coming from Columbus and Cincinnati, respectively. We anticipate continued growth and further expansion in the new markets in the coming year.

Leveraging our national position in the fine dining rewards space along with capitalizing on the conversion to universal use of the registered card, we have focused on large partner marketing opportunities to efficiently grow our base of enrolled accounts and active members. Expansion of the airlines relationships and their frequent flyer files, the wider acceptance of the "expense management program" which involves registering corporate credit cards and rebating savings back to the participating company, and alliances with other reward programs, have resulted in significant increases in our enrolled account base. Enrolled accounts at September 30, 2001 and 2000 were approximately 6,650,000 and 3,150,000, respectively. Credit cards registered associated with the enrolled accounts totaled 8,566,000 at September 30, 2001 compared to 4,266,000 a year earlier. Of the 6,650,000 accounts at September 30, 2001, approximately 1,750,000 were non-airline accounts of which 600,000 were corporate card accounts and 450,000 from alliance with reward partners versus 1,000,000 non-airline accounts of which 350,000 were corporate card accounts and 50,000 from alliances with other rewards partners in the prior year. Airline accounts accounted for approximately 74% of total accounts and 46% of sales during fiscal 2001 compared to 68% of total accounts and 40% of sales during the prior year. Airline accounts do not pay membership fees and typically receive rebates in the form of frequent flyer miles.

At September 30, 2001, the average Rights to receive balances per participating merchant were approximately $8.8 and $9.8 at September 30, 2001 and 2000, respectively. The Rights to receive turnover for the combined funded portfolio for fiscal 2001 is 1.30 or 9.22 months on hand compared to 1.19 or 10.10 months on hand in the prior year.

Cost of sales decreased to $103,832 or to 54.6% of gross dining sales down from $105,239 or to 58.3% a year earlier. The reduction in cost of sales is directly related to the conversion of the acquired DALC portfolio of restaurants. Prior to the acquisition, DALC often competed against us on price, offering merchants an advance rate less than our customary rate of 2:1 without the level of secured interest that we required. While this provided for a faster turn of the rights to receive, it also resulted in a higher cost of rights to receive sold and a more at-risk investment. As these acquired contracts came up for renewal, they were re-signed and converted by us to the 2:1 rate. While this initially resulted in a somewhat slower turn, the individual dining transactions are more profitable due to the corresponding lower cost of the Rights to receive consumed. The provision for Rights to receive losses, which are included in cost of sales, increased to $8,586 or 4.5% of gross dining sales in 2001, compared to $7,391 or 4.1% in the prior year period due to the increased allowance recorded principally for the additional collection risk associated with the registered card process . With the registered card programs, we collect payment for qualified dines from the merchant primarily via an electronic funds debit processed daily, while with the private label program, we collected directly from the members (i.e., we processed the receipts through the members electronically linked credit card accounts, and the full amount of the funds billed to the credit card is remitted directly to us). Processing fees based on transactions processed, and included in cost of sales, decreased as a percentage of gross dining sales from 2.2% for fiscal 2000 to slightly less than 1.0% for fiscal 2001, reflecting the lower processing cost per transaction with the registered card program versus the private label.

Member savings and rewards increased $1,772 or 4.5% when comparing fiscal 2001 to prior year. However, as a percentage of sales, member savings and rewards decreased slightly from to 21.6% in 2000 to 21.5% in 2001. The slight reduction is mainly a result of the increased spending by frequent flyer members and other rewards participants who receive an alternate currency other than cash as the dining benefit. These alternate currencies have an effective cost that is lower than the cash benefit, principally as a result of the volume discount available to us through the airlines. Additionally certain revenue management and multi-unit restaurant transactions have a reduced level of benefit from the conventional rate. Finally, the corporate expense reduction program introduced in fiscal 2001 has a feature whereby the rebates back to the corporate partners are not paid until a certain level of qualified spend is achieved by their employees. These foregone savings are deferred and recognized on an effective rate basis as a reduction in the overall savings and rewards expense.

Membership and renewal fee income decreased to $7,009, of which $151 was initial fee income in 2001, compared to $8,444, of which $1,654 was initial fee income in 2000. The decreased initial fee income is reflective of the change in our marketing strategy in fall of 1999. Marketing of the fee-based membership was reduced significantly due to changes in the regulatory environment regarding direct marketing solicitations. Our marketing strategy has shifted to focus mainly on marketing a no-fee dining program to key affinity and loyalty partners where we can take advantage of the registered card platform and enroll large quantities of accounts at a very low cost of acquisition and solicitation. One such program is the aforementioned corporate card programs geared towards assisting companies in reducing their travel and entertainment expense. Participating companies enroll their corporate card accounts with us and after the required spend by the employee, the participating company receives a monthly check for the aggregate benefits earned by their employees when dining out. We anticipate that a number of significant additional corporate programs will continue to be added next year. Our strategy is also to continue to enroll members of the airline mileage programs for which there is also no fee but very little acquisition cost and a lower cost of rewards. Fee income, which is now principally renewal fees from the cash reward iDine Prime members, is recognized over a twelve-month period beginning in the month the fee is received. Cardholder membership fees are cancelable and refunded to members, if requested, on a pro rata basis based on the remaining portion of the membership.

Other operating revenue decreased $782 from $1,558 for the year ended September 30, 2000 to $776 for the current year mainly as a result of a decrease in continuing franchise fee and royalty income. Continuing franchise fee and royalty income decreased for the year ended September 30, 2001 to $0 from $568 in the prior year. In June 2000, we completed the reacquisition of the last of our franchises. As such, there were no franchise royalty fees collected in fiscal 2001.

Selling, general and administrative expenses decreased $875 or 3.9% to $22,431 when comparing fiscal 2001 to prior year. The reduction in expenses relating to the development of the iDine.com website in the prior year is the main reason for the decrease during fiscal 2001. We launched our e-commerce dining venture, iDine.com in April 2000. Expenses recognized in fiscal 2000 associated with iDine.com related to business plan development, business concept definition and testing, deal support during venture capital negotiations, project management, and support costs. The costs associated with the startup of iDine.com were substantially incurred in fiscal 2000. Support costs and personnel relating to iDine.com, have been integrated and are no longer maintained as a separate division. Another significant component decrease for the year ended September 30, 2001 was professional fees of $428. These decreases were somewhat offset by increases in programming and systems of $845, depreciation of $513 and printing and postage of $214.

Salaries and benefits increased $4,120 or 32.5% from $12,683 in fiscal 2000 to $16,803 in the current year mainly as a result of higher head count levels (226 and 254 employees at September 30, 2000 and 2001, respectively), principally in marketing and information technology as well as severance and bonus for fiscal 2001.

Sales commission and expenses increased $670 or 13.8% from $4,842 for fiscal 2000 compared to $5,512 for fiscal 2001. The increase is due mainly to the increased level of dining sales as well as special incentives commission paid to sales personnel in an effort to increase restaurant count.

In 2001, member and merchant marketing expenses were $3,579 versus $6,875 in 2000, a decrease of $3,296 or 47.9%. Included in member and merchant marketing expenses is the amortization of deferred acquisition costs, which amounted to $55 in 2001 and $1,654 in 2000. Acquisition expenses represent the cost of acquiring members and restaurants and consist primarily of direct-response advertising costs incurred in excess of fees received and amortization of previously deferred costs and costs associated with soliciting no-fee members. We previously used various direct marketing techniques at different levels of cost to solicit new members. Consumer privacy regulations adopted in 1999 required us to change our methods of solicitations of members. Acquisition costs capitalized in 2001 and 2000 were $0 and $153, respectively due to the previously discussed change in marketing strategy away from individual solicitation to large affinity and loyalty partners where the dining savings becomes an embedded benefit to the partners' membership constituency and enrollment of accounts is expedited by the efficient registration of their credit cards. During fiscal 2001, we aggressively pursued our large credit card file partners and our corporate expense management program. Since no fees are generated from these programs, there are no costs capitalized. The change in marketing to the large credit card and affinity partners resulted in lower member and merchant marketing cost in fiscal 2001 compared to prior year. However, in order to establish and manage these large affinity partner relationships, we reinvested the savings by hiring additional personnel to strengthen our internal marketing group, evidenced by the increase in salaries and benefits previously mentioned.

Other expense, net of income in 2001 amounted to $4,317 versus 5,682 in 2000, a decrease of $1,365. The principal reasons for the change was a decrease of $1,233 in interest expense and financing costs in 2001. Although the effective rate of the securitization decreased only slightly from 8.9% during fiscal 2000 to 8.7% during 2001, the average outstanding balance decreased from $62,062 in fiscal 2000 to $56,647 in fiscal 2001. While we have experienced favorable interest rates with our securitization in the latter part of fiscal 2001, particularly in the fourth quarter, the extension fee paid in December 2000, and to a lesser extent the facility renewal fees paid in May 2001, had an adverse impact on the effective rate for the year but still resulted in a lower cost of financing compared to the prior year. It should be noted that prior to entering into the securitization in December 1999, we financed the purchase of DALC with a bridge loan from the bank and short term borrowings from an affiliate. These loans had a much higher interest rate than the current securitization.

Income before taxes was $1,419 in fiscal 2001 compared to a loss of $6,155 in 2000. A net operating loss carryforward of $11,911 was available at September 30, 2001. The net deferred tax asset, principally related to the net operating loss carryforward and the provision for losses on rights to receive remains fully reserved.

On December 30, 1999, we entered into an $80,000 revolving securitization of the combined Rights to receive of both the private label and the registered-card dining programs. The securitization was privately placed through an asset backed commercial paper conduit. The proceeds drawn down at closing, approximately $65,000 based on a borrowing base formula, were utilized to terminate and payoff $33,000 in non-recourse notes from the 1996 securitization and $27,000 outstanding under a bridge loan. The early extinguishment of the 7.4% notes resulted in an extraordinary charge of $1,623 or 12 cents per share in fiscal 2000. Capacity at September 30, 2001 was $57,690 and the outstanding borrowings at that date was $55,500. Net income was $1,334 or $0.01 per share for fiscal 2001 compared to a net loss of $7,778 or $.63 per share in fiscal 2000.

Results of Operations (2000 versus 1999)
----------------------------------------

Gross dining sales for the fiscal year ended September 30, 2000 increased 49.9% to $180,627 as compared to $120,472 for the year ended September 30, 1999, primarily reflecting a full twelve months of registered card dining sales associated with the acquisition of DALC which occurred on June 30, 1999. Registered card sales for the fiscal year ended September 30, 2000 and 1999 were $85,174 and $25,942, respectively. Fiscal 1999 results reflect three months of registered card sales associated with the acquisition.

In March 2000, we initiated a plan to convert our private label membership and restaurant base to the registered card platform. With the registered card program, members enrolled in the program simply register a valid major credit card with us, and then present their registered card while dining at a participating restaurant. Based on our agreements with various processors and presenters throughout the country, we receive transaction data for participating merchants. These transactions are then matched to the current registered card file. These matched transactions are qualified via business rules as to whether they are eligible for a rebate. Qualified transactions are then used to provide member savings or alternate currency benefits, as well as to invoice and collect from merchants, principally via an electronic debit to their bank account. This conversion was completed in August 2000. Registered card sales associated with converted private label members were $18,776 for the fiscal year ended September 30, 2000.

Actual sales for our private label program decreased 18.9% to $76,677 compared to $94,530 for the year ended September 30, 1999. As more and more private label members started using their registered credit card instead of the private label card, private label sales declined, with a corresponding increase in the registered card program.

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

Registered card accounts at September 30, 2000 and 1999 were approximately 3,150,000 and 1,700,000, respectively. Of these accounts, 1,000,000 were non-airline accounts of which 350,000 were corporate card accounts and 50,000 from alliances with other rewards partners. Airline accounts, which accounted for approximately 68% of total accounts and approximately 40% of sales, do not pay membership fees and typically receive rebates in the form of frequent flyer miles.

At September 30, 2000, the combined average Rights to receive balance per participating merchant were approximately $10 and $8 at September 30, 2000 and 1999, respectively. The Rights to receive turnover for the combined portfolio for fiscal 2000 is 1.09 or 10.99 months on hand compared to 1.16 or 10.36 months on hand, in the prior year.

Cost of sales increased to 58.3% of gross dining sales up slightly from 58.2% a year earlier. The increase in cost of sales is directly related to the addition of the acquired DALC registered card portfolio which was traditionally offered to merchants at an advance rate less than our customary private label rate of 2:1, and therefore, results in a somewhat higher cost of sales than the private label portfolio. The acquisition was completed in June 1999, and therefore the results of fiscal 1999 reflect only three months with this portfolio versus the full twelve months reflected in fiscal 2000. The increase would have been greater, if not for the fact that the majority of those contracts renewed by us were converted to the 2:1 rate during fiscal 2000. While this initially results in a somewhat slower inventory turn, the individual dining transactions are more profitable due to the corresponding reduction in the cost of the Rights to receive consumed. The provision for Rights to receive losses, which are included in cost of sales, increased to $7,391 or 4.1% of gross dining sales in 2000, compared to $4,088 or 3.4% in the prior year period due to the additional allowance recorded for collection from registered card merchants. With the registered card programs, we collect payment for qualified dines from the merchant, while with the private label program, we collected directly from the members (i.e., we processed the receipts through the members electronically linked credit card accounts, and the full amount of the funds billed to the credit card is remitted directly to us). Processing fees based on transactions processed, and included in cost of sales, decreased as a percentage of gross dining sales from 3.0% for fiscal 1999 to 2.2% for fiscal 2000, reflecting the impact of the lower processing cost per transaction with the registered card program versus the private label.

Member savings and rewards as a percentage of sales decreased slightly from to 22.0% in 1999 to 21.6% in 2000. The majority of the registered card members are enrolled in the airline program and typically earn ten miles for each dollar spent at participating merchants. We purchase airline mileage from the airlines on an as needed basis at a contractual rate that allows us to effectively reduce the cost of the member rebate in the airline program to less than that of the conventional 20% cash rebates. Fiscal 2000 reflects twelve months of registered card usage versus only three months in fiscal 1999.

Membership and renewal fee income increased to $8,444, of which $1,654 was initial fee income in 2000, compared to $8,281, of which $3,387 was initial fee income in 1999. The increase in renewal fees is mainly as a result of a full year's renewal fees on the members acquired through the purchase of DALC. Renewal fees recognized for these members during the year ended September 30, 2000 were $1,088 versus $53 for the same period in the prior year. The decreased initial fee income is reflective of the change in our marketing strategy in fall of 1999. Marketing of the fee-based private label membership was reduced significantly due to changes in regulatory environment regarding direct marketing solicitations. Our marketing strategy has shifted to focus mainly on marketing to key partner affinity programs. Our strategy is also to continue to enroll members of the airline mileage programs for which there is very little acquisition cost and the rebate percentage tends to be lower and also to commence marketing a fee-based registered card. Fee income is recognized over a twelve-month period beginning in the month the fee is received. Cardholder membership fees are cancelable and refunded to members, if requested, on a pro rata basis based on the remaining portion of the membership.

Other operating revenue decreased $1,067 when comparing the year ending September 30, 2000 to the prior year mainly as a result of a decrease in continuing franchise fee and royalty income as well as processing income. Continuing franchise fee and royalty income decreased for the year ended September 30, 2000 to $568 from $1,073 in the prior year. In June 2000, we completed the reacquisition of the last of our franchises. As such, franchise royalty fees have ceased at that date. Processing income which represents the net fees charged to restaurants when the Company serves as merchant of record for processing all other non-Transmedia point of sale transactions has decreased for the year ended September 30, 2000 to $915 from $1,402 in the prior year.

Although overall selling, general and administrative expenses increased $4,001 or 21.7% over the prior year, it decreased from 15.3% in fiscal 1999 to 12.4% in fiscal 2000 as a percentage of gross dining sales. There are two main factors contributing to the increased dollar amount of expenses during fiscal 2000. First, we launched our e-commerce dining venture, iDine.com in April 2000. Expenses recognized in fiscal 2000 associated with iDine.com were approximately $3,501. Some significant component increases for the year ended September 30, 2000 were printing and postage of $987, mostly related to the mailing of member correspondence related the conversion from the private label program to the universal registered card program, depreciation and amortization of $627, rent and other expenses of $410 associated with the increased corporate office space, and startup cost relating to business plan, business concept definition and testing, deal support during venture capital negotiations, project management for the iDine.com venture of $2,371. Offsetting these increases during the year ending September 30, 2000, were declines in professional fees of $145 and telephone expense of $358 from the prior year.

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

Sales commission and expenses increased $1,597 or 49.2% from $3,245 in fiscal 1999 to $4,842 in fiscal 2000. The main reason is the increased sales in fiscal 2001 which results in a corresponding increase in the commission paid on those sales. Also, during fiscal 2000 special incentive commissions were paid for the conversion of restaurants from the private label program to the registered card platform.

In 2000, member and merchant marketing expenses were $6,875 versus $6,447 in 1999, an increase of $428. Included in member and merchant marketing expenses is the amortization of deferred acquisition costs, which amounted to $1,654 in 2000 and $3,335 in 1999. We previously used various direct (one-on-one) marketing techniques at different levels of cost to solicit new members. Consumer privacy regulations adopted in 1999 required us to change certain methods of solicitations that had resulted in favorable response rates. Costs capitalized in 2000 and 1999 were $153 and $4,184, respectively. Included in member and merchant marketing expenses was approximately $1,836 relating to the write down of our inventory of plastic cards as well as fees for artwork used to make the Transmedia private label card. The conversion to the registered card program rendered the inventory of plastic card obsolete. The cost of the plastic cards was amortized over the estimated conversion period of nine months which ended September 30, 2000. Prospective members continue to be solicited through direct mail on a greatly reduced basis, and also through the use of affinity and loyalty programs with major credit card issuers and corporations. Third party and strategic marketing partners are compensated through a commission on fees received, and to a lesser degree, on an activation basis or through wholesaling of the fee based card. The mix of solicitation programs used has a direct correlation to the overall acquisition cost per member and the spending profile of members acquired.

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

Earnings before taxes amounted to a loss of $6,155 in 2000 compared with loss of $8,398 in 1999. A net operating loss carryforward of $17,791 was available at the year ended September 30, 2000. The net deferred tax asset principally related to the net operating loss carryforward remains fully reserved.

On December 30, 1999, we entered into an $80,000 revolving securitization of the combined Rights to receive of both the private label and the registered-card dining programs. The securitization was privately placed through an asset backed commercial paper conduit. The proceeds drawn down at closing, approximately $65,000 based on a similar borrowing base formula used in the bridge loan, were utilized to terminate and payoff $33,000 in non-recourse notes from the 1996 securitization and $27,000 outstanding under a bridge loan. The early extinguishment of the 7.4% notes resulted in an extraordinary charge of $1,623 or 12 cents per share. At September 30, 2000, the balance outstanding under the new revolving securitization was $59,625.

Net loss was $7,778 or $.63 per share in 2000, versus net loss of $10,398 or $.80 per share in 1999.

Liquidity and Capital Resources
-------------------------------

Our working capital decreased to $12,188 at September 30, 2001 from $17,216 at September 30, 2000. This resulted principally from the execution of a Payment and Termination of Exclusivity Agreement (the "Agreement") with GE Financial Assurance ("GEFA"), the parent of SignatureCard, to extinguish all obligations associated with the DALC acquisition. The Agreement also eliminated SignatureCard's exclusivity rights in dealing with the airline frequent flyer member files, and fully resolved and terminated the joint marketing and revenue sharing relationship. In consideration for the above, the Company paid GEFA $3,800 in cash and honored GEFA's right to put 400,000 shares held by it as part of the acquisition consideration, at a value of $8 per share. This put right was exercised and the Company paid GEFA $3,200 in two equal installments on January 17 and on February 13, 2001. Transmedia also cancelled 160,000 options of the original 400,000 issued as part of the original DALC purchase price, leaving

SignatureCard with 240,000 options which must be exercised by June 30, 2002 at a strike price of $4.00. We believe that the clear and direct access we now have to the airline partners has had and will continue to have a very favorable impact on our operating results.

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

Borrowing capacity under the facility is recalculated weekly based on a formula driven advance rate applied to the current balance of Rights to receive that are eligible to be securitized. The advance rate is determined based on recent sales trends and months on hand of Rights to receive. Capacity at September 30, 2001 and 2000 was $57,690 and $60,663, respectively, and the outstanding borrowings at those dates were $55,500 and $59,625, respectively. The facility provides various restrictive covenants regarding collateral eligibility, concentration limitations and also requires the Company to maintain net worth of at least $24,000. At September 30, 2001 the company was in compliance with the covenants.

The interest rate applicable to the new facility is the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper ("CP") having a term equal to the related CP tranche period that may be sold by any placement agent or commercial paper dealer selected by the conduit on the first day of such CP tranche period, plus the amount of any placement agent or commercial paper dealer fees and commissions incurred or to be incurred in connection with such sale. At September 30, 2001 and 2000, the effective interest rate for the facility was 8.6 % and 8.9% per annum, respectively.

The conduit requires that a liquidity facility be provided by an A1/P1 rated financial institution in the amount equal to 102% of the securitization amount. This liquidity facility must be renewed annually. Our primary bank, the Chase Manhattan Bank, provided the liquidity facility in the initial year and indicated a desire to syndicate all or a portion of the liquidity facility, or alternatively, bring in a co-purchaser conduit for a percentage of the securitization. On December 27, 2000, the credit agreements were amended to provide an extension of the initial term for 90 days to March 28, 2001 to complete the syndication and our borrowing capacity limit was reduced to $60,000. The credit agreements were further extended by Chase to the earlier of the closing of a co-purchase arrangement or June 28, 2001. An extension fee of $600 was paid to Chase on December 26, 2000.

On May 18, 2001, the Company signed an agreement with BMO Nesbitt Burns Corp for it to act as a 50 percent co-purchaser on the $80,000 facility with Chase. The Company also simultaneously closed the amended financing agreement and paid fees of approximately $600. The credit agreement was renewed for a new 364-days renewable term and the overall facility reverted to the original amount of $80,000. There were no other material changes to the terms of the facility. In the event that the syndications are not renewed, an alternative asset backed financing vehicle may be established or the outstanding borrowings under the securitization may be converted to a term loan. The Company believes that the revolving nature of the securitization facility, the ability to increase capacity for growth and the current favorable interest rate environment make this an attractive financing vehicle. It is the Company's present intention to renew the securitization in May 2002 and establishing another liquidity facility to support it. Management is not aware of any matters or issues that would preclude renewal, should we elect to do so.

We previously financed rights to receive under a fixed rate revolving securitization originated in 1996 (the 1996 facility). Under this facility, $33,000 of fixed rate securities were issued in a previous private placement to various third party investors. The private placement certificates had a five-year term before amortization of principal and had an interest rate of 7.4%.

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
                                                       ======

Rights To Receive
-----------------

Compared to prior year, our inventory of Rights to receive, net of allowance, increased by $408 to a total of $68,782 at September 30, 2001.

                         Analysis of Rights to Receive

                                                                   2001                 2000                1999
                                                               --------             --------            --------
Rights to receive, beginning of year                           $ 68,374             $ 76,454            $ 42,347
Acquisition of Registered Card
 Rights to receive in DALC transaction, net                          --                   --              40,782
Purchase of Rights to receive                                   103,009               95,564              60,053
Write-offs of Rights to receive                                  (8,986)              (9,518)             (3,871)
                                                               --------             --------            --------
                                                                162,397              162,500             139,311
                                                               --------             --------
Cost of Rights to receive, included in cost of
 sales                                                         --------               94,126              62,857
                                                                 93,615             --------            --------
                                                               --------
Rights to receive, end of year                                 $ 68,782             $ 68,374            $ 76,454
                                                               ========             ========            ========

We believe that continued increase in the number of restaurants that participate in the registered card dining programs is essential to attract and retain members. We strive to constantly manage the dynamics of each market by balancing the Rights to receive acquired to the member demand. This balance is critical to achieving the participating restaurants objectives of incremental business and yield management and the members' desire for an adequate amount of desirable dining establishments. Management believes that the purchase of Rights to receive can be funded generally from cash generated from operations, and from funds made available through the securitization. Also, new programs such as revenue management does not require any cash outlay.

Rights Offering
---------------

On November 9, 1999, the Company completed a Rights Offering to existing shareholders resulting in the issuance of 4,149,378 convertible, redeemable preferred shares. The preferred shares have a dividend rate of 12%, of which 6% is payable in cash, quarterly in arrears, and the remaining 6% accrues unless otherwise paid currently at the Company's discretion, until conversion by the holder. During fiscal year 2001 and 2000, the Company declared dividends in the amount of $1,204 and $1,079, respectively. Each preferred share may be converted into common stock at the option of the holder at any time. The initial rate of conversion was one to one. Subsequent conversion rates are higher to the extent of the deferred dividend accruing at 6% and any unpaid cash dividends. If not previously converted, the Company may commence redemption of the preferred shares on the third anniversary of the rights offering. On July 27, 2001, 13,108 shares of preferred stock were converted to 14,405 shares of common stock. At September 30, 2001, the conversion rate of the preferred shares was one preferred share for 1.1141 common shares.

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

Private Placement
-----------------

We rolled out our new Internet dining venture nationally during the second half of the previous year. Execution of the e-commerce initiative was initially executed through iDine.com, a wholly owned subsidiary. The on-line product allows restaurateurs to create special incentives and promotions through the iDine website on specific days of the week and/or times of the day in order to drive incremental traffic when they need it most. Consumers have their choice of savings benefits in points or cash and may convert the points into either complimentary dining or frequent flyer miles. The website may also allow for on-line reservations, features national restaurant listings and access to reviews. The on-line initiative has broadened the amount and type of savings and rewards offered to consumers as well as expanded the participating restaurant base by providing restaurant operators with a full suite of yield management products.

Development of the e-commerce product was financed by corporate capital and through a $10,000 private placement. In the first tranche of the private placement which closed on May 1, 2000, we issued 904,303 shares of our common stock at $4.5625 and warrants to purchase an additional 1,808,606 shares of our common stock, half of which have an exercise price of $5.93 and the other half of $7.30. The warrants will expire on April 28, 2005. We received proceeds from the share issuance in the amount of $4,126. The second tranche has the same price per share of common stock and exercise prices for the warrants as the first tranche. The second tranche which closed on August 21, 2000, consisted of the sale of an aggregate of 1,287,480 common shares, accompanied by 2,574,960 warrants. We received proceeds from this share issuance in the amount of $5,874. Funds obtained from the private placement were utilized for development of the e-commerce venture.

General
-------

Capital expenditures over the past three fiscal years were $11,330 of which $4,188 related to fiscal 2001. Capital expenditure decreased $848 in fiscal 2001 compared to prior year. The main reason for the decrease in capital expenditure was that during the prior year we launched the e-commerce initiative and expenditures consisted mainly of website development, computer hardware and software technology necessary to support the operation of the dining programs, the Member Service Center and the integration of the registered card platform. Although we continue to have expenditures pertaining to the website development, these cost have been reduced in the current year. We believe that cash on hand at September 30, 2001, together with cash generated from operations and available under the securitization facility will satisfy our normal operating capital needs during the 2001 fiscal year.

SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. A valuation allowance was previously provided for the net deferred tax assets as of September 30, 2000, due to our recurring losses. The valuation allowance at September 30, 2001 and 2000 was $9,217 and $9,260, respectively. The net deferred tax asset relates primarily to net operating loss carryforwards which are available through 2020 and amount to $11,911 at September 30, 2001.

Operating activities during fiscal 2001 resulted in net cash provided of $8,708. However, further expansion into new markets and planned increases in existing markets could reverse this trend depending on the rate of growth management deems appropriate. As described in the above paragraph, funds generated from operations, as well as capacity under the securitization, should be sufficient to fund such growth over the next twelve months.

Cash used in investing activities was $11,309 in the fiscal year ended September 30, 2001, compared with $8,980 and $38,148 used in 2000 and 1999, respectively. Cash utilized in investing activities were due primarily to the termination of the exclusivity agreement with GEFA, investment in short term securities, and the development and acquisition of computer hardware and software necessary for the e-commerce operation and our website. Management believes that cash to be used in investing activities associated with capital expenditures in the fiscal year ended September 30, 2001 will be approximately $3,900.

Cash flows used by financing activities were $9,951 for the fiscal year ended September 30, 2001, compared with cash flows provided by financing activities of $9,457 in 2000 and $39,098 in 1999. In 2001, the principal use of cash flow was $4,125 paydown of the revolving securitization, redemption of the GEFA put options on common stock for $3,200, repayment of $2,000 in notes payable issued in the repurchase of the Potomac franchise, and $1,203 paid as preferred dividends.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risk, including changes in interest rates. Market risk is the potential loss arising from adverse changes in the market rates and prices, such as interest rates. Our exposure to market risk for changes in interest rates is limited to the exposure related to our debt instruments used to finance the purchase of Rights to receive and short term investments which are tied to market rates. On December 30, 1999, we entered into the $80,000 revolving securitization of the combined Rights to receive of both the private label and the registered card dining programs. The securitization was privately placed through an asset backed commercial paper conduit. The interest rate applicable to this facility is the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper ("CP") having a term equal to the related CP tranche period that may be sold by any placement agent or commercial paper dealer selected by the conduit on the first day of such CP tranche period, plus the amount of any placement agent or commercial paper dealer fees and commissions incurred or to be incurred in connection with such sale. As of September 30, 2001, we had $55,500 million outstanding under this securitization. The commercial paper and the interest payment are subject to interest rate risk. If market interest rates were to increase immediately and uniformly by 100 basis points at September 30, 2001, the interest payments would increase by approximately $555. We do not plan to use derivative financial instruments in our investment portfolio. Our short term investments are made according to a policy to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We had investments in equity securities at September 30, 2001 and 2000 of $152 and $1,246, respectively, as well as short term investments in corporate and government bonds of $3,177 and $0, respectively.

                       THIS PAGE INTENTIONALLY LEFT BLANK
                       ----------------------------------

                          Item 8. Financial Statements
                          ----------------------------

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

Independent Auditors' Report                            F - 1

Financial Statements:
    Consolidated Balance Sheets,                        F - 2
      September 30, 2001 and 2000

    Consolidated Statements of Operations               F - 3, 4
      and Comprehensive Income/(Loss)
      for each of the years in the three-year
      period ended September 30, 2001

    Consolidated Statements of Shareholders'            F - 5
      Equity for each of the years in the three-year
       period ended September 30, 2001

    Consolidated Statements of Cash Flows               F - 6, 7
      for each of the years in the three-year
      period ended September 30, 2001

    Notes to Consolidated Financial Statements          F - 8 - 33

    Schedule II - Valuation and Qualifying Accounts     F - 34


                         Independent Auditors' Report


The Board of Directors and
  Shareholders
Transmedia Network Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Transmedia Network Inc. and subsidiaries (the "Company") as of September 30, 2001 and 2000, and the related consolidated statements of operations and comprehensive income
(loss), shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transmedia Network Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2001, in conformity with generally accepted accounting principles in the United States of America.



Fort Lauderdale, Florida
November 13, 2001, except as to note 20, which is as of November 29, 2001

                            TRANSMEDIA NETWORK INC.
                               AND SUBSIDIARIES
                          Consolidated Balance Sheets
                          September 30, 2001 and 2000
                     (in thousands, except per share data)

                                 Assets                                            2001             2000
                                 ------                                            ----             ----
Current assets:
     Cash and cash equivalents                                                 $      7,266     $      19,818
     Short term investments                                                           3,177                 -
     Accounts receivable, net                                                         8,155             9,135
     Rights-to-receive, net                                                          68,782            68,374
     Prepaid expenses and other current assets                                        1,059             2,883
                                                                               ------------     -------------
                   Total current assets                                              88,439           100,210
Securities available for sale, at fair value                                            152             1,246
Property and equipment, net                                                           8,785             8,484
Other assets                                                                          1,121             1,192
Excess of cost over net assets acquired                                               9,823            10,449
                                                                               ------------     -------------

                   Total assets                                                $    108,320     $     121,581
                                                                               ============     =============

                  Liabilities and Shareholders' Equity
                  ------------------------------------

Current liabilities:
     Secured non-recourse revolving debt                                             55,500            59,625
     Accounts payable - rights-to-receive                                             8,772             7,443
     Accounts payable - trade                                                         7,419            10,317
     Accrued expenses and other                                                       3,446             2,601
     Deferred membership fee income                                                   2,690             3,008
                                                                               ------------     -------------
                   Total current liabilities                                         77,827            82,994

Other long-term liabilities                                                             664             4,581
                                                                               ------------     -------------

                   Total liabilities                                                 78,491            87,575
                                                                               ============     =============

Guaranteed value of puts                                                                  -             3,200

Shareholders' equity:
     Preferred stock - Series A, senior convertible redeemable, par value
        $0.10 per share (10,000 shares authorized; 4,136 and 4,149 shares               414               415
        issued and outstanding in 2001 and 2000, respectively)
     Common stock, par value $0.02 per share (70,000 shares authorized;
        15,805 and 16,200 shares issued and outstanding in 2001 and 2000,
        respectively)                                                                   316               316
     Additional paid-in capital                                                      43,150            43,129
     Cumulative other comprehensive income (loss)                                      (250)              833
     Retained deficit                                                               (13,756)          (13,887)
     Treasury stock, at cost, 16 shares in 2001                                         (45)                -
                                                                               ------------     -------------

                   Total shareholders' equity                                        29,829            30,806
                                                                               ------------     -------------

                   Total liabilities and shareholders' equity                  $    108,320     $     121,581
                                                                               ============     =============

See accompanying notes to consolidated financial statements.

                            TRANSMEDIA NETWORK INC.
                               AND SUBSIDIARIES

    Consolidated Statements of Operations and Comprehensive Income (Loss) For each of the years in the three-year period ended September 30, 2001
                    (in thousands, except income per share)

                                                                             2001             2000            1999
                                                                             ----             ----            ----
Operating revenue:
     Sales of rights-to-receive:
        Registered card sales                                           $    182,714     $    103,950     $    25,942
        Private label sales                                                    7,323           76,677          94,530
                                                                        ------------     ------------     -----------

           Gross dining sales                                                190,037          180,627         120,472

        Cost of sales                                                        103,832          105,239          70,110
        Member rewards and savings                                            40,804           39,032          26,480
                                                                        ------------     ------------     -----------

     Net revenue from rights-to-receive                                       45,401           36,356          23,882

     Membership and renewal fee income                                         7,009            8,444           8,281
     Other operating revenue                                                     776            1,558           2,625
                                                                        ------------     ------------     -----------

           Total operating revenues                                           53,186           46,358          34,788
                                                                        ------------     ------------     -----------

Operating expenses:
     Selling, general and administrative expenses                             21,556           22,431          18,430
     Salaries and benefits                                                    16,803           12,683           9,825
     Sales commission and expenses                                             5,512            4,842           3,245
     Member and merchant marketing expenses                                    3,579            6,875           6,447
     Settlement of licensee litigation                                             -                -           2,835
                                                                        ------------     ------------     -----------

           Total operating expenses                                           47,450           46,831          40,782
                                                                        ------------     ------------     -----------

                   Operating income (loss)                                     5,736             (473)         (5,994)

Other income (expense):
     Realized gains on sale of securities available for
        sale                                                                       -               40           1,149
     Interest and other income                                                   747              575             468
     Interest expense and financing cost                                      (5,064)          (6,297)         (4,021)
                                                                        ------------     ------------     -----------

                   Income (loss) before income tax
                        provision and extraordinary item                       1,419           (6,155)         (8,398)

Income tax provision                                                              85                -           2,000
                                                                        ------------     ------------     -----------

                   Income (loss) before extraordinary item              $      1,334           (6,155)    $   (10,398)
                                                                        ------------     ------------     -----------

                                                                                                           Continued

                            TRANSMEDIA NETWORK INC.
                               AND SUBSIDIARIES

    Consolidated Statements of Operations and Comprehensive Loss, Continued

    For each of the years in the three-year period ended September 30, 2001
                    (in thousands except income per share)

                                                                           2001               2000             1999
                                                                           ----               ----             ----
Extraordinary item, loss on early extinguishment of
    debt, net of tax                                                              -           (1,623)              -
                                                                        -----------        ---------       ----------

                  Net  income (loss)                                          1,334           (7,778)        (10,398)
                                                                        -----------        ---------       ----------
Other comprehensive income (loss)
       Unrealized holding gain (loss) on securities
             available -for-sale                                             (1,083)             636              78
       Beginning unrealized loss for all securities sold                                         (21)           (562)
                                                                                  -
       Tax effect of unrealized gain                                              -                -              90
                                                                        -----------        ---------       ----------

                  Comprehensive income (loss)                           $       251        $  (7,163)      $ (10,792)
                                                                        ===========        =========       ==========

Net income (loss) per common and common
    equivalent share:
    Basic and diluted:
          Income (loss) before extraordinary item                              0.01             (.51)           (.80)
          Extraordinary item loss on early
             extinguishment of debt,                                              -             (.12)              -
          Net Income (loss)                                             $      0.01        $    (.63)      $    (.80)
                                                                        ===========        =========       ==========

Weighted average number of common and common
    equivalent shares outstanding:
          Basic                                                              15,983           14,149          13,043
          Diluted                                                            16,281           14,149          13,043

See accompanying notes to consolidated financial statements.

                            TRANSMEDIA NETWORK INC.
                               AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity
    For each of the years in the three-year period ended September 30, 2001
                                (in thousands)

                                               Preferred Stock           Common stock                              Cumulative
                                            -----------------------   ----------------------       Additional         other
                                              Number                     Number                      paid-in      comprehensive
                                              of shares     Amount       of shares    Amount         capital         income
                                            -----------------------   ----------------------------------------------------------
Balance, September 30, 1998                           -       $   -         12,876     $ 258         $ 21,496           $   612
     Net loss                                         -           -              -         -                -                 -
     Issuance of common stock                         -           -            500        10            2,025                 -
     Net put options activity                         -           -              -        (4)            (860)                -
     Cumulative other  comprehensive
       loss, net                                      -           -              -         -                -              (394)
                                            ------------------------   ----------------------    --------------------------------
Balance, September 30, 1999                           -           -         13,376       264           22,661               218
     Net loss                                         -           -              -         -                -                 -
     Issuance of common stock                         -           -          2,824        56           12,044                 -
     Issuance of preferred stock                  4,149         415              -         -            9,284                 -
     Net put options activity                         -           -              -        (4)            (860)                -
     Preferred dividend                               -           -              -         -                -                 -
     Cumulative other comprehensive
       income, net                                    -           -              -         -                -               615
                                            ------------------------   ----------------------    --------------------------------
Balance, September 30, 2000                       4,149         415         16,200       316           43,129               833
     Net income                                       -           -              -         -                -                 -
     Stock options exercised                          -           -              7         -               17                 -
     Conversion of preferred stock                  (13)         (1)            14         -                4
     Preferred dividend                               -           -              -         -                -                 -
     Redemption of put options                        -           -           (400)        -                -                 -
     Cumulative other comprehensive loss,
        net                                           -           -              -         -                -            (1,083)
     Treasury stock                                   -           -                        -                -                 -
                                            ------------------------   ----------------------    --------------------------------
Balance, September 30, 2001                       4,136       $ 414         15,821     $ 316         $ 43,150           $  (250)
                                            ========================   ======================    ================================


                                                             Treasury Stock
                                           Retained    ---------------------------
                                           (deficit)      Number
                                           earnings     of shares      Amount         Total
                                          ------------------------------------------------------
Balance, September 30, 1998                  $   5,368                      $   -      $ 27,734
     Net loss                                  (10,398)           -             -       (10,398)
     Issuance of common stock                        -            -             -         2,035
     Net put options activity                        -            -             -          (864)
     Cumulative other  comprehensive  loss
       net                                           -            -             -          (394)
                                          ------------------------------------------------------
Balance, September 30, 1999                     (5,030)           -             -        18,113
     Net loss                                   (7,778)           -             -        (7,778)
     Issuance of common stock                        -            -             -        12,100
     Issuance of preferred stock                     -            -             -         9,699
     Net put options activity                        -            -             -          (864)
     Preferred dividend                         (1,079)           -             -        (1,079)
     Cumulative other comprehensive
       income, net                                   -            -             -           615
                                          ------------------------------------------------------
Balance, September 30, 2000                    (13,887)           -             -        30,806
     Net income                                  1,334            -                       1,334
     Stock options exercised                         -            -                          17
     Conversion of preferred stock                                -                           4
     Preferred dividend                         (1,204)           -                      (1,204)
     Redemption of put options                       -            -                           -
     Cumulative other  comprehensive  loss           -            -
        net                                                                              (1,083)
     Treasury stock                                  -          (16)          (45)          (45)
                                          ------------------------------------------------------
Balance, September 30, 2001                  $ (13,756)         (16)        $ (45)     $ 29,829
                                          ======================================================

See accompanying notes to consolidated financial statements.

                            TRANSMEDIA NETWORK INC.
                               AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
    For each of the years in the three-year period ended September 30, 2001
                                (in thousands)

                                                                          2001            2000            1999
                                                                          ----            ----            ----
Cash flows from operating activities:
     Net income (loss)                                                  $    1,334          (7,778)     $  (10,398)
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
           Depreciation and amortization                                     4,601           4,067           3,444
           Amortization of deferred financing cost                           1,268           1,113             354
           Provision for losses on rights-to-receive                         8,586           7,391           4,606
           Gain on sale of investments                                           -             (40)         (1,149)
           Loss on disposal of fixed assets                                      -               8               -
           Deferred income taxes                                                 -               -           2,000

           Changes in assets and liabilities:
               Accounts receivable                                          (1,578)         (1,029)         (5,545)
               Rights-to-receive                                            (5,161)          3,849           4,706
               Prepaid expenses and other current assets                       195           2,870          (3,766)
               Other assets                                                 (1,206)          1,490          (1,411)
               Accounts payable                                                676           1,158           5,022
               Income taxes receivable (payable)                                66             (37)          1,259
               Accrued expenses and other                                      245          (1,821)          2,982
               Deferred membership fee income                                 (318)           (843)          1,257
                                                                        ----------     -----------      ----------

                 Net cash provided by operating activities                   8,708          10,398           3,361
                                                                        ----------     -----------      ----------

Cash flow from investing activities:
     Termination of exclusivity agreement                                   (3,800)              -               -
     Additions to property and equipment                                    (4,188)         (5,036)         (2,106)
     Increase in short term investments                                     (3,177)              -               -
     Acquisition of Dining a la Card                                             -               -         (36,453)
     Acquisition of franchises                                                   -          (5,401)           (648)
     Proceeds from sale of fixed assets                                          -              12               -
     Proceeds from sale of securities available for sale                         -              40           1,149
     (Increase) decrease in restricted deposits and investments               (144)          1,405             (90)
                                                                        ----------     -----------      ----------

                 Net cash used in investing activities                     (11,309)         (8,980)        (38,148)
                                                                        ----------     -----------      ----------

Cash flows from financing activities:
     Net proceeds from (repayment of) revolving securitization              (4,125)         58,555               -
     Repayment of fixed rate securitization facility                             -         (33,000)              -
     Redemption of put options                                              (3,200)              -               -
     Retirement of convertible notes                                        (2,000)                              -
     Dividends paid                                                           (602)           (389)              -
     Purchase of common stock                                                  (45)              -               -
     Conversion of warrants and options for common stock, net                   21               -               -
     Proceeds from (repayment of) short term borrowings - bank                   -         (29,000)         29,000
     Proceeds from (repayment of) term loan - affiliate                          -         (10,000)         10,000
     Net proceeds from preferred stock issuance                                  -           9,700               -
     Net proceeds from issuance of common stock                                  -           9,865             306
     Decrease (increase) in restricted cash                                      -           3,726            (208)
                                                                        ----------     -----------      ----------

                 Net cash provided by (used in) financing activities    $   (9,951)    $     9,457      $   39,098
                                                                        ----------     -----------      ----------
                                                                                                        Continued

                            TRANSMEDIA NETWORK INC.
                               AND SUBSIDIARIES

               Consolidated Statements of Cash Flows, Continued

                                                                                2001            2000            1999
                                                                                ----            ----            ----
                     Net increase (decrease) in cash                       $  (12,552)         10,875      $   (4,311)

Cash and cash equivalents:
     Beginning of year                                                         19,818           8,943           4,632
                                                                             --------       ---------         -------

     End of year                                                           $    7,266          19,818      $    8,943
                                                                            =========        ========         =======

Supplemental disclosures of cash flow information:

     Cash paid (received) during the year for:
        Interest                                                           $    3,235           3,916      $    2,873
                                                                              =======          ======         =======

        Income taxes                                                       $       32              37      $   (1,259)
                                                                            =========        ========         ========

        Dividends                                                          $      602             389      $       --
                                                                             ========       =========         =======

Supplemental schedule of noncash investing and financing activities: Noncash investing and financing activities:
        At September 30, 2001, 2000 and 1999, the Company adjusted its available for sale investment portfolio to fair value resulting in a net increase (decrease) to shareholders' equity of $1,083, $615 and ($394), net of deferred income taxes.
        There was $1,137 and $535 dividend payable outstanding as of September
           30, 2001 and 2000, respectively. There was no dividend payable outstanding as of September 30, 1999.

        The acquisition of the Houston franchisee was recorded during the second quarter of fiscal year 1999, the acquisition of the San Antonio/Austin franchisee was recorded during the first quarter of fiscal year 2000, the acquisition of the New Jersey franchisee was recorded during the second quarter of fiscal year 2000, the acquisition of the Washington, D.C. franchisee was recorded during the third quarter of fiscal year 2000, and the acquisition of the Virginia franchisee was recorded during the third quarter of fiscal year 2000 as follows (see Note 7):

                                      San Antonio /                            Washington
                                         Austin            New Jersey        DC,/Virginia        Houston          Total
                                     -----------------------------------------------------------------------------------
  Fair value of assets acquired:
         Rights-to-receive                      $200          $ 1,344             $ 1,661           $127        $ 3,332
         Other assets                              5               22                  33             13             73
         Excess of cost over net
           assets acquired                       788            2,002               3,750            536          7,076
                                     -----------------------------------------------------------------------------------
                                                 993            3,368               5,444            676         10,481
                                     -----------------------------------------------------------------------------------

  Less:  Cash Paid                               950            3,000               1,451            648          6,049
         Common shares issued                     --               --               1,500             --          1,500
         Note payable                             --               --               2,000             --          2,000
                                                 -----         --------            --------          -----       -------
         Liabilities assumed                    $ 43          $   368             $   493           $ 28        $   932
                                                 =====         ========            ========          =====       =======

See accompanying notes to consolidated financial statements.

                            TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 (in thousands, except share and per share data)


(1)      Description of Business and Summary of Significant Accounting Policies

         (a)    Description of Business

                Transmedia Network Inc. and subsidiaries (the "Company") operate in one business segment and own and market dining rewards programs which offer savings and benefits to our members principally for dining and, to a lesser extent lodging, travel, and retail catalogues. Our primary business is the administration of dining rewards programs. We accomplish this principally through the acquisition of, on a wholesale or discounted basis, the rights to receive food and beverage credits at full retail value from restaurants that wish to participate in the program. Our members are provided incentives in the form of rewards or savings to then dine in the restaurant and liquidate the food and beverage credits on our behalf. These rights to receive are typically purchased from the restaurants by the Company for cash but may also be acquired in exchange for services. In addition to the purchase of rights to receive, the Company also provides restaurant operators with yield management tools such as variable promotions, dining incentives and off peak pricing to fill empty seats and generate incremental business.

                Consumers join the dining rewards program either individually or through the Company's various affiliations with major airlines, large banks and credit card issuers, and other affinity partners. Access to the savings and benefits, typically cash or frequent flyer miles, is accomplished through registration of the consumer's valid major credit cards with the Company. Membership in the dining programs that provide for cash credits require an annual fee. Rewards to members in other alternate currencies, such as airline frequent flyer miles, do not require an annual fee.

                We estimate that our account base and network of participating restaurants is approximately 6,650,000 and 7,800, respectively, at September 30, 2001. We operate in 70 major market areas.

                The Company's corporate structure consists of four wholly-owned subsidiaries: iDine Restaurant Group Inc. (IRG) which functions as the sales organization and is responsible for merchant acquisition and relationship management; Transmedia Service Company Inc. (TSC) which is responsible for all member-related facets of the business, including partner relationships, directory and newsletter publications, the member call center, and support services to iDine Restaurant Group Inc.; TMNI International Incorporated, which is responsible for all foreign licensing; iDine.com, Inc., initially established to provide restaurant operators with the capability of using our e-commerce services to access revenue management tools such as variable promotions, dining incentives and off-peak pricing products. RTR Funding LLC., was established as a special purpose corporation as part of the current securitization discussed in Note 2 and is a wholly-owned subsidiary of Transmedia Service Company, Inc. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

                            TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 (in thousands, except share and per share data)

         (c)    Rights to receive

                Rights to receive are composed primarily of food and beverage credits acquired from restaurants on a wholesale basis, typically for cash. The food and beverage credits acquired represent the Company's right to receive future revenue and cash flows from the restaurants when our members dine there. Rights to receive are stated at the gross amount of the commitment to the establishment. Accounts payable-rights to receive represent the unfunded portion of the total commitments. The carrying value of the rights to receive is based on the actual cash advance amount and is recorded at cost, determined by the first-in, first-out method. The Company reviews the realizability of the Rights to receive on a periodic basis and provides for anticipated losses on rights to receive from restaurants that have ceased operations or whose credits are not being utilized by members. These losses are offset by recoveries from restaurants previously written off.

         (d)    Short Term Investments

                The Company classifies all of its short-term investments as available for sale securities. Such short term investments consist primarily of United States government and federal agency securities, corporate commercial paper and corporate bonds which are stated at fair value with net unrealized gains and losses on such securities reflected, net of related deferred income tax, in a separate component of shareholders' equity (cumulative other comprehensive income (loss)). Realized gains and losses on short-term investments are included in earnings and are derived using the specific identification method for determining the cost of securities. These investments, at the date of purchase, have a maturity greater than three months but less than a year.

         (e)    Securities Available for Sale

                All of the Company's investments are available to be sold in response to the Company's liquidity needs and asset-liability management strategies, among other reasons. Investments available-for-sale on the balance sheet are stated at fair market value. Unrealized gains and losses are excluded from earnings and are reported in a separate component of shareholders' equity (cumulative other comprehensive income
                (loss)), net of related deferred income taxes.

                A decline in the fair market value of an available-for-sale security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security. All declines in fair market values of the Company's investment securities in 2001 and 2000 were deemed to be temporary.

                Dividends are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific-identification method for determining the cost of securities sold.

         (f)    Property and Equipment

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

         (g)    Software Development Costs

                The Company has developed and/or purchased certain website software applications and hardware that give rise to the Company's e-commerce services. In accordance with Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." , the Company has capitalized certain internal use software and website development costs totaling $1,274 and $1,476 during the years ended September 30, 2001 and 2000, respectively. The amortization of these costs is calculated on a straight-line basis over a three-year life. During the year ended September 30, 2001 and 2000, the amortization of these capitalized costs totaled $704 and $176, respectively. Amortization starts when the product is available for general release to members. All other website construction and expansion expenditures are charged to expense in the period incurred.

         (h)    Excess of Cost Over Net Assets Acquired

                Excess of cost over net assets acquired has resulted primarily from the acquisition of franchise territories (see note 7) and is amortized on a straight-line basis over the expected periods to be benefited, generally 20 years. The Company's accounting policy regarding the assessment of the recoverability of goodwill is to review the carrying value and if the facts and circumstances suggest that they may be impaired. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through estimated undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. See footnote 1(s) for a discussion of new pronouncements that may affect this policy in the future.

         (i)    Revenue Recognition

                The Company recognizes gross dining sales as revenue when our members dine in one of our participating restaurants. Revenue is only recognized if the member dining transaction qualifies for a reward or savings in accordance with the rules of the particular dining program. The amount of revenue recognized is that portion of the total spending by the member that the Company is entitled to receive in cash, in accordance with the terms of the contract with the restaurant. For the typical cash advance based contract where we have acquired or prepaid for food and beverage credits on a wholesale basis, we often leave some portion of the member's dining spend with the merchant to provide liquidity for payment of sales tax and tips. For example, if the total dining spend by the member is one hundred dollars at our participating restaurants, as evidenced by the full amount of the credit card transaction, and our contract provides for us to leave behind 20%, the amount of gross dining sales recognized is eighty dollars representing what we will actually realize in cash. Similarly, for members' dining transactions at restaurants in the revenue management program where we have not advanced cash and the rewards or savings may vary by the time of day or day of the week, revenue is only recognized to that extent that we are contractually entitled to receive cash

                            TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 (in thousands, except share and per share data)

                for a portion of the member's spend. The same one hundred dollar transaction referred to above in a revenue management restaurant may only yield thirty dollars in cash to be realized, however, there was no cash advanced, the transaction has less risk and there is no cost of the rights to receive sold.

                The Registered Card Program, obtained through the acquisition of Dining A La Card (the "Registered Card Program") in June 1999, and subsequently enhanced by us, has replaced the Company's legacy private label charge card program. Members enrolled in the program simply register a valid major credit card with us and then present their registered credit card while dining at a participating restaurant. Based on our agreements with various credit card processors and presenters throughout the country, we aggregate data for all our participating merchants. The data is compared to our current registered card file to determine if an enrolled account with the Company was also a customer of the participating merchant. These matched transactions are qualified via business rules as to whether they are eligible for a reward or savings. Once the transaction has been qualified, the portion of the transaction that the Company will receive in cash is recognized as a sale. These qualified transactions are then used to provide member savings or alternate currency benefits, as well as to invoice and collect from merchants, principally via an electronic debit to their bank account.

                The Transmedia Card, the Company's proprietary private label charge card was substantially phased out during fiscal 2001. The Transmedia Card had been selectively issued to credit worthy applicants who linked it to their current, valid MasterCard, Visa, Discover or American Express credit card. When cardmembers presented the Transmedia Card, they would sign for the goods or services rendered, as well as for the taxes and tips, as they would with any other charge card. The Company, upon obtaining the receipt (directly or via electronic point of sale transmission) from the appropriate establishment, recognized the sale and, gave the establishment credit against rights to receive which are owned by the Company. Simultaneously, the Company (i) processed the receipt through the cardmember's electronically linked MasterCard, Visa, Discover or American Express card account, which remitted to the Company the full amount of the bill, and (ii) credited the cardmember's account for the appropriate discount. Taxes and tips were then remitted back to the various establishments.

                Initial membership and renewal fees are billed in advance and recognized on a straight-line basis over twelve months, which represents the membership period. Membership fees are cancelable and are refunded to members, if requested, on a prorata basis based on the remaining portion of the membership period.

(j)      Other Operating Revenue

                Other operating revenue consists of continuing franchise fee revenue, commission income and processing income. Continuing franchise fee revenue represents royalties calculated as a percentage of the franchisees' sales and is recognized when earned. Initial franchise fees and license fees are recognized when material services or conditions relating to the sale of the franchise have been substantially performed. As of June 2000, all franchises were repurchased by the Company and no further franchise fee revenue has been recorded.

                Commission income represents income earned on discounted products and services provided by

                            TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 (in thousands, except share and per share data)

                third parties to the Company's members. Such discounted products and services consist of retail catalogues, phone cards and travel services.

                Processing income represents the net fees charged to restaurants when the Company serves as merchant of record for processing all other non-Transmedia point of sale transactions. Processing income is recognized when earned.

         (k)    Deferred Acquisition Costs

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

                In recent years, the Company has moved away from marketing of the fee based product to individual consumers and thus the amount of acquisition costs deferred has been negligible.

         (l)    Cost of Sales and Member Rewards and Savings

                Cost of sales is composed of the cost of rights to receive sold, related processing fees and provision for rights to receive losses. The cost of rights to receive sold is determined on a specific identification basis, by merchant, according to the contractual funding ratio used when the food and beverage credits were acquired. The typical ratio utilized is two dollars of food and beverage credits received for one dollar of cash advanced.

                Member rewards and savings represents the cost of the specific reward or savings earned by members whenever they use the program.

                Certain companies now participate in the recently developed corporate expense reduction program. The companies register their employees' corporate cards with us on a no fee basis, however savings are not provided until the employee reaches a certain level of qualified annual spend. After reaching such level, the participating company receives a monthly check for the aggregate savings earned by their employees when dining out at participating restaurants. Rewards associated with this program, and others like it, are charged to income during the period incurred. The foregone savings prior to achieving the qualified annual spend levels are deferred and spread over the contract year on an effective rate basis, resulting in a reduction in the overall member rewards and savings expense.

                            TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 (in thousands, except share and per share data)

          (m)   Income Taxes

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

         (n)    Stock Based Compensation

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

         (o) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

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

         (p)    Segment Information

                SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company's chief operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The consolidated financial information is identical to the information presented in the accompanying consolidated statements of operations. Therefore,

                            TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 (in thousands, except share and per share data)

                the Company has determined that it operates in a single operating segment, specifically, the providing of rewards to its members.

         (q)    Basic and Diluted Net Income (Loss) per Share

                Basic and diluted net income (loss) per share was computed by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares of common stock outstanding for each period presented. Potentially dilutive securities were considered for each of the years in the three-year period ended September 30, 2001 to the extent dilutive.

                For periods with potentially dilutive securities incremental shares and adjustments to net income are determined using the "if converted" and treasury stock method as follow:

                                                           2001
                                                         --------

                Net income as reporting                    1,334
                Less: Preferred stock dividends           (1,203)
                                                         -------
                Net income available to
                  Common stockholder                         131
                                                         =======

                Weighted Average Shares Outstanding       15,983

                 Common Stock Equivalents
                  Stock Options                              130
                  Warrants                                   168
                                                         -------
                                                          16,281
                                                         =======

                Basic Net Income Per Share               $  0.01
                                                         =======
                Diluted Net Income Per Share             $  0.01
                                                         =======

         (r)    Comprehensive Income and Loss

                Comprehensive income and loss presents a measure of all changes in shareholders' equity except for changes in equity resulting from transactions with shareholders in their capacity as shareholders. The Company's other comprehensive loss presently consists of net unrealized holding (losses) gains on investments available for sale.

         (s)    Recent Accounting Pronouncements

                In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and the Company has elected to adopt this standard as of the beginning of its fiscal year January 1, 2002.

                Application of the non amortization provision is expected to result in an increase in net income of $607 ($0.04 per share) per year. The Company will perform the required impairment tests at least annually and at this time does not anticipate any charge to earnings due to impairment of goodwill.

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

                            TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 (in thousands, except share and per share data)

                In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations." This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We plan to adopt this standard on June 1, 2002. We do not expect the adoption of this standard to have a material effect on the Company's consolidated financial statements.

                In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company will adopt this new accounting standard on July 1, 2002. The Company believes the adoption of SFAS No. 144 will not have a material impact on its financial statements.

         (s)    Reclassification

                Certain prior year amounts have been reclassified to conform to the 2001 presentation.

         (t)    Use of Estimates

                Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. The principal estimates used by the Company relate to the provision for rights to receive losses and the valuation allowance for net deferred tax assets. Additionally, the Company uses estimates to determine the effective cost of rebates in the corporate expense reduction program and in the valuation of long lived assets.

 (2)     Securitization of Rights to Receive

On December 30, 1999, the Company entered into an $80,000 revolving securitization of the combined rights to receive of both the private label and the registered card dining programs. The new securitization was privately placed through an asset backed commercial paper conduit. The proceeds drawn down at closing, approximately $65,000 based on a borrowing base formula, were utilized to terminate and payoff $33,000 in non-recourse notes from a previous securitization and $27,000 then outstanding under a bridge loan used in the acquisition of Dining A La Card ("DALC") (see note 3 for additional information). Additionally, the Company was required to pay a termination payment of approximately $1,100 to the noteholders and non-recourse partners in the prior securitization.

Borrowing capacity under the facility is recalculated weekly based on a formula driven advance rate applied to the current balance of rights to receive that are eligible to be securitized. The advance rate is determined based on recent sales trends and months on hand of rights to receive. Capacity at September 30, 2001 and 2000 was $57,690 and $60,663, respectively, and the outstanding borrowings at those dates were $55,500 and $59,625, respectively. The facility provides various restrictive covenants regarding collateral eligibility, concentration limitations and also requires the Company to maintain net worth of at least $24,000. At September 30, 2001 and 2000 the company was in compliance with the covenants.

                            TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 (in thousands, except share and per share data)

The interest rate applicable to the facility is the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper ("CP") having a term equal to the related CP tranche period that may be sold by any placement agent or commercial paper dealer selected by the conduit on the first day of such CP tranche period, plus the amount of any placement agent or commercial paper dealer fees and commissions incurred or to be incurred in connection with such sale. For the year ended September 30, 2001 and 2000, the effective interest rate for the facility was 8.6% and 8.9% per annum, respectively.

The conduit requires that a liquidity facility be provided by an A1/P1 rated financial institution in the amount equal to 102% of the securitization amount. This liquidity facility must be renewed annually. The Company's primary bank, the Chase Manhattan Bank, now J.P. Morgan Chase, held the original securitization facility and also provided the liquidity facility in the initial year. In the fall of 2000, Chase indicated a desire to syndicate all or a portion of the liquidity facility, or alternatively, bring in a co-purchaser conduit for a percentage of the securitization. On December 27, 2000, the credit agreements were amended to provide an extension of the initial term for 90 days to March 28, 2001 to complete the syndication and borrowing capacity was reduced to $60,000. The credit agreements were further extended by Chase to the earlier of the closing of a co-purchase arrangement or June 28, 2001. An extension fee of $600 was paid to Chase on December 26, 2000.

On May 18, 2001, the Company signed an agreement with BMO Nesbitt Burns Corp for it to act as a 50 percent co-purchaser on the $80,000 facility with Chase. The Company also simultaneously closed the amended financing agreement and paid additional fees of approximately $600. The credit agreement was renewed for a new 364-days renewable term and the overall facility reverted to the original amount of $80,000. There were no other material changes to the terms of the facility. It is management's intention at this time to renew the facility in May 2002. In the event that the syndications are not renewed, an alternative asset backed financing vehicle may be established or the outstanding borrowings under the securitization may be converted to a term loan.

The Company previously financed its rights to receive under a revolving securitization originated in 1996 (the 1996 facility). Under this facility, $33,000 of fixed rate securities was issued in a previous private placement to various third party investors. The private placement certificates had a five-year term before amortization of principal and had an interest rate of 7.4%.

The early extinguishment of the 1996 facility in December 1999 and payoff of the related non-recourse notes resulted in an extraordinary charge of $1,623 or $0.12 per share consisting of the following:

Write-off of related unamortized financing costs              $           540
Termination payment to noteholder
     and non-recourse partners                                          1,083
                                                              ---------------
Extraordinary charge before income tax benefit                          1,623
Income tax benefit                                                       (412)
Related increase in income tax valuation allowance                        412
                                                              ----------------
Net extraordinary charge                                      $         1,623
                                                              ========-======

(3)      Acquisition of Dining A La Card

On June 30, 1999, the Company concluded the acquisition from SignatureCard, Inc. ("SignatureCard"), a subsidiary of Montgomery Ward & Co., Incorporated, of assets related to a membership discount dining program that SignatureCard operated under the Dining A La Card trade name and service mark. The assets

                            TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 (in thousands, except share and per share data)

acquired included various intellectual property rights and computer software, membership and merchant data, rights to receive, and, most significantly, a registered card platform.

The acquisition was accounted for under the purchase method, and accordingly, the results of operations of the acquired company have been included in the consolidated results of the Company since the effective date of acquisition. The purchase price of $40,783 was allocated, in its entirety, to the rights to receive acquired. As consideration for the assets, the Company (1) paid SignatureCard $35,000 in cash at closing, (2) issued to SignatureCard 400,000 shares of the Company's common stock and (3) issued to SignatureCard a three-year option to purchase an additional 400,000 shares of the Company's common stock at a price of $4.00 per share. The options, included in the cost of the acquired assets, were valued using the Black-Scholes model and assigned a value of $697. The shares issued were valued at $4.32 per share using an average price over the measurement period. Commencing December 31, 1999, SignatureCard, at any time prior to June 30, 2002, could require the Company to repurchase all or part of the 400,000 shares issued at the closing at a price of $8.00 per share. The guaranteed value of the puts recorded was $3,200. In addition, during the two-year period following the closing, the Company agreed to share with SignatureCard certain amounts recovered from rights to receive acquired, but not funded at closing.

Additionally, in connection with the acquisition of Dining A La Card, the Company entered into a Services Collaboration Agreement with SignatureCard. Under this agreement, SignatureCard was to continue to provide dining members from its airline frequent flyer partner programs and other marketing programs. It would also share, for 12.5 years, certain profits the Company derives from SignatureCard-generated members as well as a portion of the membership fee revenues generated from fee paying members acquired in this transaction or subsequently through SignatureCard's efforts.

On December 28, 2000, the Company executed a Payment and Termination of Exclusivity Agreement (the "Agreement") with GE Financial Assurance ("GEFA"), the successor parent of SignatureCard, to extinguish all obligations associated with the DALC acquisition. The Agreement also eliminated SignatureCard's exclusivity rights in dealing with the airline frequent flyer member files, and fully resolved and terminated the joint marketing and revenue sharing relationship. In consideration for the above, the Company paid GEFA $3,800 in cash and honored GEFA's right to put 400,000 shares held by it as part of the acquisition consideration, at a value of $8 per share. This put right was exercised and the Company paid GEFA two equal installments on January 17 and on February 13, 2001. Transmedia also cancelled 160,000 options of the original 400,000 issued as part of the original DALC purchase price, leaving SignatureCard with 240,000 options which must be exercised by June 30, 2002 at a strike price of $4.00.

To finance the original acquisition of DALC, the Company obtained a $35,000 senior secured revolving bridge loan facility from The Chase Manhattan Bank (from which $29,000 was drawn down at closing) and a $10,000 term loan from GAMI Investments, Inc., an affiliate of Equity Group Investments ("EGI") (which was drawn down in full).

The Chase facility was paid off on December 30, 1999 with the proceeds of the $80,000 securitization (Note 2). Financing fees of $1,100 were also paid.

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

     In connection with the rights offering, EGI, through its affiliate and the Company's largest stockholder, Samstock L.L.C., agreed to act as a standby purchaser whereby, after exercising its initial rights and any additional subscription privileges, would purchase any shares not otherwise subscribed for by other stockholders. The rights offering closed on November 9, 1999, and $10,000 of convertible preferred stock was issued (see Note 8). The proceeds were used to retire the GAMI obligation.

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

     On April 5, 2001, the New York Stock Exchange advised the Company that while the Company was in compliance with the market capitalization threshold it would move to de-list Transmedia Network Inc. due to its inability to meet the minimum stockholders' equity requirement of $50 million by the end of the prescribed period. The Company immediately made an application to the American Stock Exchange ("AMEX") and effective April 16, 2001, the Common Stock of Transmedia Network Inc. began trading on the AMEX under the ticker symbol "TMN". The Company's Series A Senior Convertible Redeemable Preferred Stock has been trading on the OTC bulletin board under the symbol "TMNwp" (see note 20). During the transition period between the announcement by the NYSE and the switch to the AMEX, the Company's common stock continued to be traded on the NYSE so that no trading days were lost for the Company's common stock.

(5)    Internet Dining Venture

     The Company launched a new Internet dining venture in April 2000. Execution of the e-commerce initiative was initially executed through iDine.com, a newly formed wholly-owned subsidiary. The on-line product allows restaurateurs to create special variable incentives and promotions through the iDine website on specific days of the week and/or times of the day in order to drive incremental traffic when they need it most. Consumers have their choice of savings rewards in points or cash and may convert the points into either complimentary dining or frequent flyer miles. The website also allows for on-line reservations, national

                            TRANSMEDIA NETWORK INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                (in thousands, except share and per share data)


     restaurant listings and access to reviews and maps. The on-line initiative was intended to broaden the amount and type of savings and rewards offered to consumers as well as to expand the participating restaurant base by providing restaurant operators with a full suite of yield management products. The operation of iDine.com were folded into IRG and TSC in its entirety in fiscal 2001 to ensure a more efficient distribution of the revenue management program.

     The development of the e-commerce product was financed by corporate capital and through a $10,000 private placement. In the first tranche of the private placement which closed on May 1, 2000, the Company issued 904,303 shares of its common stock at $4.5625 per share and warrants to purchase an additional 1,808,606 shares of its common stock, half of which have a per share exercise price of $5.93 and the other half of $7.30. The warrants will expire on April 28, 2005. The Company received proceeds from the share issuance in the amount of $4,126. The second tranche has the same price per share of common stock and exercise prices for the warrants as the first tranche. The second tranche, which closed on August 21, 2000, consisted of the sale of an aggregate of 1,287,480 common shares, accompanied by 2,574,960 warrants. The Company received proceeds from this share issuance in the amount of $5,874. Funds obtained from the private placement were utilized for development of the e-commerce venture.

(6)    Conversion to Registered Card and Rebranding

     Effective August 1, 2000, the Company completed its efforts to convert its entire restaurant portfolio and membership base to the registered card program. The registered card platform was acquired through the acquisition of Dining a La Card and subsequently enhanced by the Company, and allows members to register a valid credit card with the Company and then present the registered credit card when dining at participating restaurants in order to access their rewards and benefits in a discrete manner. This is in contrast to the Company's traditional methodology whereby a separate private label charge card, the Transmedia Card, was selectively issued to members who then used it to obtain a discount at participating restaurants. The private label program has been substantially phased out.

     In connection with the conversion and the launch of the on-line business, the Company decided to universally brand its dining programs under the iDine name. iDine Prime resembles the traditional fee-based, cash reward dining program that gives members unrestricted access to the entire restaurant portfolio. The iDine no-fee program provides varying levels of benefits, services and rewards and uses alternative currencies for awarding benefits such as airline miles, dining points, etc. Included in both the iDine Prime and iDine programs is the on-line offering of variable incentives and promotions at selected restaurants as discussed in Note 5 above.

(7)    Franchise and License Agreements

     The Company, as franchiser, had previously entered into various ten-year franchising agreements to assist in its national expansion through the years 1990 to 1995. In accordance with these agreements, franchisees were granted a territory with a defined minimum of full-service restaurants that accept certain major credit cards. The Company provided marketing, advertising, training and other administrative support. The franchisees were responsible for soliciting restaurants and cardholders, advancing consideration to the restaurants to obtain rights to receive food and beverage credits, and maintaining adequate insurance. In consideration for granting the franchises, the franchisees paid the Company initial franchise fees and an initial fee to the Company's advertising and development fund.

                            TRANSMEDIA NETWORK INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                (in thousands, except share and per share data)

     The Company ceased franchising in 1995, and in 1997, the Board authorized a systematic reacquisition of the franchise territories.

     On December 16, 1999, the Company acquired all the rights to receive, and the right to conduct business in the San Antonio and Austin sales territories from its franchisee, TRC. The purchase price was $950 of which $788 represents the cost of the franchises which has been recorded as the excess of cost over net assets acquired is being amortized on a straight-line basis over twenty years. With the acquisition of these sales territories, the Company completed the reacquisition of all of the sales territories of TRC, and the right to conduct business in Texas and settled any and all obligations under the franchise agreement, as amended.

     On March 31, 2000, the Company acquired all the outstanding shares of its New Jersey franchisee, 47K Corp, for $3,000 payable in three installments. The purchase method of accounting for business combinations was used. The operating results of the acquired company have been included in the consolidated results of the Company since the date of acquisition. The fair market value of the assets acquired was $3,368 and liabilities assumed totaled $368. The excess of cost over net assets acquired is being amortized on a straight-line basis over twenty years. Assets acquired included Rights to receive and other miscellaneous items. The first payment of $1,700 was made at closing on March 31, 2000; the second payment of $1,050 was paid on July 31, 2000; and the final payment was paid on March 31, 2001.

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

                            TRANSMEDIA NETWORK INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
               (in thousands, except share and per share data)


(8)    Rights Offering

     On November 9, 1999, the Company completed a Rights Offering to existing shareholders resulting in the issuance of 4,149,378 convertible, redeemable preferred shares. The preferred shares have a dividend rate of 12%, of which 6% is payable in cash, quarterly in arrears, and the remaining 6% accrues unless otherwise paid currently at the Company's discretion, until conversion by the holder. During fiscal year 2001 and 2000, the Company declared dividends in the amount of $1,204 and $1,079, respectively. Each preferred share may be converted into common stock at the option of the holder at any time. The initial rate of conversion was one to one. Subsequent conversion rates are higher to the extent of the deferred dividend accruing at 6% and any unpaid cash dividends. If not previously converted, the Company may commence redemption of the preferred shares on the third anniversary of the rights offering. On July 27, 2001, 13,108 shares of preferred stock were converted to 14,405 shares of common stock. At September 30, 2001, the conversion rate of the preferred shares was one preferred share for 1.1141 common shares.

     The proceeds from the stock issuance of $10,000 were used to retire a $10,000 term loan, obtained from an affiliate of the Company's largest investor, used primarily for the DALC acquisition. Pursuant to its subscription privileges and as a standby purchaser for any unsubscribed shares, Equity Group Investments, Inc. ("EGI"), an affiliate of the Company's largest investor, acquired 2.84 million of the preferred shares. The additional investment provided EGI with the right to designate an additional member to the Board of Directors.

(9)    Investments by Equity Group Investments, Inc.

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

     As more fully described in Notes 3 and 8, EGI invested an additional $6,846 in November 1999, as a result of a Standby Purchase Agreement which they provided to support the Company's $10,000 rights offering and eventual issuance of convertible preferred stock. As consideration for the standby note agreement, EGI received one million warrants, exercisable over a five-year period, at a price of $2.48 in connection with a private placement. As of September 30, 2001, no warrants have been exercised.

     As more fully described in Note 5, EGI also invested an additional $1,850 in August 2000.

(10)   Securities Available for Sale

     Securities available for sale consist of marketable equitable securities that are recorded at fair value and have an aggregate cost basis of $280 as of September 30, 2001, 2000 and 1999. Gross unrealized gains were $0, $833, and $545 and gross unrealized losses were $1,095, $0, and $194 as of September 30, 2001, 2000 and

                            TRANSMEDIA NETWORK INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                (in thousands, except share and per share data)


     1999, respectively. Realized gains were $0, $40 and $1,149 for the years ended September 30, 2001, 2000 and 1999, respectively. Deferred income taxes associated with the net unrealized gains were $0, $367, and $134 at September 30, 2001, 2000 and 1999, respectively.

(11)   Property and Equipment

     Property and equipment consist of the following:

                                                        September 30,
                                                  -------------------------

                                                         2001        2000
                                                         ----        ----

          Furniture and fixtures                     $    481         612
          Office equipment                             13,277      13,838
          Website hardware and software
            applications                                2,749       1,476
          Leased equipment                                174         174
          Leasehold improvements                          443         227
                                                     --------      ------
                                                       17,124      16,327
          Less accumulated depreciation and
            amortization                               (8,339)     (7,843)
                                                     --------      ------

                                                     $  8,785       8,484
                                                     ========      ======

     Depreciation and amortization expense for the years ended September 30, 2001, 2000 and 1999 was $4,514, $3,445 and $2,859, respectively.

(12)   Fair Values of Financial Instruments

     The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and notes payable approximate the carrying amounts at September 30, 2001 and 2000 due to the short maturity of these instruments. The fair value of the rights to receive approximates the carrying value due to their short-term nature. The fair value of the securities available for sale and short-term investments are based upon quoted market prices for these or similar instruments.

(13)   Stock Option and Warrant Summary

     Stock Option Plans

     In March 1996, the 1996 Long-Term Incentive Plan (the "1996 Plan") was approved for adoption by the Company's stockholders as a successor plan to the 1987 Stock Option and Rights Plan. The 1996 Plan was amended August 5, 1998 to allow for non-employee directors to choose to take directors fees in either cash or a current or deferred stock award. In addition, the amount of shares available for grant under the 1996 Plan was increased to 1,505,966. On March 1, 2000 the Plan was amended again to increase the number of shares of common stock available for grant under the Plan to 2,505,966. Under the 1996 Plan, the Company may

                            TRANSMEDIA NETWORK INC.
                               AND SUBSIDIARIES

                  (Notes to Consolidated Financial Statements
                (in thousands, except share and per share data)


grant awards, which may include stock options, stock appreciation rights, restricted stock, deferred stock, stock granted as a bonus or in lieu of other awards, dividend equivalents and other stock based awards to directors, officers and other key employees and consultants of the Company. Stock options granted under the 1996 Plan may not include more than 505,966 incentive stock options for federal income tax purposes. The exercise price under an incentive stock option to a person owning stock representing more than 10 percent of the common stock must equal at least 110 percent of the fair market value at the date of grant. Options are exercisable beginning not less than one year after date of grant. All options expire either five or ten years from the date of grant and each becomes exercisable in installments of 25 percent of the underlying shares for each year the option is outstanding, commencing on the first anniversary of the date of grant.

At September 30, 2001, 2000 and 1999 there were 95,116, 614,616 and 443,716 shares available for grant under the 1996 Stock Plan, respectively. The per share weighted average fair value of stock options granted during 2001, 2000 and 1999 was approximately $2.05, $2.71 and $2.70, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumption: 2001-expected no dividend yield, risk-free interest rate or 4.47%, volatility of 0.6745, and expected lives ranging from five to ten years; 2000-expected no dividend yield, risk-free interest rate or 6.75%, volatility of 0.7553, and expected lives ranging from five to ten years and 1999-expected no dividend yield, risk-free interest rate or 6.25%, volatility of 1.0774 and expected lives ranging from five to ten years.

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

                                                2001        2000        1999
     Net Income
        As reported                           $ 1,334     $(7,778)    $(10,398)
        Pro forma                                (786)     (8,761)     (12,581)

     Net Income per Common and Common
     Equivalent Share
        As reported                              0.01        (.63)        (.80)
        Pro forma                               (0.05)       (.70)        (.96)

                            TRANSMEDIA NETWORK INC.
                               AND SUBSIDIARIES

                  (Notes to Consolidated Financial Statements
                (in thousands, except share and per share data)


Stock option activity during the periods indicated is as follows:

                                               Incentive Stock Options              Nonqualified Options
                                               ------------------------------       ---------------------------
                                                                     Weighted                          Weighted
                                                                      Average                           Average
                                                                     Exercise                          Exercise
                                                  Shares                Price          Shares             Price
     Balance at September 30, 1998               771,668                 6.57         135,000              4.83
          Granted                                570,000                 2.49               -                 -
          Exercised                                    -                    -               -                 -
          Cancellations                          (80,575)               12.52        (135,000)             4.83
                                              -------------------------------       -----------------------------
     Balance at September 30, 1999             1,261,093                 4.34               -                 -
                                              -------------------------------       -----------------------------
          Granted                                971,600                 3.89               -                 -
          Exercised                                    -                    -               -                 -
          Cancellations                         (155,000)                4.01               -                 -
                                              -------------------------------       -----------------------------
     Balance at September 30, 2000             2,077,693                 4.16               -                 -
                                              -------------------------------       -----------------------------
          Granted                                691,500                 2.59         150,000              3.00
          Exercised                               (5,875)                2.88               -                 -
          Cancellations                         (187,750)                4.13               -                 -
                                              -------------------------------       -----------------------------
     Balance at September 30, 2001             2,575,568               $ 3.75         150,000          $   3.00
                                              -------------------------------       -----------------------------

Nonqualified options were issued to members of the board of directors.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2001:


                                             Options Outstanding                            Options Exercisable
     ---------------------------------------------------------------------------------------------------------------
           Range Of              Number              Remaining          Average                            Average
       Exercise Prices        Outstanding           Contractual         Exercise          Number           Exercise
                                                   Life (Years)          Price          Exercisable         Price
     ---------------------------------------------------------------------------------------------------------------
      $ 2.00 to $ 2.38           360,000               7.10               2.11            177,500            2.11
      $ 2.50                     565,250               9.09               2.50            129,000             2.5
      $ 2.56 to $ 3.75           462,500               8.72               2.86             65,500            2.76
      $ 4.06 to $ 4.25           673,600               8.72               4.25            172,150            4.24
      $ 4.38 to $ 5.88           568,343               5.41               4.96            519,218            5.00
      $ 7.44 to $15.00            95,875               2.71               9.66             95,875            9.66
                          ------------------------------------------------------------------------------------------

                 Total         2,725,568               7.69               3.72          1,159,243            4.34
                          ==========================================================================================

At September 30, 2001, 2000 and 1999, the number of options exercisable were 1,159,243, 1,105,343 and 901,593, respectively, and the weighted-average exercise price of those options was $4.34, $4.77, and $5.30, respectively.

                            TRANSMEDIA NETWORK INC.
                               AND SUBSIDIARIES

                  (Notes to Consolidated Financial Statements
                (in thousands, except share and per share data)


Warrants

A summary of warrants outstanding at September 30, 2001, is as follows:

                                                                                 Warrant
                                                                Warrant           Price            Expiration
                                                                 Shares         Per Share             Date
                                                               -------------------------------------------------
     Balance at September 30, 1998                              1,200,000    $ 6.00 - $8.00       March 3, 2003
       Warrants issued                                                 --
                                                               ----------
     Balance at September 30, 1999                              1,200,000
                                                               ----------
       Warrants issued with Rights Offering (Note 9)            1,000,000        $2.48          November 9, 2004
       Warrants issued with Private Placement (Note 5)          1,808,606    $5.93 - $7.30       April 28, 2005
       Warrants issued with Private Placement (Note 5)          2,574,960    $5.93 - $7.30       April 28, 2005
                                                               ----------
     Balance at September 30, 2000                              6,583,566
                                                               ----------
       Warrants issued                                                 --
                                                               ----------
     Balance at September 30, 2001                              6,583,566
                                                               ----------

As of September 30, 2001, all of the warrants are vested. No warrants have been exercised as of September 30, 2001.

(14)   Income Taxes

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 2001 and 2000 are as follows:

                                                                                    2001        2000
                                                                                    ----        ----
     Deferred tax assets:
          Reserve for rights to receive losses                                    $  3,676    $  2,999
          Net operating loss carryforward                                            4,771       7,016
          Intangible assets                                                            628         730
          Unrealized loss on securities available for sale                              45          --
          Alternative minimum tax                                                      133          65
          Other                                                                        197         259
                                                                                  --------    --------

                Gross deferred tax assets                                            9,450      11,069
                      Less valuation allowance                                      (9,217)     (9,260)
                                                                                  --------    --------

                Deferred tax assets                                                    233       1,809
                                                                                  --------    --------

     Deferred tax liabilities:
          Unrealized gain on securities available for sale                              --         367
          Deferred acquisition costs                                                    --       1,082
          Property and equipment                                                       233         360
                                                                                  --------    --------

                Deferred tax liabilities                                               233       1,809
                                                                                  --------    --------

                         Net deferred tax asset                                   $      -    $      -
                                                                                  ========    ========

                            TRANSMEDIA NETWORK INC.
                               AND SUBSIDIARIES

                  (Notes to Consolidated Financial Statements
                (in thousands, except share and per share data)


SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset may not be realized. A valuation allowance was recorded for the full amount of the net deferred tax assets as of September 30, 2001 and 2000, due to the Company's recurring losses. The valuation allowance at September 30, 2001 and 2000 was $9,217 and $9,260, respectively. Of the net decrease in the valuation allowance for the year ended September 30, 2001, an increase of $413, which was attributed to unrealized gains, was allocated to shareholders equity. Of the net increase in the valuation allowance for the year ended September 30, 2000, a decrease of $233, which was attributed to unrealized gains, was allocated to shareholders equity.

A net operating loss carryforward of $11,911 was available at the year ended September 30, 2001. The loss will expire through the year 2020.

Income tax provision (benefit) for the years ended September 30, 2001, 2000 and 1999 is as follows:

          Total Provision                      2001             2000             1999
                                               ----             ----             ----
          Current
               U.S. federal                 $        68               -                -
               State and local                       17               -                -
                                            -----------       ---------        ---------

               Total Current                $        85               -                -
                                            ===========       =========        =========

          Deferred
               U.S. federal                 $         -               -            1,240
               State and local                        -               -              760
                                            -----------       ---------        ---------

               Total Deferred               $        85               -            2,000
                                            ===========       =========        =========

Income tax expense on income from continuing operations is different than the amount computed by applying the statutory federal income tax rate of 34% to income from continuing operations before income taxes because of the following:

                                                                   2001         2000        1999
                                                                   ----         ----        ----
          Federal tax rate                                       $    483     $ (2,643)   $ (2,855)
          State and local taxes, net of federal income tax
               benefit                                                 11         (307)       (336)
          Valuation allowance change                                 (456)       3,087       5,033
          Other                                                        47         (137)        158
                                                                 --------     --------    --------

          Total                                                  $     85     $      -    $  2,000
                                                                 ========     ========    ========

                            TRANSMEDIA NETWORK INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                (in thousands, except share and per share data)

(15)     Leases

The Company leases certain equipment and office space under long-term lease agreements.

Future minimum lease payments under noncancelable operating leases as of September 30, 2001 are as follows:

                      Period                                 Amount
                                                             ------

       October 1, 2001 - December 31, 2001           $           289
       January 1, 2002 - December 31, 2002                     1,097
       January 1, 2003 - December 31, 2003                     1,031
       January 1, 2004 - December 31, 2004                       487
                    Thereafter                                   349
                                                             -------

           Total minimum lease payments              $         3,253
                                                             =======

Rent expense charged to operations was $1,101, $1,028, and $794 for the years ended September 30, 2001, 2000 and 1999, respectively.

(16)     Related Party Transactions

The Company has a management agreement with EGI, an affiliate of Samstock, its largest stockholder, in which EGI provides investment advisory and other managerial services to the Company. During the year ended September 30, 2001, 2000 and 1999, the Company paid approximately $250, $642 and $250 to EGI for these services.

(17)     Business and Credit Concentrations

At September 30, 2001 members enrolled through the airline programs accounted for approximately 74% of total enrolled accounts and 46% of sales during fiscal 2001 compared to 68% of total enrolled accounts at September 30, 2000 and 40% of sales during fiscal 2000.

(18)     Litigation

The Company is involved in various legal proceedings. While it is not currently possible to predict or determine the outcome of these proceedings, it is the opinion of management that the outcomes will not have a material adverse effect on the Company's financial position or liquidity.

(19)     Commitment

On November 16, 2001, the Company extended its relationship with Frank Felix & Associates, LTD ("FFA") by entering into a three-year agreement. FFA will continue to consult and provide information technology services and provide a backup servicing facility for the Company. FFA's fees are limited according to the fixed charges described below:

                            TRANSMEDIA NETWORK INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                (in thousands, except share and per share data)

                        Period                                  Amount
                                                                ------

         October 1, 2001 - December 31, 2001            $           825
         January 1, 2002 - December 31, 2002                      2,850
         January 1, 2003 - December 31, 2003                      2,400
         January 1, 2004 - September 30, 2004                     1,800
                                                                  -----

                   Total commitment                     $         7,875
                                                                  =====

(20)     Subsequent Event

   On November 13, 2001, Board of Directors approved a change of the Company's name to iDine Rewards Network Inc. as well as a change of its fiscal year-end from September 30 to December 31, effective starting January 1, 2002.

   Also, effective November 29, 2001 the Company's Series A preferred stock commenced trading alongside its common stock on the Philadelphia Stock Exchange under the ticker symbol TMNpra. The Company's common stock continues to also trade on the American Stock Exchange under the ticker symbol TMN.

(21)     Selected Quarterly Financial Data (Unaudited)

         (a)      Selected quarterly financial data is as follows:

                                                   Three months ended                            Year ended
                                ----------------------------------------------------------   --------------------
                                September 30,    June 30,     March 31,    December 31,        September 30,
                                    2001           2001          2001          2000                 2001
                                    ----           ----          ----          ----                 ----
    Gross dining sales:        $       47,584         49,435        49,037        43,981           190,037

    Operating revenue:                 13,759         14,011        13,666        11,750            53,186

    Operating income (loss):            1,705          1,796         1,786           449             5,736

    Net income (loss):                    944            826           457          (893)            1,334

    Basic and Diluted
         earnings earnings
         per share                       0.04           0.03          0.01         (0.07)             0.01

                                                   Three months ended
                               -----------------------------------------------------------

                                September 30,    June 30,      March 31,    December 31,        September 30,
                                    2000           2000          2000           1999               2000
                                    ----           ----          ----           ----               ----
    Gross dining sales:        $      46,772          43,289        45,183         45,383          180,627

    Operating revenue:                 11,651         11,583        11,778         11,346           46,358

    Operating income (loss):             (933)        (2,737)        1,851          1,346             (473)

    Net Income:                        (2,357)        (4,117)          437         (1,741)          (7,778)

    Basic and diluted
         earnings per share:            (0.19)         (0.31)         0.01          (0.14)           (0.63)

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

                                                          Historicals                Pro Forma         Pro Forma
                                                   --------------------------
                                                        IMN        DALC (A)         Adjustments        Combined
                                                        ---        --------         -----------        --------
Operating revenue:
    Gross dining sales                                 95,549      120,512                   -             216,061

    Cost of sales                                      54,446       98,864 (B)          (8,000) (1)        145,410
    Cardmember discounts                               21,444       24,282                                  45,706
                                                   ----------    ---------          ----------           ---------

    Net revenues from rights-to-receive                19,659       (2,714)              8,000              24,945

Other income                                           10,482       10,629              (7,110) (C)         14,001
                                                   ----------    ---------          ----------           ---------

        Total operating revenues                       30,141        7,915                 880              38,946
                                                   ----------    ---------          ----------           ---------
Operating expenses:
    Selling, general & administrative expenses         26,796       22,281             (10,873) (H)         38,204
    Cardmember acquisition and promotion                5,097       32,927             (21,089) (D)         16,855
    Amended compensation agreements                     3,544            -                                   3,544
    Assets impairment loss                              2,169            -                                   2,169
                                                   ----------    ---------          ----------           ---------
        Total operating expenses                       37,606       55,208             (31,942)             60,872

             Operating income (loss)                   (7,465)     (47,293)             32,832             (21,926)

Other income (expenses)                                (2,971)           -              (3,617) (E)         (8,588)
                                                   ----------    ---------          ----------           ---------

             Income (loss) before taxes               (10,436)     (47,293)             29,215             (28,514)

Income tax provision (benefit)                         (2,600)      (7,806)                     (F)        (10,835)
Income tax valuation allowance                                                                  (F)         10,835

             Loss before equity loss and
             accounting change                         (7,836)     (39,487)             29,215             (28,514)

    Equity in loss of Cardplus Japan                        -         (220)                220  (G)              -
    Cumulative effect of accounting change                  -       (2,105)              2,105  (J)              -
                                                   ----------    ---------          ----------           ---------
             Net income (loss)                         (7,836)     (41,912)             31,540             (28,514)
                                                   ==========    =========          ==========           =========

Operating income (loss) per common and common
    equivalent share:
        Base and Diluted                                (0.63)           -                                   (1.80)
                                                   ==========    =========          ==========           =========
Net income (loss) per common and common
    equivalent share:
        Base and Diluted                                (0.67)           -                                   (2.33)
                                                   ==========    =========          ==========           =========

Weighted average number of common and common
    equivalent shares outstanding:
        Basic                                          11,773                              400              12,173
                                                   ==========    =========          ==========           =========

        Diluted                                        11,825                              400              12,225
                                                   ==========    =========          ==========           =========

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

                                                                       Historicals                Pro Forma          Pro Forma
                                                               ----------------------------
                                                                 IMN (k)         DALC (k)        Adjustments         Combined
                                                                 -------         --------        -----------         --------
Operating revenue:
    Gross dining sales                                            97,716           61,384               -             159,100

    Cost of sales                                                 57,051           39,099  (L)                         96,150
    Cardmember discounts                                          21,284           13,195                              34,479
                                                                 -------          -------         -------            --------

    Net revenues from  rights-to-receive                          19,381            9,090               -              28,471

Other income                                                       8,481            4,378          (2,933)  (M)         9,926
                                                                 -------          -------         -------            --------

         Total operating revenues                                 27,862           13,488          (2,933)             38,397
                                                                 -------          -------         -------            --------

Operating expenses:
    Selling, general & administrative expenses                    26,811           10,008          (5,437)  (R)        31,382
    Cardmember acquisition and promotion                           5,266            8,890          (2,690)  (N)        11,466
                                                                 -------          -------         -------            --------

         Total operating expenses                                 32,077           18,898          (8,127)             42,848

                   Operating income(loss)                         (4,215)          (5,430)          5,193              (4,452)

Other income (expenses):                                          (2,830)               -          (1,888)  (O)        (4,718)
                                                                 -------          -------         -------            --------

                   Income (loss) before taxes                     (7,045)          (5,430)          3,305              (9,170)
Income tax provision (benefit)                                                                     (3,484)  (P)        (3,464)
Income tax valuation allowance                                     2,000                            3,484   (P)         5,484

                   Loss before equity loss and gain on sale       (9,045)          (5,430)          3,305             (11,169)
                   of dining assets

    Gain on sale of dining assets                                                   2,089          (2,089)  (s)             -
    Equity in loss of Cardplus Japan                                                 (212)            212   (Q)             -
                                                                                                                            -
                                                                 -------          -------         -------            --------

                   Net income (loss)                              (9,045)          (3,553)          1,428             (11,169)
                                                                 =======          =======         =======            ========

Operating loss per common and common
    equivalent share:
         Basic and Diluted                                         (0.32)               -                               (0.34)
                                                                 =======          =======         =======            ========

Net loss per common and common
    equivalent share:
         Basic and Diluted                                         (0.69)               -                               (0.85)
                                                                 =======          =======         =======            ========

Weighted average number of common and common
    equivalent sahres outstanding:
         Basic                                                    13,043                                               13,043
                                                                 =======          =======         =======            ========

         Diluted                                                  13,157                                               13,157
                                                                 =======          =======         =======            ========

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

4. UNAUDITED PRO FORMA STATEMENT OF OPERATIONS ADJUSTMENTS FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1999

(K) Dining A La Card interim statement of operations is for the six-month period ending June 30, 1999. A statement of operations for the nine-month period ending June 30, 1999 for Dining A La Card is not available and therefore not presented. Dining A La Card operations from June 30, 1999 to September 30, 1999 are included in Transmedia's operations. For comparability purposes, Transmedia derived its statement of operations for the nine-month period ending September 30, 1999 by removing the operations for the three months ending December 31, 1998 from the operation for the twelve-months ending September 30, 1999.

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

                            TRANSMEDIA NETWORK INC.

                 Schedule II-Valuation and Qualifying Accounts

       For each of the years in the three-years ended September 30, 2001
                                (in thousands)

                                                       Balance,       Charged                                    Balance,
                                                      beginning          to                          Other        end of
                                                       of year        expenses      Write-offs    Adjustments      year
                                                       -------        --------      ----------    -----------      ----
Accounts receivable:
     Year ended September 30, 2001:
        Allowance for doubtful
          accounts                                      $     15            124            (124)          -           15
                                                        ========         ======         =======     =======       ======

     Year ended September 30, 2000:
        Allowance for doubtful
          accounts                                      $     15            338            (338)          -           15
                                                        ========         ======         =======     =======       ======

     Year ended September 30, 1999
        Allowance for doubtful
          accounts                                      $     15            514            (514)          -           15
                                                        ========         ======         =======     =======       ======

Rights to receive:
     Year ended September 30, 2001
        Allowance for doubtful
          accounts                                      $ 12,745          8,586          (8,986)     (2,231) (1)  10,114
                                                        ========         ======         =======     =======       ======

     Year ended September 30, 2000
        Allowance for doubtful
          accounts                                      $ 14,872          7,391          (9,518)          -       12,745
                                                        ========         ======         =======     =======       ======

     Year ended September 30, 1999:
        Allowance for doubtful
          accounts                                      $  1,037          4,088          (2,772)     12,519  (2)  14,872
                                                        ========         ======         =======     =======       ======

Notes:
------

   (1)  Relates primarily to the termination of exclusivity agreement with GEFA
   (2)  Acquisition of Dining A La Card.

                       THIS PAGE INTENTIONALLY LEFT BLANK
                       ----------------------------------

Item 9.  Changes and Disagreements with Accountants on Accounting and Financial
-------------------------------------------------------------------------------
         Disclosure
         ----------
     None.

PART III
--------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     Information called for by Item 10 is set forth under the heading "Executive Officers of the Registrant" in Part I hereof and in "Election of Directors" in our 2001 Proxy Statement, which is incorporated herein by this reference.

Item 11. Executive Compensation
-------------------------------

     Information called for by Item 11 is set forth under the heading "Executive Compensation" in our 2001 Proxy Statement, which is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     Information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in our 2001 Proxy Statement, which is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in our 2001 Proxy Statement, which is incorporated herein by this reference.

PART IV
-------

Item 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K
---------------------------------------------------------------------------

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

Designation         Description
-----------         -----------

3.1  Certificate of Incorporation of Transmedia Network Inc., as amended. (b)

3.2 Certificate of Amendment to the Certificate of Incorporation of Transmedia Network Inc. (d)

3.3 Certificate of Amendment to the Certificate of Incorporation of Transmedia Network Inc., as filed with the Delaware Secretary of State on March 22,1994.(a)

3.4 Certificate of Amendment to the Certificate of Incorporation of Transmedia Network Inc., as filed with the Delaware Secretary of State on March 3, 1998.(i)

3.5 Certificate of Amendment of the Certificate of Incorporation of Transmedia Network Inc., as filed with the Delaware Secretary of State on November 9, 1999.(k)

3.6 Cetificate of Designations relating to the Series A Convertible Redeemable Preferred Stock, as filed with the Delaware Secretary of State on November 9, 1999.(k)

3.7 By-Laws of Transmedia Network Inc., as amended and restated as of March 3, 1998.(i)

4.1 First Amended and Restated Receivables Purchase Agreement, dated as of May 17, 2001, among Transmedia Network Inc., iDine Restaurant Group Inc., Transmedia Service Company Inc., and RTR Funding LLC, as purchaser

4.2  Form of Series A Convertible Redeemable Preferred Stock certificate.(k)

4.3 Form of Rights Agreement between Transmedia Network Inc. and American Stock Transfer & Trust Company, as subscription agent. (k)

4.4 Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C., and, with respect to Section 5 of the Agreement only, Robert M. Steiner, as trustee under declaration of trust dated March 9, 1983, as amended, establishing the Robert M. Steiner Revocable Trust.(k)

4.5 Investment Agreement, dated as of April 28, 2000, by and among Transmedia Network Inc., Minotaur Partners II, L.P., Value Vision International Inc., Dominic Mangone and Raymond Bank.(n)

4.6 Co-Sale and Voting Agreement, dated as of April 28, 2000, by and among Transmedia Network Inc., Samstock, L.L.C., Minotaur Partners II, L.P., Value Vision International Inc., Dominic Mangone and Raymond Bank.(n)

4.7 Investment Agreement, dated as of April 28, 2000, by and among Transmedia Network Inc., Gene M. Henderson, Herbert M. Gardner, James M. Callaghan, Gregory J. Robitaille, John A. Ward III, George S. Weidemann, Christine M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman, Samstock, L.L.C. and Thomas J. Litle.(n)

4.8 Co-Sale and Voting Agreement, dated as of April 28, 2000, by and among Transmedia Network Inc., Gene M. Henderson, Herbert M. Gardner, James M. Callaghan, Gregory J. Robitaille, John A. Ward III, George S. Weidemann, Christine M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman, Samstock, L.L.C. and Thomas J. Litle.(n)

10.1 Purchase Agreement, dated as of December 15, 1997, between Transmedia Network Inc. East American Trading Company.(l)

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

10.6 Stock Purchase and Sale Agreement, dated as of April 28, 2000, by and among Gene M. Henderson, Herbert M. Gardner, James M. Callaghan, Gregory
       J. Robitaille, John A. Ward III, George S. Weidemann, Christine M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman, Samstock, L.L.C. and Thomas J. Litle.(m)

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

10.15  1987 Stock Option and Rights Plan, as amended. (a)

10.16 Form of Stock Option Agreement (as modified) between Transmedia Network Inc. and certain Directors.(g)

10.17 Master License Agreement, dated December 14, 1992, between Transmedia Network Inc. and Conestoga Partners, Inc.(d)

10.18 First Amendment to Master License Agreement dated April 12, 1993, between Transmedia Network Inc. and Conestoga Partners, Inc. (e)

10.19 Second Amendment to Master License Agreement -- Assignment and Assumption Agreement dated August 11, 1993 among Transmedia Network Inc., TMNI International Incorporated and Transmedia Europe, Inc.(e)

10.20 Master License Agreement Amendment No. 3 dated November 22, 1993 between TMNI International Incorporated and Transmedia Europe, Inc.(e)

10.21 Master License Agreement, dated March 21, 1994, between TMNI International Incorporated and Conestoga Partners II, Inc. licensing rights in the Asia Pacific region. (a)

10.22 Stock Purchase and Sale Agreement, dated as of November 6, 1997, among Transmedia Network Inc., Samstock, L.L.C., and Transmedia Investors, L.L.C. (h)

10.23   Form of Warrant to purchase Common Stock of Transmedia Network Inc.(i)

10.24 Amended and Restated Agreement Among Stockholders Agreement, dated as of March 3, 1998, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C., Melvin Chasen, Iris Chasen and Halmstock Limited Partnership. (i)

10.25 Stockholders Agreement, dated as of March 3, 1998, among Transmedia Network Inc., EGI-Transmedia Investors, L.L.C., Samstock, L.L.C. and Melvin Chasen and Halmstock Limited Partnership. (i)

10.26 Security Agreement, dated as of December 1, 1996, among TNI Funding Company I, L.L.C. as Issuer, The Chase Manhattan Bank as Trustee and as Collateral Agent, TNI Funding I, Inc., as Seller and Transmedia Network Inc., as Servicer. (g)

10.27 Purchase Agreement, dated as of December 1, 1996, among Transmedia Network Inc., Transmedia Restaurant Company Inc., Transmedia Service Company Inc. and TNI Funding I, Inc., as Purchaser.(g)

10.28 Purchase and Servicing Agreement, dated as of December 1, 1996, among TNI Funding Company I, L.L.C., as Issuer, TNI Funding I, Inc. as Seller, Transmedia Network Inc., as Servicer, Frank Felix Associates, Ltd., as Back-up Servicer and The Chase Manhattan Bank, as Trustee.(g)

10.29 Indenture, dated as of December 1, 1996, between TNI Funding Company I, L.L.C., as Issuer and The Chase Manhattan Bank, as Trustee.(g)

10.30*  Letter of Agreement, dated January 29, 1997, between Transmedia Network
          Inc. and Stephen E. Lerch. (g)

10.31 Transmedia Network Inc. 1996 Long-Term Incentive Plan (including Amendments through August 5, 1998).(b)

10.32*  Employment Agreement, dated as of October 14, 1998, between Transmedia
          Network Inc. and Gene M. Henderson.(k)

10.33 Standby Purchase Agreement, dated as of June 30, 1999, between Transmedia Network Inc. and Samstock, L.L.C. including Standby Agreement Warrant.(k)

10.34 The Consulting Agreement , dated as of November 16, 2001, by and amongst Transmedia Network Inc., Transmedia Service Company Inc., and Frank Felix Associates, LTD., and Frank Schmeyer

10.35 Payment and Termination of Exclusivity Agreement dated December 29, 2001, by and amongst Transmedia Network Inc. and SignatureCard, Inc., and G E Financial Assurance, Inc.

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

      (n) Filed as an exhibit to Transmedia's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated by reference.

B. We did not file any Form 8-K Current Reports during the fourth quarter of the fiscal year ended September 30, 2001.

C. Exhibits:
    See paragraph (a) (3) above for items filed as exhibits to this Annual Report on Form 10-K as required by Item 601 of Regulation S-K.

D. Financial Statement Schedules:

E. See paragraphs (a)(1) and (a)(2) above for financial statement schedules and supplemental financial statements filed as part of this Annual Report on
     Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21/st/ day of December 2001.

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

                                            Capacity In
         Signature                          Which Signed                 Date
         ---------                          ------------                 -----
        /s/ Sheli Z. Rosenberg     Chairperson of the Board        December 28, 2001
---------------------------------
            Sheli Z. Rosenberg

        /s/ Gene M. Henderson      Director,                       December 28, 2001
---------------------------------
            Gene M. Henderson      President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)

        /s/ Stephen E. Lerch       Executive Vice President        December 28, 2001
---------------------------------
            Stephen E. Lerch       and Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)

        /s/ Herbert M. Gardner     Director                        December 28, 2001
---------------------------------
            Herbert M. Gardner

        /s/ John A. Ward III       Director                        December 28, 2001
---------------------------------
            John A. Ward III

        /s/ Raymond A. Gross       Director                        December 28, 2001
------------------------------
            Raymond A. Gross

        /s/ F. Philip Handy        Director                        December 28, 2001
------------------------------
            F. Philip Handy

                                 EXHIBIT INDEX

4.1 First Amended and Restated Receivables Purchase Agreement, dated as of May 17, 2001, among Transmedia Network Inc., iDine Restaurant Group Inc., Transmedia Service Company Inc., and RTR Funding LLC, as purchaser

10.34 The Consulting Agreement, dated as of November 16, 2001, by and amongst Transmedia Network Inc., Transmedia Service Company Inc., and Frank Felix Associates, LTD., and Frank Schmeyer

10.35 Payment and Termination of Exclusivity Agreement dated December 29, 2001, by and amongst Transmedia Network Inc. and SignatureCard, Inc., and G E Financial Assurance, Inc.

12        Statement regarding calculation of earnings to fixed charges.

21        Subsidiaries of Transmedia Network Inc.