Form 10-KT
period 2001-12-31
TRANSMEDIA NETWORK INC /DE/
filed 2002-04-01
CIK 78536

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

            FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
   [ ] Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended _________________

                                       OR

   [X] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

       For the transition period from October 1, 2001 to December 31, 2001
                                      ----------------   -----------------

                         Commission file number 1-13806
                                                -------

                           iDINE REWARDS NETWORK INC.
                           --------------------------
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

           Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
             Title of each class                            on which registered
            -------------------                             -------------------
  Common Stock, par value $.02 per share   American Stock Exchange and Philadelphia Stock Exchange

Preferred Stock, par value $.10 per share            Philadelphia Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                               -------------------

                                      None
                                      ----

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing sale price of March 25, 2002, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $85,950,301.

Number of shares outstanding of Registrant's common stock, as of
March 25, 2002: 15,879,293
                ----------

DOCUMENTS INCORPORATED BY REFERENCE:  None.
                                      -----

                                     PART I
                                     ------

We have made, and continue to make, various forward-looking statements with respect to our financial position, business strategy, projected costs, projected savings and plans and objectives of management. Such forward-looking statements are identified by the use of forward-looking words or phrases such as "anticipates," "intends," "expects," "plans," "believes," "estimates," or words or phrases of similar import. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forwarding looking statements. Our actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by factors, including, without limitation, general economic, business and market conditions; relationships with credit card issuers and other marketing partners; regulations affecting the use of credit card files; perceived desirability of alternate reward currencies such as frequent flyer miles; extreme weather conditions; participating merchants' continued acceptance of discount dining programs and the availability of other alternative sources of capital to participating merchants.

Item 1.  Business
-----------------

Corporate Structure
-------------------

Effective February 1, 2002, we changed our corporate name to iDine Rewards Network Inc. from Transmedia Network Inc. and commenced trading under the symbol IRN. iDine Rewards Network Inc. and its subsidiaries administer consumer reward programs which offer savings and rewards to our members principally when they dine in our participating restaurants. To a lesser extent, we also offer rewards for lodging and travel. We commenced operations in 1984 and were reincorporated as a Delaware corporation in 1987. Our principal office is located at 11900 Biscayne Boulevard, North Miami, Florida 33181. Our principal telephone number is (305)892-3300. Currently, we have the following principal operating subsidiaries:

iDine Restaurant Group Inc. (IRG), formerly Transmedia Restaurant Company Inc., is responsible for soliciting, underwriting, contracting with and servicing merchants that participate in the program. Other service establishments such as hotels, resort destinations and retailers are also solicited to the program but on a much smaller scale.

Transmedia Service Company Inc. (TSC) is responsible for (i) soliciting accounts, managing partner relationships and servicing members in the United States and (ii) providing support services to iDine Restaurant Group Inc.

RTR Funding LLC, a wholly owned subsidiary of Transmedia Service Company Inc., was established as a special purpose corporation for purposes of the securitization of cash advances made to merchants referred to as Rights to receive.

TMNI International Incorporated previously licensed the Transmedia Card, and licensed any service marks, proprietary software and know-how outside the United States.

iDine.com, Inc. was formed in April 2000 to provide restaurant operators with the capability of using the Internet to provide yield management tools such as variable promotions, dining incentives and off peak pricing to fill empty seats and generate incremental business. The entire operations of iDine.com were folded into IRG and TSC during the year ended September 30, 2001, to ensure a more efficient distribution of the revenue management program. Effective February 1, 2002, iDine.com merged with and into Transmedia Network Inc. which simultaneously changed its name to iDine Rewards Network Inc.

Description of Rights to Receive and Registered Card
----------------------------------------------------

Our primary business is the administration of dining rewards programs. We accomplish this through the acquisition of Rights to receive from participating merchants which are then sold for cash to our members. Rights to receive are the rights to receive the future cash flows associated with goods and services, principally food and beverage, which are acquired and purchased from participating restaurants for an amount typically equal to approximately 50% of the retail value of the food and beverage. Alternatively, we may acquire such Rights to receive either by facilitating the merchant's purchase of other goods and services or providing advertising and media placement services to the participating establishments. Almost all Rights to receive are purchased for cash. The typical discount to the menu price of 50% has merchant appeal due to the fact that the cost of food and beverages at most fine dining establishments is 30-40% of the retail value. Thus, the restaurant makes a wholesale profit in advance in exchange for upfront cash and filling tables in the future that may otherwise go empty. We typically purchase food and beverage credits that are anticipated to be utilized by our members in a period of no more than six to nine months from the date of purchase; however, it is not always possible for us to predict with accuracy the amount of time in which such credits will be consumed due to seasonality, the merchant's appeal to our members, or the unfamiliarity associated with the opening of new market areas.

A critical part of our methodology for administering the dining rewards program is referred to as the registered card platform. Obtained through the acquisition of Dining A La Card ("DALC") in June 1999, and subsequently enhanced by us, it has allowed us to replace the private label charge card program that we had utilized since inception. Members that enroll in the our programs simply register a valid major credit card with us and then present that registered credit card while dining at a participating restaurant. Based on our agreements with various processors and presenters throughout the country, we aggregate data for all the credit card transactions at our participating merchants. The transactions are then matched to a file containing the members' registered card. The matched transactions are qualified via business rules as to whether they are eligible for a reward. Qualified transactions are then used to provide member savings or alternate currency benefits, as well as to invoice and collect from merchants, principally via an electronic debit to the merchant's bank account.

The savings are delivered to the members in the form of a direct credit on their credit card statement, cash rebate or a mileage credit to their frequent flyer account. The credits typically represent approximately 20% of the member's dining spend with participating restaurants. Alternatively, members can elect to receive rewards in the form of ten frequent flyer miles for every dollar spent with major airlines, such as United, American, Delta, Northwest, America West, US Airways, British Airways, Continental and Alaska Airlines.

Business Developments
---------------------

In June 1999, we acquired from SignatureCard, Inc. ("SignatureCard"), a subsidiary of Montgomery Ward & Co., Incorporated, certain assets related to a membership discount dining program that SignatureCard operated under the DALC trade and service name.

DALC had competed directly with us since 1995. The assets acquired in the acquisition included various intellectual property rights and computer software, membership and merchant data, Rights to receive, and most significantly, the registered card platform. We simultaneously entered into a service agreement with SignatureCard pursuant to which we obtained access to their sponsor relationships with the nation's leading airlines. SignatureCard was to receive a portion of the fees and profits derived from members either initially acquired from SignatureCard or subsequently generated through their efforts. The operations of DALC were consolidated with ours, and integration was completed in November of 1999.

On December 28, 2000, we reached an agreement with GE Financial Assurance ("GEFA"), the successor parent of SignatureCard, to extinguish all remaining obligations associated with the DALC acquisition, to eliminate the exclusive right of SignatureCard to deal with the airline frequent flyer member files and to fully resolve and terminate the relationship. In consideration for the above, we paid GEFA $3.8 million in cash and honored GEFA's right to put 400,000 shares held by it as part of the acquisition consideration, at a value of $8.00 per share. This put right was exercised and we paid GEFA in two equal installments on January 17 and February 13, 2001. We also cancelled 160,000 options of the original 400,000 issued to SignatureCard as part of the original DALC purchase price, leaving SignatureCard with 240,000 options which must be exercised by June 30, 2002 at a strike price of $4.00 per share.

Following the acquisition, we converted our method of doing business from the legacy private label Transmedia Card program to the Registered Card program. This conversion was completed in August 2000. In order to capitalize on this significant change in our business, we conducted numerous customer research surveys and decided to re-brand the dining program under the name iDine. In contrast to the Transmedia Card, which was a private label charge card linked electronically to a member's bank credit card of choice, a registered card is a major credit card that has been registered with iDine by the holder. Members can make purchases that qualify for savings or rewards with one of their existing "registered" credit cards and the fact that the transaction may qualify for some form of savings or rewards is "blind" to both merchants and member guests. Thus, the iDine program allows members to accumulate savings by using conventional charge cards, such as MasterCard, Visa, American Express and Discover. We believe that the registered card concept has broader consumer and restaurant appeal due to its more discrete nature.

In connection with our conversion to the iDine registered card format, we initially launched an e-commerce initiative through our wholly owned subsidiary iDine.com. The on-line revenue management product, accessed through the iDine website, allows restaurants to create special time and date specific incentives and promotions in order to drive incremental traffic through the restaurant during slow periods. Consumers have their choice of receiving these variable benefits in either alternative currencies such as airline frequent flyer miles or cash. The website also allows for national restaurant listings and access to reviews. Specifically, the web site contains Zagat restaurant listings and review content provided under our agreement with Zagat. Other popular member enhancements are the member's review features and the ability of the member to manage his or her account online and review their transaction history. The significant business driver on the web site, however, is the revenue management program whereby restaurants who no longer wish to participate in the fixed incentive cash advance program have the ability to establish performance based variable dining deals online (e.g., 20% discount on Tuesday nights) which may be accepted by a member.

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

In the past, we have derived income from franchising and licensing the Transmedia Card trade name and service mark, and related proprietary rights and know-how within and outside the United States. We have also received revenue from licensing the Transmedia Card. In recent years, we started systematically reacquiring the franchise sales territories to obtain greater control over our national presence and growth plans. In June 2000, we completed the reacquisition of the last of our previously franchised territories. In addition to reacquiring all our previously franchised territories, in April 2000, we terminated, by mutual consent, the license agreements with Transmedia Asia Pacific, Inc. and Transmedia Europe. Following a brief transition period, Transmedia Asia Pacific, Inc. and Transmedia Europe, Inc. have ceased using the Transmedia brand name for their respective discount programs.

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

Merchant Programs

Fixed Incentive Plans
o Cash Advance Plan - Under this plan, the merchant receives cash in advance for food and beverage credits typically in the ratio of 1:2. Gross dining sales are recognized as the portion of the total ticket recovered from the merchant, typically 80%. The 20% is left with the merchant to provide the merchant with liquidity for items such as sales tax and tips.

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

Usually, both the cash advance and arrears plan are available to members seven days a week at the conventional savings value.

Variable Incentive Plans
o The Revenue Management Plan - This performance based plan provides the merchant with the ability to direct when they wish to offer incentive dining. The merchant posts or make available a certain reward (i.e., percentage discount) tied to specific days of the week or time of day, or both. The reward is communicated to members via the iDine website, directories and through wireless devices such as Palm pilots. The member either goes to the advertised restaurant or, for certain "exclusives", selects the reward and then makes a reservation to dine. We receive a portion of the transaction, the merchant gets direct incremental business when they want it, and the member receives a reward.

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

Participating Members and Merchants

As of December 31, 2001, we had approximately 7,700 merchants available to our members. As of that date, accounts enrolled in various programs totaled approximately 7,800,000 while active members who are described as members with a dining transaction during the last twelve months were 1,200,000.

                                                                       September 30,
                                December 31,  ----------------------------------------------------------------------
                                        2001          2001           2000          1999          1998          1997
------------------------------ -------------- ------------- -------------- ------------- ------------- -------------
Merchants                              7,700         7,800          7,000         7,200         7,300         7,100
---------
Credit cards on file              10,100,000     8,600,000      3,150,000     2,700,000     1,200,000     1,300,000
--------------------
Enrolled accounts                  7,800,000     6,650,000      2,750,000     2,400,000       850,000       900,000
-----------------
Active Members                     1,200,000     1,100,000         N/A           N/A           N/A           N/A
--------------
------------------------------ -------------- ------------- -------------- ------------- ------------- -------------

The majority of all restaurants listed in the quarterly directories published by us typically renew their contracts after the initial Rights to receive are used. However, after the second renewal, attrition tends to increase because the restaurants, with our help, have often either become successful and no longer require our financial and marketing resources, or we choose not to renew them. Offsetting this decrease are new restaurants that choose to participate as old ones leave the program, and restaurants that were formerly on the program that re-sign as they further expand and/or desire the program's benefits again. This provides us with a continuous flow of restaurant prospects. Moreover, the e-commerce enabled revenue management program has been helpful in restaurant retention efforts by inducing merchants to remain in the program, and also to attract restaurants that previously had chosen not to participate with a fixed incentive plan.

The increase in accounts during the year ended September 30, 1999 was mainly due to the addition of 1,700,000 accounts with the acquisition of DALC. The substantial increase in the year ended September 30, 2001 was due mainly to the establishment of direct relationship with our airline partners after the buyout of GEFA in December 2000 and the subsequent addition of 2,800,000 new airline frequent flyer accounts. Additional enrollments included 425,000 other partner generated accounts and 225,000 corporate card accounts. The increase during the three-month transition period ended December 31, 2001 was due mainly to the addition of 800,000 new airline frequent flyer accounts and 300,000 partner generated accounts.

We believe that in no area where we operate are we close to restaurant or account saturation. During the year ended September 30, 2000, the integration of DALC and subsequent conversion to the registered card platform also had the effect of slightly lowering the number of restaurants participating in our programs. Limited resources were focused on converting restaurants over to the registered card program instead of acquiring new restaurants. Some of the restaurants were uncomfortable converting to a program in which the "discount diner" is imperceptible from the rest of the population. More significantly, there were restaurants in both portfolios that were not economically viable for us, and the conversion process served to flush these restaurants out. With the conversion process completed, we were able to focus on acquiring new restaurants and significantly increase new restaurants in fiscal 2001. Further, we continue to aggressively pursue the multi-units or chain restaurants that, prior to the conversion and institution of the variable incentive program, had previously been outside of our scope of potential merchants.

Marketing
---------

During 2001, we aggressively pursued our large credit card file partners and our corporate expense management program. The recently announced Upromise alliance is an example of distribution of the dining program membership to a large traffic group, in this case over 1,750,000 accounts. Another key marketing initiative that is now possible through the registered card format is the corporate expense management program. Participating companies enroll their corporate card accounts with us on a no fee basis where a benefit is not provided until the member reaches a certain level of qualified spending. After reaching such level, the participating company receives a monthly check for the aggregate benefits earned by their employees when dining out for business and travel. Increasingly, companies are providing some of that benefit to employees in the form of frequent flyer miles to encourage usage. Communicating restaurant information to corporate card employees is most commonly done through a regular content transmission to the corporation's intranet site or by directing them to www.idinecorporate.com. Participation in this program has been well received, and during the recent three-month transition period numerous well-known entities, including E.I. Dupont de Nemours, Rockwell Automation, Cardinal Health, and Arrow Electronics have been added.

We also continue to expand our airlines relationships, with the announcement of the Alaska Mileage Dining Plan in late September 2001 and the subsequent addition of over 400,000 frequent flyer accounts during the transition period to American Advantage Dining, United Mileage Plus Dining, Delta Skymiles Dining, USAirways Dividend Miles, America West FlightFund Dining, British Airways Executive Club Dining, Continental OnePass Dining and Northwest WorldPerks Dining. We operate nine airline dining reward programs that offer frequent flyer miles as rewards. Under these arrangements, enrollment and fulfillment costs are significantly reduced, the effective cost of the reward to members, when compared to a cash rebate, is lowered and the demographic profile of the members, principally business travelers and vacationers, is desirable. We continue to negotiate with a number of other large partners and most of the proposed alliances follow a variation of the above partnerships (i.e., large enrollment potential, enabled through the registered card format, at very low or no cost of acquisition and servicing, often coupled with a cost effective alternative currency that is used as the reward to the prospective members). These "wholesale" partner arrangements that allow for large group enrollment efforts are enabled by our "registered card" methodology and have significantly reduced our cost of account acquisition. Some of these costs have been replaced by benefit awareness marketing expense used to convert these accounts to active members using the program.

We have engaged a leading strategic customer marketing and technology firm, to develop and implement new branding and targeted customer communication programs for us. The firm will utilize its integrated strategic, analytic and creative resources to emphasize the new brand image for iDine that continues to be more representative of our current customer base and the varied consumer motivations and aspirations surrounding "dining out." Our existing customer database of dining enthusiasts and restaurant owners will help us to identify specific customer segments which will drive some of the initial brand messaging, activation and acquisition initiatives.

The success of our business depends on our ability to maintain an appropriate ratio of members to merchants within each geographic market we serve. If we have too many members and not enough restaurants, our member base may become dissatisfied, and participating restaurants may experience a higher volume of rewards business than anticipated. This could result in low program usage, membership cancellations, and attrition in the restaurant base. Alternatively, if too many restaurants participate in our programs with too few members, Rights to receive turnover volume will be reduced resulting in reduced revenue and a high cost of capital. Managing this ratio requires an ability, among other things, to anticipate trends within a market and the desires of our customers and participating restaurant partners. We analyze our markets in terms of member and restaurant counts by zip code, cuisine types and restaurant quality. As we expand both our demographic and geographic footprint, we continue to develop alternative value propositions that appeal to the multi-unit restaurant industry. The multi-unit casual dining market tends to be a lower margin, lower average ticket business; however, there is still the need to fill empty seats and drive traffic in off-peak time frames. We continue to have discussions with a number of multi-unit operators to provide either the traditional cash advance, unrestricted seven day a week offers, or Sunday to Thursday marketing only offer and in the past year have enlisted major national chains and numerous regional multi-unit operators to the program.

We are now focused on growth in revenue and taking advantage of the scale inherent in our business. From the restaurant perspective, we continue to develop alternative offers to meet off-peak or real time needs of the restaurant operators, all of which are geared to retaining restaurants in the program. This goal is accomplished by providing a suite of marketing propositions that meet the needs of growing and expanding restaurants as well as the mature, successful ones and include both fine dining and casual dining. We also know that it is critical to continue to provide periodic reporting to the restaurants demonstrating the positive impact we can have on their business. From a member growth standpoint, the registered card platform appeals to partners with large credit card files, and coupled with our technology competency and dominant market position, sets the stage for significantly increasing the size of the membership. Our challenge will continue to be the effective management of the delicate balance between the restaurants and members in each market.

Dependence on marketing partners
--------------------------------

We have aggressively hired marketing personnel and entered into new marketing relationships to help gain access to large groups of potential customers. We have relationships with various organizations that provide the marketing, support and endorsement of our services and products. For example, we rely on our agreements with banks, credit unions, corporations, airline frequent flier programs, and other entities across the country to assist us in marketing our services to their existing and future customer base. However, we need to expand these relationships and enter into new relationships. We have entered into agreements to direct potential members to our programs via means of specific web pages. The development and management of these partnerships, requires experienced sales and marketing personnel. Sales generated from airline members were approximately $23.6 million for the three months ended December 31, 2001 and $87.1 million, $71.1 million and $9 million for the years ended September 30, 2001, 2000 and 1999, respectively. We believe that the current environment is conducive to partners who desire customer loyalty and that our dining programs create both value and the vehicle to engender customer behavior that meets the loyalty needs.

Competition
-----------

The dining rewards business remains competitive and we compete for both members and participating merchants although we are the only national in scope dining provider. We also anticipate continued growing competition from various e-commerce ventures. Competitors include discount programs offered by major credit card companies, other companies that offer different kinds of discount marketing programs and numerous small companies which offer services which may compete with the services offered or to be offered by us. Certain of our competitors may have substantially greater financial resources and expend considerably larger sums than we do for new product development and marketing. Further, we must compete with many larger and better-established companies for the hiring and retaining of qualified marketing personnel. We believe that the unique features of our programs: (1) can be used by members at participating establishments with very few restrictions; (2) provide substantial savings without the need for a member to present discount coupons or a separate card when paying for a meal; and (3) provide participating establishments with cash in advance of customer charges, contribute to our competitiveness and allows us to offer better value and service to our members and merchants.

Employees
---------

As of December 31, 2001, we had 245 full-time employees. We believe that our relationships with our employees are good. None of our employees are represented by a labor union.

Item 2. Properties
------------------

The principal leased properties of Transmedia and its subsidiaries are set forth in the following table.

------------------------------------  ------------ -------------------- ----------------
                   Location           Monthly Rent     Terms of Lease    Square Footage
------------------------------------  ------------ -------------------- ----------------
Miami - call center, processing, and
executive office                       $ 42,000     05/01/01 - 04/30/04      22,430
------------------------------------  ------------ -------------------- ----------------
New York - Sales                         12,250     09/01/01 - 10/31/06       3,000
------------------------------------  ------------ -------------------- ----------------
Chicago - Sales                           3,987     08/01/98 - 07/31/04       1,876
------------------------------------  ------------ -------------------- ----------------
Boston - Sales                            4,618     09/01/00 - 08/31/03       1,500
------------------------------------  ------------ -------------------- ----------------
Los Angeles - Sales                       4,685     06/01/01 - 05/31/06       2,057
------------------------------------  ------------ -------------------- ----------------
San Francisco - Sales                     3,871     05/15/98 - 05/14/03       1,254
------------------------------------  ------------ -------------------- ----------------
Philadelphia - Sales                      2,660     10/01/98 - 09/30/03       1,641
------------------------------------  ------------ -------------------- ----------------
Dallas - Sales                            2,158     11/01/98 - 10/31/03       1,355
------------------------------------  ------------ -------------------- ----------------
Potomac, MD - Sales                       4,808     01/01/01 - 12/31/03       1,923
------------------------------------  ------------ -------------------- ----------------

We believe our properties are generally well-maintained, in good condition and adequate for our needs. Furthermore, we believe that suitable additional or replacement space will be available when and if needed.

Item 3. Legal Proceedings
-------------------------

We are involved in various legal proceedings. While it is not currently possible to predict or determine the outcome of these proceedings, it is the opinion of our management that the outcome of any of these shall not have a material adverse effect on our financial position or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of stockholders, through a solicitation of proxies or otherwise, during the three-month transition period ended December 31, 2001.

PART II
-------

Item 5. Market for our Common Stock and Related Shareholder Matters
-------------------------------------------------------------------

Effective February 1, 2002, the Company changed its corporate name to iDine Rewards Network Inc. and commenced trading under the symbol IRN. A series of announcements and press releases were issued to adequately inform our shareholders, and the investing community in general, prior to the effective date.

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

On April 5, 2001, the New York Stock Exchange advised us that while we were in compliance with the market capitalization threshold it intended to de-list our common stock and our Series A Senior Convertible Redeemable Preferred Stock (the "Series A convertible preferred stock") since we had not met the minimum stockholders' equity requirement of $50 million. Effective April 16, 2001, our common stock was listed on the American Stock Exchange ("AMEX") under the ticker symbol TMN. Subsequently, we changed our name and symbol. The following table sets forth the high, low and closing prices of our common stock for the transition period and for each quarter of the year ended September 30, 2001 and 2000.

          Quarter Ended               Low        High        Close
          -------------               ---        ----        -----
         December 31, 1999         $ 2.125       2.938       2.500
         March 31, 2000              4.563       5.313       5.000
         June 30, 2000               2.938       5.000       4.250
         September 30, 2000          3.313       4.375       3.750
         December 31,  2000          2.250       3.750       3.000
         March 31, 2001              2.500       3.625       2.900
         June 30, 2001               2.700       4.090       3.500
         September 30, 2001          2.610       3.640       3.000
         December 31, 2001           2.477       4.400       4.350

No dividends have been paid on our common stock in each of the last two years ended December 31, 2001. The payment of dividends to holders of common stock, if any, in the future, will depend upon, among other things, our earnings and financial requirements, as well as general business conditions.

On April 16, 2000, our Series A convertible preferred stock was reported on the OTC Bulletin Board under the symbol TMNwp. On November 29, 2001, our Series A convertible preferred stock began trading alongside our common stock on the Philadelphia Stock Exchange under the symbol TMNpra. After we changed the name of our company, we changed the Series A convertible preferred stock's ticker symbol to IRNpra. Holders of our Series A convertible preferred stock are entitled to receive dividends at the rate of $0.29 per share per annum, at least $0.145 of which is payable in quarterly installments in arrears on the first business day of January, April, July and October. Annual dividends in the amount of $0.145 per share are not payable currently but can be deferred, accrued and be payable upon a conversion or redemption of the Series A convertible preferred stock or our liquidation, dissolution or winding up. We, however, may choose to pay any or all deferred dividends currently. Dividends will accrue from and including the issue date to and including the date on which the shares of Series A convertible preferred stock are redeemed or converted or on which the liquidation preference is paid. To the extent not paid, current dividends and deferred dividends will be cumulative. The holders of Series A convertible preferred stock are entitled to receive cash dividends on an as-converted basis equal to the common stock, if dividends are paid on common stock. On July 27, 2001, 13,108 shares of Series A convertible preferred stock were converted into 14,405 shares of common stock. At December 31, 2001, the conversion rate of the preferred shares was one preferred share for 1.12915 common shares. Dividends on our

Series A preferred shares for the last two most recent years ended September 30, 2001 and the transition period are as follows:

          Quarter Ended                   Cash           Accrued
          -------------                   ----           -------

         December 31, 1999              $ 0.021         $   0.021
         March 31, 2000                   0.036             0.036
         June 30, 2000                    0.036             0.036
         September 30, 2000               0.036             0.036
         December 31, 2000                0.036             0.036
         March 31, 2001                   0.036             0.036
         June 30, 2001                    0.036             0.036
         September 30, 2001               0.036             0.036
         December 31, 2001                0.036             0.036

The aggregate number of holders of record of our common stock and Series A convertible preferred stock on March 22, 2002 was approximately 2,200 and 400, respectively.

   Item 6. Selected Financial Data (Dollars in thousands except for per share
   -----------------------------------------------------------------------------
data)
-----

The selected consolidated financial data set forth on the following page should be read in conjunction with "Management Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements of the Company and Notes thereto, and other financial information included elsewhere herein of this Form 10-KT. Historical results are not necessarily indicative of results that may be expected for future periods.

                                             Three months ended
                                                December 31,                   Year ended September 30,
                                              2001       2000       2001       2000        1999       1998       1997
                                            -------    -------    --------   --------    --------    -------   --------
                                                    Unaudited
                                                    ---------
Statements of Operations Data:

Registered card sales                       $50,492    $39,643    $182,714   $103,950    $ 25,942    $    --   $     --

Private label sales                             137      4,338       7,323     76,677      94,530     95,549    101,301
                                            -------    -------    --------   --------    --------    -------   --------

Total dining sales                           50,629     43,981     190,037    180,627     120,472     95,549    101,301

Net revenue from dining sales                12,162      9,835      45,401     36,356      23,882     19,659     21,232

Membership and renewal fee income             1,563      1,727       7,009      8,444       8,281      7,321      7,251

Other operating revenue                          69        188         776      1,558       2,625      3,161      2,461

Total operating revenues                     13,794     11,750      53,186     46,358      34,788     30,141     30,944

Total operating expenses                     12,109     11,301      47,450     46,831      40,782     37,606     30,246

Operating income (loss)                       1,685        449       5,736       (473)     (5,994)    (7,465)       698

Other expense                                  (529)    (1,343)     (4,318)    (5,682)     (2,404)    (2,971)    (1,382)

Income (loss) before taxes and
extraordinary item                            1,156       (893)      1,419     (6,155)     (8,398)   (10,436)      (684)

Income tax benefit (provision)                  (71)        --         (85)        --      (2,000)     2,600        260


Extraordinary item, loss on early
extinguishment of debt, net of tax               --         --          --     (1,623)         --         --         --

Net income (loss)                           $ 1,085    $  (893)   $  1,334   $ (7,778)   $(10,398)   $(7,836)  $   (424)
                                            =======    =======    ========   ========   =========    =======   ========

Per Share Data:

Income (loss) before taxes
and extraordinary items                        0.05       (.07)       0.01       (.51)       (.80)      (.67)      (.04)

Extraordinary item, loss on early
extinguishment of debt                           --         --          --       (.12)         --         --         --

Net income (loss)
          Basic and diluted                    0.05       (.07)       0.01
                                                                                 (.63)       (.80)      (.67)      (.04)
Weighted average number of common and
common equivalent shares outstanding:
          Basic                              15,781     16,177      15,983     14,149      13,043     11,773     10,166
                                            =======    =======    ========   ========    ========    =======   ========
          Diluted                            16,089     16,177      16,281     14,149      13,043     11,773     10,166
                                            =======    =======    ========   ========    ========    =======   ========

                                          Three months ended
                                             December 31,                   Year ended September 30,
                                           2001       2000       2001       2000        1999       1998       1997
                                         -------    -------    --------   --------    --------     ------    -------
                                                 Unaudited
                                                 ---------
Balance Sheet Data:
-------------------

Total assets                              $ 109,390  $ 112,359   $ 108,320  $ 121,581   $ 119,710   $ 74,425   $ 72,685
Revolving securitization                     55,500     56,442      55,500     59,625          --         --         --
Long-term debt:
          Recourse                               --         --          --         --      10,000         --         --
          Non-recourse                           --         --          --         --      33,000     33,000     33,000

Redeemable preferred shares                   9,695      9,695       9,695     10,000          --         --         --
Stockholders' equity                         20,694     19,530      20,135     20,806      18,113     27,734     25,304
Debt to total assets                             --         --          --         --         36%        44%        45%
Earnings to fixed charges                      227%        54%        122%        17%       -109%      -245%        73%
Cash dividends per common share              $ 0.00     $ 0.00      $ 0.00     $ 0.00     $  0.00     $ 0.02     $ 0.02


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the provision for rights to receive losses, the valuation allowance for net deferred tax assets, investments and intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements. We provide allowances for rights to receive losses based on our estimate of losses resulting from the inability of our merchants to remain in business and provide a vehicle to repay the cash advanced for food and beverage. If the financial condition of our merchant base were to deteriorate, resulting in their inability to provide food and beverage to our members thereby reducing the cash we advanced to them, additional allowances may be required.

We record a valuation allowance to reduce our deferred tax assets when future realization is in question. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

We continually evaluate whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of unamortized goodwill. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our dining programs, a change in the competitive environment and other industry and economic factors. We measure impairment of unamortized goodwill utilizing the undiscounted cash flow method. The estimated cash flows are then compared to our goodwill amount; if the unamortized balance of the goodwill exceeds the estimated cash flows, the excess of the unamortized balance is written off. As of December 31, 2001, we determined that there has been no impairment of goodwill.

We will adopt SFAS No. 142 in the first quarter of 2002. With the adoption of SFAS No. 142, we will assess the impact based on a two-step approach to assess goodwill based on applicable reporting units and will reassess any intangible assets, including goodwill, recorded in connection with our previous acquisitions. We had recorded approximately $152 of amortization on goodwill during the three months ended December 2001 and would have recorded approximately $607 of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We are currently assessing, but have not yet determined the impact the adoption of SFAS No. 142 will have on our consolidated financial statements. As of December 31, 2001, we had unamortized goodwill of $9,671.

The Company recognizes gross dining sales as revenue when our members dine in one of our participating restaurants. Revenue is only recognized if the member dining transaction qualifies in accordance with the rules of the particular dining program. The amount of revenue recognized is that portion of the total spending by the member that the Company is entitled to receive in cash, in accordance with the terms of the contract with the restaurant. For the typical cash advance based contract where we have acquired or prepaid for food and beverage credits on a wholesale basis, we often leave some portion of the member's dining spend with the merchant to provide liquidity for payment of sales tax and tips. For example, if the total dining spend by the member is one hundred dollars at our participating restaurants, as evidenced by the full amount of the credit card transaction, and our contract provides for us to leave behind 20%, the amount of gross dining sales recognized is eighty dollars representing what we will actually realize in cash. Similarly, for members' dining transactions at restaurants in the revenue management program where we have not advanced cash and the rewards or savings may vary by the time of day or day of the week, revenue is only recognized to the extent that we are contractually entitled to receive cash for a portion of the member's spend. The same one hundred dollar transaction referred to above in a revenue management restaurant may only yield thirty dollars in cash to be realized; however, there is no cash advanced, the transaction has less risk, and there is no cost of the rights to receive sold.

Fee income, which is now principally renewal fees from the cash reward iDine Prime members, is recognized over a twelve-month period beginning in the month the fee is received. Cardholder membership fees are cancelable and refunded to members, if requested, on a pro rata basis based on the remaining portion of the membership.

The forward-looking information set forth in this Form 10-K is as of December 31, 2001, and we undertake no duty to update this information. Should events occur subsequent to make it necessary to update the forward-looking information contained in this Form 10-K, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-Q or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at www.sec.gov.
                 -----------

The following discussion should be read in conjunction with the consolidated financial statements provided under Part II, Item 8 of the Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

As a means of better explaining our operations and results, the following table illustrates the relationship between revenue and expense categories for the three months ended December 31, 2001 and 2000, and the years ended September 30, 2001, 2000 and 1999, respectively.

                                                      Percentage of Gross Dining Revenue
                                                      ----------------------------------
                                                 Three months ended         Year ended
                                                     December 31,          September 30,
                                                    2001     2000     2001     2000     1999
                                                   -----    -----    -----    -----    -----
                                                         (Unaudited)
Registered card                                     99.8     90.1     96.1     57.5     21.5
Private label                                         .2      9.9      3.9     42.5     78.5
                                                   -----    -----    -----    -----    -----
     Total dining sales                            100.0    100.0    100.0    100.0    100.0

Cost of sales                                       55.0     55.5     54.6     58.3     58.2
Rewards and savings                                 21.0     22.1     21.5     21.6     22.0
                                                   -----    -----    -----    -----    -----
     Net dining revenue                             24.0     22.4     23.9     20.1     19.8

Membership and renewal fee income                    3.1      3.9      3.7      4.7      6.9
Other revenue                                         .1       .4       .4       .9      2.2
                                                   -----    -----    -----    -----    -----

Total operating revenue                             27.2     26.7     28.0     25.7     28.9
                                                   -----    -----    -----    -----    -----

Selling, general and administrative expenses        11.1     12.5     11.4     12.4     15.3
Salaries and benefits                                7.6      7.9      8.8      7.0      8.2
Sales commission and expenses                        2.7      3.1      2.9      2.7      2.7
Member and merchant marketing expenses               2.5      2.2      1.9      3.8      5.4
Settlement of licensee litigation                     --       --       --       --      2.3
                                                   -----    -----    -----    -----    -----

             Total operating expenses               23.9     25.7     25.0     25.9     33.9
                                                    ----     ----     ----     ----     ----
Operating income (loss)                              3.3      1.0      3.0     (0.2)    (5.0)

Non-operating income and interest expense, net      (1.0)    (3.0)    (2.3)    (3.2)    (2.0)
                                                   -----    -----    -----    -----    -----

Income (loss) before income tax provision and
extraordinary item                                   2.3     (2.0)     0.7     (3.4)    (7.0)

Income tax provision                                  .2       --       --       --      1.6
                                                   -----    -----    -----    -----    -----

Extraordinary item, loss on early
Extinguishments of debt, net of tax                   --       --       --       .9       --
                                                   -----    -----    -----    -----    -----

Net income                                           2.1     (2.0)     0.7     (4.3)    (8.6)
                                                   =====    =====    =====    =====    =====

Results of Financial Condition and Operations

iDine Rewards Network Inc. (IRN) changed its fiscal year end to December 31 from September 30, effective the three-month period ended December 31, 2001. References to fiscal 2001, 2000 and 1999 relate to the years ended September 30, 2001, 2000 and 1999. In view of the change in our fiscal year, management's discussion and analysis of results of financial condition and operations will:

     o compare the audited results of operations for the three months ended December 31, 2001, to the unaudited results of operations for the three months ended December 31, 2000;

     o compare the results of operations for the fiscal year ended September 30, 2001, to the results of operations for the fiscal year ended September 30, 2000;

     o compare the results of operations for the fiscal year ended September 30, 2000, to the results of operations for the fiscal year ended September 30, 1999.

Results of Operations (Three months ended December 31, 2001 versus three months ended December 31, 2000)

                                                       (in thousands)
                                                       --------------

                                                                                                  Three months ended
                                                 Three months ended                                December 31, 2000
                                                  December 31, 2001                                  (Unaudited)
                                         -------------------------------------         -------------------------------------
                                           RTR          NON-RTR         TOTAL            RTR           NON-RTR        TOTAL
                                         -------        -------        -------         -------         -------       -------
Gross qualified spend                    $62,509        $ 7,279        $69,788         $55,096          $1,794       $56,890
Sales yield                                77.5%          29.7%          72.5%           78.8%           30.2%         77.3%
Gross dining sales                        48,467          2,162         50,629          43,439             542        43,981
Cost of sales                             24,637             --         24,637          21,919              --        21,919
Provision for RTR losses                   3,016             --          3,016           1,943              --         1,943
Processing fee                               162             19            181             536              17           553
                                          ------          -----         ------          ------           -----        ------
              Total cost of sales        $27,815        $    19         27,834         $24,398          $   17        24,415
                                          ------          -----         ------          ------           -----        ------
Rewards and savings                                                     10,633                                         9,731
                                                                        ------                                        ------
Net dining revenue                                                     $12,162                                       $ 9,835
                                                                        ======                                         =====

RTR     - Rights to receive
NON-RTR - represents sales where there was no cash advanced to the merchant (i.e. arrears and revenue management)

Results of Operations (Three months ended December 31, 2001 versus three months ended December 31, 2000) (in thousands)

Despite the economic uncertainty that existed after the events of September 11th, 2001, gross dining spend for the three months ended December 31, 2001 was $69,788, an increase of $12,898 or 22.7% over the same period in the prior year. The average ticket decreased from $56.27 for the three months ended December 31, 2000 to $55.89 for the same period in 2001, but a 23.5% increase in the number of dines from 1,011 to 1,249, respectively, resulted in a higher overall spend for the three months ended December 31, 2001 versus the prior year. The increase in the number of dines was mainly the result of the increase in our enrolled accounts from 4.2 million at December 31, 2000 to 7.8 million at December 31, 2001 and the corresponding increase in accounts active in the last 12-months from 887 to 1,233, respectively. There has been a reduction of the average ticket with the advent of the registered card program versus the private label card.

Sales yield, which represents gross dining sales as a percentage of gross dining spend, decreased from 77.3% for the three months ended December 31, 2000 to 72.5% for the three months ended December 31, 2001. The difference in the sales yield reflects the various propositions available to our participating merchants. Under our typical cash advance plan, the merchant receives cash in advance for food and beverage credits in the ratio of 1:2. Gross dining sales are recognized as the portion of the ticket recovered from the merchant, typically 80%. The 20% is left with the merchants to provide the merchant with liquidity for items such as sales tax and tips. In this example, our sales yield would be 80%. The sales yield is affected not only by the percentage of spend left behind in our cash advance deal, but also by the amount of sales associated with our revenue management and arrears plan deals (non Rights to receive plans). Non-Rights to receive sales increased 305.7% to $7,279 when comparing the three months ended December 31, 2001 with the same period in the prior year. In these plans, the merchant receives no cash advance, but is still listed in our directory of participating merchants. When a member dines at his or her establishment, we may receive between 25% to 35% of the transaction from the merchant. In these non-cash advance deals the sales yield would be between 25% to 35%. While the actual cash received from these transactions is less than the cash advance plan, there is very little risk, and we do not have a cost of capital for these merchants.

Gross dining sales rebounded after reaching a low for 2001 in September 2001 due to the events of September 11th. Gross dining sales for the three months ended December 31, 2001 were $50,629, and increase of $6,648 or 15.1% over the same period in the prior year. While some of the largest territories were down on a year over year basis, including New York, Chicago and San Francisco, the increase in virtually all other territories more than offset these declines. We anticipate that with the addition of members and restaurants as well as planned marketing activities in the upcoming fiscal year, sales will continue to increase.

Cost of sales increased by $3,419 or 14% to $27,834 when comparing the three months ended December 31, 2001 to the same period in the prior year. This increase is attributable to the overall increase in sales. However, as a percentage of sales, cost of sales decreased from 55.5% for the three months ended December 31, 2000 to 55.0% for the three month ended December 31, 2001. The decrease as a percentage is the result of (i) an increase in non-RTR sales as a percentage of overall dining sales from $542 or 1.2% for the three months ended December 31, 2000 to $2,162 or 4.3% for the three months ended December 31, 2001. There is no cost associated with these sales and therefore the higher non-RTR sales results in a lower overall cost of sales as a percentage of gross dining sales and (ii) lower processing costs (which are included in cost of sales) associated with the registered card program versus the private label program from $553 or 1.3% of sales for the three months ended December 31, 2000 to $181 or 0.4% of sales for the three months ended December 31, 2001. These reductions are somewhat offset by an increase in the provision for rights to receive losses from $1,943 or 4.5% of gross dining sales for the three months ended December 31, 2000 to $3,016 or 6.2% of gross dining sales for the three months ended December 31, 2000 reflecting our perception of the increased market risk in the dining and hospitality industry subsequent to September 11th.

Member savings and rewards increased $902 or 9.3% when comparing the three months ended December 31, 2001 with the same period in the prior year. However, as a percentage of sales, member savings and rewards decreased from to 22.1% during the three months ended December 31, 2000 to 21.0% during the three months ended December 31, 2001. The reduction is mainly a result of the increased spending by frequent flyer members and other rewards participants who receive an alternate currency other than cash as the dining benefit. These alternate currencies have an effective cost that is lower than the cash benefit, principally as a result of the volume purchasing discount available to us through the airlines. Additionally, certain revenue management and multi-unit restaurant transactions have a reduced level of benefit from the conventional rate. Finally, the corporate expense reduction program introduced in fiscal 2001 has a feature whereby the rebates back to the corporate partners are not paid until a certain level of qualified spend is achieved by their employees. These foregone savings are deferred and recognized on an effective rate basis as a reduction in the overall savings and rewards expense.

Membership and renewal fee income decreased to $1,563, of which $38 was initial fee income for the three months ended December 31, 2001, compared to $1,727, of which $36 was initial fee income for the same period during 2000. The decreased initial fee income is reflective of the change in our marketing strategy in recent years. Marketing of the fee-based membership was reduced significantly due to changes in the regulatory environment regarding direct marketing solicitations. Our marketing strategy has shifted to focus mainly on marketing a no-fee dining program to key affinity and loyalty partners where we can take advantage of the registered card platform and enroll large quantities of accounts at a very low cost of acquisition and solicitation.

Selling, general and administrative expenses increased $112 or 2.0% to $5,613 when comparing the three months ended December 31, 2001 with the same period in the prior year. The increase in expenses is related to an increase in professional fees of $262 (mainly accounting and legal fees associated with the Company's name and fiscal year end change as well as a VISA Cardholder Information Security Program assessment and a Service Auditor Report (SAS 70) review to develop security policies and risk matrix) and an increase of $366 in other expenses (mainly for consulting charges relating to a sales compensation study performed and for media barter implementation). These increases in expenses are somewhat offset by a decrease of $147 in rent and other offices expense (partly due to the decrease in rent expense for the New York office) and a decrease of $402 in programming and systems (reflecting the elimination during late 2001 of charges associated with the upgrade of the iDine website).

Salaries and benefits increased $390 or 11.2% from $3,472 during the three months ended December 31, 2000 to $3,862 during the three months ending December 31, 2001 mainly as a result of higher head count levels (237 and 245 employees at December 31, 2000 and 2001, respectively), principally in marketing and information technology as well as severance payments made to terminated or retiring employees.

Member and merchant marketing expenses were $1,251 for the three months ended December 31, 2001 versus $976 for the three months ended December 31, 2000, an increase of $275 or 28.2% reflecting additional rewards and incentives paid to increase member spending.

Other expense, net of income during the three months ended December 31, 2001 amounted to $529 versus $1,342 for the same period in 2000, a decrease of $813 while the effective rate of the securitization decreased from 10.7% for the three months ended December 31, 2000 to 4.8% for the three months ending December 31, 2001. The principal reasons for the change was a decrease of $909 in interest expense and financing costs during the three months ended December 31, 2001. The decrease related to reduced amortization of upfront financing fees and favorable interest rates.

Income before taxes was $1,156 for the three months ended December 31, 2001 compared to a loss of $893 for the same period in 2000. A net operating loss carryforward of $11,387 was available at December 31, 2001. The net deferred tax asset, principally related to the net operating loss carryforward and the provision for losses on rights to receive remains fully reserved. We recorded alternative minimum tax of $71 for the three months ended December 31, 2001 versus $0 for the same period in the prior year.

Net income was $1,085 or $0.05 per share for the three months ended December 31, 2001 compared to a net loss of $893 or $0.07 per share for the same period of 2000.

Results of Operations (year ended September 30, 2001 versus 2000)

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

Cost of sales decreased to $103,832 or to 54.6% of gross dining sales down from $105,239 or to 58.3% a year earlier. The reduction in cost of sales is directly related to the conversion of the acquired DALC portfolio of restaurants. Prior to the acquisition, DALC often competed against us on price, offering merchants an advance rate less than our customary rate of 2:1 without the level of secured interest that we required. While this provided for a faster turn of the rights to receive, it also resulted in a higher cost of rights to receive sold and a more at-risk investment. As these acquired contracts came up for renewal, they were re-signed and converted by us to the 2:1 rate. While this initially resulted in a somewhat slower turn, the individual dining transactions are more profitable due to the corresponding lower cost of the Rights to receive consumed. The provision for Rights to receive losses, which are included in cost of sales, increased to $8,586 or 4.5% of gross dining sales in 2001, compared to $7,391 or 4.1% in the prior year period due to the increased allowance recorded principally for the additional collection risk associated with the registered card process. With the registered card programs, we collect payment for qualified dines from the merchant primarily via an electronic funds debit processed daily, while with the private label program, we collected directly from the members (i.e., we processed the receipts through the members electronically linked credit card accounts, and the full amount of the funds billed to the credit card is remitted directly to us). Processing fees based on transactions processed, and included in cost of sales, decreased as a percentage of gross dining sales from 2.2% for fiscal 2000 to slightly less than 1.0% for fiscal 2001, reflecting the lower processing cost per transaction with the registered card program versus the private label.

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

Membership and renewal fee income decreased to $7,009, of which $151 was initial fee income in 2001, compared to $8,444, of which $1,654 was initial fee income in 2000. The decreased initial fee income is reflective of the change in our marketing strategy in fall of 1999. Marketing of the fee-based membership was reduced significantly due to changes in the regulatory environment regarding direct marketing solicitations. Our marketing strategy has shifted to focus mainly on marketing a no-fee dining program to key affinity and loyalty partners where we can take advantage of the registered card platform and enroll large quantities of accounts at a very low cost of acquisition and solicitation. One such program is the aforementioned corporate card program geared towards assisting companies in reducing their travel and entertainment expense. Participating companies enroll their corporate card accounts with us and after the required spend by the employee, the participating company receives a monthly check for the aggregate benefits earned by their employees when dining out. We anticipate that a number of significant additional corporate programs will continue to be added next year. Our strategy is also to continue to enroll members of the airline mileage programs for which there is also no fee but very little acquisition cost and a lower cost of rewards. Fee income, which is now principally renewal fees from the cash reward iDine Prime members, is recognized over a twelve-month period beginning in the month the fee is received. Cardholder membership fees are cancelable and refunded to members, if requested, on a pro rata basis based on the remaining portion of the membership.

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

Other expense, net of income in 2001 amounted to $4,317 versus $5,682 in 2000, a decrease of $1,365. The principal reasons for the change was a decrease of $1,233 in interest expense and financing costs in 2001. Although the effective rate of the securitization decreased only slightly from 8.9% during fiscal 2000 to 8.7% during 2001, the average outstanding balance decreased from $62,062 in fiscal 2000 to $56,647 in fiscal 2001. While we have experienced favorable interest rates with our securitization in the latter part of fiscal 2001, particularly in the fourth quarter, the extension fee paid in December 2000, and to a lesser extent the facility renewal fees paid in May 2001, had an adverse impact on the effective rate for the year but still resulted in a lower cost of financing compared to the prior year. It should be noted that prior to entering into the securitization in December 1999, we financed the purchase of DALC with a bridge loan from a bank and short-term borrowings from an affiliate. These loans had a much higher interest rate than the current securitization.

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

Results of Operations (year ended September 30, 2000 versus 1999)

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

Other operating revenue decreased $1,067 when comparing the year ending September 30, 2000 to the prior year mainly as a result of a decrease in continuing franchise fee and royalty income as well as processing income. Continuing franchise fee and royalty income decreased for the year ended September 30, 2000 to $568 from $1,073 in the prior year. In June 2000, we completed the reacquisition of the last of our franchises. As such, franchise royalty fees have ceased at that date. Processing income which represents the net fees charged to restaurants when the Company serves as merchant of record for processing all other non-Company point of sale transactions has decreased for the year ended September 30, 2000 to $915 from $1,402 in the prior year.

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

In order to avoid prolonged litigation, we settled an outstanding lawsuit with our former licensee, Sports & Leisure, Inc., in November of 1999. Under the terms of the settlement, Sports & Leisure, Inc. received $2,100 in cash and 280,000 shares of common stock for a total of $2,835. Based on the fair value of the common stock included in the settlement and net of reserve amounts previously provided by us in the first quarter of 1999, a charge of $1,835 was recognized in the fourth fiscal quarter of 1999.

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

Liquidity and Capital Resources

Our working capital was $12,552, $12,188 and $17,216 at December 31, 2001, September 30, 2001 and 2000, respectively. The increase from September 30, 2001 to December 31, 2001 is mainly a result of the Company's increased sales and profitability during the three-month period. The decrease from September 30, 2000 to 2001 resulted principally from the execution of a Payment and Termination of Exclusivity Agreement (the "Agreement") with GE Financial Assurance ("GEFA"), the parent of SignatureCard, to extinguish all obligations associated with the DALC acquisition. The Agreement also eliminated SignatureCard's exclusivity rights in dealing with the airline frequent flyer member files, and fully resolved and terminated the joint marketing and revenue sharing relationship. In consideration for the above, the Company paid GEFA $3,800 in cash and honored GEFA's right to put 400,000 shares held by it as part of the acquisition consideration, at a value of $8 per share. This put right was exercised and the Company paid GEFA $3,200 in two equal installments on January 17 and on February 13, 2001. Transmedia also cancelled 160,000 options of the original 400,000 issued as part of the original DALC purchase price, leaving SignatureCard with 240,000 options which must be exercised by June 30, 2002 at a strike price of $4.00. We believe that the clear and direct access we now have to the airline partners has had and will continue to have a very favorable impact on our operating results.

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

Borrowing capacity under the facility is recalculated weekly based on a formula driven advance rate applied to the current balance of Rights to receive that are eligible to be securitized. The advance rate is determined based on recent sales trends and months on hand of Rights to receive. Available capacity at December 31, 2001 was $58,300 and the outstanding borrowings were $55,500. The facility provides various restrictive covenants regarding collateral eligibility, concentration limitations and also requires the Company to maintain net worth of at least $24,000. At December 31, 2001 the company was in compliance with the covenants.

The interest rate applicable to the new facility is the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper ("CP") having a term equal to the related CP tranche period that may be sold by any placement agent or commercial paper dealer selected by the conduit on the first day of such CP tranche period, plus the amount of any placement agent or commercial paper dealer fees and commissions incurred or to be incurred in connection with such sale. For the three months ended December 31, 2001 and the years ended September 30, 2001 and 2000, the effective interest rate for the facility was 4.4%, 8.6% and 8.9% per annum, respectively.

The conduit requires that a liquidity facility be provided by an A1/P1 rated financial institution in the amount equal to 102% of the securitization amount. This liquidity facility must be renewed annually. Our primary bank, JP Morgan Chase, formerly Chase Manhattan Bank ("Chase"), provided the liquidity facility in the initial year and indicated a desire to syndicate all or a portion of the liquidity facility, or alternatively, bring in a co-purchaser conduit for a percentage of the securitization. On December 27, 2000, the credit agreements were amended to provide an extension of the initial term for 90 days to March 28, 2001 to complete the syndication and our borrowing capacity limit was reduced to $60,000. The credit agreements were further extended by Chase to the earlier of the closing of a co-purchase arrangement or June 28, 2001. An extension fee of $600 was paid to Chase on December 26, 2000.

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

The early extinguishment of the 1996 facility and payoff of the related non-recourse notes in December 1999 resulted in an extraordinary charge of $1,623 or $0.12 per share consisting of the following:

Write-off of related unamortized financing costs              $          540
Termination payment to noteholder
     and non-recourse partners                                         1,083
                                                              --------------
Extraordinary charge before income tax benefit                         1,623
Income tax benefit                                                      (412)
Related increase in income tax valuation allowance                       412
                                                              --------------
Net extraordinary charge                                      $        1,623
                                                              ==============

Rights to Receive

Compared to September 30, 2001, our inventory of Rights to receive, net of allowance, decreased by $1,316 to a total of $67,466 at December 31, 2001.

                          Analysis of Rights to Receive

-------------------------------------------------------------------------------------------
                                                        December
                                                           31,          September 30,
-------------------------------------------------------------------------------------------
                                                          2001     2001      2000     1999
                                                          ----     ----      ----     ----
-------------------------------------------------------------------------------------------
Rights to receive, beginning of year                   $68,782  $68,374   $76,454  $42,347
-------------------------------------------------------------------------------------------
Acquisition of Registered Card
 Rights to receive in DALC transaction, net                 --       --        --   40,782
-------------------------------------------------------------------------------------------
Purchase of Rights to receive                           27,138  103,009    95,564   60,053
-------------------------------------------------------------------------------------------
Charge-offs of Rights to receive                       (3,803)  (8,986)   (9,518)  (3,871)
                                                       -------  -------   -------  -------
                                                        92,117  162,397   162,500  139,311
                                                        ------  -------   -------
-------------------------------------------------------------------------------------------
Cost of Rights to receive, included in cost of sales    24,651   93,615    94,126   62,857
                                                        ------   ------    ------   ------
-------------------------------------------------------------------------------------------
Rights to receive, end of year                         $67,466  $68,782   $68,374  $76,454
                                                       =======  =======   =======  =======
-------------------------------------------------------------------------------------------

We believe that continued increase in the number of restaurants that participate in the registered card dining programs is essential to attract and retain members. We strive to constantly manage the dynamics of each market by balancing the Rights to receive acquired to the member demand. This balance is critical to achieving the participating restaurants objectives of incremental business and yield management and the members' desire for an adequate amount of desirable dining establishments. Management believes that the purchase of Rights to receive can be funded generally from cash generated from operations, and from funds made available through the securitization. Also, new programs such as revenue management do not require any cash outlay.

Rights Offering

On November 9, 1999, we completed a Rights Offering to existing shareholders resulting in the issuance of 4,149,378 convertible, redeemable preferred shares. The preferred shares have a dividend rate of 12%, of which 6% is payable in cash, quarterly in arrears, and the remaining 6% accrues unless otherwise paid currently at the Company's discretion, until conversion by the holder. During the three months ended December 31, 2001, we declared dividends in the amount of $297 while during the year ended September 30, 2001 and 2000, we declared dividends in the amount of $1,204 and $1,079, respectively. Each preferred share may be converted into common stock at the option of the holder at any time. The initial rate of conversion was one to one. Subsequent conversion rates are higher to the extent of the deferred dividend accruing at 6% and any unpaid cash dividends. If not previously converted, we may commence redemption of the preferred shares on the third anniversary of the rights offering. On July 27, 2001, 13,108 shares of preferred stock were converted to 14,405 shares of common stock. At December 31, 2001, the conversion rate of the preferred shares was one preferred share for 1.12915 common shares.

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

Private Placement

We rolled out our new Internet dining venture nationally during the second half of fiscal 2000. Execution of the e-commerce initiative was initially executed through iDine.com, a wholly owned subsidiary. The on-line product allows restaurateurs to create special incentives and promotions through the iDine website on specific days of the week and/or times of the day in order to drive incremental traffic when they need it most. Consumers have their choice of savings benefits in points or cash and may convert the points into either complimentary dining or frequent flyer miles. The website may also allow for on-line reservations, features national restaurant listings and access to reviews. The on-line initiative has broadened the amount and type of savings and rewards offered to consumers as well as expanded the participating restaurant base by providing restaurant operators with a full suite of yield management products. We also have used a template of the website to host our various partners dining program offering. This is emerging as a critical strategy for us as members enrolling through the websites tend to be more engaged and active in the program.

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

General

Capital expenditures for the three months ended December 31, 2001 and for the years ended September 30, 2001, 2000 and 1999 were $752, $4,188, $5,036 and
$2,106, respectively. Management believes that cash to be used in investing activities associated with capital expenditures in the year ended December 30, 2002 will be approximately $4,000. Capital expenditure decreased $848 in year ended September 30, 2001 compared to prior year. The main reason for the decrease in capital expenditure was that during the prior year we launched the e-commerce initiative and expenditures consisted mainly of website development, computer hardware and software technology necessary to support the operation of the dining programs, the Member Service Center and the integration of the registered card platform. Although we continue to have expenditures pertaining to the website development, these cost have been reduced in the current year. We believe that cash on hand at December 31, 2001, together with cash generated from operations and available under the securitization facility will satisfy our normal operating capital needs during the 2002 calendar year.

SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. A valuation allowance was previously provided for the net deferred tax assets as of September 30, 2000, due to our recurring losses. The valuation allowance at December 31, 2001, September 30, 2001 and 2000 was $8,757, $9,217 and $9,260, respectively. The net deferred tax asset relates primarily to net operating loss carryforwards which expire through December 31, 2018 and amount to $11,387 at December 31, 2001.

Operating activities during the three months ended December 31, 2001 resulted in net cash provided of $5,558. However, further expansion into new markets and planned increases in existing markets could reverse this trend depending on the rate of growth management deems appropriate. As described in the above paragraph, funds generated from operations, as well as capacity under the securitization, should be sufficient to fund such growth over the next twelve months.

Cash provided from investing activities for the three months ended December 31, 2001 was $1,643 compared to cash used during the years ended September 30, 2001, 2000 and 1999 of $11,309, $8,980 and $38,148. Cash provided from investments during the three-month period was mainly from short term investments which matured towards the end of 2001.

Cash flows used by financing activities were $510 and $9,951 for the three months ended December 31, 2001 and the year ended September 30, 2001, respectively, compared with cash flows provided by financing activities of $9,457 in 2000 and $39,098 in 1999. During the three months ended December 31, 2001, the principal use of cash flow was $300 paid as preferred dividends and $213 used to purchase shares of our common stock.

At December 31, 2001, we had no off-balance sheet financing. Also, all special purpose entities have been consolidated in the consolidated financial statements provided under Part II, Item 8 of the Form 10-K. The following is a table detailing our contractual obligations and commitments at December 31, 2001:

                                                                          Payments by Due Periods
                                                     ------------------------------------------------------------------
                                                                   Less than 1                            Over 5 years
Contractual Obligations and Commitments                 Total          year       1-3 years   4-5 years
-----------------------------------------------------------------------------------------------------------------------
Revolving securitization (renewed annually)              $ 55,500      $ 55,500        $  --       $  --         $  --
Information technology service agreement                    7,050         2,850        4,200          --            --
Leases                                                      2,967         1,099        1,519         203           146
Standby letter of credit                                       90            90           --          --            --
                                                         --------      --------      -------       -----         -----
                                              Total      $ 65,607      $ 59,539      $ 5,719       $ 203         $ 146
                                                         ========      ========      =======       =====         =====

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

We are exposed to various types of market risk, including changes in interest rates. Market risk is the potential loss arising from adverse changes in the market rates and prices, such as interest rates. Our exposure to market risk for changes in interest rates is limited to the exposure related to our debt instruments used to finance the purchase of Rights to receive and short term investments which are tied to market rates. On December 30, 1999, we entered into the $80,000 revolving securitization of the combined Rights to receive of both the private label and the registered card dining programs. The securitization was privately placed through an asset backed commercial paper conduit. The interest rate applicable to this facility is the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper ("CP") having a term equal to the related CP tranche period that may be sold by any placement agent or commercial paper dealer selected by the conduit on the first day of such CP tranche period, plus the amount of any placement agent or commercial paper dealer fees and commissions incurred or to be incurred in connection with such sale. As of December 31, 2001, we had $55,500 million outstanding under this securitization. The commercial paper and the interest payment are subject to interest rate risk. If market interest rates were to increase immediately and uniformly by 100 basis points at December 31, 2001, the interest payments would increase by approximately $555 per annum. We do not plan to use derivative financial instruments in our investment portfolio. Our short term investments are made according to a policy to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We had investments in equity securities at December 31, September 30, 2001 and September 30, 2000 of $147, $152 and $1,246, respectively, as well as short-term investments in corporate and government bonds of $1,001, $3,177 and $0, respectively.

                          Item 8. Financial Statements
                          ----------------------------

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

Independent Auditors' Report                                              F-1

Financial Statements:
    Consolidated Balance Sheets at December 31, 2001,
     September 30, 2001 and 2000                                          F-2

    Consolidated Statements of Operations and Comprehensive Income/
    (Loss) for the three months ended December 31, 2001 and 2000
    (unaudited) and the years ended September 30, 2001, 2000 and 1999     F-3,4

    Consolidated Statements of Shareholders' Equity for
     the three months ended December 31, 2001 and the
     years ended September 30, 2001, 2000 and 1999                        F-5

    Consolidated Statements of Cash Flows for the three months ended
    December 31, 2001 and 2000 (unaudited) and the years ended
    September 30, 2001, 2000 and 1999                                     F-6,7

    Notes to Consolidated Financial Statements                            F-8-32

    Schedule II - Valuation and Qualifying Accounts                       F-33
                           iDINE REWARDS NETWORK INC.
                       (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                December 31, 2001 and September 30, 2001 and 2000

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report

The Board of Directors and
  Shareholders

 iDine Rewards Network Inc. (formerly Transmedia Network Inc.):


We have audited the accompanying consolidated balance sheets of iDine Rewards Network Inc. (formerly Transmedia Network Inc.) (the "Company") as of December 31, 2001, September 30, 2001 and 2000, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity and cash flows for the three-months ended December 31, 2001, and each of the years in the three-year period ended September 30, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for the three-months ended December 31, 2001, and each of the years in the three-year period ended September 30, 2001 as listed in item 14(a)2 of the Company's 2001 Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of iDine Rewards Network Inc. (formerly Transmedia Network Inc.) as of December 31, 2001, September 30, 2001 and 2000, and the results of their operations and their cash flows for the three-months ended December 31, 2001, and each of the years in the three-year period ended September 30, 2001, in conformity with generally accepted accounting principles in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Fort Lauderdale, Florida
February 6, 2002, except as to note 20, which is as of March 7, 2002


                                     iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                                           AND SUBSIDIARIES
                                                      Consolidated Balance Sheets
                                                 (in thousands, except per share data)

                                                                            December 31,    September 30,   September 30,
                               Assets                                         2001             2001             2000
                               ------                                         ----             -----           ----
Current assets:
     Cash and cash equivalents                                          $      13,957     $      7,266    $      19,818
     Short term investments                                                     1,001            3,177                -
     Accounts receivable, net                                                   7,027            8,155            9,135
     Rights-to-receive, net                                                    67,466           68,782           68,374
     Prepaid expenses and other current assets                                  1,022            1,059            2,883
                                                                            ---------        ---------        ---------
                   Total current assets                                        90,473           88,439          100,210

Securities available for sale, at fair value                                      147              152            1,246
Property and equipment, net                                                     8,479            8,785            8,484
Other assets                                                                      620            1,121            1,192
Excess of cost over net assets acquired                                         9,671            9,823           10,449
                                                                            ---------        ---------        ---------

                   Total assets                                               109,390     $    108,320     $    121,581
                                                                            =========         ========         ========
                Liabilities and Shareholders' Equity
                ------------------------------------
Current liabilities:

     Secured non-recourse revolving debt                                       55,500           55,500           59,625
     Accounts payable - rights-to-receive                                      10,179            8,772            7,443
     Accounts payable - trade                                                   7,161            7,419           10,317
     Accrued expenses and other                                                 2,605            3,446            2,601
     Deferred membership fee income                                             2,476            2,690            3,008
                                                                            ---------        ---------        ---------
                   Total current liabilities                                   77,921           77,827           82,994

Other long-term liabilities                                                     1,080              664            4,581
                                                                            ---------        ---------        ---------

                   Total liabilities                                           79,001           78,491           87,575
                                                                            ---------        ---------        ---------

Guaranteed value of puts                                                           --               --            3,200
Shareholders' equity :
     Preferred stock, par value $0.10 per share (1,000 shares
        authorized; none issued and outstanding)                                   --               --               --
     Preferred stock - Series A, senior convertible redeemable, par value $0.10 per share; authorized 10,000 shares; issued and outstanding 4,071, 4,136 and 4,149 shares, respectively
                                                                                  414              414              415
     Common stock, par value $0.02 per share; authorized 70,000 shares; issued and outstanding 15,781, 15,805 and 16,200
        shares, respectively                                                      316              316              316
     Additional paid-in capital                                                43,150           43,150           43,129
     Cumulative other comprehensive income (loss)                                (265)            (250)             833
     Retained deficit                                                         (12,968)         (13,756)         (13,887)
     Treasury stock, at cost (81, 16 and 0 shares, respectively)                 (258)             (45)              --
                                                                            ---------        ---------        ---------

                   Total shareholders' equity                                  30,389           29,829           30,806
                                                                            ---------        ---------        ---------

                   Total liabilities and shareholders' equity            $    109,390     $    108,320     $    121,581
                                                                            =========        =========        =========
See accompanying notes to consolidated financial statements.



                                     iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                                           AND SUBSIDIARIES

                                 Consolidated Statements of Operations and Comprehensive Income (Loss)
                                                (in thousands, except income per share)

                                                                  Three months
                                                                ended December 31,          Years ended September 30,
                                                                2001         2000          2001       2000         1999
                                                             ---------    ---------    ---------    ---------    ---------
                                                                         (unaudited)
Operating revenue:
     Registered card sales                                   $  50,492    $  39,643    $ 182,714    $ 103,950    $  25,942
     Private label sales                                           137        4,338        7,323       76,677       94,530
                                                             ---------    ---------    ---------    ---------    ---------

     Gross dining sales                                         50,629       43,981      190,037      180,627      120,472

     Cost of sales                                              27,834       24,415      103,832      105,239       70,110
     Member rewards and savings                                 10,633        9,731       40,804       39,032       26,480
                                                             ---------    ---------    ---------    ---------    ---------

     Net revenue from dining sales                              12,162        9,835       45,401       36,356       23,882

     Membership and renewal fee income                           1,563        1,727        7,009        8,444        8,281
     Other operating revenue                                        69          188          776        1,558        2,625
                                                             ---------    ---------    ---------    ---------    ---------

           Total operating revenues                             13,794       11,750       53,186       46,358       34,788
                                                             ---------    ---------    ---------    ---------    ---------

Operating expenses:
     Selling, general and administrative expenses                5,613        5,501       21,556       22,431       18,430
     Salaries and benefits                                       3,862        3,472       16,803       12,683        9,825
     Sales commission and expenses                               1,383        1,352        5,512        4,842        3,245
     Member and merchant marketing expenses                      1,251          976        3,579        6,875        6,447
     Settlement of licensee litigation                              --           --           --           --        2,835
                                                             ---------    ---------    ---------    ---------    ---------

           Total operating expenses                             12,109       11,301       47,450       46,831       40,782
                                                             ---------    ---------    ---------    ---------    ---------

                   Operating income (loss)                       1,685          449        5,736         (473)      (5,994)

Other income (expense):
     Realized gains on sale of securities available for
        sale                                                        --           --           --           40        1,149
     Interest and other income                                     152          248          747          575          468
     Interest expense and financing cost                          (681)      (1,590)      (5,064)      (6,297)      (4,021)
                                                             ---------    ---------    ---------    ---------    ---------

                   Income (loss) before income tax
                        provision and extraordinary item         1,156         (893)       1,419       (6,155)      (8,398)

Income tax provision                                                71           --           85           --        2,000
                                                             ---------    ---------    ---------    ---------    ---------


                   Income (loss) before extraordinary item   $   1,085    $    (893)   $   1,334    $  (6,155)   $ (10,398)
                                                             ---------    ---------    ---------    ---------    ---------


                                                                                                                Continued


                                     iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                                           AND SUBSIDIARIES

                                Consolidated Statements of Operations and Comprehensive Loss, Continued
                                                (in thousands, except income per share)

                                                              Three months
                                                           ended December 31,        Years ended September 30,
                                                           2001        2000        2001        2000        1999
                                                         --------    --------    --------    --------    --------
                                                                      (unaudited)
Extraordinary item, loss on early extinguishment of
         debt, net of tax                                    --          --          --        (1,623)       --
                                                         --------    --------    --------    --------    --------
                   Net  income (loss)                       1,085        (893)      1,334      (7,778)    (10,398)
                                                         --------    --------    --------    --------    --------
Other comprehensive income (loss)
     Unrealized holding gain (loss) on securities
           available for sale                                 (15)       (624)     (1,083)        636          78
     Beginning unrealized loss for all securities sold       --          --          --           (21)       (562)
     Tax effect of unrealized gain                           --           237        --          --            90
                                                         --------    --------    --------    --------    --------

                   Comprehensive income (loss)           $  1,070    $  1,280    $    251    $ (7,163)   $(10,792)
                                                         ========    ========    ========    ========    ========
Net  income (loss) per common and common
    equivalent share:
    Basic and diluted:
          Income (loss) before extraordinary item            0.05       (0.07)       0.01        (.51)       (.80)
          Extraordinary item loss on early
              extinguishment of debt,                        --          --          --          (.12)       --

          Net income (loss)                              $   0.05    $  (0.07)   $   0.01    $   (.63)   $   (.80)
                                                         ========    ========    ========    ========    ========


Weighted average number of common and common
     equivalent shares outstanding:
          Basic                                            15,781      16,177      15,983      14,149      13,043
          Diluted                                          16,089      16,177      16,281      14,149      13,043








See accompanying notes to consolidated financial statements.

          iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity
                                 (in thousands)

                                               Preferred Stock            Common stock                             Cumulative
                                            ----------------------   ------------------------     Additional          other
                                              Number                   Number                      paid-in        comprehensive
                                             of shares   Amount       of shares    Amount          capital            income
                                            ----------------------   ------------------------   -----------------------------------
Balance, September 30, 1999                          --      $ --         13,376        $264           22,661            $ 218
     Net loss                                        --        --             --          --               --               --
     Issuance of common stock                        --        --          2,824          56           12,044               --
     Issuance of preferred stock                  4,149       415             --          --            9,284               --
     Net put options activity                        --        --             --          (4)            (860)              --
     Preferred dividend                              --        --             --          --               --               --
     Cumulative other comprehensive
       income, net                                   --        --             --          --               --              615
                                            ----------------------   ------------------------   -----------------------------------

Balance, September 30, 2000                       4,149       415         16,200         316           43,129              833
     Net income                                      --        --             --          --               --               --
     Stock options exercised                         --        --              7          --               17               --
     Conversion of preferred stock                 (13)       (1)             14          --                4
     Preferred dividend                              --        --             --          --               --               --
     Redemption of put options                       --        --           (400)         --               --               --
     Cumulative other comprehensive loss,
        net                                          --        --             --          --               --           (1,083)
     Treasury stock                                  --        --             --          --               --               --
                                            ----------------------   ------------------------   -----------------------------------
Balance, September 30, 2001                       4,136       414         15,821         316           43,150             (250)
     Net income                                      --        --             --          --               --               --
     Preferred dividend                              --        --             --          --               --               --
     Cumulative other comprehensive loss,
        net                                          --        --             --          --               --              (15)
     Treasury stock                                  --        --             --          --               --               --
                                            ----------------------   ------------------------   -----------------------------------
Balance, December 31, 2001                        4,136     $ 414         15,821       $ 316          $43,150            $(265)
                                            ======================   ========================   ===================================



                                                                      Treasury Stock
                                                     Retained     ---------------------------
                                                     (deficit)      Number
                                                     earnings     of shares      Amount        Total
                                                   ---------------------------------------------------
Balance, September 30, 1999                         $ (5,030)           --          $ --     $ 18,113
     Net loss                                         (7,778)           --            --       (7,778)
     Issuance of common stock                             --            --            --       12,100
     Issuance of preferred stock                          --            --            --        9,699


     Net put options activity                             --            --            --         (864)
     Preferred dividend                               (1,079)           --            --       (1,079)
     Cumulative other comprehensive
       income, net                                        --            --            --          615
                                                   ---------------------------------------------------

Balance, September 30, 2000                          (13,887)           --            --       30,806
     Net income                                        1,334            --            --        1,334
     Stock options exercised                              --            --            --           17
     Conversion of preferred stock                                      --            --            4
     Preferred dividend                               (1,204)           --            --       (1,204)
     Redemption of put options                            --            --            --           --
     Cumulative other comprehensive loss,
        net                                               --            --            --       (1,083)
     Treasury stock                                       --            16           (45)         (45)
                                                   ---------------------------------------------------

Balance, September 30, 2001                          (13,756)           16           (45)      29,829
     Net income                                        1,085            --            --        1,085
     Preferred dividend                                 (297)           --            --         (297)
     Cumulative other comprehensive loss,
        net                                               --            --            --          (15)
     Treasury stock                                       --            65          (213)        (213)
                                                   ---------------------------------------------------
Balance, December 31, 2001                          $(12,968)           81        $(258)     $ 30,389
                                                   ===================================================


See accompanying notes to consolidated financial statements.



                                     iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                                           AND SUBSIDIARIES
                                                 Consolidated Statements of Cash Flows
                                                            (in thousands)

                                                                       Three months
                                                                    ended December 31,         Years ended September 30,
                                                                   --------------------    --------------------------------
                                                                      2001      2000          2001      2000          1999
                                                                   --------    --------    --------    --------    --------
                                                                             (unaudited)
 Cash flows from operating activities:
    Net income (loss)                                             $  1,085    $   (893)   $  1,334    $ (7,778)   $(10,398)
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
         Depreciation and amortization                                1,212       1,171       4,601       4,067       3,444
         Amortization of deferred financing cost                        170         333       1,268       1,113         354
         Provision for losses on rights-to-receive                    3,016       1,943       8,586       7,391       4,606
         Gain on sale of investments                                     --          --          --         (40)     (1,149)
         Loss on disposal of fixed assets                                --          --          --           8          --
         Deferred income taxes                                           --          --          --          --       2,000

         Changes in assets and liabilities:
           Accounts receivable                                        1,128        (143)     (1,578)     (1,029)     (5,545)
           Rights-to-receive                                           (293)     (1,861)     (5,161)      3,849       4,706
           Prepaid expenses and other current assets                    142         278         195       2,870      (3,766)
           Other assets                                                 332        (552)     (1,206)      1,490      (1,411)
           Accounts payable                                            (262)        543         676       1,158       5,022
           Income taxes receivable (payable)                             83         (17)         66         (37)      1,259
           Accrued expenses and other                                  (841)       (471)        245      (1,821)      2,982
           Deferred membership fee income                              (214)        453        (318)       (843)      1,257
                                                                   --------    --------    --------    --------    --------
            Net cash provided by operating activities                 5,558         784       8,708      10,398       3,361
                                                                   --------    --------    --------    --------    --------

 Cash flow from investing activities:
      Termination of exclusivity agreement                               --      (3,800)     (3,800)         --          --
      Additions to property and equipment                              (752)       (833)     (4,188)     (5,036)     (2,106)
      Increase (decrease)  in short term investments                  2,176          --      (3,177)         --          --
      Acquisition of Dining a la Card                                    --          --          --          --     (36,453)
      Acquisition of franchises                                          --          --          --      (5,401)       (648)
      Proceeds from sale of fixed assets                                 --          --          --          12          --
      Proceeds from sale of securities available for sale                --          --          --          40       1,149
      (Increase) decrease in restricted deposits and investments        219         (15)       (144)      1,405         (90)
                                                                   --------    --------    --------    --------    --------
            Net cash provided by (used in) investing activities       1,643      (4,648)    (11,309)     (8,980)    (38,148)
                                                                   --------    --------    --------    --------    --------

 Cash flows from financing activities:
      Net proceeds from (repayment of) revolving securitization          --      (3,183)     (4,125)     58,555          --
      Repayment of fixed rate securitization facility                    --          --          --     (33,000)         --
      Redemption of put options                                          --          --      (3,200)         --          --
      Retirement of convertible notes                                    --          --      (2,000)         --          --
      Dividends paid                                                   (297)       (301)       (602)       (389)         --
      Purchase of common stock                                         (213)         --         (45)         --          --
      Conversion of warrants and options for common stock, net           --          --          21          --          --
      Proceeds from (repayment of) short term borrowings - bank          --          --          --     (29,000)     29,000
      Proceeds from (repayment of) term loan - affiliate                 --          --          --     (10,000)     10,000
      Net proceeds from preferred stock issuance                         --          --          --       9,700          --
      Net proceeds from issuance of common stock                         --          --          --       9,865         306
      Decrease (increase) in restricted cash                             --          --          --       3,726        (208)
                                                                   --------    --------    --------    --------    --------
           Net cash provided by (used in) financing activities    $    (510)  $  (3,484)   $ (9,951)   $  9,457    $ 39,098
                                                                   --------    --------    --------    --------    --------
                                                                                                                      Continued

          iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued


                                                                       Three months
                                                                    ended December 31,         Years ended September 30,
                                                                   --------------------    --------------------------------
                                                                      2001      2000          2001      2000          1999
                                                                   --------    --------    --------    --------    --------
                                                                           (unaudited)

                     Net increase (decrease) in cash              $ 6,691    $ (7,348)    $ (12,552)   $ 10,875    $ (4,311)
Cash and cash equivalents:
     Beginning of  the period                                       7,266      19,818        19,818       8,943       4,632
                                                                    -----      ------      --------    --------      ------
     End of year of the period                                    $13,957    $ 12,470     $   7,266    $ 19,818    $  8,943
                                                                   ======     =======     =========     =======      ======
Supplemental disclosures of cash flow information:
     Cash paid (received) during the year for:
        Interest                                                  $   353    $  1,110     $   3,235    $  3,916    $  2,873
                                                                   ======     =======     =========     =======      ======
        Income taxes                                              $    75    $     17     $      32    $     37    $ (1,259)
                                                                   ======     =======     =========     =======      ======
        Dividends                                                 $   150    $    602     $     602    $     38    $     --
                                                                   ======     =======     =========     =======      ======

Supplemental schedule of noncash investing and financing activities:

    At December 31, 2001, September 30, 2001 and 2000 the Company adjusted its available for sale investment portfolio to fair value resulting in a net increase (decrease) to shareholders' equity of ($15), ($1,083) and $615, respectively, net of deferred income taxes.

    There was $1,287, $1,137 and $535 dividend payable outstanding as of December 31, 2001, September 30, 2001 and 2000, respectively. There was no dividend payable outstanding as of September 30, 1999. The dividend payable represents the non-cash accumulations that will be recognized upon conversion of the preferred stock.

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

                                       San Antonio/                            Washington
                                         Austin            New Jersey         DC/Virginia        Houston          Total
                                     ---------------- ---------------- ------------------- -------------- --------------
  Fair value of assets acquired:
         Rights-to-receive                      $200          $ 1,344             $ 1,661           $127        $ 3,332
         Other assets                              5               22                  33             13             73
         Excess of cost over net
           assets acquired                       788            2,002               3,750            536          7,076
                                     ---------------- ---------------- ------------------- -------------- --------------
                                                 993            3,368               5,444            676         10,481
                                     ---------------- ---------------- ------------------- -------------- --------------
  Less:  Cash Paid                               950            3,000               1,451            648          6,049
         Common shares issued                     --               --               1,500             --          1,500
         Note payable                             --               --               2,000             --          2,000
                                     ---------------- ---------------- ------------------- -------------- --------------
         Liabilities assumed                    $ 43          $   368             $   493           $ 28        $   932
                                     ---------------- ---------------- ------------------- -------------- --------------

          See accompanying notes to consolidated financial statements.

         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (in thousands, except share and per share data)

(1) Description of Business and Summary of Significant Accounting Policies

         (a) Description of Business

             Effective February 1, 2002, Transmedia Network Inc. changed its corporate name to iDine Rewards Network Inc. The Company operates in one business segment and owns and markets dining rewards programs which offer savings and benefits to our members principally for dining and, to a lesser extent lodging and travel. Our primary business is the administration of dining rewards programs. We accomplish this principally through the acquisition of, on a wholesale or discounted basis, the rights to receive food and beverage credits at full retail value from restaurants that wish to participate in the program. Our members are provided incentives in the form of rewards or savings to then dine in the restaurant and liquidate the food and beverage credits on our behalf. These rights to receive are typically purchased from the restaurants by the Company for cash but may also be acquired in exchange for services. In addition to the purchase of rights to receive, the Company also provides restaurant operators with yield management tools such as variable promotions, dining incentives and off peak pricing to fill empty seats and generate incremental business.

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

             We estimate that our account base and network of participating restaurants is approximately 7.8 million and 7.7 thousand respectively, at December 31, 2001. We operate in seventy major market areas.

             The Company's corporate structure consists of four wholly-owned subsidiaries: iDine Restaurant Group Inc. ("IRG") which functions as the sales organization and is responsible for merchant acquisition and relationship management; Transmedia Service Company Inc. ("TSC") which is responsible for all member-related facets of the business, including partner relationships, directory and newsletter publications, the member call center, and support services to IRG; TMNI International Incorporated, which is responsible for all foreign licensing; and iDine.com, Inc., initially established to provide restaurant operators with the capability of using our e-commerce services to access revenue management tools such as variable promotions, dining incentives and off-peak pricing products. The entire operations of iDine.com were folded into IRG and TSC in fiscal 2001, to ensure a more efficient distribution of the revenue management program. Effective January 13, 2002, iDine.com merged with and into Transmedia Network Inc. which simultaneously filed a certificate of ownership changing its name to iDine Rewards Network Inc.

         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (in thousands, except share and per share data)

             RTR Funding LLC was established as a special purpose corporation as part of the current securitization discussed in Note 2 and is a wholly-owned subsidiary of Transmedia Service Company, Inc. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

             On November 13, 2001, Board of Directors approved a change of the Company's name to iDine Rewards Network Inc. as well as a change of its fiscal year-end from September 30 to December 31, effective starting January 1, 2002. The three-month transition period from October 1, 2001 through December 31, 2001 precedes the start of the new fiscal year and is represented in the Form 10-K Transition Report. Reference to fiscal 2001, 2000 and 1999 relate to the years ended September 30, 2001, 2000 and 1999. The unaudited financial information for the three months ended December 31, 2000 is presented for comparative purposes.

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

         (d) Short Term Investments

             The Company classifies all of its short-term investments as available for sale securities. Such short term investments consist primarily of United States government and federal agency securities which are stated at fair value with net unrealized gains and losses on such securities reflected, net of related deferred income tax, in a separate component of shareholders' equity [cumulative other comprehensive income (loss)]. Realized gains and losses on short-term investments are included in earnings and are derived using the specific identification method for determining the cost of securities. These investments, at the date of purchase, have a maturity greater than three months but less than a year.

         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (in thousands, except share and per share data)


         (e) Securities Available for Sale

             All of the Company's investments are available to be sold in response to the Company's liquidity needs and asset-liability management strategies, among other reasons. Investments available-for-sale on the balance sheet are stated at fair market value. Unrealized gains and losses are excluded from earnings and are reported in a separate component of shareholders' equity [cumulative other comprehensive income (loss)], net of related deferred income taxes.

             A decline in the fair market value of an available-for-sale security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security. All declines in fair market values of the Company's investment securities in the transition period ended December 31, 2001, fiscal 2001 and 2000 were deemed to be temporary.

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

         (g) Software Development Costs

             The Company has developed and/or purchased certain website software applications and hardware that give rise to the Company's e-commerce services. In accordance with Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." , the Company has capitalized certain internal use software and website development costs totaling $71, $1,274 and $1,476 during the three-month period ended December 31, 2001 and the years ended September 30, 2001 and 2000, respectively. The amortization of these costs is calculated on a straight-line basis over a three-year life. During the three-month period ended December 31, 2001 and the years ended September 30, 2001 and 2000, the amortization of these capitalized costs totaled $232, $704, and $176, respectively. Amortization starts when the product is available for general release to members. All other website construction and expansion expenditures are charged to expense in the period incurred.

         (h) Excess of Cost Over Net Assets Acquired

             Excess of cost over net assets acquired has resulted primarily from the acquisition of franchise territories (see note 7) and is amortized on a straight-line basis over the expected periods to be benefited, generally 20 years. The Company's accounting policy regarding
         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (in thousands, except share and per share data)

             the assessment of the recoverability of goodwill is to review the carrying value if the facts and circumstances suggest that they may be impaired. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through estimated undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. See footnote 1(s) for a discussion of new pronouncements that will affect this policy in the future.

         (i) Revenue Recognition

             The Company recognizes gross dining sales as revenue when our members dine in one of our participating restaurants. Revenue is recognized if the member dining transaction qualifies in accordance with the rules of the particular dining program. The amount of revenue recognized is that portion of the total spending by the member that the Company is entitled to receive in cash, in accordance with the terms of the contract with the restaurant. For the typical cash advance based contract where we have acquired or prepaid for food and beverage credits on a wholesale basis, we often leave some portion of the member's dining spend with the merchant to provide liquidity for payment of sales tax and tips. For example, if the total dining spend by the member is one hundred dollars at our participating restaurants, as evidenced by the full amount of the credit card transaction, and our contract provides for us to leave behind 20%, the amount of gross dining sales recognized is eighty dollars representing what we will actually realize in cash. Similarly, for members' dining transactions at restaurants in the revenue management program where we have not advanced cash and the rewards or savings may vary by the time of day or day of the week, revenue is only recognized to that extent that we are contractually entitled to receive cash for a portion of the member's spend. The same one hundred dollar transaction referred to above in a revenue management restaurant may only yield thirty dollars in cash to be realized, however, there was no cash advanced, the transaction has less risk and there is no cost of the rights to receive sold.

             The Registered Card Program, obtained through the acquisition of Dining A La Card (the "Registered Card Program") in June 1999, and subsequently enhanced by us, has replaced the Company's legacy private label charge card program. Members enrolled in the program simply register a valid major credit card with us and then present their registered credit card while dining at a participating restaurant. Based on our agreements with various credit card processors and presenters throughout the country, we aggregate data for all our participating merchants. The data is compared to our current registered card file to determine if an enrolled account with the Company was also a customer of the participating merchant. These matched transactions are qualified via business rules as to whether they are eligible for a reward or savings. Once the transaction has been qualified, the portion of the transaction that the Company will receive in cash is recognized as a sale. These qualified transactions are then used to provide member savings or alternate currency
         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (in thousands, except share and per share data)

             benefits, as well as to invoice and collect from merchants, principally via an electronic debit to their bank account.

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

             Commission income represents income earned on discounted travel services provided by third parties to the Company's members.

             Processing income represents the net fees charged to restaurants when the Company serves as merchant of record for processing all other non-Company point of sale transactions.

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

         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES

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

             Member rewards and savings represent the cost of the specific reward or savings earned by members whenever they use the program.

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

         (n) Stock Based Compensation

             Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, establishes a fair-value method of accounting for stock options and similar
         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (in thousands, except share and per share data)

             equity instruments. The fair-value method requires compensation costs to be measured at the grant date based on the value of the award and recognized over the service period. SFAS No. 123 allows companies to either account for stock-based compensation to employees under the provisions of SFAS No. 123, or under the intrinsic-value based method of accounting prescribed by the Accounting Principles Board (APB) Opinion No 25 and its related interpretative releases. The Company has elected to account for the stock-based compensation to employees in accordance with the provisions of APB Opinion No. 25, and provide the pro forma disclosures required under SFAS No. 123.

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

         (p) Segment Information

             SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company's chief operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The consolidated financial information is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, the providing of rewards to its members.

         (q) Basic and Diluted Net Income (Loss) per Share

             Basic and diluted net income (loss) per share was computed by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares of common stock outstanding for each period presented. Potentially dilutive securities were considered for the three-month periods ended December 31, 2001 and 2000, and each of the years in the three-year period ended September 30, 2001 to the extent dilutive.

             For periods with potentially dilutive securities, incremental shares and adjustments to net income are determined using the "if converted" and treasury stock method as follows:

         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (in thousands, except share and per share data)


                                                                         Three months
                                                                             ended           Year ended
                                                                          December 31,      September 30,
                                                                             2001                2001
                                                                             ----                ----
             Net income as reported                                       $ 1,085            $  1,334
             Less: Preferred stock dividends                                 (297)             (1,203)
                                                                          -------             -------
             Net income available to common stockholders                      788                 131
                                                                          =======             =======


             Weighted average shares outstanding                           15,781              15,983
             Common stock equivalents
                  Stock options                                               130                 130
                  Warrants                                                    178                 168
                                                                           ------              ------
                                                                           16,089              16,281
                                                                           ======              ======
             Basic net income per share                                    $ 0.05              $ 0.01
                                                                           ======              ======
             Diluted net income per share                                  $ 0.05              $ 0.01
                                                                           ======              ======


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

             Furthermore, any goodwill and intangible assets determined to have indefinite useful lives that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized. There has been no such acquisitions as of December 31, 2001. Goodwill and
          iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 (in thousands, except share and per share data)

             intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the adoption of SFAS 142. SFAS 141 will require upon adoption of SFAS 142 that goodwill acquired in a prior purchase business combination be evaluated and any necessary reclassifications be made in order to conform to the new criteria in SFAS 141 for recognition apart from goodwill. Any impairment loss will be measured as of the date of the adoption and recognized as a cumulative effect of a change in accounting principles in the first interim period. SFAS 141 is effective immediately, except with regard to business combinations initiated prior to July 1, 2001 and SFAS 142 is effective January 1, 2002.

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

         (t) Reclassification

             Certain prior year amounts have been reclassified to conform to the 2001 presentation.

         (u) Use of Estimates

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

(2) Securitization of Rights to Receive

    On December 30, 1999, the Company entered into an $80,000 revolving securitization of the combined rights to receive of both the private label and the registered card dining programs. The new securitization was privately placed through an asset backed commercial paper conduit. The proceeds drawn down at closing, approximately $65,000 based on a borrowing base formula, were utilized to terminate and payoff $33,000 in non-recourse notes from a previous securitization and $27,000 then outstanding under a bridge loan used in the acquisition of Dining A La Card
         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (in thousands, except share and per share data)

    ("DALC") (see note 3 for additional information). Additionally, the Company was required to pay a termination payment of approximately $1,100 to the noteholders and non-recourse partners in the prior securitization.

    Borrowing capacity under the facility is recalculated weekly based on a formula driven advance rate applied to the current balance of Rights to receive that are eligible to be securitized. The advance rate is determined based on recent sales trends and months on hand of rights to receive. Available capacity was $58,300 at December 31, 2001 and the outstanding borrowing was $55,500. The facility provides various restrictive covenants regarding collateral eligibility, concentration limitations and also requires the Company to maintain net worth of at least $24,000. At December 31, 2001, September 30, 2001 and 2000 the company was in compliance with the covenants.

    The interest rate applicable to the facility is the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper ("CP") having a term equal to the related CP tranche period that may be sold by any placement agent or commercial paper dealer selected by the conduit on the first day of such CP tranche period, plus the amount of any placement agent or commercial paper dealer fees and commissions incurred or to be incurred in connection with such sale. For the three-month period ended December 31, 2001, the effective interest rate for the facility was 4.8% per annum. For the years ended September 30, 2001 and 2000, the effective interest rate for the facility was 8.6% and 8.9% per annum, respectively.

    The conduit requires that a liquidity facility be provided by an A1/P1 rated financial institution in the amount equal to 102% of the securitization amount. This liquidity facility must be renewed annually. The Company's primary bank, the Chase Manhattan Bank, now J.P. Morgan Chase ("Chase"), held the original securitization facility and also provided the liquidity facility in the initial year. In the fall of 2000, Chase indicated a desire to syndicate all or a portion of the liquidity facility, or alternatively, bring in a co-purchaser conduit for a percentage of the securitization. On December 27, 2000, the credit agreements were amended to provide an extension of the initial term for 90 days to March 28, 2001 to complete the syndication and borrowing capacity was reduced to $60,000. The credit agreements were further extended by Chase to the earlier of the closing of a co-purchase arrangement or June 28, 2001. An extension fee of $600 was paid to Chase on December 26, 2000.

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

    The Company previously financed its rights to receive under a revolving securitization originated in 1996 (the 1996 facility). Under this facility, $33,000 of fixed rate securities was issued in a
         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (in thousands, except share and per share data)

    previous private placement to various third party investors. The private placement certificates had a five-year term before amortization of principal and had an interest rate of 7.4%.

    The early extinguishment of the 1996 facility in December 1999 and payoff of the related non-recourse notes resulted in an extraordinary charge of $1,623 or $0.12 per share consisting of the following:


    Write-off of related unamortized financing costs      $     540
    Termination payment to noteholders
         and non-recourse partners                            1,083
                                                          ---------
    Extraordinary charge before income tax benefit            1,623
    Income tax benefit                                         (412)
    Related increase in income tax valuation allowance          412
                                                          ---------
    Net extraordinary charge                              $   1,623
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

    Additionally, in connection with the acquisition of Dining A La Card, the Company entered into a Services Collaboration Agreement with SignatureCard. Under this agreement, SignatureCard was to continue to provide dining members from its airline frequent flyer partner programs and other marketing programs. It would also share, for 12.5 years, certain profits the Company derives from SignatureCard-generated members as well as a portion of the membership fee revenues generated
         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (in thousands, except share and per share data)

    from fee paying members acquired in this transaction or subsequently through SignatureCard's efforts.

    On December 28, 2000, the Company executed a Payment and Termination of Exclusivity Agreement (the "Agreement") with GE Financial Assurance ("GEFA"), the successor parent of SignatureCard, to extinguish all obligations associated with the DALC acquisition. The Agreement also eliminated SignatureCard's exclusivity rights in dealing with the airline frequent flyer member files, and fully resolved and terminated the joint marketing and revenue sharing relationship. In consideration for the above, the Company paid GEFA $3,800 in cash and honored GEFA's right to put 400,000 shares held by it as part of the acquisition consideration, at a value of $8 per share. This put right was exercised and the Company paid GEFA two equal installments on January 17 and on February 13, 2001. The Company also cancelled 160,000 options of the original 400,000 issued as part of the original DALC purchase price, leaving SignatureCard with 240,000 options which must be exercised by June 30, 2002 at a strike price of $4.00.

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

         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES

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

    On April 5, 2001, the New York Stock Exchange advised the Company that while the Company was in compliance with the required market capitalization threshold it would move to de-list Transmedia Network Inc. due to its inability to meet the minimum stockholders' equity requirement of $50 million by the end of the prescribed period. The Company immediately made an application to the American Stock Exchange ("AMEX") and effective April 16, 2001, the common stock of Transmedia Network Inc. began trading on the AMEX under the ticker symbol "TMN". Subsequently, the Company changed its name and began to use IRN as its ticker symbol. The Company's Series A Senior Convertible Redeemable Preferred Stock has been trading on the OTC bulletin board under the symbol "TMNwp" (see note 20). During the transition period between the announcement by the NYSE and the switch to the AMEX, the Company's common stock continued to be traded on the NYSE so that no trading days were lost for the Company's common stock.

    Effective February 1, 2002, the Company changed its corporate name to iDine Rewards Network Inc. and the Common Stock of iDine Rewards Network Inc. began trading on the AMEX and on the Philadelphia Stock Exchange under the ticker symbol "IRN". The Company's Series A Senior Convertible Redeemable Preferred Stock also trades on the Philadelphia Stock Exchange under the new ticker symbol IRN Pr A as well as on the OTC bulletin board under the symbol "IRNwp".

(5) Internet Dining Venture

    The Company launched a new Internet dining venture in April 2000. Execution of the e-commerce initiative was initially executed through iDine.com, a newly formed wholly-owned subsidiary. The on-line product allows restaurateurs to create special variable incentives and promotions through the iDine website on specific days of the week and/or times of the day in order to drive incremental traffic when they need it most. Consumers have their choice of savings rewards in points or cash and may convert the points into either complimentary dining or frequent flyer miles. The website also allows for on-line reservations, national restaurant listings and access to reviews and maps. The on-line initiative was intended to broaden the amount and type of savings and rewards offered to consumers as well as to expand the participating restaurant base by providing restaurant operators with a full suite of yield management products. The operations of iDine.com were folded into IRG and TSC in its entirety in fiscal 2001 to ensure a more efficient distribution of the revenue management program.

         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES

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

         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (in thousands, except share and per share data)

    The Company ceased franchising in 1995, and in 1997, its Board of Directors authorized a systematic reacquisition of the franchise territories.

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

    In addition to acquiring all former franchises, on April 11, 2000, the Company terminated, by mutual consent, the license agreements with Transmedia Asia Pacific, Inc. and Transmedia Europe, Inc. to operate the Transmedia dining card program in their respective territories. As a result of these negotiations, the Company forgave a $500 note and all accrued interest due from Transmedia Asia Pacific, Inc., and Transmedia Europe, Inc. Due to the uncertainty surrounding
         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (in thousands, except share and per share data)

    the resolution of this matter, the Company had previously provided a reserve for the face value of the note and related accrued interest. Following a brief transition period, Transmedia Asia Pacific, Inc. and Transmedia Europe, Inc. ceased using the Transmedia brand name for their discount programs.

(8) Rights Offering

    On November 9, 1999, the Company completed a Rights Offering to existing shareholders resulting in the issuance of 4,149,378 convertible, redeemable preferred shares. The preferred shares have a dividend rate of 12%, of which 6% is payable in cash, quarterly in arrears, and the remaining 6% accrues unless otherwise paid currently at the Company's discretion, until conversion by the holder. During the three-month transition period ended December 31, 2001 and the years ended September 30, 2001 and 2000, the Company declared dividends in the amount of $297, $1,204 and $1,079, respectively. Each preferred share may be converted into common stock at the option of the holder at any time. The initial rate of conversion was one to one. Subsequent conversion rates are higher to the extent of the deferred dividend accruing at 6% and any unpaid cash dividends. If not previously converted, the Company may commence redemption of the preferred shares on the third anniversary of the rights offering. On July 27, 2001, 13,108 shares of preferred stock were converted to 14,405 shares of common stock. At December 31, 2001, the conversion rate of the preferred shares was one preferred share for 1.12915 common shares.

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

    As more fully described in Notes 3 and 8, EGI invested an additional $6,846 in November 1999, as a result of a Standby Purchase Agreement which they provided to support the Company's $10,000 rights offering and eventual issuance of convertible preferred stock. As consideration for the standby note agreement, EGI received one million warrants, exercisable over a five-year period, at a price of $2.48 in connection with a private placement. As of December 31, 2001, no warrants have been exercised.

         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (in thousands, except share and per share data)

    As more fully described in Note 5, EGI also invested an additional $1,850 in August 2000.

(10) Securities Available for Sale

    Securities available for sale consist of marketable equitable securities that are recorded at fair value and have an aggregate cost basis of $280 at December 31, 2001, September 30, 2001, 2000 and 1999. Gross unrealized gains were $39, $47, $966, and $545 and gross unrealized losses were $172, $175, $0 , and $194 as of December 31, 2001, September 30, 2001, 2000 and 1999,
    respectively. Realized gains were $0, $0, $40 and $1,149 for the three months ended December 31, 2001 and for the years ended September 30, 2001, 2000 and 1999, respectively. Deferred income taxes associated with the net unrealized gains were $0, $0, $367, and $134 at December 31, 2001 and September 30, 2001, 2000 and 1999, respectively.

(11) Property and Equipment

    Property and equipment consist of the following:

                                          December 31,          September 30,
                                       -----------------------------------------
                                           2001            2001         2000
                                           ----            ----         ----

     Furniture and fixtures                 452             481          612
     Office equipment                    13,681          13,277       13,838
     Website hardware and software
          applications                    2,821           2,749        1,476
     Leased equipment                       244             174          174
     Leasehold improvements                 468             443          227
                                       --------        --------     --------
                                         17,666          17,124       16,327
     Less accumulated depreciation and
          amortization                   (9,187)         (8,339)      (7,843)
                                       --------        --------     --------

     Total property and equipment         8,479           8,785        8,484
                                       ========        ========     ========

    Depreciation and amortization expense was $1,212, $4,514, $3,445 and $2,859, for the three months ended December 31, 2001 and the years ended September 30, 2001, 2000 and 1999 respectively.

(12) Fair Values of Financial Instruments

    The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and notes payable approximate the carrying amounts at December 31, 2001, September 30, 2001 and 2000 due to the short maturity of these instruments. The fair value of the rights to receive approximates the carrying value due to their short-term nature. The fair value of the securities available for sale and short-term investments are based upon quoted market prices for these or similar instruments.

         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES

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

    At December 31, 2001 and September 30, 2001, 2000 and 1999 there were 54,791, 95,116, 614,616 and 443,716 shares available for grant under the 1996 Stock Plan, respectively. The per share weighted average fair value of stock options granted during the three months ended December 31, 2001 and 2000 (unaudited) as well as the years ended September 30, 2001, 2000 and 1999 was approximately $2.78, $2.02, $2.05, $2.71 and $2.70, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: 2001 no dividend yield, risk-free interest rate of 4.47%, volatility of 0.6745, and expected lives ranging from five to ten years; 2000 no dividend yield, risk-free interest rate or 6.75%, volatility of 0.7553, and expected lives ranging from five to ten years and 1999 no dividend yield, risk-free interest rate or 6.25%, volatility of 1.0774 and expected lives ranging from five to ten years.

         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (in thousands, except share and per share data)




The Company has elected to continue to comply with APB No. 25 to account for stock options and accordingly, no compensation expense has been recognized in the financial statements. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                     Three month Ended
                                                        December 31,                Years ended September 30,
                                                -------------------------     -------------------------------------
                                                                 2000
                                                        2001  (unaudited)            2001          2000       1999
                                                ----------- --------------     ------------ ------------- ----------
        Net income (loss)
        As reported                                   $1,085       $  (893)          $ 1,334      $(7,778)  $(10,398)
        Pro forma                                        694        (1,478)            (786)       (8,761)   (12,581)

        Net income per Common and Common
        Equivalent Share
        As reported                                     0.05         (0.07)             0.01        (0.63)     (0.80)
        Pro forma                                       0.02         (0.11)           (0.05)        (0.70)     (0.96)

         Stock option activity during the periods indicated is as follows:

                                               Incentive Stock Options         Nonqualified Options
                                               ------------------------      -----------------------
                                                             Weighted                     Weighted
                                                             Average                      Average
                                                             Exercise                     Exercise
                                                 Shares      Price            Shares      Price
                                                 ----------- -------------    ----------- ------------
        Balance at September 30, 1998                 771,668          6.57        135,000         4.83
        Granted                                       570,000          2.49             --           --
        Exercised                                          --            --             --           --
        Cancellations                                 (80,575)        12.52      (135,000)         4.83
                                                  ----------- -------------    ----------- ------------
        Balance at September 30, 1999               1,261,093          4.34             --           --
                                                  ----------- -------------    ----------- ------------
        Granted                                       971,600          3.89             --           --
        Exercised                                          --            --             --           --
        Cancellations                                (155,000)         4.01             --           --
                                                  ----------- -------------    ----------- ------------
        Balance at September 30, 2000               2,077,693          4.16             --           --
                                                  ----------- -------------    ----------- ------------
        Granted                                       691,500          2.59        150,000         3.00
        Exercised                                      (5,875)         2.88             --           --
        Cancellations                                (187,750)         4.13             --           --
                                                  ----------- -------------    ----------- ------------
        Balance at September 30, 2001               2,575,568          3.75        150,000         3.00
                                                  ----------- -------------    ----------- ------------
        Granted                                        45,000          3.60             --           --
        Exercised                                          --            --             --           --
        Cancellations                                 (4,675)          2.78             --           --
                                                  ----------- -------------    ----------- ------------
        Balance at December 31, 2001                2,615,893          3.75        150,000         3.00
                                                  =========== =============    =========== ============

Nonqualified options were issued to members of the board of directors.

          iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 (in thousands, except share and per share data)

    The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

                                          Options Outstanding                      Options Exercisable
    -------------------------------------------------------------------------------------------------------
          Range Of            Number           Remaining        Average                           Average
      Exercise Prices       Outstanding       Contractual      Exercise          Number          Exercise
                                              Life (Years)       Price        Exercisable          Price
    ------------------------------------------------------------------------------------------------------
    $ 2.00 to $ 2.38              360,000       6.85             2.11            267,500            2.11
    $ 2.50                        561,250       8.84             2.50            128,750            2.50
    $ 2.56 to $ 3.75              507,500       8.56             2.93            116,125            2.86
    $ 4.06 to $ 4.25              673,600       8.47             4.25            172,150            4.24
    $ 4.38 to $ 5.88              567,668       5.16             4.96            518,543            5.00
    $ 7.44 to $15.00               95,875       2.46             9.66            95,875             9.66
                        ----------------------------------------------------------------------------------

                 Total          2,765,893       7.46             3.72           1,298,943           4.17
                        ==================================================================================


    At December 31, 2001, September 30, 2001, 2000 and 1999, the number of options exercisable were 1,298,943, 1,159,243, 1,105,343 and 901,593, respectively, and the weighted-average exercise price of those options was $4.17, $4.34, $4.77, and $5.30, respectively.

    Warrants

    A summary of warrants outstanding at December 31, 2001, is as follows:

                                                                            Warrant
                                                           Warrant           Price             Expiration
                                                            Shares         Per Share              Date
                                                         ---------------------------------------------------
 Balance at September 30, 1998                              1,200,000    $ 6.00 - $8.00       March 3, 2003
      Warrants issued                                              --
                                                         ------------
 Balance at September 30, 1999                              1,200,000
                                                         ------------
      Warrants issued with Rights Offering (Note 9)         1,000,000        $2.48          November 9, 2004
      Warrants issued with Private Placement (Note 5)       1,808,606    $ 5.93 - $7.30      April 28, 2005
      Warrants issued with Private Placement (Note 5)       2,574,960    $ 5.93 - $7.30      April 28, 2005
                                                         ------------
 Balance at September 30, 2000                              6,583,566
                                                         ------------
      Warrants issued                                              --
                                                         ------------
 Balance at September 30, 2001                              6,583,566
                                                         ------------
      Warrants issued                                              --
                                                         ------------
 Balance at December 30, 2001                               6,583,566
                                                         ============


As of December 31, 2001 all of the warrants are vested. No warrants have been exercised as of December 31, 2001.

          iDINE REWARDS NETWORK INC (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (in thousands, except share and per share data)


(14) Income Taxes

    Income tax provision (benefit) for the three months ended December 31, 2001 and the years ended September 30, 2001, 2000 and 1999 is as follows:

                                  Three months ended
                                      December 31,                 Year ended September 30,
    Total Provision                     2001               2001            2000              1999
                                        ----               ----            ----              ----
                                 -----------------   ----------------------------------------------
    Current
         U.S. federal                   $  33              $  68           $ --            $   --
         State and local                   38                 17             --                --
                                 -----------------   ----------------------------------------------
         Total Current                     71                 85             --                --
                                 -----------------   ----------------------------------------------
    Deferred
         U.S. federal                      --                 --             --             1,240
         State and local                   --                 --             --               760
                                 -----------------   ----------------------------------------------
         Total Deferred                    --                 --             --           $ 2,000
                                 -----------------   ----------------------------------------------
                                           --
                                 -----------------   ----------------------------------------------
         Total Provision                $  71              $  85           $ --           $ 2,000
                                 =================   ==============================================

    Income tax expense on income from continuing operations is different than the amount computed by applying the statutory federal income tax rate of 34% to income from continuing operations before income taxes because of the following:

                                   Three months ended
                                      December 31,                 Year ended September 30,
                                           2001               2001              2000           1999
                                           ----      ----------------------------------------------
     Federal tax rate                   $   394              $ 483          $(2,643)       $(2,855)
     State and local taxes,
          net of federal
          income tax benefit                 74                 11             (307)          (336)
     Valuation allowance change            (466)              (456)           3,087          5,033
     Other                                   69                 47             (137)           158
                                        -------             ------          -------        -------
     Total                              $    71              $  85          $    --        $ 2,000
                                        =======             ======          =======        =======


          iDINE REWARDS NETWORK INC (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (in thousands, except share and per share data)

    The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2001, September 30, 2001 and 2000 are as follows:


                                                                  December 31,     September 30,     September 30,
                                                                      2001              2001             2000
                                                                      ----              ----             ----
    Deferred tax assets:
         Reserve for rights to receive losses                     $  3,361          $  3,676         $  2,999
         Net operating loss carryforward                             4,558             4,771            7,016
         Intangible assets                                             737               628              730
         Unrealized loss on securities available for sale               52                45               --
         Alternative minimum tax                                       146               133               65
         Other                                                         334               197              259
                                                                  --------          --------         --------
               Gross deferred tax assets                             9,188             9,450           11,069
                     Less valuation allowance                       (8,757)           (9,217)          (9,260)
                                                                  --------          --------         --------
               Deferred tax assets                                     431               233            1,809
                                                                  --------          --------         --------
    Deferred tax liabilities:
         Unrealized gain on securities available for sale               --                --              367
         Deferred acquisition costs                                     --                --            1,082
         Property and equipment                                        431               233              360
                                                                  --------          --------         --------
               Deferred tax liabilities                                431               233            1,809
                                                                  --------          --------         --------
                        Net deferred tax asset                      $   --            $   --           $   --
                                                                  ========          ========         ========


    SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset may not be realized. A valuation allowance was recorded for the full amount of the net deferred tax assets as of December 31, 2001, September 30, 2001 and 2000, due to the Company's recent history of losses. The valuation allowance at December 31, 2001, September 30, 2001 and 2000 was $8,757, $9,217, 9,260, respectively. Of the net decrease in the valuation allowance for the three months ended December 31, 2001, an increase of $7, which was attributed to unrealized gains, was allocated to shareholders equity. Of the net decrease in the valuation allowance for year ended September 30, 2001, an increase of $413, which was attributed to unrealized gains, was allocated to shareholders equity. Of the net decrease in the valuation allowance for year ended September 30, 2000, a decrease of $233, which was attributed to unrealized gains, was allocated to shareholders equity.

    A net operating loss carryforward of $11,387 was available at December 31, 2001. The loss will expire in various years through the year ending December 31, 2018.

          iDINE REWARDS NETWORK INC (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (in thousands, except share and per share data)

 (15) Leases

    The Company leases certain equipment and office space under long-term lease agreements. Future minimum lease payments under noncancelable leases as of December 31, 2001 are as follows:

                         Year ended December 31,                       Amount
                                                                       ------
                                     2002                            $  1,099
                                     2003                               1,032
                                     2004                                 487
                                     2005                                 203
                                  Thereafter                              146
                                                                     --------
                         Total minimum lease payments                $  2,967
                                                                     ========

    Rent expense charged to operations was $250, $1,101, $1,028, and $794 for the three months ended December 31, 2001 and the years ended September 30, 2001, 2000 and 1999, respectively.

(16) Related Party Transactions

    The Company has a management agreement with EGI, an affiliate of Samstock, its largest stockholder, in which EGI provides investment advisory and other managerial services to the Company. The Company paid approximately $63, $250, $642 and $250 to EGI for these services during the three months ended December 31, 2001 and the years ended September 30, 2001, 2000 and 1999.

(17) Business and Credit Concentrations

    At December 31, 2001 members enrolled through the airline programs accounted for approximately 74% of total enrolled accounts and 47% of registered card sales during the three months ended December 31, 2001 compared to 74% of total enrolled accounts at September 30, 2001 and 46% of registered card sales during fiscal 2001, and 68% of total enrolled accounts at September 30, 2000 and 40% of registered card sales during fiscal 2000.

(18) Litigation

    The Company is involved in various legal proceedings. While it is not currently possible to predict or determine the outcome of these proceedings, it is the opinion of management that the outcomes will not have a material adverse effect on the Company's financial position or liquidity.

          iDINE REWARDS NETWORK INC (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (in thousands, except share and per share data)

(19) Commitment

    On November 16, 2001, the Company extended its relationship with Frank Felix & Associates, LTD ("FFA") by entering into a three-year agreement. FFA will continue to consult and provide information technology services and provide a backup servicing facility for the Company. FFA's fees are limited according to the fixed charges described below:

                         Year ended December 31,                     Amount
                                                                     ------
                                   2002                           $   2,850
                                   2003                               2,400
                                   2004                               1,800
                                                                  ---------
                         Total commitment                         $   7,050
                                                                  =========

    For the three months ended December 31, 2001, the Company paid $825 to FFA for consulting and information technology services.

(20) Subsequent Event

    On March 7, 2002, at the Company's Annual Meeting of Shareholders, the 1996 Long-Term Incentive Plan was amended to increase the number of shares of common stock that may be subjected to outstanding awards at any point in time under the 1996 Plan by 1,000,000 shares to an aggregate of 3,505,966.

          iDINE REWARDS NETWORK INC (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 (in thousands, except share and per share data)

(21) Selected Quarterly Financial Data (Unaudited)

         (a) Selected quarterly financial data is as follows:


                                                        THREE MONTHS ENDED                                     YEAR ENDED
                              ------------------------------------------------------------------------    ---------------------
                              December 31,  September 30,    June 30,      March 31,      December 31,
                                  2001           2001          2001           2001            2000         September 30, 2001
                                  ----           ----          ----           ----            ----
------------------------------------------------------------------------------------------------------
   Gross dining sales:        $ 50,629         47,584        49,435         49,037          43,981             190,037
   Operating revenue:           13,794         13,759        14,011         13,666          11,750              53,186
   Operating income (loss):      1,685          1,705         1,796          1,786             449               5,736
   Net income (loss):            1,085            944           826            457            (893)              1,334
   Basic and Diluted
       earnings per share         0.05           0.04          0.03           0.01           (0.07)               0.01


                                             September 30,    June 30,      March 31,     December 31,
                                                 2000           2000          2000            1999         September 30, 2000
                                                 ----           ----          ----            ----
                             -------------------------------------------------------------------------

   Gross dining sales:                       $ 46,772        43,289         45,183          45,383             180,627
   Operating revenue:                          11,651        11,583         11,778          11,346              46,358
   Operating income (loss):                      (933)       (2,737)         1,851           1,346                (473)
   Net Income:                                 (2,357)       (4,117)           437          (1,741)             (7,778)
   Basic and diluted
       earnings per  share:                     (0.19)        (0.31)          0.01           (0.14)              (0.63)

             iDINE REWARDS NETWORK f/k/a TRANSMEDIA NETWORK INC.
                 Schedule II - Valuation and Qualifying Accounts
                                 (in thousands)



                                         Balance     Charged
                                        beginning      to                         Other       Balance, end
                                         of year     expenses     Write-offs   Adjustments      of year
                                        ---------    --------     ----------   -----------    ------------
   Accounts receivable
   -------------------
   Allowance for doubtful
      member accounts:

      Three-month transition period
         ended December 31, 2001        $      15          --            (15)           --              --
                                        =========    ========     ==========   ===========    ============
      Year ended September 30, 2001     $      15         124           (124)           --              15
                                        =========    ========     ==========   ===========    ============
      Year ended September 30, 2000     $      15         338           (338)           --              15
                                        =========    ========     ==========   ===========    ============
      Year ended September 30, 1999     $      15         514           (514)           --              15
                                        =========    ========     ==========   ===========    ============
   Rights to receive
   ----------------
   Allowance for doubtful
      member accounts:

      Three-month transition period
         ended December 31, 2001        $  10,114       3,016         (3,802)           --           9,328
                                        =========    ========     ==========   ===========    ============
      Year ended September 30, 2001     $  12,745       8,586         (8,986)       (2,231)(1)      10,114
                                        =========    ========     ==========   ===========    ============
      Year ended September 30, 2000     $  14,872       7,391         (9,518)           --          12,745
                                        =========    ========     ==========   ===========    ============
      Year ended September 30, 1999     $   1,037       4,088         (2,772)       12,519(2)       14,872
                                        =========    ========     ==========   ===========    ============


Notes:
------

(1)  Relates primarily to the termination of exclusivity agreement with GEFA
(2)  Acquisition of Dining A La Card

Item 9. Changes and Disagreements with Accountants on Accounting and Financial
--------------------------------------------------------------------------------
Disclosure
----------

None.

PART III
--------

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

THE COMPANY'S DIRECTORS ARE AS FOLLOWS:

Sheli Z. Rosenberg has been a trustee of Equity Office Properties Trust since 1997, a REIT that owns and operates commercial real estate properties. Since May 2000, Ms. Rosenberg has been the Vice Chairperson of Equity Group Investments, L.L.C. From January 1999 until May 2000, Ms. Rosenberg was Chief Executive Officer and President of Equity Group Investments, L.L.C., an owner and financier of real estate and corporate investments. Ms. Rosenberg was Chief Executive Officer and President of Equity Group Investments, Inc., from 1994 through 1998. From 1980 until 1997, Ms. Rosenberg was a principal of the law firm of Rosenberg & Liebentritt, P.C. Since 1993, Ms. Rosenberg has been a trustee of Equity Residential Properties Trust, a REIT that owns and operates multifamily residential properties. Since 1993, Ms. Rosenberg has been a director of Manufactured Home Communities, Inc., a REIT engaged in the ownership and management of manufactured home communities. Since 2000, Ms. Rosenberg has been a director of Dynegy Inc., an owner and trader of utility resources. Since 1997, Ms. Rosenberg has been a director of CVS Corporation, a drugstore chain. Since 1997, Ms. Rosenberg has been a member of the board of Capital Trust, Inc., a specialized finance company. Since 2001, Ms. Rosenberg has been a director of Ventas, Inc., an owner of real estate in the health care sector. Ms. Rosenberg chairs the Governance Committee of Equity Office Properties Trust, a REIT that owns and operates office properties. Ms. Rosenberg also currently chairs the compensation committees of Equity Residential, Dynegy, Ventas, and Capital Trust.

Raymond A. Gross is the Chief Executive Officer and a director of Security Associate International, Inc. From March 2000 to June of 2001 Mr. Gross was Chief Executive Officer and a director of Davel Communications, Inc. Prior to that time Mr. Gross was President of OneSource, a subsidiary of Carlisle Holdings, Inc. In 1993 Mr. Gross became President, Chief Executive Officer and director of Alert Centre, Inc, which was subsequently sold to ADT where he remained as the Company's Senior Vice President. From 1984 to 1993, Mr. Gross held executive positions with national firms in the telecommunications and computer services industries. He holds a B.S. in Accounting from Rider University in Lawrenceville, New Jersey.

Gene M. Henderson was elected President and Chief Executive Officer of the Company in October, 1998. From March 1997 until June 1998, Mr. Henderson was President and Chief Executive Officer of DIMAC Marketing, a full service direct marketing company based in St. Louis. From 1977 until March 1997, Mr. Henderson was employed in various capacities by Epsilon Data Management, a database marketing firm based in Burlington, Massachusetts. From 1990 until 1998, Epsilon was a wholly-owned subsidiary of the American Express Company. Among his positions at Epsilon, Mr. Henderson served as Chief Operating Officer and prior to that as President of the division of Epsilon that provides services to membership and fundraising organizations. Mr. Henderson has an undergraduate degree from Coe College and a MBA from the University of Chicago.

F. Philip Handy is Chairman and President of Winter Park Capital Company, a private investment firm he founded in 1980. Since October 2001, he also serves as Chief Executive Officer of Strategic Industries, a private global manufacturing company owned principally by Citigroup Venture Capital. From 1996 through 1999, he was a Managing Director of Equity Group Investments, Inc., an owner and financier of real estate and corporate investments. Mr. Handy currently serves as a director of each of Anixter International, Inc., a provider of integrated network and cabling solutions and Wink Communications Group Inc., a provider of interactive enhancements to television programs and commercials.

Herbert M. Gardner has been a Senior Vice President of Janney Montgomery Scott LLC, an investment banking firm, for more than five years. He was a director of two predecessors of the Company from 1983 through 1987. Mr. Gardner is a director of Nu Horizons Electronics Corp., an electronics components distributor. He is Chairman of the Board of Supreme Industries, Inc., a manufacturer of specialized truck bodies and shuttle buses. He is also a director of TGC Industries, Inc., a company in the geophysical services industry and a director of Hirsch International Corp., an importer of computerized embroidery machines and a developer of embroidery machine application software. Mr. Gardner is a director of Co-Active Marketing Group, Inc., a marketing and sales promotion company, and director of Rumson-Fair Haven Bank and Trust Company, a New Jersey state independent commercial bank and trust company.

William A. Lederer is the Chairman, Chief Executive Officer and Chief Investment Officer of Minotaur Capital Management, Inc., an investment firm, which he founded in 1987. Mr. Lederer also founded Art.com, an internet company focused on the delivery of online art, custom framing and art-related products, and managed it from its inception through its sale to Getty Images, Inc. in 1999. Prior to founding Minotaur, Mr. Lederer was the Vice President of Research at Sound Shore Management Inc., an institutional investment advisor. He currently also serves as a director of the Illinois Coalition, a non-profit partisan, private/public partnership of the top leaders from business, labor, government, education and research, the Ravinia Festival, a pre-eminent international festival of the performing arts, Roosevelt University, and XOR, Inc, a managed services provider of solutions for electronic business.

John A. Ward, III formerly served as Chairman and Chief Executive Officer of American Express Bank and head of the Travelers Cheque Group. Mr. Ward joined American Express following a 27-year career at Chase Manhattan Bank, during which he held various senior posts in the United States, Europe and Japan. His previous position was that of Chief Executive Officer of Chase BankCard Services, which he held from 1993 until 1995.

George S. Wiedemann is the Chairman of the Board and Chief Executive Officer of Responsys Inc., a provider of on-line direct marketing technology. Prior to that, Mr. Wiedemann was Chairman of the Board and Chief Executive Officer of GreyDirect Marketing Group, Inc., a direct marketing agency he founded in 1979, that specializes in multimedia direct response advertising. He also co-founded and has served as Chairman and Chief Executive Officer of Grey Interactive and Grey Direct e.Marketing in 1993 and 1995, respectively. Mr. Wiedemann was elected to the Direct Marketing Association Board of Directors in 1990, and in 1999 served as Chairman of that Board.

Lester Wunderman is founder and Chief Executive Officer of Wunderman, L.L.C., a marketing consulting company. From 1988 through 1998, he was Chairman of the Board of Wunderman Cato Johnson, a direct marketing advertising agency which he founded in 1958, and a director of Dentsu Wunderman Direct, an affiliated company in Japan. From 1958 until 1988 he served as President of Wunderman Cato Johnson. He is Chairman/Director of i-Behavior Inc., an electronic commerce direct marketing database services company. Mr. Wunderman also serves on the Board of Directors of the Children's Television Workshop. He was formerly a director of The Advertising Council and of Direct Marketing Association. He was Secretary-Treasurer of the American Association of Advertising Agencies and a member of its Operations Committee and Board of Directors.

THE COMPANY'S EXECUTIVE OFFICERS ARE AS FOLLOWS:

Name                   Position                                             Age
----                   --------                                             ---

Gene M. Henderson      Director, President and Chief Executive Officer      54
Stephen E. Lerch       Executive Vice President and                         47
                       Chief Financial Officer

Keith E. Kiper         Vice President, General Counsel and Secretary        42
Gregory J. Robitaille  Executive Vice President                             38

Gerald J. Hughes       Senior Vice President                                35

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

Stephen E. Lerch was elected Executive Vice President and Chief Financial Officer of the Company, as well as Vice President of TMNI International Incorporated, Transmedia Restaurant Company Inc. and Transmedia Service Company Inc, subsidiaries, in 1997. Previously, Mr. Lerch was a Partner at Coopers and Lybrand LLP (now PriceWaterhouseCoopers), where he worked from 1978 to 1997. Mr. Lerch is a graduate of the University of Notre Dame.

Keith E. Kiper was elected Secretary in 2001. He joined the Company in 2000 as Vice President and Corporate Counsel. He is a graduate of the University of Tulsa College of Law. Mr. Kiper was previously in private practice in Boston, Massachusetts.

Gregory J. Robitaille became Executive Vice President of Corporate Development in February 2001. From April 2000 to January 2001 Mr. Robitaille managed iDine's revenue management and web site projects. From September 1995 to March 2000 Mr. Robitaille was managing director for Equity Group Investments in the Corporate Investments Department. From 1991 to 1995 Mr. Robitaille worked for Dain Rauscher Corporation in Dallas, Texas. From 1985 to 1991 Mr. Robitaille was employed by The Bank of New York in New York City. Mr. Robitaille received a BA from Hamilton College and a MBA from Columbia University.

Gerald J. Hughes became Senior Vice President of Business Development in November 2000, immediately prior to which he served as Vice President of Business Development for the Company's iDine.com, Inc. subsidiary. From 1996 through 1999, Mr. Hughes was a management consultant with Deloitte Consulting. Previously he worked as a commercial lending officer for Bank of Montreal and Union Bank of Switzerland. Mr. Hughes holds an A.B. from Dartmouth College and an M.B.A. from the University of Chicago.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

The Company believes that, during the three-month transitional period ended December 31, 2001, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to its officers, directors, and greater than ten percent stockholders were complied with on a timely basis.

Item 11. Executive Compensation and Related Information
-------------------------------------------------------

Summary Compensation Table

The following table sets forth certain information concerning compensation paid for the three-month transition period ended December 31, 2001 and for each of the last three years ended September 30, 2001, 2000 and 1999, respectively, to
(i) each person that served as the Company's Chief Executive Officer during the three months ended December 2001 and (ii) the four most highly compensated executive officers of the Company (the "Named Executive Officers"):

                                                                                                  Long-Term
                                                                                                 Compensation
                                                                                                    Awards
                                                                                                 ------------
                                                                Annual Compensation               Securities
                                                    -----------------------------------------     Underlying         All Other
                                                    Salary         Bonus         Other Annual    Options/Sars       Compensation
Name and Principal Position          Year             ($)           ($)          Compensation         (#)                ($)
---------------------------          ----           ------         -----         -------------   ------------       ------------
                                     Transition
Gene M. Henderson (1)                Period        $100,962      $    --             $ --               --          $  3,000 (3)
President and Chief                  2001           365,385       362,406              --               --            12,000(3)
Executive Officer                    2000           350,000            --              --          250,000(2)         12,000(3)
                                     1999           320,685       175,000              --          390,000(4)         64,816(5)

                                     Transition
Stephen E. Lerch (1)                 Period          67,308            --              --               --             3,000(3)
Executive Vice President             2001           240,192       115,927              --           50,000            12,000(3)
and Chief Financial Officer          2000           222,500        45,000              --          125,000(6)         12,000(3)
                                     1999           200,000            --              --               --            37,000(7)

                                     Transition
Gregory J. Robitaille (1)            Period          58,692            --              --               --                --
Executive Vice President             2001           215,077        90,900              --          300,000                --
                                     2000            68,654            --              --               --                --
                                     1999                --            --              --               --                --

                                     Transition
Gerald J. Hughes (1)                 Period          56,538            --              --               --            10,923 (8)
Senior Vice President                2001           205,385        95,485              --          200,000                --
                                     2000            63,750            --              --               --                --
                                     1999                --            --              --               --                --

                                     Transition
Keith E. Kiper (1)                   Period          43,269                            --               --             3,000(3)
Vice President, General              2001           146,031        58,650              --               --            41,590(9)
Counsel and Secretary                2000            37,692                            --           20,000             3,000(3)
                                     1999                --            --              --               --                --

--------------------------------------------------------------------------------
(1) See "Employment Contracts, Termination of Employment and Change-in-Control Arrangements" for a summary of the terms of employment arrangements with the Company.

(2) Represents options to purchase 250,000 shares at an exercise price of $4.25 per share, which were granted under the 1996 Plan and expire in June 2010.

(3) Represents $1,000 per month car allowance.

(4) Includes (i) options to purchase 250,000 shares at an exercise price of $2.00 per share, which were granted under the 1996 plan and expire in October 2008, (ii) options to purchase 100,000 shares at an exercise price of $2.375 per share, which were granted under the 1996 Plan and expire in October 2008 and (iii) 40,000 shares of restricted stock granted under the 1996 Plan which fully vested in July 2001.

(5) Includes (i) $53,816 in moving expenses and (ii) an $1,000 per month car allowance.

(6) Includes (i) options to purchase 50,000 shares at an exercise price of $2.5625 per share, which were granted under the 1996 Plan and expire in January 2010 and (ii) options to purchase 75,000 shares at an exercise price of $4.25 per share, which were granted under the 1996 Plan and expire in June 2010.

(7) Includes (i) $25,000 in moving expenses and (ii) a $1,000 per month car allowance.

(8) Includes (i) $7,923 of moving expenses and (ii) a $1,000 per month car allowance.

(9) Includes (i) $29,590 of moving expenses and (ii) a $1,000 per month car allowance.

Options Granted

No employee stock options or stock appreciation rights were awarded to the named executive officers of the Company during three-month transition period ended December 31, 2001.

            Aggregated Option Exercises in the Transition Period and
                        December 31, 2001 Option Values

The following table provides information, with respect to the Named Executive Officers, concerning options held as of December 31, 2001.

                                                            Number of
                                                      Securities Underlying                    Value of Unexercised
                           Shares                       Unexercised Options                  In-The-Money Options at
                          Acquired      Value      Held at December 31, 2001 (#)             December 31, 2001 ($) (1)
                         on Exercise   Realized  ---------------------------------      ---------------------------------
Name                         (#)         ($)       Exercisable     Unexercisable          Exercisable     Unexercisable
-------------------------------------------------------------------------------------------------------------------------
Gene M. Henderson            --           --         325,000         275,000                595,000         215,000
Stephen E. Lerch             --           --          80,000         150,000                 24,219         165,156
Gregory J. Robitaille        --           --          75,000         225,000                134,063         402,188
Gerald J. Hughes             --           --          50,000         150,000                 92,500         277,500
Keith E. Kiper               --           --           5,000          15,000                    250             750

(1) The value of "in-the-money" stock options represents the positive spread between the exercise price of options and the fair market value of the underlying shares on December 31, 2001, which was $4.35.

               Employment Contracts, Termination of Employment and
                         Change-in-Control Arrangements

The following is a summary of the employment arrangements with the executive officers named above:

Gene M. Henderson. In October 1998, the Board elected Mr. Henderson President and Chief Executive Officer of the Company. The terms of his employment include:
(i) a base salary of $375,000 per year (subject to adjustment annually in October of each year, and a bonus of up to 100% of his base salary; (ii) the granting in 1998 of ten-year options to purchase 250,000 shares of common stock at an exercise price of $2.00, and (iii) the granting in 1998 of ten-year options to purchase an additional 100,000 shares of common stock at an exercise price of $2.375. All the options vest ratably over four years following their date of grant. The vesting schedule of the options may be accelerated, however, if the Company's stock price achieves certain closing price levels for 20 consecutive trading days as follows: (a) 50% of the options vest if the stock price is at or above $12.00 per share; (b) an additional 25% of the options vest if the stock price is at or above $16.00 per share; and (c) 100% of the options vest if the stock price is at or above $20.00 per share. The terms of Mr. Henderson's employment restrict him from competing against the Company for a one-year period following the termination of his employment with the Company and also provide that Mr. Henderson will be entitled to receive a lump sum payment equal to 18 months base salary from the employment termination date plus the greater of his guaranteed bonus for that year (if any) or the pro rata bonus of the maximum bonus for that year payable upon the occurrence of a "Change-in-Control" (as defined in the 1996 Plan). In addition, upon a Change-in-Control, all of Mr. Henderson's stock options will vest as provided in the 1996 Plan.

Stephen E. Lerch. Effective January 1, 2001, Mr. Lerch received a base salary of $250,000. The terms of his employment also provide that Mr. Lerch will be entitled to receive a lump sum payment of $500,000 in the event of a "change-of-control" of the Company in which he was not offered a comparable position of comparable salary. The terms of his engagement letter do not define a "change-of-control."

Gregory J. Robitaille. Under the terms of his employment, he receives a base salary of $218,000. Mr. Robitaille's employment agreement provides that for a one-year period following the termination of his employment for other than cause, upon the occurrence of a "Change-in-Control" (as defined in the 1996
Plan)
or diminution in his duties, he will be entitled to receive a lump sum payment equal to 12 months base salary from the employment termination date plus the greater of his guaranteed bonus for that year (if any) or the pro rata bonus of the maximum bonus for that year. He was also granted in 2001, ten-year options to purchase 250,000 shares of common stock at an exercise price of $2.50. All the options vest ratably over four years following their date of grant.

Gerald J. Hughes. Under the terms of his employment, he receives a base salary of $210,000 and was granted in 2001, ten-year options to purchase 200,000 shares of common stock at an exercise price of $2.50. All the options vest ratably over four years following their date of grant.

Keith E. Kiper. On April 25, 2000, joined the Company as Vice President and Corporate Counsel. On March 1, 2001, Mr. Kiper was elected Secretary of the Company. Under the terms of his employment, he receives the following: (i) a base salary of $180,000; (ii) options to purchase 10,000 shares of common stock at an exercise price of $4.375; (iii) options to purchase 10,000 shares of common stock at an exercise price of $4.25; and (iv) upon the occurrence of a "Change-in-Control" (as defined in the 1996 Plan), Mr. Kiper will be entitled to receive a lump sum payment equal to 12 months base salary from the employment termination date plus the greater of his guaranteed bonus for that year (if any) or the pro rata bonus of the maximum bonus for that year payable. In addition, upon a Change-in-Control, all of Mr. Kiper's stock options will vest as provided in the 1996 Plan.

Compensation of Directors

For 2001, The Company paid each director, who was not a full-time employee, an annual stipend of $18,000 in quarterly installments in arrears on January 1, April 1, July 1 and October 1. Full-time employees of the Company who also served as directors did not receive compensation for attending board meetings. The 1996 Plan allows non-employee directors to elect to take their directors' fees in either cash or as deferred stock awards. The Company also paid each member of the Audit Committee and Compensation Committee an attendance fee of $1,000 for each meeting of the respective committee attended by such member. The Chairperson of the Board of Directors received options to purchase 150,000 shares of common stock at an exercise price of $3.00 per share. These options vest ratably over a three-year period, at the end of each year. For the year ending December 31, 2002, the compensation for each director, who is not a full-time employee, will be raised to an annual stipend of $30,000 and paid in quarterly installments in arrears on January 1, April 1, July 1 and October 1 of each year. The 1996 Plan allows non-employee directors to elect to take their directors' fees in either cash or as deferred stock awards. On the day after each of the Company's annual meetings, each person who is a non-employee director on any such day will automatically receive a non-qualified stock option under the 1996 Plan relating to the purchase of 10,000 shares of common stock at the market price at the close of the next trading day after the annual meeting.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

No interlocking relationship exists between any member of the Company's Board of Directors or Compensation Committee and any member of the Board of Directors or compensation committee of any other company. Furthermore, no member of the Compensation Committee is an officer or former officer of the Company.

Since 1997, the Company has retained the services of Equity Group Corporate Investments to perform financial consulting and investment advisory services for it. Sheli Z. Rosenberg, who became a director in November, 2000, is Vice Chairperson of Equity Group Corporate Investments. The Company believes that such services have been on terms no less favorable to the Company than could have been obtained from other independent parties. During the year ended September 30, 2001, the Company paid fees and expenses to Equity Group Corporate Investments in the amount of $250,000 and anticipates paying fees in the amount of $250,000 over the next year, $62,500 of which was paid during the three-month transition period ended December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

Except as otherwise specified, the following table sets forth certain information, as of March 7, 2002, regarding ownership of the Company's voting stock by each person who is known by the Company to own beneficially more than 5% of its voting stock. Except as otherwise specified, the named beneficial owner has sole voting and investment power with respect to the shares beneficially owned by him.

                                                           Amount of
                                          Amount of        Series A           Options and                              Percent of
                                        Common Stock     Preferred Stock        Warrants                                 Total
                                        Beneficially      Beneficially     Exercisable Within      Total Voting          Voting
Name and Address                            Owned           Owned(1)            60 Days                Stock             Stock
----------------                            -----           --------            -------                -----             -----
Samstock, L.L.C. .......................  2,322,952        2,692,748          2,966,618(2)        9,269,424(3)(4)        40.3%
Halmostock Limited Partnership              438,305          206,204            192,858(5)
  (see footnote 4 for addresses)

Minotaur Partners II, L.P. .............  1,194,521               --          2,389,042           3,583,563(6)           20.2%
ValueVision International Inc.              219,178               --            438,356             657,534(6)
Dominic Mangone                             119,589               --            239,178             358,767(6)
Raymond Bank                                 10,959               --             21,918              32,877(6)
   (See footnote 7 for addresses)

Except as otherwise specified, the following table sets forth certain information regarding beneficial ownership of the Company's voting stock (common stock, par value $.02 per share and Series A convertible preferred stock, par value $.10 per share together), as of March 7, 2002, by directors of the Company, the named executive officers named in the "Summary Compensation Table" and the executive officers and directors as a group, and includes options and warrants to purchase shares of common stock which will become exercisable within 60 days of March 7, 2002. Except as otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder.

                                                                           Common Stock
                                                           Amount of       Options and
                                          Amount of         Series A         Warrants                           Percent of
                                        Common Stock     Preferred Stock    Exercisable                           Total
                                        Beneficially      Beneficially        Within         Total Voting         Voting
Name and Address                            Owned           Owned(1)          60 Days            Stock            Stock
----------------                            -----           --------          -------            -----            -----
Sheli Z. Rosenberg ....................     70,588           --               50,000          120,588(7)           *
c/o Transmedia Network Inc.
11900 Biscayne Boulevard
North Miami, Florida  33181

Gene M. Henderson .....................    244,795            46,613         440,610          732,018(8)          3.6%
c/o Transmedia Network Inc.
290 Park Ave. South
New York, New York 10010

Herbert M. Gardner ....................    309,743            91,486         111,663          526,682(9)          2.6%
c/o Transmedia Network Inc.
290 Park Ave. South
New York, New York 10010

                                                                           Common Stock
                                                           Amount of       Options and
                                          Amount of         Series A         Warrants                           Percent of
                                        Common Stock     Preferred Stock    Exercisable                           Total
                                        Beneficially      Beneficially        Within         Total Voting         Voting
Name and Address                            Owned           Owned(1)          60 Days            Stock            Stock
----------------                            -----           --------          -------            -----            -----
Raymond A. Gross ......................         --                --              --               --              *
c/o iDine Rewards Network Inc.
11900 Biscayne Boulevard
North Miami, Florida 33181

F. Philip Handy .......................    154,700            48,073         104,843          321,406(10)         1.6%
c/o iDine Rewards Network Inc.
11900 Biscayne Boulevard
North Miami, Florida 33181

William A. Lederer ....................  1,202,521                --       2,399,042        3,601,563(11)        16.2%
620 Lake Road
Lake Forest, IL 60045

Stephen E. Lerch ......................         --                --         105,000          105,000(12)           *
c/o iDine Rewards Network Inc.
11900 Biscayne Boulevard
North Miami, Florida 33181

John A. Ward, III .....................     38,266                95          41,849           80,222(13)           *
c/o iDine Rewards Network Inc.
11900 Biscayne Boulevard
North Miami, Florida 33181

George S. Wiedemann ...................     15,959             5,622          84,808          120,179(14)           *
c/o iDine Rewards Network Inc.
11900 Biscayne Boulevard
North Miami, Florida 33181

Lester Wunderman ......................     26,000                --          87,164          126,954(15)           *
c/o iDine Rewards Network Inc.
11900 Biscayne Boulevard
North Miami, Florida 33181

Gregory J. Robitaille .................     40,036             7,009         200,610          247,655(16)         1.2%
c/o iDine Rewards Network Inc.
11900 Biscayne Boulevard
North Miami, Florida 33181

Gerald J. Hughes ......................      5,500             1,000         100,000          106,500(17)           *
c/o iDine Rewards Network Inc.
11900 Biscayne Boulevard
North Miami, Florida 33181

Keith E. Kiper ........................      5,000                             7,500           12,500(18)           *
c/o iDine Rewards Network Inc.
11900 Biscayne Boulevard
North Miami, Florida 33181

                                                                           Common Stock
                                                           Amount of       Options and
                                          Amount of         Series A         Warrants                           Percent of
                                        Common Stock     Preferred Stock    Exercisable                           Total
                                        Beneficially      Beneficially        Within         Total Voting         Voting
Name and Address                            Owned           Owned(1)          60 Days            Stock            Stock
----------------                            -----           --------          -------            -----            -----
All directors and executive officers
as a group (14 persons) ..............   2,220,688        227,051          3,994,319           6,501,277          27.3%

-------------------
* Represents less than 1%.

(1) As of March 7, 2002, each share of Series A convertible preferred stock is convertible into 1.12915 shares of common stock at the option of the holder.

(2) Includes 347,768 of the 3,040,516 shares of common stock issuable upon the conversion of the 2,692,748 shares of Series A convertible preferred stock held by Samstock, L.L.C. (representing the additional voting power Samstock, L.L.C. would gain upon conversion of it shares of Series A convertible preferred stock due to the conversion rate of 1.12915 shares of common stock per each share of Series A convertible preferred stock converted).

(3) Includes 449,739 shares of common stock which are owned by certain stockholders, but which are subject to the voting and disposition restrictions contained in the Amended and Restated Agreement Among Stockholders, dated as of March 3, 1998, among Samstock, L.L.C. and certain stockholders, pursuant to which such stockholders beneficially owned shares of common stock are subject to shared voting and disposition power with Samstock, L.L.C., which is an affiliate of Equity Group Corporate Investments of which Sheli Z. Rosenberg is Vice Chairperson. See "Certain Relationships and Related Transactions".

(4)   Based in part: (i) upon information set forth in Amendment No. 5 to the
      Schedule 13D filed on December 22, 2000 by Samstock, L.L.C., (ii) other information available to the Company and (iii) pursuant to a Stockholders' Agreement (the "Stockholders' Agreement"), dated as of March 3, 1998, among the referenced entities. According to the Stockholders' Agreement, each entity appointed Samstock, L.L.C. its true and lawful attorney and proxy, during the period of such Stockholders' Agreement, to appear for, represent, and vote the shares of common stock held by each stockholder, as defined in the Stockholders' Agreement. See "Certain Relationships and Related Transactions". The addresses for these entities are as follows:
      Samstock, L.L.C. at Two North Riverside Plaza, Chicago, Illinois 60606 and Halmostock Limited Partnership at 21 W. Las Olas Boulevard, Fort Lauderdale, Florida 33301.

(5) Includes 26,631 of the 232,835 shares of common stock issuable upon the conversion of the 206,204 shares of Series A convertible preferred stock held by Halmostock Limited Partnership (representing the additional voting power Halmostock Limited Partnership would gain upon conversion of it shares of Series A convertible preferred stock due to the conversion rate of 1.12915 shares of common stock per each share of Series A convertible preferred stock converted) and (ii) warrants to purchase 166,227 shares of common stock, which are exercisable in equal parts at $6.00 per share, $7.00 per share and $8.00 per share and expire in March 2003.

(6)   Based in part (i) upon information set forth in Amendment No. 1 to the
      Schedule 13D filed on August 24, 2000 and (ii) pursuant to a Stock Purchase and Sale Agreement, dated as of April 28, 2000. See "Certain Relationships and Related Transactions". The addresses for these entities are as follows: Minotaur Partners II, L.P. at 620 Lake Road, Lake Forest, Illinois 60045; ValueVision International Inc. at 6740 Shady Oak Road, Eden Prairie, Minnesota 55344; Dominic Mangone at 6N 271 James Court, Medinah, Illinois 60157; and Raymond Bank at P.O. Box #106, Butler, Maryland 21023.

(7) Includes for Ms. Rosenberg 70,588 Shares of common stock beneficially owned by Ms. Rosenberg, (ii) options to purchase 50,000 shares of common stock at a price of $3.00 per share.

(8) Includes for Mr. Henderson (i) 244,795 shares of common stock beneficially owned by Mr. Henderson, (ii) 46,613 shares of Series A convertible preferred stock beneficially owned by Mr. Henderson, (iii) options to purchase 325,000 shares of common stock, (iv) 109,590 Shares of common Stock which may be acquired upon exercise of outstanding warrants at exercise prices in equal parts at $5.93125 per share and $7.30 per share which expire in April 2005 and (v) 6,020 of the 52,633 shares of common stock issuable upon the conversion of the 46,613 shares of Series A convertible preferred stock held by Mr. Henderson (representing the additional voting power Mr. Henderson would gain upon conversion of his shares of Series A convertible preferred stock due to the conversion rate of 1.12915 shares of common stock per each share of Series A convertible preferred stock converted).

(9) Includes for Mr. Gardner (i) 309,743 shares of Common stock beneficially owned by Mr. Gardner, (ii) 91,486 shares of Series A convertible preferred stock beneficially owned by Mr. Gardner, (iii) options to purchase 50,000 shares of common stock, (iv) 30,684 shares of Common stock which may be acquired upon exercise of outstanding warrants at exercise prices in equal parts at $5.93125 per share and $7.30 per share, (v) 11,815 of the 103,301 shares of common stock issuable upon the conversion of the 91,486 shares of Series A convertible preferred stock held by Mr. Gardner (representing the additional voting power Mr. Gardner would gain upon conversion of his shares of Series A convertible preferred stock due to the conversion rate of 1.12915 shares of common stock per each share of Series A convertible preferred stock converted), and (vi) 13,945 shares of common stock that Mr. Gardner may elect to take as a deferred stock award under the 1996 Plan in lieu of his annual director's fees. Does not include an aggregate of 18,174 shares of stock and warrants to purchase common stock held by Mr. Gardner's wife.

(10) Includes for Mr. Handy (i) 154,700 shares of common stock beneficially owned by Mr. Handy, (ii) 48,073 shares of Series A convertible preferred stock beneficially owned by Mr. Handy, (iii) options to purchase 23,000 shares of common stock, (iv) warrants to purchase 56,470 shares of common stock, which are exercisable in equal parts at $6.00 per share, $7.00 per share and $8.00 per share and expire in March 2003, (v) 6,209 of the 54,283 shares of common stock issuable upon the conversion of the 48,073 shares of Series A convertible preferred stock held by Mr. Handy (representing the additional voting power Mr. Handy would gain upon conversion of his shares of Series A convertible preferred stock due to the conversion rate of 1.12915 shares of common stock per each share of Series A convertible preferred stock converted), and (vi) 19,164 shares of common stock that Mr. Handy may elect to take as a deferred stock award under the 1996 Plan in lieu of his annual director's fees. Does not include 117,647 shares of common stock, 36,559 shares of Series A convertible preferred stock and warrants to purchase 56,470 shares of common stock, which are exercisable in equal parts at $6.00 per share, $7.00 per share and $8.00 per share and expire in March 2003, all of which are held indirectly in Trust.

(11) Includes for Mr. Lederer (i) 1,202,521 shares of common stock beneficially owned by Minotaur Partners II, L.P. and (ii) options to purchase 10,000 shares of common stock, and (iii) 2,389,042 shares of common stock which may be acquired upon exercise of outstanding warrants beneficially owned by Minotaur Partners II, L.P. at exercise prices in equal parts of $5.93125 and $7.30 per share, which warrants expire in April 2005. Mr. Lederer may be deemed to be beneficial owner of the shares and warrants beneficially owned by Minotaur Partners II, L.P. because he is a stockholder, director and principal of the manager of the general partner of Minotaur Partners II, L.P., a member of the general partner of Minotaur Partners II, L.P., a Chairman, Chief Executive Officer and Chief Investment Officer of Minotaur Capital Management, Inc., which is a limited partner of Minotaur Partners II, L.P. Mr. Lederer disclaims beneficial ownership of any such shares except to the extent of his pecuniary interest therein.

(12)  Includes for Mr. Lerch options to purchase 105,000 shares of common stock.

(13)  Includes for Mr. Ward (i) 38,266 shares of common stock owned by Mr. Ward,
      (ii) 21,918 shares of common stock which may be acquired upon exercise of outstanding warrants at exercise prices in equal parts at $5.93125 per share and $7.30 per share, which warrants expire in April 2005, (iii) 12 of the 107 shares of common stock issuable upon the conversion of the 95 shares of Series A convertible preferred stock held by Mr. Ward (representing the additional voting power Mr. Ward would gain upon conversion of his shares of Series A convertible preferred stock due to the conversion rate of 1.12915 shares of common stock per each share of Series A convertible preferred stock converted), and (iv) 9,431 shares of common stock that Mr. Ward may elect to take as a deferred stock award under the 1996 Plan in lieu of his annual director's fees, and (iv) options to purchase 10,500 shares of common stock.

(14) Includes for Mr. Wiedemann (i) 15,959 shares of common stock owned by Mr. Wiedemann, (ii) 5,622 shares of Series A convertible preferred stock beneficially owned by Mr. Wiedemann, (iii) options to purchase 43,000 shares of common stock, (iv) 21,918 shares of common stock which may be acquired upon exercise of outstanding warrants at exercise prices in equal parts at $5.93125 per share and $7.30 per share, which warrants expire in April 2005, (v) 726 of the 6,348 shares of common stock issuable upon the conversion of the 5,622 shares of Series A convertible preferred stock held by Mr. Wiedemann (representing the additional voting power Mr. Wiedemann would gain upon conversion of his shares of Series A convertible preferred stock due to the conversion rate of 1.12915 shares of common stock per each share of Series A convertible preferred stock converted), and (vi) 19,164 shares of common stock that Mr. Wiedemann may elect to take as a deferred stock award under the 1996 Plan in lieu of his annual director's fees.

(15) Includes for Mr. Wunderman (i) 26,000 shares of common stock owned by Mr. Wunderman, (ii) options to purchase 68,000 shares of common stock and
      (iii) 19,164 shares of common stock that Mr. Wunderman may elect to take as a deferred stock award under the 1996 Plan in lieu of his annual director's fees.

(16) Includes for Mr. Robitaille (i) 40,036 shares of common stock owned by Mr. Robitaille, (ii) 43,836 shares of common stock which may be acquired upon exercise of outstanding warrants at exercise prices in equal parts at $5.93125 per share and $7.30 per share, which warrants expire in April 2005, (iii) warrants to purchase 6,774 shares of common stock, which are exercisable in equal parts at $6.00 per share, $7.00 per share and $8.00 per share and expire in March 2003, (iv) 905 of the 7,914 shares of common stock issuable upon the conversion of the 7,009 shares of Series A convertible preferred stock held by Mr. Robitaille (representing the additional voting power Mr. Robitaille would gain upon conversion of his shares of Series A convertible preferred stock due to the conversion rate of 1.12915 shares of common stock per each share of Series A convertible preferred stock converted), and (v) options to purchase 150,000 shares of common stock.

(17) Includes for Mr. Hughes (i) 5,500 shares of common stock owned by Mr. Hughes, (ii) 129 of the 1,129 shares of common stock issuable upon the conversion of the 1,000 shares of Series A convertible preferred stock held by Mr. Hughes (representing the additional voting power Mr. Hughes would gain upon conversion of his shares of Series A convertible preferred stock due to the conversion rate of 1.12915 shares of common stock per each share of Series A convertible preferred stock converted), and (iii) options to purchase 100,000 shares of common stock.

(18) Includes for Mr. Kiper (i) 7,500 shares of common stock owned by Mr. Kiper, (ii) options to purchase 5,000 shares of common stock. Does not include an aggregate of 3,000 shares of stock held by Mr. Kiper's wife in a 401(k) account.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

Financial Advisors

See "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" under Item 11.

Agreements

The Company and certain of its stockholders are parties to several agreements which affect the voting and disposition of the Company's voting securities. The principal terms of these agreements are as follows:

Until Samstock, L.L.C., Halmostock Limited Partnership and their affiliates beneficially own less than an aggregate 15% of the combined voting power of the Company's outstanding voting securities, Samstock, L.L.C. will be entitled to designate two representatives, reasonably acceptable to the independent directors of the Company, to serve on the Board of Directors or one such representative, in the event that Samstock, L.L.C., Halmostock Limited Partnership and their affiliates collectively beneficially own less than 15%, but at least 5%, of the combined voting power of the Company's outstanding voting securities. These arrangements will terminate if Samstock, L.L.C., Halmostock Limited Partnership and their affiliates collectively cease to own voting securities of the Company representing an aggregate of 5% of the combined voting power of the Company. Two representatives designated by Samstock, L.L.C. and Halmostock Limited Partnership are Sheli Z. Rosenberg and Raymond A. Gross.

Samstock, L.L.C. has the right to designate, without the consent or approval of the independent directors of the Company, one additional representative to serve on the Board of Directors for a period of three years or, if earlier, until such time as Samstock, L.L.C., Halmostock Limited Partnership and their affiliates beneficially own less than an aggregate 15% of the combined voting power of the Company's outstanding voting securities.Samstock, L.L.C. and Halmostock Limited Partnership agreed that, except for certain exceptions, Samstock, L.L.C. and Halmostock Limited Partnership would vote their securities with respect to the election or removal of directors of the Company either: (a) in accordance with the recommendations of a majority of the disinterested directors of the Company or (b) in the same proportions as the owners of record of the Company's shares of common stock, other than those beneficially owned by Samstock, L.L.C. and Halmostock Limited Partnership, vote their shares of common stock; provided that Samstock, L.L.C., Halmostock Limited Partnership and their affiliates may vote in favor of the election or retention of the one or two directors designated by Samstock, L.L.C. as described in the preceding paragraph.

Certain stockholders, who together are the beneficial owners of 449,739 shares, or 2.3% of the outstanding shares of common stock of the Company, and Halmostock Limited Partnership, who together with Samstock, L.L.C. is the beneficial owner of 9,269,424 shares, or 40.3% of the outstanding shares of voting securities of the

Company, have agreed to grant Samstock, L.L.C. (a) a proxy to vote all of their shares, (b) the right of first refusal on all public and private sales of their shares, and (c) certain rights to require them to sell all of their share holdings in the event Samstock, L.L.C. sells its shares; provided, however, that
                                                         --------  -------
Halmostock Limited Partnership will not be required to sell 92,000 shares of common stock at a share price of $7.11 or less. This arrangement will terminate if Samstock, L.L.C. and their affiliates cease to own voting securities representing at least 5% of the combined voting power of the Company.

Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank, who together beneficially own 4,632,741 shares of Voting Securities, or 20.2% of the outstanding shares of the voting securities of the Company, agreed that they will not take any of the following actions prior to August 23, 2005 without the approval of a majority of the Company's disinterested directors, subject to specified limited exceptions: (a) increase their ownership of voting securities beyond the combined voting power of all voting securities represented by the shares and the warrants they each beneficially own, respectively; provided, however, that the foregoing limit
                                --------  -------
shall not prohibit certain purchases of voting securities directly from the Company and certain repurchases of voting securities by the Company; (b) solicit proxies or assist any other person or otherwise become a "participant" in the "solicitation" of proxies in opposition to the recommendation of a majority of disinterested directors; (c) form, join or participate in any other way in a partnership, pooling agreement, syndicate, voting trust or other "group," or enter into any agreement or arrangement or otherwise act in concert with any other person, for the purpose of acquiring, holding, voting or disposing of voting securities of the Company; (d) assist, encourage or induce any person to bid for or acquire outstanding voting securities of the Company unless the completion of the transaction requires the approval of the Board of Directors and the Company obtains a suitable confidentiality and standstill agreement from the party; or (e) take any action to seek to circumvent any of the foregoing limitations.

Until Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank cease to beneficially own more than 5% of the voting securities of the Company, Minotaur Partners II, L.P. shall have the right to designate one representative for nomination to the Company's Board of Directors, provided that such designee is reasonably acceptable to the independent directors of the Company. The current designee of Minotaur Partners II, L.P. to the Company's Board of Directors is William A. Lederer.

Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank have also agreed that, so long as Samstock, L.L.C. is entitled to designate one or two directors to the Company's Board of directors, each would vote all of its shares of Company voting securities in favor of Samstock, L.L.C.'s designee or designees. In addition, Samstock, L.L.C. agreed that, so long as Minotaur Partners II, L.P. is entitled to designate a director to the Company's Board of Directors, Samstock, L.L.C. would vote all of its voting securities in favor of Minotaur Partners II, L.P. designee. These stockholders agreed that, except for certain exceptions, they would vote their shares with respect to the election or removal of directors of the Company in accordance with the recommendations of a majority of the disinterested directors of the Company, provided that they may vote in favor of the election or retention of the director designated by Minotaur Partners II, L.P. Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone, Raymond Bank and certain other stockholders have "co-sale" rights if Samstock, L.L.C. sells more than 10% of the shares of Company common stock held by it. In such an event, these stockholders can require that their shares also be purchased on the same terms and conditions.

Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone, Raymond Bank and certain other stockholders are also subject to "drag-along" provisions if Samstock, L.L.C. sells all of its shares of common stock. In such event, Samstock, L.L.C. can require these stockholders to sell their shares on the same terms and conditions. However, Samstock, L.L.C. cannot require them to sell their shares prior to April 28, 2001, if the sale would result in an internal rate of return to these stockholders on their investment of less than 25%.

The Company has granted registration rights with respect to the shares of common stock that these stockholders purchased from the Company and the shares of common stock issuable upon exercise of warrants.

Consulting Agreements

None.

PART IV
-------

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

    The following documents are being filed as part of this Report:

    (a)(1)   Financial Statements:
               iDine Rewards Network Inc. formerly Transmedia Network Inc.
               See "Index to Financial Statements" contained in Part II, Item 8.

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

Designation                         Description
-----------                         -----------

3.1 Certificate of Incorporation of iDine Rewards Network Inc., as amended filed as an exhibit to this filing.

3.2 Cetificate of Designations relating to the Series A Convertible Redeemable Preferred Stock, as filed with the Delaware Secretary of State on November 9, 1999. Filed as Exhibit 3.5 to iDine's Registration Statement on Form S-2 (registration no. 333-84947), and incorporated by reference thereto)

3.3 By-Laws of iDine Rewards Network Inc., as amended and restated as of March 3, 1998. (Filed as Exhibit 3.2 to iDine's Current Report on Form 8-K filed on March 17, 1998)

4.1 First Amended and Restated Receivables Purchase Agreement, dated as of May 17, 2001, among Transmedia Network Inc., iDine Restaurant Group Inc., Transmedia Service Company Inc., and RTR Funding LLC, as purchaser. (Filed as Exhibit 4.1 to Transmedia's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated by reference thereto)

4.2 Form of Series A Convertible Redeemable Preferred Stock certificate. (Filed as Exhibit 4.1 to Transmedia's Registration Statement on Form S-2 (registration no. 333-84947), and incorporated by reference thereto)

4.3 Form of Rights Agreement between Transmedia Network Inc. and American Stock Transfer & Trust Company, as subscription agent. (Filed as
         Exhibit 4.2 to Transmedia's Registration Statement on Form S-2 (registration no. 333-84947), and incorporated by reference thereto)

4.4 Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C., and, with respect to Section 5 of the Agreement only, Robert M. Steiner, as trustee under declaration of trust dated March 9, 1983, as amended, establishing the Robert M. Steiner Revocable Trust. (Filed as Exhibit 4.3 to Transmedia's Registration Statement on Form S-2 (registration no. 333-84947), and incorporated by reference thereto)

4.5 Investment Agreement, dated as of April 28, 2000, by and among Transmedia Network Inc., Minotaur Partners II, L.P., Value Vision International Inc., Dominic Mangone and Raymond Bank. (Filed as Exhibit
         4.5 to Transmedia's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated by reference thereto)

4.6 Co-Sale and Voting Agreement, dated as of April 28, 2000, by and among Transmedia Network Inc., Samstock, L.L.C., Minotaur Partners II, L.P., Value Vision International Inc., Dominic Mangone and Raymond Bank. (Filed as Exhibit 4.6 to Transmedia's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated by reference thereto)

4.7 Investment Agreement, dated as of April 28, 2000, by and among Transmedia Network Inc., Gene M. Henderson, Herbert M. Gardner, James
         M. Callaghan, Gregory J. Robitaille, John A. Ward III, George S. Weidemann, Christine M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman, Samstock, L.L.C. and Thomas J. Litle. (Filed as
         Exhibit 4.7 to Transmedia's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated by reference thereto)

4.8 Co-Sale and Voting Agreement, dated as of April 28, 2000, by and among Transmedia Network Inc., Gene M. Henderson, Herbert M. Gardner, James
         M. Callaghan, Gregory J. Robitaille, John A. Ward III, George S. Weidemann, Christine M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman, Samstock, L.L.C. and Thomas J. Litle. (Filed as
         Exhibit 4.8 to Transmedia's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated by reference thereto)

10.1 Purchase Agreement, dated as of June 29, 2000, by and among Transmedia Network Inc., Spectrum Partners, Inc., Potomac Dining Limited Partnership, Gustavo L. Bessalel, Thomas E. Gorman and Francis Rothgeb. (Filed as Exhibit 4.11 to the registration statement on Form S-3 (registration no. 333-49366), and incorporated by reference thereto)

10.2 Stock Purchase and Sale Agreement, dated as of April 28, 2000, by and among Minotaur Partners II, L.P., Value Vision International Inc., Dominic Mangone and Raymond Bank. (Filed as Exhibit 4.14 to the registration statement on Form S-3 (registration no. 333-49366), and incorporated by reference thereto)

10.3 Form of Warrant to Purchase Shares of Common stock of Transmedia Network Inc. (Filed as Exhibit 4.15 to the registration statement on Form S-3 (registration no. 333-49366), and incorporated by reference thereto)

10.4 Stock Purchase and Sale Agreement, dated as of April 28, 2000, by and among Gene M. Henderson, Herbert M. Gardner, James M. Callaghan, Gregory J. Robitaille, John A. Ward III, George S. Weidemann, Christine
         M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman, Samstock, L.L.C. and Thomas J. Litle. (Filed as Exhibit 4.16 to the registration statement on Form S-3 (registration no. 333-49366), and incorporated by reference thereto)

10.5 Form of Warrant to Purchase Shares of common stock of Transmedia Network Inc. (Filed as Exhibit 4.17 to the registration statement on Form S-3 (registration no. 333-49366), and incorporated by reference thereto)

10.6 Asset Purchase Agreement, dated as of March 17, 1999, between Transmedia Network Inc. and SignatureCard, Inc., as amended by Amendment No. 1 thereto dated as of April 15, 1999 and Amendment No. 2 thereto dated as of May 31, 1999. (Filed as Exhibit 10.1 to Transmedia's Current Report on Form 8-K filed on July 14, 1999, and incorporated by reference thereto thereto)

10.7 Option Agreement, dated as of June 30, 1999, between Transmedia Network Inc. and SignatureCard, Inc. (Filed as Exhibit 10.2 to Transmedia's Current Report on Form 8-K filed on July 14, 1999, and incorporated by reference thereto)

10.8 Services Collaboration Agreement, dated as of June 30, 1999, between Transmedia Network Inc. and SignatureCard, Inc. (Filed as Exhibit 10.3 to Transmedia's Current Report on Form 8-K filed on July 14, 1999, and incorporated by reference thereto)

10.9 Credit Agreement, dated as of June 30, 1999, between Transmedia Network Inc. and The Chase Manhattan Bank. (Filed as Exhibit 10.4 to Transmedia's Current Report on Form 8-K filed on July 14, 1999, and incorporated by reference thereto)

10.10 Security Agreement, dated as of June 30, 1999, between Transmedia Network Inc. and The Chase Manhattan Bank. (Filed as Exhibit 10.5 to Transmedia's Current Report on Form 8-K filed on July 14, 1999, and incorporated by reference thereto)

10.11 Pledge Agreement, dated as of June 30, 1999, between Transmedia Network Inc. and The Chase Manhattan Bank. (Filed as Exhibit 10.6 to Transmedia's Current Report on Form 8-K filed on July 14, 1999, and incorporated by reference thereto)

10.12 Credit Agreement, dated as of June 30, 1999, between GAMI Investments, Inc., Transmedia Network Inc., Transmedia Restaurant Company Inc., Transmedia Service Company Inc. and TMNI International Incorporated. (Filed as Exhibit 10.7 to Transmedia's Current Report on Form 8-K filed on July 14, 1999, and incorporated by reference thereto)

10.13* 1987 Stock Option and Rights Plan, as amended. (Filed as Exhibit 10.2 to Transmedia's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated by reference thereto)

10.14* Form of Stock Option Agreement (as modified) between iDine Rewards Network Inc. and certain Directors. (Filed as Exhibit 10.3 to Transmedia's Annual Report on Form 10-K/A-2 for the fiscal year ended September 30, 1997 and incorporated by reference thereto)

10.15 Stock Purchase and Sale Agreement, dated as of November 6, 1997, among Transmedia Network Inc., Samstock, L.L.C. Transmedia Investors L.L.C. (Filed as Exhibit 10.1 to Transmedia's Current Report on Form 8-K dated as of November 6, 1997, and incorporated by reference thereto)

10.16 Form of Warrant to purchase common stock of Transmedia Network Inc. (Filed as Exhibit 10.2 to Transmedia's Current Report on Form 8-K dated as of March 17, 1998 and incorporated by reference thereto)

10.17 Amended and Restated Agreement Among Stockholders Agreement, dated as of March 3, 1998, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors L.L.C., Melvin Chasen, Iris Chasen and Halmstock Limited Partnership. (Filed as Exhibit 10.5 to Transmedia's Current Report on Form 8-K filed on March 17, 1998 and incorporated by reference thereto)

10.18 Stockholders Agreement, dated as of March 3, 1998, Transmedia Network Inc., EGI-Transmedia Investors, L.L.C., Samstock, L.L.C. and Melvin Chasen and Halmstock Limited Partnership. (Filed as Exhibit 10.6 to Transmedia's Current Report on Form 8-K filed on March 17, 1998 and incorporated by reference thereto)

10.19* Letter of Agreement, dated January 29, 1997, between Transmedia Network Inc. and Stephen E. Lerch. (Filed as Exhibit 10.28 to Transmedia's Annual Report on Form 10-K/A-2 for the fiscal year ended September 30, 1997, and incorporated by reference thereto)

10.20 Transmedia Network Inc. 1996 Long-Term Incentive Plan (including amendments through March 8, 2002).

10.21* Employment Agreement, dated as of October 14, 1998, between Transmedia Network Inc. and Gene M. Henderson. (Filed as Exhibit 10.30 to Transmedia's Registration Statement on Form S-2 registration no. 333-84947), and incorporated by reference thereto)

10.22* Employment Agreement, dated as of February 1, 2001, between Transmedia Network Inc. and Gregory J. Robitaille filed with this Form 10-KT.

10.23* Employment Agreement, dated as of March 27, 2000, between Transmedia Network Inc. and Keith E. Kiper filed with this Form 10-KT.

10.24 Standby Purchase Agreement, dated as of June 30, 1999, between Transmedia Network Inc. and Samstock, L.L.C. including Standby Agreement Warrant. Filed as Exhibit 1.1 to Transmedia's Registration Statement. (Filed as Exhibit 1.1 to Transmedia's Registration Statement on Form S-2 (registration no. 333-84947), and incorporated by reference thereto)

10.25 Consulting Agreement, dated as of November 16, 2001, by and amongst Transmedia Network Inc., Transmedia Service Company Inc., and
         Frank Felix Associates, LTD., Frank Schmeyer. (Filed as Exhibit
         10.34 to Transmedia's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, and incorporated by reference thereto)

10.26 Payment and Termination of Exclusivity Agreement, dated December 29, 2001, by and among Transmedia Network Inc., and SignatureCard, Inc., and G E Financial Assurance, Inc. (Filed as Exhibit 10.35 to Transmedia's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, and incorporated by reference thereto)

12       Statement regarding calculation of earnings to fixed charges.

21       Subsidiaries of iDine Rewards Network Inc.

23.1     Consent of KPMG LLP

24       Power of Attorney (included in the signature page hereto).

     B. Reports on Form 8-K

        On November 26, 2001, the Company filed a Form 8-K announcing a change in its fiscal year-end from September 30 to December 31, effective starting January 1, 2002.

     C. Exhibits:
         See paragraph (a) (3) above for items filed as exhibits to this Annual Report on Form 10-K as required by Item 601 of Regulation S-K.

     D. Financial Statement Schedules:

         See paragraphs (a) (1) and (a) (2) above for financial statement schedules and supplemental financial statements filed as part of this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1/st/ day of April 2002.

                                iDINE REWARDS NETWORK INC.
                                By:    /s/Gene M. Henderson
                                       ----------------------------
                                Name:   Gene M. Henderson
                                Title:  President and Chief Executive Officer


                                Power Of Attorney
                                -----------------
Each person whose signature appears below hereby authorizes and constitutes Gene
M. Henderson and Stephen E. Lerch, and each of them singly, his true and lawful attorney-in-fact with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign and file any and all amendments to this report with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and he or she as the case may be hereby ratifies and confirms all that said attorney-in-fact or any of them, or their substitutes, may lawfully do or cause to be done virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant, iDine Rewards Network Inc., in the capacities and on the dates indicated.

                                  Capacity In
     Signature                   Which Signed                   Date
     ---------                   ------------                   ----

/s/ Sheli Z. Rosenberg     Chairperson of the Board          March 27, 2002
----------------------
   Sheli Z. Rosenberg

/s/ Gene M. Henderson      Director,President and            March 27, 2002
----------------------     Chief Executive Officer
   Gene M. Henderson       (Principal Executive Officer)


/s/ Stephen E. Lerch       Executive Vice President          March 27, 2002
----------------------     and Chief Financial Officer
   Stephen E. Lerch        (Principal Financial and
                           Accounting Officer)


/s/ Herbert M. Gardner     Director                          March 27, 2002
----------------------
   Herbert M. Gardner

/s/ John A. Ward III       Director                          March 27, 2002
----------------------
   John A. Ward III

/s/ Raymond Gross          Director                          March 26, 2002
----------------------
   Raymond A. Gross

/s/ F. Philip Handy        Director                          March 27, 2002
----------------------
   F. Philip Handy

/s/ Lester Wunderman       Director                          March 27, 2002
----------------------
   Lester Wunderman

/s/ George S. Wiedemann    Director                          March 27, 2002
-----------------------
   George S. Wiedemann

/s/ William A Lederer      Director                          March 27, 2002
----------------------
   William A Lederer