Form 10-Q
period 2002-03-31
TRANSMEDIA NETWORK INC /DE/
filed 2002-05-15
CIK 78536

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended                   March 31, 2002
                               --------------------------------

                                      or

[_] Transition Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the transition period from __________________ to __________________________
Commission File Number    1-13806
                       --------------

                          iDINE REWARDS NETWORK INC.
        -----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    DELAWARE                                 84--6028875
        -------------------------------                   ----------------
        (State of other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                   Identification No.)

              11900 Biscayne Boulevard,  Miami,     Florida 33181
        --------------------------------------------------------------------
                (Address of principal executive offices)       (zip code)

                                 305-892-3300
                        ------------------------------
                        (Registrant's telephone number,
                             including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes [_] No

As of May 14, 2002, there were 16,136,373 shares of the Registrant's $.02 par value common stock outstanding.

                                   I N D E X

         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                               AND SUBSIDIARIES


PART  I.  FINANCIAL INFORMATION                            PAGE NO.
-------------------------------


Item 1.    Financial Statements:

           Consolidated Balance Sheets --                    3
           March 31, 2002 (unaudited)
           and December 31, 2001

           Consolidated Statements of Income                 4
           And Comprehensive Income
           Three months ended March 31,
           2002 and 2001 (unaudited)

           Consolidated Statements of Cash Flows--           5
           Three months ended March 31,
           2002 and 2001 (unaudited)

           Notes to Unaudited Consolidated                   6-8
           Financial Statements

Item 2.    Management's Discussion and Analysis              9-15
           of Financial Condition and Results of
           Operations

Item 3.    Quantitative and Qualitative Disclosure
           About Market Risk                                 15-16

PART II.   OTHER INFORMATION                                 16-19
----------------------------
SIGNATURE                                                    20
         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     (in thousands, except per share data)

                                                                                         March 31,      December 31,
                                                                                           2002             2001*
                                                                                           ----             -----
                                                                                       (unaudited)
                                                                                       -----------
                                                   Assets
                                                   ------
Current assets:
  Cash and cash equivalents                                                               $ 13,451         $ 13,957
  Short term investments                                                                     2,486            1,001
  Accounts receivable, net                                                                   8,721            7,027
  Rights to receive, net                                                                    69,446           67,466
  Prepaid expenses and other current assets                                                  1,398            1,022
                                                                                          --------         --------
          Total current assets                                                              95,502           90,473

Property and equipment, net                                                                  8,422            8,479
Other assets                                                                                   539              767
Excess of cost over net assets acquired                                                      9,671            9,671
                                                                                          --------         --------

          Total assets                                                                    $114,134         $109,390
                                                                                          ========         ========
                        Liabilities and Shareholders' Equity
                        ------------------------------------

Current liabilities:
  Secured non-recourse revolving debt                                                       55,500           55,500
  Accounts payable - Rights to receive                                                       9,502           10,179
  Accounts payable - trade                                                                   9,863            7,161
  Accrued expenses and other                                                                 2,579            2,605
  Deferred membership fee income                                                             2,140            2,476
                                                                                          --------         --------
          Total current liabilities                                                         79,584           77,921

Other long-term liabilities                                                                    929            1,080
                                                                                          --------         --------

          Total liabilities                                                                 80,513           79,001
                                                                                          --------         --------

Shareholders' equity :
  Preferred stock, par value $0.10 per share (1,000 shares authorized; none
   issued and outstanding)                                                                       -                -
  Preferred stock - Series A, senior convertible redeemable, par value $0.10 per share; authorized 10,000 shares; issued and outstanding 4,124 and 4,149
   shares, respectively                                                                        413              414
  Common stock, par value $0.02 per share; authorized 70,000 shares; issued
   and outstanding 15,902 and 16,200 shares, respectively                                      318              316
  Additional paid-in capital                                                                43,296           43,150
  Cumulative other comprehensive income (loss)                                                  15             (265)
  Retained deficit                                                                         (10,163)         (12,968)
  Treasury stock, at cost (81 shares)                                                         (258)            (258)
                                                                                          --------         --------

          Total shareholders' equity                                                        33,621           30,389
                                                                                          --------         --------

          Total liabilities and shareholders' equity                                      $114,134         $109,390
                                                                                          ========         ========

See accompanying notes to unaudited consolidated financial statements.
* The balance sheet at December 31, 2001 is derived from the registrant's audited consolidated financial statements.

        iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                               AND SUBSIDIARIES
          Consolidated Statements of Income and Comprehensive Income
                  Three months ended March 31, 2002 and 2001
                                  (unaudited)
                   (in thousands, except earnings per share)

                                                                              2002                   2001
                                                                            -------                -------
Operating revenue:
  Gross dining sales                                                        $56,971                $49,037

  Cost of sales                                                              31,019                 27,028
  Member rewards and savings                                                 11,064                 10,496
                                                                            -------                -------
       Net revenue from dining sales                                         14,888                 11,513

  Membership and renewal fee income                                           1,412                  1,865
  Other operating revenue                                                        67                    288
                                                                            -------                -------
       Total operating revenues                                              16,367                 13,666
                                                                            -------                -------

Operating expenses:
  Selling, general and administrative                                         5,311                  5,169
  Salaries and benefits                                                       4,639                  4,709
  Sales commission and expense                                                1,582                  1,344
  Member and merchant marketing expenses                                      1,145                    658
                                                                            -------                -------
       Total operating expenses                                              12,677                 11,880
                                                                            -------                -------

          Operating income                                                    3,690                  1,786

Other income (expense):
  Interest and other investment gain (loss)                                     (69)                   187
  Interest expense and financing cost                                          (604)                (1,516)
                                                                            -------                -------
          Income before income taxes                                          3,017                    457

Income tax benefit                                                              (81)                     -
                                                                            -------                -------

          Net income                                                          3,098                    457
                                                                            =======                =======

Other comprehensive income:
        Unrealized holding loss on securities available for
         sale held at end of period                                            (130)                   (85)
   Tax effect of unrealized gain                                                  -                     32
                                                                            -------                -------
          Comprehensive income                                              $ 2,968                $   404
                                                                            =======                =======

Operating income per share of common stock:
  Basic                                                                        0.21                   0.09
                                                                            =======                =======
  Diluted                                                                      0.17                   0.09
                                                                            =======                =======
Net income per share of common stock:
  Basic                                                                        0.18                   0.01
                                                                            =======                =======
  Diluted                                                                      0.15                   0.01
                                                                            =======                =======
Weighted average number of common and common equivalent
 shares outstanding:
  Basic                                                                      15,827                 16,177
                                                                            =======                =======
  Diluted                                                                    21,103                 16,404
                                                                            =======                =======

See accompanying notes to unaudited consolidated financial statements.

         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                               AND SUBSIDIARIES
                  Three months ended March 31, 2002 and 2001
                     Consolidated Statements of Cash Flows
                                  (unaudited)
                                (in thousands)

                                                                                               2002             2001
                                                                                               ----             ----
Cash flows from operating activities:
  Net income                                                                                 $ 3,098           $   457
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                              1,073             1,116
    Amortization of deferred financing cost                                                      171               491
    Provision for losses on Rights to receive                                                  3,214             2,183

    Changes in assets and liabilities:
     Accounts receivable                                                                      (1,694)              393
     Rights to receive                                                                        (5,871)            2,701
     Prepaid expenses and other current assets                                                  (228)             (314)
     Other assets                                                                                 61               (32)
     Accounts payable                                                                          2,494               285
     Accrued expenses and other                                                                  183               104
     Deferred membership fee income                                                             (336)             (211)
                                                                                             -------           -------

         Net cash provided by operating activities                                             2,165             7,173
                                                                                             -------           -------

Cash flow from investing activities:
  Additions to property and equipment                                                         (1,017)           (1,579)
  Increase in short term investments                                                          (1,485)                -
  Increase in restricted deposits and investments                                                (18)              (16)
                                                                                             -------           -------

         Net cash used in investing activities                                                (2,520)           (1,595)
                                                                                             -------           -------

Cash flows from financing activities:
  Redemption of put options                                                                        -            (3,200)
  Dividends paid                                                                                (298)             (301)
  Conversion of warrants and options for common stock, net                                       148                 -
  Conversion of preferred stock                                                                   (1)                -
                                                                                             -------           -------

         Net cash used in financing activities                                               $  (151)          $(3,501)
                                                                                             =======           =======

         Net increase (decrease) in cash                                                        (506)            2,077

Cash and cash equivalents:
  Beginning of the period                                                                     13,957            12,470
                                                                                             -------           -------

  End of the period                                                                           13,451            14,547
                                                                                             =======           =======

Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:
         Interest                                                                                410               990
                                                                                             =======           =======
         Dividends                                                                                 -               150
                                                                                             =======           =======

See accompanying notes to unaudited consolidated financial statements.

         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                               AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements
                 (Amounts in thousands except per share data)

(1)  Basis of Presentation

     The condensed consolidated financial statements, other than the consolidated balance sheet of December 31, 2001, included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of iDine Rewards Network Inc. (formerly Transmedia Network Inc.) and its subsidiaries (collectively, the "Company") at March 31, 2002, the consolidated results of its operations for the three months ended March 31, 2002 and March 31, 2001 and the consolidated statements of cash flows for the three months ended March 31, 2002 and March 31, 2001. All intercompany accounts and transactions have been eliminated. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited consolidated financial statements do not include all footnotes and certain financial presentations normally required under accounting principles generally accepted in the United States. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Form 10-KT filed with the Securities and Exchange Commission on March 26, 2002. The balance sheet as of December 31, 2001 was derived from the registrant's audited consolidated financial statements.

     Cost of sales is composed of the cost of Rights to receive sold, related transaction processing fees and provision for rights to receive losses.

     Income taxes are accounted for using the asset and liability method. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

     Certain prior year amounts have been reclassified to conform to the current presentation.

(2)  Securitization of Rights to Receive

     The Company's $80,000 revolving securitization of its combined rights to receive is privately placed through two asset backed commercial paper conduits. Borrowing capacity under the facility is recalculated weekly based on a formula driven advance rate applied to the current balance of Rights to receive that are eligible to be securitized. The advance rate is determined based on recent sales trends and months on hand of Rights to receive. Available capacity was $61,569 at March 31, 2002 and the outstanding borrowing was $55,500. The facility provides various restrictive covenants regarding collateral eligibility, concentration limitations and also requires the Company to maintain net worth of at least $24,000. At March 31, 2002, the Company was in compliance with the covenants.

         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                               AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements
                 (Amounts in thousands except per share data)


     The interest rate applicable to the facility is the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper ("CP") having a term equal to the related CP tranche period that may be sold by any placement agent or commercial paper dealer selected by the conduit on the first day of such CP tranche period, plus the amount of any placement agent or commercial paper dealer fees and commissions incurred or to be incurred in connection with such sale. For the three-month period ended March 31, 2002, the effective interest rate for the facility was 4.3% per annum.

     The conduit requires that a liquidity facility be provided by an A1/P1 rated financial institution in the amount equal to 102% of the securitization amount. This liquidity facility must be renewed annually. J.P. Morgan Chase and BMO Nesbitt Burns Corp both act as 50 percent co-purchasers on the $80,000 facility. It is the Company's present intention to renew the securitization in May 2002 and establish another liquidity facility to support the securitization. Management is not aware of any matters or issues that would preclude renewal, should we elect to do so. In the event that the syndications are not renewed, an alternative asset backed financing vehicle may be established or the outstanding borrowings under the securitization may be converted to a term loan.

(3)  Income per Common and Common Equivalent Share

     Basic and diluted net income per share was computed by dividing net income applicable to common stockholders by the weighted-average number of shares of common stock outstanding for each period presented. Potentially dilutive securities were not considered for the three-month period ended March 31, 2001 since their effect would be antidilutive.

                                                                          Three months ended
                                                                         03/31/02    03/31/01
                                                                         --------    --------
     Net income                                                          $   3,098   $    457
     Series A Preferred Stock dividends                                       (298)      (301)
                                                                         ---------   --------
         Net income applicable to common stockholders                    $   2,800   $    156
                                                                         =========   ========

     Weighted average number of common and common
       equivalent shares outstanding
       Basic                                                                15,827     16,177
       Series A Preferred Stock                                              4,047         --
       Stock options                                                           810        129
       Warrants                                                                419         98
                                                                         ---------   --------
       Diluted                                                              21,103     16,404
                                                                         =========   ========
     Net income per share
       Basic EPS                                                              0.18       0.01
                                                                         =========   ========
       Diluted EPS                                                            0.15       0.01
                                                                         =========   ========

         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                               AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements
                 (Amounts in thousands except per share data)


     The 4,047 of preferred shares were dilutive and included with the preferred stock dividend of 298 in the calculation of diluted EPS for the three months ended March 31, 2002. The diluted share base for the three months ended March 31, 2001 excludes 4,149 of convertible preferred shares issued in the rights offering on November 9, 1999.

(4)  Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142, "Business Combinations" ("SFAS 141") and "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS No. 141 replaces Accounting Principles Board Opinion (APB) No. 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested at least annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon a company's adoption of SFAS No. 142, a company ceases to amortize goodwill recorded for business combinations consummated prior to July 1, 2001, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 are reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001.

     Historically, the Company's business combinations have primarily consisted of reacquiring franchise rights from our franchisees and have been accounted for using the purchase method of accounting. The primary intangible asset to which we generally allocated value in these business combinations was the reacquired franchise rights. We have determined that the reacquired franchise rights do not meet the criteria of SFAS 141 to be recognized as an asset apart from goodwill.


     The Company adopted SFAS No. 142 on January 1, 2002, the beginning of fiscal 2002. In connection with the adoption of SFAS No. 142, the Company has performed a goodwill impairment assessment. Application of the non amortization provision of SFAS 142 resulted in an increase in net income of $152 ($0.01 per share) for the three month period ended March 31, 2002.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations." This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We plan to adopt this standard on January 1, 2003. We do not expect the adoption of this standard to have an effect on the Company's consolidated financial statements.

     In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company adopted this new accounting standard on January 1, 2002. The adoption of SFAS No. 144 did not have an impact on the Company's consolidated financial statements.

(5)  Subsequent Event

     On April 9, 2002, warrant holders exercised warrants to purchase 862,845 shares of the Company's common stock. In lieu of purchasing the 862,845 shares of common stock, the holders elected to perform a cash-less exercise whereby they received 221,333 shares of the Company's common stock based on the terms of the warrants.

         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                               AND SUBSIDIARIES


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

(a) Results of operations - Comparison of three months ended March 31, 2002 and 2001

                                (in thousands)
                                --------------


                                               2002                                            2001
                              ------------------------------------------      -----------------------------------------
                                     RTR     NON-RTR             TOTAL               RTR     NON-RTR             TOTAL
                                     ---     -------             -----               ---     -------             -----
Gross qualified spend            $69,334         $9,310        $78,644           $60,009         $3,692        $63,701

Sales yield                         78.0%          31.3%          72.4%             79.7%          32.4%          77.0%

Gross dining sales                54,053          2,918         56,971            47,842          1,195         49,037

Cost of sales                     27,692             --         27,692            24,362             --         24,362
Provision for RTR losses           3,198             --          3,198             2,148             --          2,148
Processing fee                       114             15            129               488             30            518
                                 -------         ------        -------           -------         ------        -------

     Total cost of sales         $31,004         $   15         31,019           $26,998         $   30         27,028
                                 -------         ------        -------           -------         ------        -------

Rewards and savings                                             11,064                                          10,496
                                                               -------                                         -------

Net dining revenue                                             $14,888                                         $11,513
                                                               =======                                         =======

RTR     - Rights to receive
NON-RTR - represents sales where there was no cash is advanced to the merchant
          (i.e. arrears and revenue management)
         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                               AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the provision for rights to receive losses, the valuation allowance for net deferred tax asset, and investments and intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We continually evaluate whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of unamortized goodwill. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our dining programs, a change in the competitive environment and other industry and economic factors. We measure impairment of unamortized goodwill utilizing the undiscounted cash flow method. The estimated cash flows are then compared to our goodwill amount; if the unamortized balance of the goodwill exceeds the estimated cash flows, the excess of the unamortized balance is written off. As of March 31, 2001, we determined that there has been no impairment of goodwill.

We adopted SFAS No. 142 in January 2002. With the adoption of SFAS No. 142, we assessed the impact of SFAS 142 based on a two-step approach to assess goodwill based on applicable reporting units and reassessed any intangible assets, including goodwill, recorded in connection with our previous acquisitions. In lieu of amortization, we performed an impairment review of our goodwill in January 2002 and will perform, at least, an annual impairment review thereafter. We would have recorded approximately $607 of amortization during 2002. As of March 31, 2001, we had unamortized goodwill of $9,671.

The Company recognizes gross dining sales as revenue when our members dine in one of our participating restaurants. Revenue is only recognized if the member dining transaction qualifies in accordance with the rules
         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                               AND SUBSIDIARIES


of the particular dining program. The amount of revenue recognized is that portion of the total spending by the member that the Company is entitled to receive in cash, in accordance with the terms of the contract with the restaurant. For the typical cash advance based contract where we have acquired or prepaid for food and beverage credits on a wholesale basis, we often leave some portion of the member's dining spend with the merchant to provide liquidity for payment of sales tax and tips. For example, if the total dining spend by the member is one hundred dollars at our participating restaurants, as evidenced by the full amount of the credit card transaction, and our contract provides for us to leave behind 20%, the amount of gross dining sales recognized is eighty dollars representing what we will actually realize in cash. Similarly, for members' dining transactions at restaurants in the revenue management program where we have not advanced cash and the rewards or savings may vary by the time of day or day of the week, revenue is only recognized to the extent that we are contractually entitled to receive cash for a portion of the member's spend. The same one hundred dollar transaction referred to above in a revenue management restaurant may only yield thirty dollars in cash to be realized; however, there is no cash advanced, the transaction has less risk, and there is no cost of the rights to receive sold.

Fee income, which is now principally renewal fees from the cash reward iDine Prime members, is recognized over a twelve-month period beginning in the month the fee is received. Cardholder membership fees are cancelable and refunded to members, if requested, on a pro rata basis based on the remaining portion of the membership.

The forward-looking information set forth in this Form 10-Q is as of March 31, 2001, and we undertake no duty to update this information. Should events occur subsequent to make it necessary to update the forward-looking information contained in this Form 10-Q, the updated forward-looking information will be filed with the SEC in the next Quarterly Report on Form 10-Q or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at www.sec.gov.
                     -----------

The following discussion should be read in conjunction with the consolidated financial statements provided under Part II, Item 8 of the Form 10-KT filed on March 26, 2001. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.


     Results of operations - Comparison of three months ended March 31, 2002 and 2001

     Gross dining spend for the three months ended March 31, 2002 was $78,644, an increase of $14,943 or 23.5% over the same period in the prior year. The average ticket decreased from $55.35 ("in dollars") for the three months ended March 31, 2001 to $52.85 ("in dollars") for the same period in 2002, but a 30.0% increase in the number of dines from 1,144 to 1,488, respectively, resulted in a higher overall spend for the three months ended March 31, 2002 versus the prior year. The increase in the number of dines was mainly the result of the increase in our enrolled accounts from 4.4 million at March 31, 2001 to 8.5 million at March 31, 2002. The reduction of the average ticket is reflective of our move into secondary markets where the average ticket tends to be lower than the large metropolitan markets such as New York, Los Angeles and San Francisco.

     Sales yield, which represents gross dining sales as a percentage of gross dining spend, decreased from 77.0% for the three months ended March 31, 2001 to 72.4% for the three months ended March 31, 2002. The difference in the sales yield reflects the various propositions available to our participating merchants. Under our typical cash advance plan, the merchant receives cash in
         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                               AND SUBSIDIARIES

     advance for food and beverage credits, customarily in the ratio of 1:2. Gross dining sales are recognized as the portion of the ticket recovered from the merchant, typically 80%. The 20% is left with the merchants to provide the merchant with liquidity for items such as sales tax and tips. In this example, our sales yield would be 80%. The sales yield is affected not only by the percentage of spend left behind in our cash advance deal, but also by the amount of spend associated with our revenue management and arrears plan deals (non-Rights to receive plans). Non-Rights to receive spend increased 152.2% to $9,310 when comparing the three months ended March 31, 2002 with the same period in the prior year. In these plans, the merchant receives no cash advance. When a member dines at his or her establishment, we may receive between 25% and 35% of the transaction from the merchant. In these non-cash advance deals the sales yield would be between 25% and 35%. Sales yield on these non-RTR deals also decreased from 32.4% for the 2001 quarter to 31.3% during the current year's quarter. While the actual cash received from these transactions is less than the cash advance plan, we do not have credit risk or cost of capital for these merchants.

     Gross dining sales for the three months ended March 31, 2002 were $56,971, and increase of $7,934 or 16.2% over the same period in the prior year. The increased sales can be mainly attributed to the expansion of our airline relationships and our alliances with affiliate partners such as Upromise which started April 2001. Virtually all territories, with the exception of Chicago, Los Angeles, Denver and Sacramento, had increased sales on a year over year basis. We continue to expect increasing sales with the addition of members and restaurants as well as planned marketing activities in the upcoming quarters.

     Cost of sales increased by $3,991 or 14.8% to $31,019 when comparing the three months ended March 31, 2002 to the same period in the prior year. This increase is attributable to the overall increase in sales. However, as a percentage of sales, cost of sales decreased from 55.1% for the three months ended March 31, 2001 to 54.4% for the three month ended March 31, 2002. The decrease as a percentage is the result of (i) an increase in non-RTR sales as a percentage of overall dining sales from $1,195 or 2.4% for the three months ended March 31, 2001 to $2,918 or 5.1% for the three months ended March 31, 2002. There is no Rights to receive costs associated with these sales and therefore the higher non-RTR sales results in a lower overall cost of sales as a percentage of gross dining sales and (ii) lower processing costs (which are included in cost of sales) associated with the registered card program versus the private label program from $518 or 1.1% of sales for the three months ended March 31, 2001 to $129 or 0.2% of sales for the three months ended March 31, 2002. These reductions are somewhat offset by an increase in the provision for rights to receive losses from $2,183 or 4.5% of gross dining sales for the three months ended March 31, 2001 to $3,214 or 5.6% of gross dining sales for the three months ended March 31, 2002. The increase in the provision for Rights to receive losses reflect our perception of the increased market risk in the dining and hospitality industry as a result of the downturn in the US economy over the past six months since September 11/th/.

     Member savings and rewards increased $568 or 5.4% when comparing the three months ended March 31, 2002 with the same period in the prior year. However, as a percentage of sales, member savings and rewards decreased from 21.4% during the three months ended March 31, 2001 to 19.4% during the three months ended March 31, 2002. The reduction was mainly the result of the lower cost of member rewards and savings due to an increase in spending by members obtained in our newly acquired affiliate programs along
         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                               AND SUBSIDIARIES

     with multi-unit restaurants sales, both of which, have a slightly lower effective reward cost than our standard 20% benefit. Finally, the corporate expense reduction program introduced in fiscal 2001 has a feature whereby the rebates back to the corporate partners are not paid until a certain level of qualified spend is achieved by their employees. These foregone savings are deferred and recognized on an effective rate basis as a reduction in the overall savings and rewards expense.

     Membership and renewal fee income for the three-month period ended March 31, 2002 were $1,412 compared to $1,865 for the comparable prior year period. Fee revenue is composed primarily of renewal billings as we have not focused on the acquisition of new fee-paying members. Marketing of the fee-based membership was reduced significantly due to changes in the regulatory environment regarding direct marketing solicitations. Our marketing strategy has shifted to focus mainly on marketing our dining programs to key affinity and loyalty partners at no fee billing to their members where we can take advantage of the registered card platform and enroll large quantities of accounts at a very low cost of acquisition and solicitation.

     Selling, general and administrative expenses for the three months ended March 31, 2002 were $6,456, an increase of $629 or 10.8% compared with the prior year period. The change is mainly the result of increases in printing and postage ($125 or 11.1%) mainly as a result of an increase in newsletter printing and mailings; and other expenses ($263 or 31.0%) mainly due to increases in recruiting, general insurance and investor public relation costs. These increases were offset slightly by a decrease in rent and other office expense ($171k or 29.9%) mainly due to a decrease in temporary staffing and equipment rental as well as the lower rent associated with the move of our New York offices and programming and systems of ($85 or 12.3%) reflecting reduced cost of maintenance agreements.

     Salaries and benefits decreased $70 or 1.5% when comparing the three-month period ended March 31, 2002 with the same periods in the prior year. The decrease is the result of lower group insurance and severance expenses which is somewhat offset by increased wages in information technology and sales consulting, both of which had planned increased headcounts.

     Sales commission and expense increased $238 or 17.7% when comparing the three-month period ended March 31, 2002 with the same period in the prior year. However, as a percentage of gross sales, sales commission remained relatively stable at 2.8% for the three months ended March 31, 2002 versus 2.7% for the same period in the prior year. The increase in dollar expense was associated with higher dining sales levels compared to prior year.

     Member and merchant marketing expenses increased $487 or 74.0% when comparing the three-month period ended March 31, 2002 with the same period in the prior year. The increase is principally due to additional rewards and incentives paid to increase member spending in our programs.

     Other expense, net of income during the three months ended March 31, 2002 amounted to $673 versus $1,329 for the same period in 2001, a decrease of $656 while the effective rate of the securitization decreased from 10.2% for the three months ended March 31, 2001 to 4.3% for the three months ending March 31, 2002. The principal reasons for the change was a decrease of $853 in interest expense and financing costs during the three months ended March 31, 2002. The decrease related to reduced amortization of upfront financing fees and favorable interest rates. Also, in the August 2001, we prepaid two subordinated convertible promissory notes totaling $2,000 which were issued in the purchase of our former Washington, DC franchise.

         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                               AND SUBSIDIARIES

     The exclusion of interest expense related to these notes during the three months ended March 31, 2002 also served to reduce our overall interest expense.

     Income before taxes was $3,017 for the three months ended March 31, 2002 compared to $457 for the same period in 2001. Our net deferred tax asset, principally related to the net operating loss carryforward and the provision for losses on Rights to receive remains fully reserved. Due to a retroactive change in the way alternative minimum tax is calculated for 2001 and 2002, we recorded alternative minimum tax benefit of $81 for the three months ended March 31, 2002, the period in which the change in the tax law was enacted, versus $0 for the same period in the prior year.

     Net income was $3,098 or $0.15 per share for the three months ended March 31, 2002 compared to $457 or $0.01 per share for the same period of 2001.

(b)  Liquidity and Capital Resources

     Our cash and cash equivalents amounted to $13,451 at March 31, 2002. We believe that cash on hand, together with cash generated from operations, and cash available under the securitization facility, will be sufficient to fund the Company's normal cash requirements for the 2002 fiscal year. Furthermore, we believe that the Rights to receive inventory levels in the majority of its existing markets, currently averaging over eight months on hand on an aggregated basis, are sufficient to absorb new member demand, with normal replenishment, over the remainder of the year.

     The $80,000 revolving securitization of our combined rights to receive is privately placed through two asset backed commercial paper conduits. Borrowing capacity under the facility is recalculated weekly based on a formula driven advance rate applied to the current balance of Rights to receive that are eligible to be securitized. The advance rate is determined based on recent sales trends and months on hand of rights to receive. Available capacity was $61,569 at March 31, 2002 and the outstanding borrowing was $55,500. The facility provides various restrictive covenants regarding collateral eligibility, concentration limitations and also requires the Company to maintain net worth of at least $24,000. At March 31, 2002, we were in compliance with the covenants.

     The interest rate applicable to the facility is the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper ("CP") having a term equal to the related CP tranche period that may be sold by any placement agent or commercial paper dealer selected by the conduit on the first day of such CP tranche period, plus the amount of any placement agent or commercial paper dealer fees and commissions incurred or to be incurred in connection with such sale. For the three-month period ended March 31, 2002, the effective interest rate for the facility was 4.3% per annum.

     The conduit requires that a liquidity facility be provided by an A1/P1 rated financial institution in the amount equal to 102% of the securitization amount. This liquidity facility must be renewed annually. J.P. Morgan Chase and BMO Nesbitt Burns Corp both act as 50 percent co-purchasers on the $80,000 facility. It is our present intention to renew the securitization in May 2002 and establish another liquidity facility to support it. Management is not aware of any
         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                               AND SUBSIDIARIES

     matters or issues that would preclude renewal, should we elect to do so. In the event that the syndications are not renewed, an alternative asset backed financing vehicle may be established or the outstanding borrowings under the securitization may be converted to a term loan.

     On December 9, 2000, we executed a Payment and Termination of Exclusivity Agreement (the "Agreement") with GE Financial Assurance ("GEFA"), the parent of SignatureCard, to extinguish all obligations associated with the Dining A La Card ("DALC") acquisition, to eliminate SignatureCard exclusivity rights in dealing with the airline frequent flyer member files, and to fully resolve and terminate the joint marketing and revenue sharing relationship. In consideration for the above, we paid GEFA $3,800 in cash and honored GEFA's right to put 400,000 shares held by it as part of the acquisition consideration, at a value of $8 per share. This put right was exercised and we paid GEFA two equal installments on January 17 and on February 13, 2001 to repurchase the 400,000 shares at $8 per share. The $3,200 guaranteed value of the put was recorded in the prior fiscal year. We also cancelled 160,000 options of the original 400,000 issued as part of the original DALC purchase price, leaving SignatureCard with 240,000 options which must be exercised by June 30, 2002 at a strike price of $4.00.

(c)  Outlook

     As we look out at the remaining months of 2002, we are anticipating increased utilization of our program by the current member base as well as increased activation of certain enrolled accounts not yet activated in our database, mainly our airline frequent flyers. The stimulation and activation of these portfolios should allow us to increase 2002 sales by at least 25% over prior year. In an effort to achieve these results, we expect to increase spending on member marketing and communications over the upcoming months. Significant marketing expenditures planned for the first quarter of 2002, geared towards activation of enrolled accounts and stimulation of existing member spending, were delayed as a result of changes in our partners' marketing schedules. These expenditures are anticipated to commence in the second quarter, principally with certain large airlines and bankcard-issuing partners. We believe that these marketing promotional investments are critical to sustaining our growth objectives, and we intend to aggressively but prudently move forward in this area. Aside from marketing expenses, selling, general and administrative expenses are expected to be maintained as we now have the infrastructure substantially in place to support the planned revenue growth. Interest expense is expected to increase moderately as a result of the upward pressure on short-term interest rates coupled with increased financing fees associated with the renewal of the securitization scheduled to close during May 2002.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     We are exposed to various types of market risk, including changes in interest rates. Market risk is the potential loss arising from adverse changes in the market rates and prices, such as interest rates. Our exposure to market risk for changes in interest rates is limited to the exposure related to our debt instruments used to finance the purchase of Rights to receive and short term investments which are tied to market rates. Our current $80,000 revolving securitization of the combined Rights to receive is privately placed through two asset backed commercial paper conduits. The interest rate applicable to this facility is the rate equivalent to the rate (or if more
         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                               AND SUBSIDIARIES

     than one rate, the weighted average of the rates) at which commercial paper ("CP") having a term equal to the related CP tranche period that may be sold by any placement agent or commercial paper dealer selected by the conduit on the first day of such CP tranche period, plus the amount of any placement agent or commercial paper dealer fees and commissions incurred or to be incurred in connection with such sale. As of March 31, 2002, we had $55,500 million outstanding under this securitization. The commercial paper and the interest payment are subject to interest rate risk. If market interest rates were to increase immediately and uniformly by 100 basis points at March 31, 2002, the interest payments would increase by approximately $555 per annum. We are currently reviewing a hedging strategy that would allow us to hedge against higher interest rates. This may include the purchase of an interest rate cap which will allow us to benefit from the current low rates while establishing a known maximum interest rate cost.

     Our short term investments are made according to a policy to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We had investments in equity securities at March 31, 2002 of $150, as well as short-term investments in corporate and government bonds of $2,486. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to invest in high-credit quality securities. Cash equivalents consist of short term investments with reputable financial institutions with duration of no more than 90 days.

                          PART II - OTHER INFORMATION

Items 1, 2, 3, and 5

Items 1, 2, 3, and 5 of Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 4

     Submission of matters to a vote of security holders
           (a)    Meeting

                  Annual meeting of stockholders was held on March 7, 2002

           (b)    Election of Directors

                  Proxies for the meeting were solicited pursuant to Regulation 14 under the Act and all nominees were elected. Shareholders voted for the election to the Board of Directors for the following nominees (1) Sheli Z. Rosenberg (2) Gene M. Henderson (3) F. Philip Handy (4) Herbert M. Gardner (5) William A. Lederer (6) John A. Ward III (7) George S. Wiedemann (8) Lester Wunderman (9) Raymond A. Gross. All of these nominees term of office continued after this election. No new directors were elected.

           (c)    Matters voted upon
         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                               AND SUBSIDIARIES


        (i) The election of nine (9) directors.


             Sheli Z. Rosenberg                 Common stock  Preferred stock
                                                ------------  ---------------

               For                                12,327,454        3,938,520
               Withheld/Against                    1,817,302            8,411
               Exceptions/Abstain                         --               --
                                                ------------  ---------------
               Total Shares voted                 14,144,756        3,946,931
               Broker no vote                      1,647,610          179,339
                                                ------------  ---------------
               Total shares eligible to vote      15,792,366        4,126,270
                                                ============  ===============

             Gene M. Henderson                  Common stock  Preferred stock
                                                ------------  ---------------

               For                                12,327,454        3,938,520
               Withheld/Against                    1,817,302            8,411
               Exceptions/Abstain                         --               --
                                                ------------  ---------------
               Total Shares voted                 14,144,756        3,946,931
               Broker no vote                      1,647,610          179,339
                                                ------------  ---------------
               Total shares eligible to vote      15,792,366        4,126,270
                                                ============  ===============

             F. Philip Handy                    Common stock  Preferred stock
                                                ------------  ---------------

               For                                12,325,117        3,938,520
               Withheld/Against                    1,819,639            8,411
               Exceptions/Abstain                         --               --
                                                ------------  ---------------
               Total Shares voted                 14,144,756        3,946,931
               Broker no vote                      1,647,610          179,339
                                                ------------  ---------------
               Total shares eligible to vote      15,792,366        4,126,270
                                                ============  ===============

             Herbert M. Gardner                 Common stock  Preferred stock
                                                ------------  ---------------

               For                                12,327,454        3,938,520
               Withheld/Against                    1,817,302            8,411
               Exceptions/Abstain                         --               --
                                                ------------  ---------------
               Total Shares voted                 14,144,756        3,946,931
               Broker no vote                      1,647,610          179,339
                                                ------------  ---------------
               Total shares eligible to vote      15,792,366        4,126,270
                                                ============  ===============

             Raymond A. Gross                   Common stock  Preferred stock
                                                ------------  ---------------

               For                                12,172,654        3,938,520
               Withheld/Against                    1,972,102            8,411
               Exceptions/Abstain                         --               --
                                                ------------  ---------------
               Total Shares voted                 14,144,756        3,946,931
               Broker no vote                      1,647,610          179,339
                                                ------------  ---------------
               Total shares eligible to vote      15,792,366        4,126,270
                                                ============  ===============
         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                               AND SUBSIDIARIES

             William A. Lederer                 Common stock  Preferred stock
                                                ------------  ---------------

               For                                12,325,454        3,938,520
               Withheld/Against                    1,819,302            8,411
               Exceptions/Abstain                         --               --
                                                ------------  ---------------
               Total Shares voted                 14,144,756        3,946,931
               Broker no vote                      1,647,610          179,339
                                                ------------  ---------------
               Total shares eligible to vote      15,792,366        4,126,270
                                                ============  ===============

             John A. Ward, III                  Common stock  Preferred stock
                                                ------------  ---------------

               For                                12,316,495        3,938,520
               Withheld/Against                    1,828,261            8,411
               Exceptions/Abstain                         --               --
                                                ------------  ---------------
               Total Shares voted                 14,144,756        3,946,931
               Broker no vote                      1,647,610          179,339
                                                ------------  ---------------
               Total shares eligible to vote      15,792,366        4,126,270
                                                ============  ===============


             George S. Wiedeman                 Common stock  Preferred stock
                                                ------------  ---------------

               For                                12,327,229        3,938,520
               Withheld/Against                    1,817,527            8,411
               Exceptions/Abstain                         --               --
                                                ------------  ---------------
               Total Shares voted                 14,144,756        3,946,931
               Broker no vote                      1,647,610          179,339
                                                ------------  ---------------
               Total shares eligible to vote      15,792,366        4,126,270
                                                ============  ===============

             Lester Wunderman                   Common stock  Preferred stock
                                                ------------  ---------------

               For                                12,325,117        3,938,520
               Withheld/Against                    1,819,639            8,411
               Exceptions/Abstain                         --               --
                                                ------------  ---------------
               Total Shares voted                 14,144,756        3,946,931
               Broker no vote                      1,647,610          179,339
                                                ------------  ---------------
               Total shares eligible to vote      15,792,366        4,126,270
                                                ============  ===============
         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                               AND SUBSIDIARIES

          (i) The approval of an amendment to our 1996 Long-Term Incentive Plan to increase the number of shares of common stock that may be subject to outstanding awards at any point in time under the 1996 Plan by 1,000,000 shares to an aggregate of 3,505,966.

                 For                               7,988,061  3,181,564
                 Withheld/Against                  1,972,688     18,751
                 Exceptions/Abstain                   48,690         50
                                                  ----------  ---------
                 Total Shares voted               10,009,439  3,200,365
                 Broker no vote                    5,782,927    925,905
                                                  ----------  ---------
                 Total shares eligible to vote    15,792,366  4,126,270
                                                  ==========  =========

          (d)    Settlement terms

                 None

Item 6

    Exhibits and reports on Form 8K

    (a)   Exhibits

          None

    (b)   Reports on Form 8K

          A Current Report on Form 8K dated January 31, 2002 was filed with the Securities and Exchange Commission to the fact that effective February 1, 2002, the Company would officially change its name to iDine Rewards Network Inc. and the common stock of iDine Rewards Network Inc. will be listed on the American Stock Exchange under the ticker symbol "IRN".

          A Current Report on Form 8K dated February 8, 2002 was filed with the Securities and Exchange Commission with the Independent Certified Public Accountant's consent to use previously filed registration statements.

          A Current Report on Form 8K dated March 26, 2002 was filed with the Securities and Exchange Commission to announce an agreement between iDine Rewards Network Inc., and America Online, Inc. to jointly develop a new dining benefits program for AOL members.

         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                               AND SUBSIDIARIES

                              S I G N A T U R E S

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       IDINE REWARDS NETWORK INC.
                                              (Registrant)

May 15, 2002                           /s/ Stephen E. Lerch
                                       -------------------------------------
                                       Stephen E. Lerch
                                       Executive Vice President
                                       and Chief Financial Officer