Form 10-Q
period 2002-06-30
IDINE REWARDS NETWORK INC
filed 2002-08-14
CIK 78536

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended      June 30, 2002
                              -------------------

                                       or

[ ] Transition Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the transition period from __________________ to _____________________
Commission File Number  1-13806
                      ---------

                             iDINE REWARDS NETWORK INC.
           -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                   84-6028875
            ------------------------------                   ------------------
            (State of other jurisdiction of                  (I.R.S. Employer
             incorporation or organization)                  Identification No.)

                 11900 Biscayne Boulevard, Miami, Florida            33181
            ----------------------------------------------------------------
               (Address of principal executive offices)            (zip code)

                                  305-892-3300
                          ------------------------------
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes [ ] No

As of July 19, 2002, there were 19,691,418 shares of the Registrant's $.02 par value common stock outstanding.

                                    I N D E X

          iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES


PART  I.    FINANCIAL INFORMATION                                      PAGE NO.


Item 1.     Financial Statements:

            Consolidated Balance Sheets --                                3
            June 30, 2002 (unaudited)
            and December 31, 2001

            Consolidated Statements of Income                             4-5
            And Comprehensive Income(Loss)
            Three and six months ended June 30,
            2002 and 2001 (unaudited)

            Consolidated Statements of Cash Flows--                       6-7
            Six months ended June 30,
            2002 and 2001 (unaudited)

            Notes to Unaudited Consolidated                               8-13
            Financial Statements

Item 2.     Management's Discussion and Analysis                          14-22
            of Financial Condition and Results of
            Operations

Item 3.     Quantitative and Qualitative Disclosure
            About Market Risk                                             22

PART II.    OTHER INFORMATION                                             23-24
SIGNATURE                                                                 24
          iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (in thousands, except per share data)

                                                                                           June 30,           December 31,
                                                                                             2002               2001*
                                                                                             ----               -----
                                        Assets                                           (unaudited)
                                        ------                                           -----------
Current assets:
     Cash and cash equivalents                                                            $      5,868         $   13,957
     Short term investments                                                                      3,208              1,001
     Accounts receivable                                                                        11,176              7,027
     Rights to receive, net                                                                     81,020             67,466
     Deferred tax asset                                                                          3,729                 --
     Prepaid expenses and other current assets                                                   1,064              1,022
                                                                                            ----------          ---------
                   Total current assets                                                        106,065             90,473

Property and equipment, net                                                                      8,400              8,479
Other assets                                                                                       536                767
Excess of cost over net assets acquired                                                          9,671              9,671
                                                                                            ----------          ---------

                   Total assets                                                           $    124,672         $  109,390
                                                                                            ----------          ---------
                         Liabilities and Shareholders' Equity
                         ------------------------------------
Current liabilities:
     Secured non-recourse revolving debt                                                        55,500             55,500
     Accounts payable - Rights to receive                                                        9,672             10,179
     Accounts payable - trade                                                                   10,888              7,161
     Accrued expenses and other current liabilities                                              4,442              2,605
     Deferred membership fee income                                                              1,977              2,476
                                                                                            ----------          ---------
                   Total current liabilities                                                    82,479             77,921

Other long-term liabilities                                                                        492              1,080
                                                                                            ----------          ---------

                   Total liabilities                                                            82,971             79,001
                                                                                            ----------          ---------

Shareholders' equity:
     Preferred stock, par value $0.10 per share (1,000 shares authorized; none
        issued and outstanding)                                                                      -                  -
     Preferred stock - Series A, senior convertible redeemable, par value $0.10 per share; authorized 10,000 shares; issued and outstanding 3,985 and 4,149
        shares, respectively                                                                       404                414
     Common stock, par value $0.02 per share; authorized 70,000 shares; issued
        and outstanding 19,675 and 16,200 shares, respectively                                     394                316
     Additional paid-in capital                                                                 70,400             43,150
     Less: Cash designated for tender offer                                                    (26,280)                 -
     Cumulative other comprehensive income (loss)                                                   19               (265)
     Retained deficit                                                                           (2,978)           (12,968)
     Treasury stock, at cost (81 shares)                                                          (258)              (258)
                                                                                            -----------         ----------

                   Total shareholders' equity                                                   41,701             30,389
                                                                                             ---------          ---------

                   Total liabilities and shareholders' equity                             $    124,672         $  109,390
                                                                                            ==========          =========

See accompanying notes to unaudited consolidated financial statements.
 * The balance sheet at December 31, 2001 is derived from the registrant's audited consolidated financial statements.

          iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES
        Consolidated Statements of Income and Comprehensive Income (Loss)
            Three months and six months ended June 30, 2002 and 2001
                                   (unaudited)
                      (in thousands, except per share data)

                                                                  Three Months Ended                 Six Months Ended
                                                                  ------------------                 ----------------
                                                                      June 30,                           June 30,
                                                                      --------                           --------
                                                                 2002             2001            2002             2001
                                                                 ----             ----            ----             ----
Operating revenue:
     Gross dining sales                                   $    65,391      $    49,435      $   122,362      $   98,472

        Cost of sales                                          35,391           26,828           66,410          53,856
        Member rewards and savings                             12,576           10,498           23,640          20,994
                                                              -------          -------         --------         -------

           Net revenue from dining sales                       17,424           12,109           32,312          23,622

     Membership and renewal fee income                          1,305            1,717            2,717           3,582
     Other operating revenue                                       45              185              112             473
                                                              -------         --------         --------         -------

           Total operating revenues                            18,774           14,011           35,141          27,677
                                                              -------         --------         --------         -------

Operating expenses:
     Salaries and benefits                                      4,076            4,386            8,715           9,095
     Sales commission and expense                               2,773            1,386            4,355           2,730
     Member and merchant marketing                              2,180              789            3,325           1,447
     Printing and postage                                       1,578            1,126            2,829           2,252
     General and administrative                                 3,823            4,528            7,883           8,571
                                                              -------         --------         --------         -------

            Total operating expenses                           14,430           12,215           27,107          24,095
                                                              -------         --------         --------         -------

                   Operating income                             4,344            1,796            8,034           3,582

Other income (expense):
     Interest and other income                                     95              108               26             295
     Interest expense and financing costs                        (561)          (1,078)          (1,165)         (2,594)
                                                              -------         ---------        ---------        -------

           Income before income taxes                           3,878              826            6,895           1,283

Income tax benefit                                              3,595              -              3,676             -
                                                              -------         --------         --------         -------

                   Net income                             $     7,473      $       826      $    10,571      $    1,283
                                                              -------         --------         --------         -------

                                                                     (Continued)
          iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES
  Consolidated Statements of Income and Comprehensive Income (Loss), Continued
            Three months and six months ended June 30, 2002 and 2001
                                   (unaudited)
                      (in thousands, except per share data)

                                                                   Three Months Ended         Six Months Ended
                                                                   ------------------         ----------------
                                                                         June 30,                 June 30,
                                                                         --------                 --------
                                                                   2002          2001         2002          2001
                                                                   ----          ----         ----          ----
Other comprehensive income, net of tax:
     Unrealized holding gain on securities
       available-for-sale held at end of period                      4           (35)         (126)         (100)
     Tax effect of unrealized gain                                   -            13             -            45
                                                              --------        ------       -------        ------

                   Comprehensive income                      $   7,477      $    804     $  10,445      $  1,228
                                                               =======        ======        ======        ======

Operating income per share of common stock:
    Basic                                                         0.24          0.09          0.45          0.19
                                                                ======        ======        ======        ======
    Diluted                                                       0.18          0.09          0.35          0.18
                                                                ======        ======        ======        ======

Net income per share of common stock:
    Basic                                                         0.43          0.03          0.61          0.04
                                                                ======        ======        ======        ======
    Diluted                                                       0.31          0.03          0.46          0.04
                                                                ======        ======        ======        ======

Weighted average number of common and
     common equivalent shares outstanding:
    Basic                                                       16,851        15,787        16,342        15,982
                                                                ======        ======        ======        ======
    Diluted                                                     23,693        16,198        23,077        16,301
                                                                ======        ======        ======        ======

See accompanying notes to unaudited consolidated financial statements.

          iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Six months ended June 30, 2002 and 2001
                                   (unaudited)
                                 (in thousands)

                                                                              2002              2001
                                                                              ----              ----
Cash flows from operating activities:
     Net income                                                            $  10,571          $   1,283
     Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                       2,006              2,273
           Amortization of deferred financing cost                               267                763
           Deferred tax benefit                                               (3,676)                 -
           Provision for Rights to receive losses                              6,649              4,364

           Changes in assets and liabilities:
               Accounts receivable                                            (4,149)               947
               Rights to receive                                             (20,712)              (771)
               Prepaid expenses and other current assets                         (95)              (159)
               Other assets                                                     (173)              (647)
               Accounts payable                                                3,518              1,672
               Income taxes                                                      301                (17)
               Accrued expenses and other current liabilities                  2,049                928
               Deferred membership fee income                                   (499)              (312)
                                                                           ---------          ---------

                     Net cash provided by (used in) operating activities      (3,943)            10,324
                                                                           ---------          ---------

Cash flows from investing activities:
     Cash designated for tender offer                                        (26,280)                 -
     Increase in short term investments                                       (2,207)                 -
     Additions to property and equipment                                      (1,925)            (2,548)
     Decrease in restricted deposits and investments                            (455)               (32)
                                                                           ---------          ---------

                     Net cash used in investing activities                   (30,867)            (2,580)
                                                                           ---------          ---------

Cash flows from financing activities:
     Net proceeds from private equity placement                               26,280                  -
     Preferred stock dividends                                                  (597)              (601)
     Exercise of options and conversion of warrants, net                       1,048                 17
     Conversion of preferred stock                                               (10)                 -
     Repayment of revolving securitization                                         -               (942)
     Payment of put options on common stock                                        -             (3,200)
                                                                           ---------          ---------

                     Net cash provided by (used in) financing activities   $  26,721          $  (4,726)
                                                                           ---------          ---------

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

                     Six months ended June 30, 2002 and 2001
                                   (unaudited)
                                 (in thousands)

                                                                                2002           2001
                                                                                ----           ----
               Net (decrease) increase in cash and cash equivalents           $ (8,089)      $  3,018

Cash and cash equivalents:
     Beginning of year                                                          13,957         12,470
                                                                              --------       --------

     End of period                                                            $  5,868       $ 15,488
                                                                              ========       ========

Supplemental disclosures of cash flow information:

     Cash paid during the period for:
        Interest                                                              $    822       $  1.556
                                                                                             ========
        Dividends                                                             $    150       $    301
                                                                              ========       ========
        Income taxes                                                          $      0       $     17
                                                                              ========       ========

See accompanying notes to unaudited consolidated financial statements.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
             (Amounts in thousands, except share and per share data)


(1)      Basis of Presentation

         The condensed consolidated financial statements, other than the consolidated balance sheet of December 31, 2001, included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of iDine Rewards Network Inc. (formerly Transmedia Network Inc.) and its subsidiaries (collectively, the "Company") at June 30, 2002, the consolidated results of its operations for the three and six months ended June 30, 2002 and 2001 and the consolidated statements of cash flows for the six months ended June 30, 2002 and 2001. All intercompany accounts and transactions have been eliminated. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

         The accompanying unaudited consolidated financial statements do not include all footnotes and certain financial presentations normally required under accounting principles generally accepted in the United States. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2001, included in the Company's Form 10-K filed with the Securities and Exchange Commission on December 31, 2001 and the audited consolidated financial statements and notes thereto for the transition period ended December 31, 2001, included in the Company's Form 10-KT filed with the Securities and Exchange Commission on March 26, 2002. The balance sheet as of December 31, 2001 was derived from the registrant's audited consolidated financial statements.

         Cost of sales is composed of the cost of Rights to receive sold, related transaction processing fees and provision for Rights to receive losses.

         Certain prior year amounts have been reclassified to conform to the current presentation.

(2)      Equity Private Placement and Preferred Stock Tender Offer

         On June 12, 2002, the Company sold 3,000 shares of common stock at $9.50 per share in a private placement to a group of 15 unaffiliated institutional investors from which the Company received $26,280, net of financial advisory, agent and legal fees.

         The net proceeds from the stock issuance were intended to be used to buyback shares of the Company's outstanding Series A Convertible Preferred Stock. The Company commenced a cash tender offer on June 13, 2002 to purchase up to 2,475 shares, or 61.1%, of its outstanding Series A Convertible Preferred Stock at a price of $10.62 per share. In the event that more than 2,475 shares of the Series A Convertible Preferred Stock were tendered, iDine would accept and pay for shares on a pro rata basis from

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
             (Amounts in thousands, except share and per share data)


         among validly tendered shares. The tender offer expired on July 15, 2002, and a total of 3,177 shares of the Series A Convertible Preferred Stock were tendered.

         In addition to the purchase price, tendering stockholders also received a payment in lieu of cash dividends for the period July 1 through July 15, 2002 equal to $0.006041667 per share of Series A Convertible Preferred Stock accepted totaling $15. Immediately following the closing of the tender offer, 1,577 shares of the Series A Convertible Preferred Shares remained outstanding.

(3)      Tax Valuation Allowance

         As a result of the Company's history of losses prior to fiscal 2001, the Company has maintained a valuation allowance on the net deferred tax asset resulting from net operating loss carryforwards and deductible temporary differences, principally the provision for Rights to receive losses. At December 31, 2001, the valuation allowance was $8,757.

         During the three month period ended June 30, 2002, the Company evaluated the need to maintain a valuation allowance for net deferred tax assets and determined, based on the factors described below, that the valuation allowance will no longer be required. As a result of this redetermination, the second quarter reflects the reversal of the valuation allowance and a corresponding income tax benefit of $3,670 or 16 cents per share. In addition, an estimated benefit of approximately $4,493 has been reflected in the Company's calculation of its projected 2002 annual effective tax rate. The estimated annual effective tax rate was utilized in the current quarter generating a tax expense of $75 (before the benefit from the redetermination recorded in the current quarter). This estimated annual effective tax rate will be utilized, and adjusted if necessary, for the remainder of 2002. The statutory income tax rate would be 38% without the valuation allowance benefit. Factors contributing to the elimination of the valuation allowance were
         (i) profits for year ended December 31, 2001 and six months ended June 30, 2002, of $3.3 and approximately $10.6 million, respectively, and
         (ii) the Company's expectation of continuing profits through the remainder of 2002 and in 2003.

(4)      Securitization of Rights to Receive

         The Company's $80,000 revolving securitization of its combined rights to receive is privately placed through two asset backed commercial paper conduits. Borrowing capacity under the facility is recalculated weekly based on a formula driven advance rate applied to the current balance of Rights to receive that is eligible to be securitized. The advance rate is determined based on recent sales trends and months on hand of Rights to receive. Available capacity was $74,577 at June 30, 2002 and the outstanding borrowing was $55,500. The facility provides various restrictive covenants regarding collateral eligibility, concentration limitations and also requires the Company to maintain net worth

                            TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
             (Amounts in thousands, except share and per share data

       of at least $24,000. At June 30, 2002, the Company was in compliance with these covenants.

       The interest rate applicable to the facility is the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper ("CP") having a term equal to the related CP tranche period that may be sold by any placement agent or commercial paper dealer selected by the conduit on the first day of such CP tranche period, plus the amount of any placement agent or commercial paper dealer fees and commissions incurred or to be incurred in connection with such sale. For the three and six-month periods ended June 30, 2002, the effective interest rate for the facility was 3.8% and 4.0% per annum, respectively.

       The conduit requires that a liquidity facility be provided by an A1/P1 rated financial institution in the amount equal to 102% of the securitization amount. This liquidity facility must be renewed annually. JP Morgan Chase and BMO Nesbitt Burns Corp both act as 50 percent co-purchasers on the $80,000 facility. The credit agreement was renewed on May 14, 2002 for a new 364-day renewable term and the Company paid fees of $200 which will be amortized over the renewable term. There were no material changes to the terms of the facility.

                             TRANSMEDIA NETWORK INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
             (Amounts in thousands, except share and per share data

(5)    Income per Common and Common Equivalent Share

       Basic and diluted net income per share was computed by dividing net income applicable to common stockholders by the weighted-average number of shares of common stock and common stock equivalents outstanding for each period presented. Potentially dilutive securities were not considered for the three and six-month periods ended June 30, 2001 since their effect would be antidilutive.

                                                              Three months ended        Six-months ended
                                                              06/30/02     06/30/01     06/30/02     06/30/01
                                                              --------     --------     --------     --------
       Net income                                             $  7,473     $    826     $ 10,571     $ 1,282
       Series A Preferred Stock dividends                         (297)        (301)        (597)       (601)
                                                              --------     --------     --------     -------
            Net income available to common stockholders       $  7,176     $    525     $  9,974     $   681
                                                              ========     ========     ========     =======

       Weighted average number of common and common
            equivalent shares outstanding
            Basic                                               16,851       15,787       16,342      15,982
            Series A Preferred Stock                             4,019          ---        4,033         ---
            Stock options                                        1,416          237        1,194         183
            Warrants                                             1,407          174        1,509         136
                                                              --------     --------     --------     -------
            Diluted                                             23,693       16,198       23,077      16,301
                                                              ========     ========     ========     =======
       Net income per share
            Basic EPS                                             0.43         0.03         0.61        0.04
                                                              ========     ========     ========     =======
            Diluted EPS                                           0.31         0.03         0.46        0.04
                                                              ========     ========     ========     =======

       The 4,019 and 4,033 of preferred shares, respectively, were dilutive and included with the preferred stock dividend of $297 and $597, respectively, in the calculation of diluted EPS for the three and six months ended June 30, 2002. The diluted share base for the three and six months ended June 30, 2001 excludes 4,149 of convertible preferred shares.

       As discussed in Note 3, the three and six month periods ending June 30, 2002, reflect the reversal of the valuation allowance associated with the Company's net deferred tax asset. The impact of this redetermination was 16 cents per share in both periods.

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

              Notes to Unaudited Consolidated Financial Statements
                  (Amounts in thousands except per share data)

                                                                    Three months ended       Six month ended
                                                                       June 30,                   June 30,
                                                                     2002         2001        2002        2001
                                                                     ----         ----        ----        ----
         Net income
              As reported                                         $ 7,473        $ 826       $ 10,571    $ 1,283
         Employee stock option compensation expense                   742          506          1,245      1,173
                                                                  -------        -----       --------    -------
              Pro forma                                           $ 6,731          320       $  9,326    $   110

         Net income per Common and Common
         Equivalent Share
              As reported                                            0.31         0.03           0.46       0.04
         Employee stock option compensation expense                  0.03         0.03           0.06       0.07
                                                                  -------        -----       --------    -------
              Pro forma                                              0.28           --           0.40      (0.03)

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

       Historically, the Company's business combinations have primarily consisted of reacquiring franchise rights from franchisees and have been accounted for using the purchase method of accounting. The primary intangible asset to which we generally allocated value in these business combinations was the reacquired franchise rights. We have determined that the reacquired franchise rights do not meet the criteria of SFAS 141 to be recognized as an asset apart from goodwill.

       The Company adopted SFAS No. 142 on January 1, 2002, the beginning of fiscal 2002. In connection with the adoption of SFAS No. 142, the Company has performed a goodwill impairment assessment. No impairment charge has been recognized as of the date of adoption of SFAS No. 142. The following table presents the pro forma affect of SFAS No. 142 for the three and six months ended June 30, 2002 and June 30, 2001:


                              Three months ended      Six months ended
                                   June 30,               June 30,
                                2002          2001      2002        2001

  Reported net income         $ 7,473        $  826   $ 10,571    $ 1,283
  Goodwill amortization            --           160         --        320
                              -------        ------   --------    -------
      Adjused net income      $ 7,473        $  986   $ 10,571    $ 1,603
                              =======        ======   ========    =======

Basic earnings per share:
  Reported net income         $  0.43        $ 0.03   $   0.61    $  0.04
  Goodwill amortization            --          0.01         --       0.02
                              -------        ------   --------    -------
      Adjused net income      $  0.43        $ 0.04   $   0.61    $  0.06
                              =======        ======   ========    =======

Diluted earnings per share:
  Reported net income         $  0.31        $ 0.03   $   0.46    $  0.04
  Goodwill amortization            --          0.01         --       0.02
                              -------        ------   --------    -------
      Adjused net income      $  0.31        $ 0.04   $   0.46    $  0.06
                              =======        ======   ========    =======
          iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES

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

       In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 eliminates the requirement (in SFAS No. 4) that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. In addition, SFAS No. 145 requires sales-lease back treatment for certain modifications of a capital lease that result in the lease being classified as an operating lease. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, which for the Company would be January 1, 2003. Earlier application is encouraged. Any gain or loss on extinguishment of debt that was previously classified as an extraordinary item would be reclassified to other income (expense). The remainder of the statement is generally effective for fiscal years beginning after May 15, 2002. The Company does not expect that the adoption of SFAS No. 145 will have a material impact on the Company's financial condition, cash flows and results of operations.

       In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the effect that adopting SFAS 146 will have on its financial statements, but does not expect that the adoption of SFAS No. 146 will have a material impact on the Company's financial condition, cash flows and results of operations.

         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES
                  (Amounts in thousands except per share data)

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements. We provide allowances for Rights to receive losses based on our estimate of losses that may result from the inability of certain of our merchants to continue to participate in our dining program and thereby provide a vehicle to repay the cash advanced for food and beverage. If the financial condition of our merchant base were to deteriorate, and result in their inability to provide food and beverage to our members thereby reducing the cash we advanced to them, additional allowances may be required.

We record a valuation allowance to reduce our deferred tax assets when future realization is in question. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES
                  (Amounts in thousands except per share data)

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

We continually evaluate whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of unamortized goodwill. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our dining programs, a change in the competitive environment and other industry and economic factors. We measure impairment of unamortized goodwill utilizing the undiscounted cash flow method. The estimated cash flows are then compared to our goodwill amount; if the unamortized balance of the goodwill exceeds the estimated cash flows, the excess of the unamortized balance is written off. As of June 30, 2002, we determined that there has been no impairment of goodwill.

We adopted Statement of Financial Accounting Standards (SFAS No. 142), "Goodwill and Other Intangible Assets" in January 2002. With the adoption of SFAS No. 142, we assessed the impact of SFAS 142 based on a two-step approach to assess goodwill based on applicable reporting units and reassessed any intangible assets, including goodwill, recorded in connection with our previous acquisitions. In lieu of amortization, we performed an impairment review of our goodwill in March 2002 and again in June 2002, and will perform, at least, an annual impairment review thereafter. We would have recorded approximately $607 of amortization during 2002. As of June 30, 2002, we had unamortized goodwill of $9,671.

The Company recognizes gross dining sales as revenue when our members dine in one of our participating restaurants. Revenue is only recognized if the member dining transaction qualifies in accordance with the rules of the particular dining program. The amount of revenue recognized is that portion of the total spending by the member that the Company is entitled to receive in cash, in accordance with the terms of the contract with the restaurant. For the typical cash advance based contract where we have acquired or prepaid for food and beverage credits on a wholesale basis, we often leave some portion of the member's dining spend with the merchant to provide liquidity for payment of sales tax and tips. For example, if the total dining spend by the member is one hundred dollars at our participating restaurants, as evidenced by the full amount of the credit card transaction, and our contract provides for us to leave behind 20%, the amount of gross dining sales recognized is eighty dollars representing what we will actually realize in cash. Similarly, for members' dining transactions at restaurants in the revenue management program where we have not advanced cash and the rewards or savings may vary by the time of day or day of the week, revenue is only recognized to the extent that we are contractually entitled to receive cash for a portion of the member's spend. The same one hundred dollar transaction referred to above in a revenue management restaurant may only yield thirty dollars in cash to be realized; however, there is no cash advanced, and therefore no cost of the Rights to receive sold.

Fee income, which is now principally renewal fees from the cash reward iDine Prime members, is recognized over a twelve-month period beginning in the month the fee is received. Cardholder membership fees are cancelable and refunded to members, if requested, on a pro rata basis based on the remaining portion of the membership.

The forward-looking information set forth in this Form 10-Q is as of June 30, 2002, and we undertake no duty to update this information. Should events occur subsequent to make it necessary to update the forward-looking information contained in this Form 10-Q, the updated forward-looking information will be filed with the SEC in the next Quarterly Report on Form 10-Q available at the SEC's website at www.sec.gov or as an earnings release.

The following discussion should be read in conjunction with the consolidated financial statements provided under Part II, Item 8 of the Form 10-K filed on December 31, 2001 and in conjunction with the consolidated
          iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES
                  (Amounts in thousands except per share data)

financial statements provided under Part II, Item 8 the Form 10-KT filed on March 26, 2001. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

(a)  Net Dining Revenue - Comparison of three months ended June 30, 2002 and
     2001

                                                     2002                                         2001
                                         -----------------------------------      --------------------------------------
                                               RTR     NON-RTR        TOTAL             RTR     NON-RTR          TOTAL
                                               ---     -------        -----             ---     -------          -----
Qualified member spend                   $  80,633    $ 10,477    $  91,110       $  60,343     $ 4,917       $  65,260

Sales yield                                   77.3%       29.1%        71.8%           79.4%       31.5%           75.8%

Gross dining sales                          62,343       3,048       65,391          47,888       1,547          49,435

Cost of sales                               31,793          --       31,793          24,061          --          24,061
Provision for RTR losses                     3,436          --        3,436           2,130          --           2,130
Processing fee                                 143          19          162             589          48             637
                                           -------     -------      -------         -------     -------        --------

                Total cost of sales      $  35,372    $     19    $  35,391       $  26,780     $    48          26,828
                                           -------     --------     -------         -------     -------        --------

Member rewards and savings                                           12,576                                      10,498
                                                                    -------                                    --------

Net dining revenue                                                $  17,424                                   $  12,109
                                                                    =======                                    ========

(b)  Net Dining Revenue - Comparison of six months ended June 30, 2002 and 2001

                                                     2002                                          2001
                                         -----------------------------------      -------------------------------------
                                              RTR      NON-RTR        TOTAL             RTR     NON-RTR           TOTAL
                                              ---      -------        -----             ---     -------           -----
Qualified member spend                   $ 149,967    $ 19,787    $ 169,754       $  120,352    $ 8,609       $ 128,961

Sales yield                                   77.6%       30.2%        72.1%            79.5%      31.9%           76.4%

Gross dining sales                         116,396       5,966      122,362           95,730      2,742          98,472

Cost of sales                               59,470          --       59,470           48,337         --          48,337
Provision for RTR losses                     6,649          --        6,649            4,364         --           4,364
Processing fee                                 257          34          291            1,077         78           1,155
                                           -------     -------      -------         --------    -------        --------

               Total cost of sales       $  66,376    $     34    $  66,410       $   53,778    $    78       $  53,856
                                           -------     -------      -------         --------    -------        --------

Members rewards and
savings                                                              23,640                                      20,994
                                                                     ------                                     -------

Net dining revenue                                                $  32,312                                   $  23,622
                                                                    =======                                     =======

RTR     - Rights to receive
NON-RTR - represents sales where there was no cash advanced to the merchant
          (i.e. arrears and revenue management)
          iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES
                  (Amounts in thousands except per share data)

       Results of operations - Comparison of three and six months ended June 30, 2002 and 2001

       Qualified member dining spend in our participating restaurants for the three and six months ended June 30, 2002 was $91,110 and $169,754, respectively, an increase of $25,850 and $40,793 or 39.6% and 31.6%, respectively, over the comparable periods in the prior year. The average dining ticket decreased from $53.83 and $54.57 ("in dollars") for the three and six months ended June 30, 2001, respectively, to $52.38 and $52.59 ("in dollars"), respectively, for the same periods in 2002. Impacting the increased dining spend during the periods were the increase in the number of dines from 1,211 and 2,356, respectively, for the three and six months ended June 30, 2001, to 1,739 and 3,228 for the same period in 2002 resulted in a higher overall spend for the three and six months ended June 30, 2002 versus the same periods in the prior year. The increase in the number of dines was mainly the result of the increase in our enrolled accounts from 6.1 million at June 30, 2001 to 9.8 million at June 30, 2002, as well as the increase in the participating merchants from approximately 7.7 thousand at June 30, 2001 to approximately 8.5 thousand at June 30, 2002. The reduction in the average ticket is reflective of our move into secondary markets where the average ticket tends to be lower than the large metropolitan markets such as New York, Los Angeles and San Francisco.

       Sales yield, which represents gross dining sales as a percentage of qualified member dining spend, decreased from 75.8% and 76.4%, respectively, for the three and six months ended June 30, 2001 to 71.8% and 72.1%, respectively, for the three and six months ended June 30, 2002. The difference in the sales yield reflects the various propositions available to our participating merchants. Under our typical cash advance plan, the merchant receives cash in advance for food and beverage credits, customarily in the ratio of 1:2. Gross dining sales are recognized as the portion of the ticket recovered from the merchant, typically 80%. The 20% is left with the merchants to provide the merchant with liquidity for items such as sales tax and tips. In this example, our sales yield would be 80%. The sales yield is affected not only by the percentage of the dining ticket (spend) left behind in our cash advance deal, but also by the amount of spend associated with our revenue management and arrears plan deals (non-Rights to receive plans). Non-Rights to receive spend increased 113.1% and 129.8%, respectively, to $10,477 and $19,787, respectively, when comparing the three and six months ended June 30, 2002 with the same periods in the prior year. In these plans, the merchant receives no cash advance. When a member dines at these establishment, we may receive between 15% and 35% of the transaction from the merchant. In these non-cash advance deals the sales yield would be between 25% and 35%. Sales yield on these non-RTR deals also decreased from 31.5% and 31.9%, respectively, for the three and six months ended June 30, 2001 to 29.1% and 30.2%, respectively, for the three and six months ended June 30, 2002. While the actual cash received from these transactions is less than the cash advance plan, we have neither the cost of capital nor a material credit risk for these merchants.

       Gross dining sales for the three and six months ended June 30, 2002 were $65,391 and $122,362, respectively, an increase of $15,956 and $23,890 or 32.3% and 24.2%, respectively, over the same periods in the prior year. The increased sales can be mainly attributed to the expansion of our airline relationships and the maturity of our alliances with affiliate partners
          iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES
                  (Amounts in thousands except per share data)

       such as Upromise which started April 2001. Upromise members can dine at iDine restaurants and use their savings for college tuition through the use of a Section 529 defined plan. A 529 plan is an investment plan operated by a state designed to help families save for future college costs. As long as the plan satisfies a few basic requirements, the federal tax law provides special tax benefits to the plan participant (Section 529 of the Internal Revenue Code).

       All territories, with the exception of Chicago, Denver and Sacramento had increased sales when comparing the three and six months ending June 30, 2002 with the same periods in the prior year. Sales in the Chicago, Denver and Sacramento markets are lower when comparing the six-month period ended June 30, 2002 with the same period a year ago. However, these three markets demonstrate modest signs of improvement, with increased sales of $350 or 9.6%, $25 or 2.3% and $15 or 7.5%, respectively when comparing the three-month period ended June 30, 2002 with the same period in the prior year. We continue to expect increasing sales with the addition of members and restaurants as well in these sales territories as planned marketing activities in the upcoming quarters.

       Cost of sales increased by $8,563 and $12,554 or 31.9% and 23.3%, respectively, when comparing the three and six months ended June 30, 2002 to the same periods in the prior year. This increase is attributable to the overall increase in sales. However, as a percentage of sales, cost of sales decreased from 54.3% and 54.7%, respectively, for the three and six months ended June 30, 2001 to 54.1% and 54.3%, respectively, for the three and six month ended June 30, 2002. The decrease as a percentage is the result of (i) an increase in non-RTR sales as a percentage of overall dining sales from 3.1% and 2.8%, respectively, for the three and six months ended June 30, 2001 to 4.7% and 4.9%, respectively, for the three and six months ended June 30, 2002. There is no Rights to receive costs associated with these sales and therefore the higher non-RTR sales results in a lower overall cost of sales as a percentage of gross dining sales and (ii) a reduction in processing costs (which are included in cost of sales) associated with the registered card program versus the private label program from 1.3% and 1.2% of sales, respectively, for the three and six months ended June 30, 2001 to 0.2% of sales for the three and six months ended June 30, 2002. These reductions are somewhat offset by an increase in the provision for Rights to receive losses from 4.3% of gross dining sales for the three and six months ended June 30, 2001 to 5.3% and 5.4% of gross dining sales, respectively, for the three and six months ended June 30, 2002. The increase in the provision for Rights to receive losses reflect our perception of the increased market risk in the dining and hospitality industry as a result of the downturn in the US economy particularly over the past nine months since September 11/th/.

       Member savings and rewards increased $2,078 and $2,646 or 19.8% and 12.6%, respectively, when comparing the three and six months ended June 30, 2002 with the same periods in the prior year. However, as a percentage of sales, member savings and rewards decreased from 21.2% and 21.3%, respectively, during the three and six months ended June 30, 2001 to 19.2% and 19.3%, respectively, during the three and six months ended June 30, 2002. The reduction was mainly the result of an increase in spending by members obtained in our newly acquired affiliate programs along with multi-unit restaurants sales, both of which, have a slightly lower effective reward cost than our standard 20% benefit. Finally, the corporate expense reduction program introduced in fiscal 2001 has a feature whereby the rebates back to the corporate partners are not paid until a certain level of qualified spend is achieved by their employees.

          iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES
                  (Amounts in thousands except per share data)

       These foregone corporate partner savings are deferred and recognized on an effective rate basis as a reduction in our overall savings and rewards expense.

       Membership and renewal fee income for the three and six-month periods ended June 30, 2002 were $1,305 and $2,717, respectively, compared to $1,717 and $3,582, respectively, for the comparable prior year periods. Fee revenue is composed primarily of renewal billings as we have not focused on the acquisition of new fee-paying members. Marketing of the fee-based membership was reduced significantly due to changes in the regulatory environment regarding direct marketing solicitations. Our marketing strategy has shifted to focus mainly on marketing our dining programs to key affinity and loyalty partners at no fee billing to their members where we can take advantage of the registered card platform and enroll large quantities of accounts at a very low cost of acquisition and solicitation.

       Salaries and benefits decreased $310 and $380 or 7.1% and 4.2%, respectively, when comparing the three and six-month periods ended June 30, 2002 with the same periods in the prior year. The decrease during the three and six-month periods is mainly the result of the implementation of a new sales consultants compensation structure in April 2002, whereby, sales consultants' compensation is based solely on commissions earned. Prior to this, sales consultants received a base salary as well as commission earned on sales for restaurants signed to the program. As in the past, sales consultants continue to only receive commissions when sales occur in the restaurants they have signed. This reduction is partially offset by increased wages in marketing and sales consulting, both of which had planned increased headcounts, as well as increased bonus accruals as a result of the improved profitability of the Company.

       Selling, general and administrative expenses for the three and six months ended June 30, 2002 were $3,823 and $7,883, respectively, a decrease of $705 and $688 or 15.6% and 8.0%, respectively, compared with the prior year periods. The change is mainly the result of decreases in depreciation and amortization ($210 and $204 or 18.4% and 9.0%, respectively) primarily due to the adoption of Statement of Financial Standards (SFAS No.142) "Goodwill and Other Intangible Assets" and the change in the accounting for goodwill from and amortization method to an impairment-only approach; rent and office expense ($145 and $316 or 26.1% and 28.0%, respectively) mainly due to a decrease in temporary staffing and equipment rental as well as the lower rent associated with the move of our New York offices; programming and systems of ($230 and $315 or 27.5% and 20.6%, respectively) reflecting reduced cost of maintenance agreements and website programming; and telephone expense of ($42 and $70 or 14.7% and 12.1%, respectively) mainly resulting from the negotiating of lower long distance rates. The period is partially offset by increases in other expenses ($191 or 9.6%) six-month mainly due to increases in recruiting, general insurance and investor relation costs.

       Sales commission and expense increased $1,387 and $1,625 or 100.0% and 59.5%, respectively, when comparing the three and six-month periods ended June 30, 2002 with the same periods in the prior year. The increase in sales commissions for the 2002 periods is twofold. As previously mentioned, the Company has changed the sales consultants compensation structure resulting in compensation being paid only in the form of sales commissions. In addition to the new compensation structure, sales for the three and six-month periods increased 32.3% and 24.2%, respectively, when compared to the same periods in the prior year.

         iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES
                  (Amounts in thousands except per share data)

       Member and merchant marketing expenses increased $1,391 and $1,878 or 176.3% and 129.8%, respectively, when comparing the three and six-month periods ended June 30, 2002 with the same periods in the prior year. The main reason for the increase in member and merchant marketing during the 2002 periods was increased commissions paid to leadfinders and partners, such as Upromise and America Online Inc., to provide us access to their large membership. Also contributing to the overall increase was the ramp up of marketing costs which were delayed from previous quarters. These marketing efforts were designed to stimulate our current member base by providing additional rewards and incentives to increase member spending in our programs. The Company also continues to market to activate certain enrolled accounts not yet activated in our database, mainly airline frequent flyers.

       Printing and postage increased $452 and $577 or 40.1% and 25.6%, respectively, when comparing the three and six-month periods ended June 30, 2002 with the same periods in the prior year. The increase is principally due to the increase in directory mailing and fulfillment costs as a result of the increase in our active members base.

       Other expense, net of income during the three and six months ended June 30, 2002 amounted to $466 and $1,139, respectively, versus $970 and $2,299, respectively, for the same period in 2001, a decrease of $504 and $1,160, respectively. The effective interest rate of the securitization decreased from 7.4% and 8.8%, respectively, for the three and six months ended June 30, 2001 to 3.8% and 4.2%, respectively, for the three and six months ending June 30, 2002. The principal reasons for the change was a decrease of $517 and $1,429 in interest expense and financing costs during the three and six months ended June 30, 2002. The decrease related to reduced upfront financing fees and favorable interest rates. Also, in the August 2001, we prepaid two subordinated convertible promissory notes totaling $2,000 which were issued as part of the purchase price of our former Washington, DC franchise. The exclusion of interest expense related to these notes during the three and six months ended June 30, 2002 also served to reduce our overall interest expense.

       Income before taxes was $3,878 and $6,895, respectively, for the three and six months ended June 30, 2002 compared to $826 and $1,283 for the same periods in 2001. Since iDine has been profitable for six quarters ended June 30, 2002, and projects continued profitability through fiscal 2002, the valuation allowance was released during the quarter ended June 30, 2002. This resulted in a tax benefit of $3,595 being recognized in the three-month period ended June 30, 2002. Also, affecting the six-month period ended June 30, 2002 is a tax benefit of $81 relating to a repeal of alternative minimum tax is calculated for 2001 and 2002.

       Net income was $7,473 and $10,571 or $0.31 and $0.46 per share, respectively, for the three and six months ended June 30, 2002 compared to $826 and $1,283 or $0.03 and $0.04 per share, respectively, for the same periods of the prior year.

          iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES
                  (Amounts in thousands except per share data)

(b)    Liquidity and Capital Resources

       Our short term investments, cash and cash equivalents amounted to $9,076 at June 30, 2002. We believe that cash on hand, together with short term investments, cash generated from operations, and cash available under the securitization facility, will be sufficient to fund the Company's normal cash requirements for the 2002 fiscal year.

       The $80,000 revolving securitization of our combined Rights to receive is privately placed through two asset backed commercial paper conduits. Borrowing capacity under the facility is recalculated weekly based on a formula driven advance rate applied to the current balance of Rights to receive that is eligible to be securitized. The advance rate is determined based on recent sales trends and months on hand of Rights to receive. Available capacity was $74,577 at June 30, 2002 and the outstanding borrowing was $55,500. The facility provides various restrictive covenants regarding collateral eligibility, concentration limitations and also requires the Company to maintain net worth of at least $24,000. At June 30, 2002, we were in compliance with the covenants.

       The interest rate applicable to the facility is the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper ("CP") having a term equal to the related CP tranche period that may be sold by any placement agent or commercial paper dealer selected by the conduit on the first day of such CP tranche period, plus the amount of any placement agent or commercial paper dealer fees and commissions incurred or to be incurred in connection with such sale. For the three month periods ended June 30, 2002, the effective interest rate for the facility, inclusive of upfront financing fees, was 3.8% per annum.

       The conduit requires that a liquidity facility be provided by an A1/P1 rated financial institution in the amount equal to 102% of the securitization amount. This liquidity facility must be renewed annually. JP Morgan Chase and BMO Nesbitt Burns Corp both act as 50 percent co-purchasers on the $80,000 facility. The credit agreement was renewed on May 14, 2002 for a new 364-days renewable term and the Company paid renewal fees of $200. There were no material changes to the terms of the facility. It is our intention to establish another liquidity facility to support our $80 million securitization.

       On December 9, 2000, we executed a Payment and Termination of Exclusivity Agreement (the "Agreement") with GE Financial Assurance ("GEFA"), the parent of SignatureCard, to extinguish all obligations associated with the Dining A La Card ("DALC") acquisition, to eliminate SignatureCard exclusivity rights in dealing with the airline frequent flyer member files, and to fully resolve and terminate the joint marketing and revenue sharing relationship. In consideration for the above, we paid GEFA $3,800 in cash and honored GEFA's right to put 400,000 shares held by it as part of the acquisition consideration, at a value of $8 per share. This put right was exercised and we paid GEFA two equal installments on January 17 and on February 13, 2001 to repurchase and retire the 400,000 shares at $8 per share. The $3,200 guaranteed value of the put was recorded in the prior fiscal year. We also cancelled 160,000 options of the original 400,000 issued as part of the original DALC purchase price, leaving SignatureCard with 240,000 options which were exercised on June 21, 2002 at a strike price of $4.00. GEFA elected
          iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES
                  (Amounts in thousands except per share data)

        to exercise this option by having shares of iDine Rewards Network Inc. common stock withheld from the 240,000 shares, with such withheld shares having an aggregate fair market value equal to the $960, which is the exercise price. Based on the current market price of the Company's common stock at the date of GEFA's exercise, GEFA was issued a net amount of 148,571 shares of iDine Rewards Network Inc. common stock.

(c)     Outlook

        As we look out at the remaining months of 2002, we are anticipating increased utilization of our program by the current member base as well as increased activation of certain enrolled accounts not yet activated in our database, mainly our airline frequent flyers. The stimulation and activation of these portfolios should allow us to increase 2002 sales by at least 25% over prior year. In an effort to achieve these results, we expect to increase spending on member marketing and communications over the upcoming months. We believe that these marketing promotional investments are critical to sustaining our growth objectives, and we intend to aggressively but prudently move forward in this area. Aside from marketing expenses and sales commission, selling, general and administrative expenses are expected to be maintained as we now have the infrastructure substantially in place to support the planned revenue growth. Interest expense is expected to decrease as a result of the reduction in our upfront financing fees associated with our $80 million securitization which was renewed in May 2002.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

        We are exposed to various types of market risk, including changes in interest rates. Market risk is the potential loss arising from adverse changes in the market rates and prices, such as interest rates. Our exposure to market risk for changes in interest rates is limited to the exposure related to our debt instruments used to finance the purchase of Rights to receive and short term investments which are tied to market rates. Our current $80,000 revolving securitization of the combined Rights to receive is privately placed through two asset backed commercial paper conduits. The interest rate applicable to this facility is the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper ("CP") having a term equal to the related CP tranche period that may be sold by any placement agent or commercial paper dealer selected by the conduit on the first day of such CP tranche period, plus the amount of any placement agent or commercial paper dealer fees and commissions incurred or to be incurred in connection with such sale. As of June 30, 2002, we had $55,500 outstanding under this securitization. The commercial paper and the interest payment are subject to interest rate risk. If market interest rates were to increase immediately and uniformly by 100 basis points at June 30, 2002, the interest payments would increase by approximately $555 per annum. We are still reviewing a hedging strategy that would allow us to hedge against higher interest rates. This may include the purchase of an interest rate cap which will allow us to benefit from the current low rates while establishing a known maximum interest rate cost.

        Our short term investments are made according to a policy to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We had investments in equity securities at June 30, 2002 of $11, as well as short-term investments
          iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES
                  (Amounts in thousands except per share data)

        in corporate and government bonds of $3,208. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to invest in high-credit quality securities. Cash equivalents consist of short term investments with reputable financial institutions with duration of no more than 90 days.

                           PART II - OTHER INFORMATION

Items 1, 3, 4, and 5

Items 1, 3, 4, and 5 of Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 2

        Changes in securities and Use of Proceeds

(a)     Issuance or Modification of Securities

        On June 12, 2002, the Company sold 3,000 shares of common stock at $9.50 per share in a private placement to a group of 15 unaffiliated institutional investors from which the Company received $26,280, net of financial advisory, agent and legal fees.

        The net proceeds from the stock issuance were intended to be used to buyback shares of the Company's outstanding Series A Convertible Preferred Stock. The Company commenced a cash tender offer on June 13, 2002 to purchase up to 2,475 shares, or 61.1%, of its outstanding Series A Convertible Preferred Stock at a price of $10.62 per share. In the event that more than 2,475 shares of the Series A Convertible Preferred Stock were tendered, iDine would accept and pay for shares on a pro rata basis from among validly tendered shares. The tender offer expired on July 15, 2002, and a total of 3,177 shares of the Series A Convertible Preferred Stock were tendered.

        In addition to the purchase price, tendering stockholders also received a payment in lieu of cash dividends for the period July 1 through July 15, 2002 equal to $0.006041667 per share of Series A Convertible Preferred Stock accepted totaling $15 thousand. Immediately following the closing of the tender offer, 1,577 shares of the Series A Convertible Preferred Shares remained outstanding.

Item 6

        Exhibits and reports on Form 8K

              (a)   Exhibits

                    (i)    Form of Purchase Agreements, dated May 28, 2002
                    (ii) Press Release announcing purchase agreements dated May 30, 2002
          iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
                                AND SUBSIDIARIES
                  (Amounts in thousands except per share data)

                    (iii) Press Release announcing its completion of the sale of three million shares of common stock date June 10, 2002

              (b)   Reports on Form 8K

                    A Current Report on Form 8K dated May 28, 2002 was filed with the Securities and Exchange Commission with attached press release announcing definitive purchase agreements with fifteen unaffiliated institutional investors with respect to the purchase in the aggregate of three million shares of common stock at a price of $9.50 per share or an aggregate purchase price of $28.5 million.

                               S I G N A T U R E S

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    IDINE REWARDS NETWORK INC.
                                            (Registrant)

August 14,  2002                    /s/Gene M. Henderson
                                    -------------------------------------
                                    Gene M. Henderson
                                    President and Chief Executive Officer

August 14,  2002                    /s/Stephen E. Lerch
                                    -------------------------------------
                                    Stephen E. Lerch
                                    Executive Vice President
                                    and Chief Financial Officer

                                 Exhibit Index

                              Exhibit Description

Exhibit
Number

Exhibit 99-A Certification of Gene Y. Henderson Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 99-B Certification of Stephen E. Lerch Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to section of the Sarbanes-Oxley Act of 2002, filed herewith.