Form 10-Q
period 2002-09-30
IDINE REWARDS NETWORK INC
filed 2002-11-14
CIK 78536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

or

☐	Transition Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the transition period from                                          to

Commission File Number     1-13806

iDINE REWARDS NETWORK INC.
(Exact name of registrant as specified in its charter)

DELAWARE	84-6028875
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11900 Biscayne Boulevard, Miami, Florida	33181
(Address of principal executive offices)	(zip code)

305-892-3300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes     ☐  No

As of October 23, 2002, there were 20,061,865 shares of the Registrant’s $.02 par value common stock outstanding.

INDEX

iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
AND SUBSIDIARIES

iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except per share data)

Assets	September 30, 2002	December 31, 2001*
	(unaudited)
Current assets:
Cash and cash equivalents	$3,522	$13,957
Short term investments	2,708	1,001
Accounts receivable, net	8,589	5,528
Rights to receive, net	99,596	68,965
Deferred tax asset	3,281	—
Prepaid expenses and other current assets	1,158	1,022

Total current assets	118,854	90,473

Property and equipment, net	8,353	8,479
Other assets	536	767
Deferred tax asset	387	—
Excess of cost over net assets acquired	9,671	9,671

Total assets	$137,801	$109,390

Liabilities and Shareholders’ Equity
Current liabilities:
Secured non-recourse revolving debt	55,500	55,500
Accounts payable – Rights to receive	13,361	10,179
Accounts payable – trade	12,055	7,161
Accrued expenses and other current liabilities	7,171	2,605
Deferred membership fee income	2,068	2,476

Total current liabilities	90,155	77,921

Other long-term liabilities	473	1,080

Total liabilities	90,628	79,001

Shareholders’ equity :
Preferred stock, par value $0.10 per share (1,000 shares authorized; none issued and outstanding)	—	—
Preferred stock – Series A, senior convertible redeemable, par value $0.10 per share; authorized 10,000 shares; issued and outstanding 1,344 and 4,071 shares, respectively	134	414
Common stock, par value $0.02 per share; authorized 70,000 shares; issued and outstanding 20,082 and 15,781 shares, respectively	402	316
Additional paid-in capital	45,971	43,150
Cumulative other comprehensive income (loss)	11	(265)
Retained earnings (deficit)	913	(12,968)
Treasury stock, at cost (81 shares)	(258)	(258)

Total shareholders’ equity	47,173	30,389

Total liabilities and shareholders’ equity	$137,801	$109,390

See accompanying notes to unaudited consolidated financial statements.

*	The balance sheet at December 31, 2001 is derived from the registrant’s audited consolidated financial statements. See accompanying notes to consolidated financial statements.

iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income (Loss)

Three months and nine months ended September 30, 2002 and 2001
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Operating revenue:
Gross dining sales	$81,251	$47,584	$203,613	$146,056

Cost of sales	43,659	25,561	110,069	79,417
Member rewards and savings	16,569	10,079	40,209	31,073

Net revenue from dining sales	21,023	11,944	53,335	35,566

Membership and renewal fee income	1,114	1,700	3,831	5,282
Other operating revenue	24	115	136	588

Total operating revenues	22,161	13,759	57,302	41,436

Operating expenses:
Salaries and benefits	4,703	4,236	13,418	13,331
Sales commission and expense	3,311	1,430	7,666	4,160
Member and merchant marketing	1,610	1,156	4,935	2,603
Printing and postage	1,536	1,267	4,365	3,519
General and administrative	5,065	3,964	12,948	12,536

Total operating expenses	16,225	12,053	43,332	36,149

Operating income	5,936	1,706	13,970	5,287

Other income (expense):
Interest and other income	79	204	105	499
Interest expense and financing costs	(500)	(880)	(1,665)	(3,474)

Income before income tax provision	5,515	1,030	12,410	2,312

Income tax provision (benefit)	1,523	85	(2,153)	85

Net income	$3,992	$945	$14,563	$2,227

Operating income per share of common stock:
Basic	0.29	0.09	0.76	0.28

Diluted	0.24	0.08	0.60	0.26

Net income per share of common stock:
Basic	0.20	0.04	0.79	0.08

Diluted	0.16	0.04	0.62	0.08

Weighted average number of common and common equivalent shares outstanding:
Basic	19,931	15,792	17,551	15,917

Diluted	24,649	16,125	23,353	16,246

See accompanying notes to unaudited consolidated financial statements.

iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine months ended September 30, 2002 and 2001
(unaudited)
(in thousands)

	2002	2001
Cash flows from operating activities:
Net income	$14,563	$2,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,997	3,430
Amortization of deferred financing cost	329	935
Provision for deferred taxes	(3,668)	—
Provision for Rights to receive losses	10,827	6,643

Changes in assets and liabilities:
Accounts receivable	(1,561)	(1,435)
Rights to receive	(39,775)	(3,300)
Prepaid expenses and other current assets	(485)	(83)
Other assets	(270)	(654)
Accounts payable	5,636	734
Change in income tax payable	2,271	83
Accrued expenses and other current liabilities	3,822	716
Deferred membership fee income	(408)	(771)

Net cash provided by (used in) operating activities	(5,722)	8,525

Cash flows from investing activities:
Increase in short term investments	(1,708)	(3,177)
Additions to property and equipment	(2,866)	(3,355)
Decrease in restricted deposits and investments	(56)	(129)

Net cash used in investing activities	(4,630)	(6,661)

Cash flows from financing activities:
Payment of put options on common stock	—	(3,200)
Retirement of convertible notes	—	(2,000)
Net proceeds from private equity placement	26,280	—
Preferred stock tender offer	(26,280)	—
Preferred stock dividends	(698)	(902)
Exercise of options and conversion of warrants, net	647	21
Conversion of preferred stock	(32)	—
Repayment of revolving securitization	—	(942)
Purchase of common stock	—	(45)

Net cash used in financing activities	$(83)	$(7,068)

(Continued)

iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

Nine months ended September 30, 2002 and 2001
(unaudited)
(in thousands)

	2002	2001
Net decrease in cash and cash equivalents	$(10,435)	$(5,204)

Cash and cash equivalents:
Beginning of year	13,957	12,470

End of period	$3,522	$7,266

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$1,187	$2,125

Dividends	$1,256	$451

Income taxes	$—	$15

See	accompanying notes to unaudited consolidated financial statements.

iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(amounts in thousands, except per share data)

(1)    Basis of Presentation

The condensed consolidated financial statements, other than the consolidated balance sheet of December 31, 2001, included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated balance sheets of iDine Rewards Network Inc. (formerly Transmedia Network Inc.) and its subsidiaries (collectively, the “Company”) at September 30, 2002, the consolidated results of its statements of income and comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001 and the consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001. All intercompany accounts and transactions have been eliminated. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements do not include all footnotes and certain financial presentations normally required under accounting principles generally accepted in the United States. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2001, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on December 31, 2001 and the audited consolidated financial statements and notes thereto for the transition period ended December 31, 2001, included in the Company’s Form 10-KT filed with the Securities and Exchange Commission on March 26, 2002. The balance sheet as of December 31, 2001 was derived from the registrant’s audited consolidated financial statements.

Cost of sales is composed of the cost of Rights to receive sold, related transaction processing fees and provision for Rights to receive losses.

Certain prior year amounts have been reclassified to conform to the current presentation.

(2)    CEO Compensation Agreement

On September 26, 2002, the Board of Directors appointed fellow board member George S. Wiedemann as President and Chief Executive Officer. Mr. Wiedemann, who had been on iDine’s Board since 1998, will continue to serve as a director. Also, on September 26, 2002, Gene M. Henderson, the former President and Chief Executive Officer, resigned. As part of his termination agreement, Mr. Henderson will receive cash payments equivalent to approximately twice his annual salary and bonus as well as continued health care coverage for a defined period. The net after tax impact on earnings of this agreement, after adjusting for previously recorded accrued bonuses, is $1,022 or $0.04 per diluted share and is recorded in its entirety during the three months ended September 30, 2002. Mr. Henderson has also resigned from the board of directors.

iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(amounts in thousands, except per share data)

(3)    Equity Private Placement and Preferred Stock Tender Offer

On June 12, 2002, the Company sold three million shares of common stock at $9.50 per share in a private placement to a group of fifteen unaffiliated institutional investors from which the Company received $26,280, net of financial advisory, agent and legal fees.

The entire net proceeds from the stock issuance were intended to be used to buyback shares of the Company’s outstanding Series A Convertible Preferred Stock. The Company commenced a cash tender offer on June 13, 2002 to purchase up to 2,475 shares, or 61.1%, of its outstanding Series A Convertible Preferred Stock at a price of $10.62 per share. The tender offer expired on July 15, 2002, and a total of 3,177 shares of the Series A Convertible Preferred Stock were tendered. Since more than the maximum 2,475 shares of the Series A Convertible Preferred Stock were tendered, iDine accepted and paid for shares on a pro rata basis from among the validly tendered shares.

In addition to the purchase price, tendering stockholders also received a payment in lieu of cash dividends for the period July 1 through July 15, 2002 equal to $0.006 per share of Series A Convertible Preferred Stock accepted. The Company has indicated that it will, in all likelihood, exercise its right to force conversion of the remaining preferred shares in the fourth quarter of 2002.

(4)    Tax Valuation Allowance

As a result of the Company’s recent history of losses prior to fiscal 2001, the Company had maintained a valuation allowance on the net deferred tax asset that had resulted from net operating loss carryforwards and deductible temporary differences, principally the provision for Rights to receive losses. At December 31, 2001, the valuation allowance was $8,757.

During the three month period ended June 30, 2002, the Company evaluated the need to maintain a valuation allowance given its sustained level of profitability and expected continued profitable operating results, and determined that the valuation allowance would no longer be required. As a result of this redetermination, a reversal of the valuation allowance with a corresponding income tax benefit of $3,676 or 16 cents per share was posted during the second quarter ended June 30, 2002. In addition, an estimated benefit of approximately $4,493 was reflected in the Company’s calculation of its projected 2002 estimated annual effective tax rate at June 30, 2002.

The effective rate was further revised in the three months ended September 30, 2002 due to the Company’s better than budgeted profitability. The revised annual effective tax rate was utilized in calculating the current quarter tax expense of $1,523. This revised annual effective tax rate will be utilized, and adjusted if necessary, for the remainder of 2002.

iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(amounts in thousands, except per share data)

Factors contributing to the elimination of the valuation allowance were (i) profits for year ended December 31, 2001 and six months ended June 30, 2002, of $3.3 million and approximately $10.6 million, respectively, and (ii) the Company’s expectation of continuing profits through the remainder of 2002 and in 2003. The Company expects to be recording income tax at the statutory rate of 38% beginning the first quarter of calendar year 2003.

(5)    Securitization of Rights to Receive

The Company’s $80 million revolving securitization of its combined rights to receive is privately placed through two asset backed commercial paper conduits. Borrowing capacity under the facility is recalculated weekly based on a formula driven advance rate applied to the current balance of Rights to receive that is eligible to be securitized. The advance rate is determined based on recent sales trends and months on hand of Rights to receive. Outstanding borrowings under the facility at September 30, 2002 were $55,500. Based on the level of eligible Rights to receive at that date, the Company had $24,500, the full amount available under the securitization, available for borrowings. The facility provides various restrictive covenants regarding collateral eligibility, concentration limitations and also requires the Company to maintain net worth of at least $24,000. At September 30, 2002, the Company was in compliance with these covenants.

The interest rate applicable to the facility is the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper (“CP”) having a term equal to the related CP tranche period that may be sold by any placement agent or commercial paper dealer selected by the conduit on the first day of such CP tranche period, plus the amount of any placement agent or commercial paper dealer fees and commissions incurred or to be incurred in connection with such sale. For the three and nine-month periods ended September 30, 2002, the effective interest rate for the facility was 3.5% and 3.9% per annum, respectively.

The conduit requires that a liquidity facility be provided by an A1/P1 rated financial institution in the amount equal to 102% of the securitization amount. This liquidity facility must be renewed annually. JP Morgan Chase and BMO Nesbitt Burns Corp both act as 50 percent co-purchasers on the $80 million facility. The credit agreement was renewed on May 14, 2002 for a new 364-day renewable term and the Company paid fees of $200 that will be amortized over the renewable term. There were no material changes to the terms of the facility.

iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(amounts in thousands, except per share data)

(6)    Income per Common and Common Equivalent Share

Basic and diluted net income per share was computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock and common stock equivalents outstanding for each period presented. Potentially dilutive securities were not considered for the three and nine-month periods ended September 30, 2001 since their effect would be antidilutive.

	Three months ended		Nine months ended
	09/30/02	09/30/01	09/30/02	09/30/01
Net income	$3,992	$945	$14,563	$2,227
Series A Preferred Stock dividends	(101)	(301)	(698)	(902)

Net income available to common stockholders	$3,891	$644	$13,865	$1,325

Weighted average number of common and common equivalent shares outstanding
Basic	19,931	15,792	17,551	15,917
Series A Preferred Stock	1,952	—	3,331	—
Stock options	1,365	192	1,271	188
Warrants	1,401	141	1,199	141

Diluted	24,649	16,125	23,352	16,246

Net income per share
Basic EPS	0.20	0.04	0.79	0.08

Diluted EPS	0.16	0.04	0.62	0.08

The 1,952 and 3,331 of preferred shares, respectively, were dilutive and included with the preferred stock dividend of $101 and $698, respectively, in the calculation of diluted EPS for the three and nine months ended September 30, 2002. The diluted share base for the three and nine months ended September 30, 2001 excludes 4,140 and 4,146 of convertible preferred shares, respectively.

As discussed in Note 3, the nine-month periods ending September 30, 2002, reflect the reversal of the valuation allowance associated with the Company’s net deferred tax asset. The impact of this redetermination was 16 cents per share.

The Company has elected to continue to comply with Accounting Principles Board Opinion (APB) No. 25 to account for stock options and accordingly, no compensation expense has been recognized in the financial statements. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under Statement of

iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(amounts in thousands, except per share data)

Financial Accounting Standards (SFAS) No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net income
As reported	$3,992	$945	$14,563	$2,227
Employee stock option compensation expense	(683)	(444)	(1,928)	(1,618)

Pro forma	$3,309	$501	$12,635	$609

Net income per Common and Common Equivalent Share (Diluted)
As reported	$0.16	$0.04	$0.62	$0.08
Employee stock option compensation expense	(0.03)	(0.03)	(0.08)	(0.10)

Pro forma	$0.13	$0.01	$0.54	(0.02)

(7)    Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142, “Business Combinations” (“SFAS 141”) and “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS No. 141 replaces Accounting Principles Board Opinion (APB) No. 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested at least annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon a company’s adoption of SFAS No. 142, a company ceases to amortize goodwill recorded for business combinations consummated prior to July 1, 2001, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 are reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001.

Historically, the Company’s business combinations have primarily consisted of reacquiring franchise rights from franchisees and have been accounted for using the purchase method of accounting. The primary intangible asset to which we generally allocated value in these business combinations was the reacquired franchise rights. We have determined that the reacquired franchise rights do not meet the criteria of SFAS 141 to be recognized as an asset apart from goodwill.

iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(amounts in thousands, except per share data)

The Company adopted SFAS No. 142 on January 1, 2002, the beginning of fiscal 2002. In connection with the adoption of SFAS No. 142, the Company has performed a goodwill impairment assessment. No impairment charge has been recognized as of the date of adoption of SFAS No. 142. The following table presents the pro forma effect of SFAS No. 142 for the three and nine months ended September 30, 2002 and 2001:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Reported net income	$3,992	$945	$14,563	$2,227
Goodwill amortization	—	160	—	480

Adjusted net income	$3,992	$1,105	$14,563	$2,707

Basic earnings per share:
Reported net income	$0.20	$0.04	$0.79	$0.08
Goodwill amortization	—	0.01	—	0.03

Adjusted net income	$0.20	$0.05	$0.79	$0.11

Diluted earnings per share:
Reported net income	$0.16	$0.04	$0.62	$0.08
Goodwill amortization	—	0.01	—	0.03

Adjusted net income	$0.16	$0.05	$0.62	$0.11

(8)    Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 143, “Accounting for Asset Retirement Obligations.” This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We plan to adopt this standard on January 1, 2003. We do not expect the adoption of this standard to have an effect on the Company’s consolidated financial statements.

In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company adopted this new accounting standard on January 1, 2002. The adoption of SFAS No. 144 did not have an impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 eliminates the requirement (in SFAS No. 4) that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. In addition, SFAS No. 145 requires sales-lease back treatment for certain modifications of a capital lease that result in the lease being classified as an operating lease. The

iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(amounts in thousands, except per share data)

rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, which for the Company would be January 1, 2003. Earlier application is encouraged. Any gain or loss on extinguishment of debt that was previously classified as an extraordinary item would be reclassified to other income (expense). The remainder of the statement is generally effective for fiscal years beginning after May 15, 2002. The Company does not expect that the adoption of SFAS No. 145 will have a material impact on the Company’s financial condition, cash flows and results of operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the effect that adopting SFAS 146 will have on its financial statements, but does not expect that the adoption of SFAS No. 146 will have a material impact on the Company’s financial condition, cash flows and results of operations.

(9)    Comprehensive Income

The Company’s comprehensive income (loss) is as follows:
	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net income	$3,992	$945	$14,563	$2,227
Other comprehensive income (loss), net of taxes
Unrealized holding gain (losses) on securities available for sale	(8)	(621)	276	(696)

Total comprehensive income	$3,984	$324	$14,839	$1,531

(10)    Certain Relationships and Related Transactions

In March 2002, the Company and Responsys Inc. (“Responsys”) entered into an agreement for Responsys to provide e-mail marketing services to the Company. The term of the agreement is from May 31, 2002 to May 31, 2004, and the anticipated payments to be made, based on the level of services provided for in the contract, are approximately $290. At the time the agreement was signed, George S. Wiedemann was the President, Chief Executive Officer, a Director, and a stockholder of Responsys. Prior to Mr. Wiedemann becoming the President and Chief Executive Officer of iDine, he had resigned as President and Chief Executive Officer of Responsys. Mr. Wiedemann remains a Director and stockholder of Responsys.

iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
AND SUBSIDIARIES
(Amounts in thousands except per share data)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have made, and continue to make, various forward-looking statements with respect to our financial position, business strategy, projected costs, projected savings and plans and objectives of management. Such forward-looking statements are identified by the use of forward-looking words or phrases such as “anticipates,” “intends,” “expects,” “plans,” “believes,” “estimates,” or words or phrases of similar import. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forwarding looking statements. Our actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by factors, including, without limitation, general economic, business and market conditions; relationships with credit card issuers and other marketing partners; our continued access to credit; regulations affecting the use of credit card files and other data; extreme weather conditions; participating restaurants’ continued acceptance of reward dining programs and the availability of other alternative sources of capital to them.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the provision for rights to receive losses, the valuation allowance for the net deferred tax asset, and investments and intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We record a valuation allowance to reduce our deferred tax asset when future realization is in question. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
AND SUBSIDIARIES
(amounts in thousands except per share data)

We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

We continually evaluate whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of unamortized goodwill. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our dining programs, a change in the competitive environment and other industry and economic factors. We measure impairment of unamortized goodwill utilizing the undiscounted cash flow method. The estimated cash flows are then compared to our goodwill amount; if the unamortized balance of the goodwill exceeds the estimated cash flows, the excess of the unamortized balance is written off. As of September 30, 2002, we determined that there has been no impairment of goodwill.

We adopted Statement of Financial Accounting Standards (SFAS No. 142), “Goodwill and Other Intangible Assets” in January 2002. With the adoption of SFAS No. 142, we assessed the impact of SFAS 142 based on a two-step approach to assess goodwill based on applicable reporting units and reassessed any intangible assets, including goodwill, recorded in connection with our previous acquisitions. In lieu of amortization, we performed a quarterly impairment review of our goodwill again in September 2002, and will perform, at least, an annual impairment review thereafter. We would have recorded approximately $480 of amortization for the nine months ended September 30, 2002. As of September 30, 2002, we had unamortized goodwill of $9,671.

The Company recognizes gross dining sales as revenue when our members dine in one of our participating restaurants. Revenue is only recognized if the member dining transaction qualifies in accordance with the rules of the particular dining program. The amount of revenue recognized is that portion of the total spending by the member that the Company is entitled to receive in cash, in accordance with the terms of the contract with the restaurant. For the typical cash advance based contract where we have acquired or prepaid for food and beverage credits on a wholesale basis, we often leave some portion of the member’s dining spend with the merchant to provide liquidity for payment of sales tax and tips. For example, if the total dining spend by the member is one hundred dollars at our participating restaurants, as evidenced by the full amount of the credit card transaction, and our contract provides for us to leave behind 20%, the amount of gross dining sales recognized is eighty dollars representing what we will actually realize in cash. Similarly, for members’ dining transactions at restaurants in the revenue management program where we have not advanced cash and the rewards or savings may vary by the time of day or day of the week, revenue is only recognized to the extent that we are contractually entitled to receive cash for a portion of the member’s spend. The same one hundred dollar transaction referred to above in a revenue management restaurant may only yield thirty dollars in cash to be realized; however, there is no cash advanced, and therefore no cost of the Rights to receive sold.

Fee income, which is now principally renewal fees from the cash reward iDine Prime members, is recognized over a twelve-month period beginning in the month the fee is received. Cardholder membership fees are cancelable and refunded to members, if requested, on a pro rata basis based on the remaining portion of the membership.

The forward-looking information set forth in this Form 10-Q is as of September 30, 2002, and we undertake no duty to update this information. Should events occur subsequent to make it necessary to update the forward-looking information contained in this Form 10-Q, the updated forward-looking information will be filed with the SEC in the next Quarterly Report on Form 10-Q available at the SEC’s website at www.sec.gov or as an earnings release.

iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
AND SUBSIDIARIES
(amounts in thousands except per share data)

The following discussion should be read in conjunction with the consolidated financial statements provided under Part II, Item 8 of the Form 10-K filed on December 31, 2001 and in conjunction with the consolidated financial statements provided under Part II, Item 8 the Form 10-KT filed on March 26, 2001. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

(a) Net Dining Revenue—Comparison of three months ended September 30, 2002 and 2001

	2002			2001
	RTR	NON-RTR	TOTAL	RTR	NON-RTR	TOTAL
Qualified member spend	$98,450	$19,809	$118,259	$59,115	$5,010	$64,125

Sales yield	77.1%	26.9%	68.7%	78.1%	28.8%	74.2%

Gross dining sales	75,924	5,327	81,251	46,143	1,441	47,584

Cost of sales	39,296	—	39,296	23,248	—	23,248
Provision for RTR losses	4,174	—	4,174	2,278	—	2,278
Processing fee	176	13	189	34	1	35

Total cost of sales	$43,646	$13	43,659	$25,560	$1	25,561

Member rewards and savings			16,569			10,079

Net dining revenue			$21,023			$11,944

(b) Net Dining Revenue—Comparison of nine months ended September 30, 2002 and 2001

	2002			2001
	RTR	NON-RTR	TOTAL	RTR	NON-RTR	TOTAL
Qualified member spend	$248,416	$39,596	$288,012	$179,467	$13,619	$193,086

Sales yield	77.4%	28.5%	70.7%	79.1%	30.7%	75.6%

Gross dining sales	192,319	11,294	203,613	141,871	4,185	146,056

Cost of sales	98,763	—	98,763	71,680	—	71,680
Provision for RTR losses	10,825	—	10,825	6,643	—	6,643
Processing fee	454	27	481	1,063	31	1,094

Total cost of sales	$110,042	$27	110,069	$79,386	$31	79,417

Members rewards and savings			40,209			31,073

Net dining revenue			$53,335			$35,566

RTR — Rights to receive
NON-RTR — represents sales where there was no cash advanced to the merchant (i.e. arrears and revenue management)

iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
AND SUBSIDIARIES
(amounts in thousands except per share data)

Results of operations—Comparison of three and nine months ended September 30, 2002 and 2001

Qualified member dining spend in our participating restaurants for the three and nine months ended September 30, 2002 was $118,259 and $288,012, respectively, an increase of $54,134 and $94,926 or 84.4% and 49.2%, respectively, over the comparable periods in the prior year. The average dining ticket decreased from $52.32 and $52.02 (“in dollars”) for the three and nine months ended September 30, 2001, respectively, to $51.23 and $52.02 (“in dollars”), respectively, for the same periods in 2002. Impacting the increased dining spend during the periods were the increase in the number of dines from 1,215 and 3,570, respectively, for the three and nine months ended September 30, 2001, to 2,308 and 5,536 for the same period in 2002. These increases resulted in the higher overall spend for the three and nine months ended September 30, 2002 versus the same periods in the prior year. During the period, our enrolled accounts increased from 6.7 million at September 30, 2001 to 11.0 million at September 30, 2002, while participating merchants increased from approximately seven thousand eight hundred at September 30, 2001 to approximately nine thousand at September 30, 2002.

Sales yield, which represents gross dining sales as a percentage of qualified member dining spend, decreased from 74.2% and 75.6%, respectively, for the three and nine months ended September 30, 2001 to 68.7% and 70.7%, respectively, for the three and nine months ended September 30, 2002. The difference in the sales yield reflects the various propositions available to our participating merchants. Under our typical cash advance plan, the merchant receives cash in advance for food and beverage credits, customarily in the ratio of 1:2. Gross dining sales are recognized as the portion of the ticket recovered from the merchant, typically 80%. The 20% is left with the merchants to provide the merchant with liquidity for items such as sales tax and tips. In this example, our sales yield would be 80%. The sales yield is affected not only by the percentage of the dining ticket (spend) left behind in our cash advance deal, but also by the amount of spend associated with our revenue management and arrears plan deals (non-Rights to receive plans). Non-Rights to receive spend increased 295.4% and 190.7%, respectively, to $19,809 and $39,596, respectively, when comparing the three and nine months ended September 30, 2002 with the same periods in the prior year. In these performance-based plans, the merchant receives no cash advance. When a member dines at these establishments, we receive between 15% and 35% of the transaction from the merchant. Typically, these non-cash advance deals result in sales yield between 15% and 35%. Sales yield on these non-RTR deals also decreased from 28.8% and 30.7%, respectively, for the three and nine months ended September 30, 2001 to 26.9% and 28.5%, respectively, for the three and nine months ended September 30, 2002. While the actual cash received, and therefore the sales recognized, from these transactions is less than the cash advance plan, we have neither the cost of capital nor a material credit risk for these merchants.

Gross dining sales for the three and nine months ended September 30, 2002 were $81,251 and $203,613, respectively, an increase of $33,667 and $57,557 or 70.8% and 39.4%, respectively, over the same periods in the prior year. The primary reason for the increased sales has been the expansion of almost all our airline relationships, to not only include new airlines such as Alaska

iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
AND SUBSIDIARIES
(amounts in thousands except per share data)

Mileage Dining (started in September 2001), but also to include greater numbers of active members and accounts from existing airline partners such as United Airlines, Delta Airlines, Continental Airlines and US Airways. The Upromise affiliation that started in April 2001 has developed in 2002 to where they have become a significant partner. Upromise members can dine at iDine restaurants and use their savings for college tuition through the use of a Section 529 defined plan. A Section 529 plan is an investment plan operated by a state designed to help families save for future college costs. As long as the plan satisfies a few basic requirements, the federal tax law provides special tax benefits to the plan participant (Section 529 of the Internal Revenue Code).

All territories, with the exception of a small Midwest territory, recorded increased sales when comparing the three and nine months ending September 30, 2002 with the same periods in the prior year. We continue to expect increasing sales with the addition of members and restaurants in all sales territories as well as planned marketing activities in the upcoming quarters.

Cost of sales increased by $18,098 and $30,652 or 70.8% and 38.6%, respectively, when comparing the three and nine months ended September 30, 2002 to the same periods in the prior year. This increase is attributable to the overall increase in sales. However, as a percentage of sales, cost of sales varied from 54.4% for the nine months ended September 30, 2001 to 54.1% for the nine month ended September 30, 2002. The decrease is the result of an increase in non-RTR sales as a percentage of overall dining sales from 2.9% for the nine months ended September 30, 2001 to 5.5% for the nine months ended September 30, 2002. There are no cost of sales (Rights to receive costs) associated with these sales and therefore the higher non-RTR sales result in a lower overall cost of sales as a percentage of gross dining sales. These reductions are somewhat offset by an increase in the provision for Rights to receive losses from 4.5% of gross dining sales for the nine months ended September 30, 2001 to 5.3% of gross dining sales for the nine months ended September 30, 2002. During the three-month periods, cost of sales remained stable as a percentage of gross dining sales. The decrease in cost of sales attributed to the increase in non-RTR sales during the three-month period ended September 30, 2002 was offset by the increase in the provision for Rights to receive losses from 4.8% of gross dining sales for the three months ended September 30, 2001 to 5.1% of gross dining sales for the current three-month period. The increase in the provision for Rights to receive losses reflect our perception of the increased market risk in the dining and hospitality industry as a result of the downturn in the US economy particularly over the past twelve months since September 11th.

Member savings and rewards increased $6,490 and $9,136 or 64.4% and 29.4%, respectively, when comparing the three and nine months ended September 30, 2002 with the same periods in the prior year. However, as a percentage of sales, member savings and rewards decreased from 21.2% and 21.3%, respectively, during the three and nine months ended September 30, 2001 to 20.4% and 19.7%, respectively, during the comparable periods ended September 30, 2002. The reduction was mainly the result of an increase in spending by members obtained through our affiliate programs along with increased airline sales, both of which, have a slightly lower effective reward cost than our standard 20% benefit. Finally, the corporate expense reduction program introduced in fiscal 2001 has a feature whereby the rebates to the corporate partners are not paid until a certain level of qualified spend is achieved by their employees. These foregone

iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
AND SUBSIDIARIES
(amounts in thousands except per share data)

corporate partner savings are deferred and recognized on an effective rate basis as a reduction in our overall savings and rewards expense over the term of the contracts.

Membership and renewal fee income for the three and nine-month periods ended September 30, 2002 were $1,114 and $3,831, respectively, compared to $1,700 and $5,282, respectively, for the comparable prior year periods. Marketing of the fee-based membership was reduced significantly due to changes in the regulatory environment regarding direct marketing solicitations. Our marketing strategy has shifted to focus mainly on marketing our dining programs to key affinity and loyalty partners at no fee billing to their members where we can take advantage of the registered card platform and enroll large quantities of accounts at a very low cost of acquisition and solicitation, and often at a lower effective member benefit costs.

Salaries and benefits increased $467 and $87 or 11.0% and 0.7%, respectively, when comparing the three and nine-month periods ended September 30, 2002 with the same periods in the prior year. The increase during the three and nine-month periods is mainly the result of planned increased headcounts. Overall headcount has increased from two hundred and fifty four employees at September 30, 2001 to three hundred and twenty employees at September 30, 2002. This was somewhat offset by the reduction in salaries relating to sales consultants. We implemented a new sales consultants compensation structure in April 2002, whereby, sales consultants’ compensation is based solely on commissions earned. Prior to this, sales consultants received a base salary as well as commission earned on sales for restaurants signed to the program. As in the past, commissions are earned only when a qualified dine occurs at one of our participating restaurants.

Sales commission and expense increased $1,881 and $3,506 or 131.5% and 84.3%, respectively, when comparing the three and nine-month periods ended September 30, 2002 with the same periods in the prior year. The increase in sales commissions for the 2002 periods is twofold. As previously mentioned, the Company has changed the sales consultants compensation structure resulting in compensation being paid only in the form of sales commission. In addition to the new compensation structure, sales for the three and nine-month periods increased 70.8% and 39.4%, respectively, when compared to the same periods in the prior year.

Member and merchant marketing expenses increased $454 and $2,332 or 39.3% and 89.6%, respectively, when comparing the three and nine-month periods ended September 30, 2002 with the same periods in the prior year. The main reason for the increase in member and merchant marketing during the 2002 periods was increased compensation paid to partners, such as Upromise and America Online Inc., to provide us access to their large membership. Also contributing to the overall increase was the ramp up of marketing costs that were delayed from previous quarters. These marketing efforts were designed to stimulate our current member base by providing additional rewards and incentives to increase member spending in our programs. The Company has also continued its marketing efforts to activate certain enrolled accounts not yet activated in our database, mainly airline frequent flyers.

Printing and postage increased $269 and $846 or 21.2% and 24.0%, respectively, when comparing the three and nine-month periods ended September 30, 2002 with the same periods in the prior year. This increase is principally due to the increase in the cost of postage associated

iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
AND SUBSIDIARIES
(amounts in thousands except per share data)

with directory and newsletter mailings. We also had an increase in fulfillment costs relating to the increase in our active members base. In addition, at the end of the second quarter of 2002, we had increased costs of mailings associated with the test of regional directories.

General and administrative expenses for the three and nine months ended September 30, 2002 were $5,065 and $12,948, respectively, an increase of $1,101 and $412 or 27.8% and 3.3%, respectively, compared with the prior year periods. However, during the three months ending September 30, 2002, we recorded a $1,161 charge ($1,022 on an after tax basis) for the total net severance related to the former President and Chief Executive Officer. Excluding the one-time charge relating to our former President and Chief Executive Officer, general and administrative expenses decreased $60 and $749 when comparing the three and nine months ended September 30, 2002 to the same periods in the prior year. The main areas of decrease in general and administrative expenses are depreciation and amortization ($169 and $373 or 14.6% and 10.9%, respectively) primarily due to the adoption of Statement of Financial Accounting Standards (SFAS No. 142), “Goodwill and Other Intangible Assets” and the change in the accounting for goodwill from an amortization method to an impairment-only approach; rent and office expense ($41 and $357 or 8.7% and 22.3%, respectively) mainly due to a decrease in temporary staffing, building expenses, office supplies and equipment rental as well as the lower rent associated with the move of our New York offices; and programming and systems of ($6 and $321 or .8% and 14.3%, respectively) reflecting reduced cost of maintenance agreements and the decrease in program maintenance through the second quarter of 2002. This is partially offset by increases in professional fees ($210 and $236 or 54.0% and 15.9%, respectively) mainly due to increased UCC filings, directors’ fees, as well as legal fees relating to our collection efforts. The nine-month period is also further offset by increases in other general and administrative expenses ($161 or 5.4%) mainly due to increases in recruiting, general insurance and media barter/multi unit consulting costs.

Other expense, net of income during the three and nine months ended September 30, 2002 amounted to $421 and $1,560, respectively, versus $676 and $2,975, respectively, for the same period in 2001, a decrease of $255 and $1,415, respectively. The principal reasons for the change was a decrease of $380 and $1,809 in interest expense and financing costs mostly related to our $80 million securitization during the three and nine months ended September 30, 2002 due to favorable interest rates and the reduction in upfront financing fees. The effective interest rate of the securitization decreased from 6.1% and 7.9%, respectively, for the three and nine months ended September 30, 2001 to 3.5% and 3.9%, respectively, for the three and nine months ending September 30, 2002. Also, in August 2001, we prepaid two subordinated convertible promissory notes totaling $2,000 that were issued as part of the purchase price of our former Washington, DC franchise. The exclusion of interest expense related to these notes during the three and nine months ended September 30, 2002 also served to reduce our overall interest expense.

Income before taxes was $5,515 and $12,410, respectively, for the three and nine months ended September 30, 2002 compared to $1,030 and $2,312 for the same periods in 2001. Income tax expense (benefit) was $1,523 and ($2,153), respectively, for the three and nine months ended September 30, 2002 compared to $85 and $85 for the same periods in 2001. In the quarter ended

iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
AND SUBSIDIARIES
(amounts in thousands except per share data)

June 30, 2002, the valuation allowance was evaluated due to iDine’s six consecutive profitable quarters, and the projection of continued profitability through fiscal 2002. This resulted in a tax benefit of $3,595 being recognized in the three-month period ended June 30, 2002. During the current three-month period ended September 30, 2002, we recorded an income tax expense of $1,523 based on an estimated annual effective tax rate of 13%. The tax expense also included a catch-up adjustment of $806 for increasing the estimated annual effective tax rate from the second quarter due to the Company’s better than budgeted profitability.

Net income was $3,992 and $14,563 or $0.16 and $0.62 per diluted share, respectively, for the three and nine months ended September 30, 2002 compared to $945 and $2,227 or $0.04 and $0.08 per diluted share, respectively, for the same periods of the prior year.

(b)    Liquidity and Capital Resources

Our short term investments, cash and cash equivalents amounted to $6,230 at September 30, 2002. We believe that cash on hand, together with short term investments, cash generated from operations, and cash available under the securitization facility, will be sufficient to fund the Company’s normal cash requirements for the 2002 fiscal year.

The $80 million revolving securitization of our combined Rights to receive is privately placed through two asset backed commercial paper conduits. Borrowing capacity under the facility is recalculated weekly based on a formula driven advance rate applied to the current balance of Rights to receive that is eligible to be securitized. The advance rate is determined based on recent sales trends and months on hand of Rights to receive. At September 30, 2002, we have the full capacity of $80,000 available under the facility and the outstanding borrowing was $55,500. The facility provides various restrictive covenants regarding collateral eligibility, concentration limitations and also requires the Company to maintain net worth of at least $24,000. At September 30, 2002, we were in compliance with the covenants.

The interest rate applicable to the facility is the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper (“CP”) having a term equal to the related CP tranche period that may be sold by any placement agent or commercial paper dealer selected by the conduit on the first day of such CP tranche period, plus the amount of any placement agent or commercial paper dealer fees and commissions incurred or to be incurred in connection with such sale. For the three-month periods ended September 30, 2002, the effective interest rate for the facility, inclusive of upfront financing fees, was 3.5% per annum.

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
AND SUBSIDIARIES
(amounts in thousands except per share data)

On December 9, 2000, we executed a Payment and Termination of Exclusivity Agreement (the “Agreement”) with GE Financial Assurance (“GEFA”), the parent of SignatureCard, to extinguish all obligations associated with the Dining A La Card (“DALC”) acquisition, to eliminate SignatureCard exclusivity rights in dealing with the airline frequent flyer member files, and to fully resolve and terminate the joint marketing and revenue sharing relationship. In consideration for the above, we paid GEFA $3,800 in cash and honored GEFA’s right to put 400 shares held by it as part of the acquisition consideration, at a value of $8 per share. This put right was exercised and we paid GEFA two equal installments on January 17 and on February 13, 2001 to repurchase and retire the 400 shares at $8 per share. The $3,200 guaranteed value of the put was recorded in the prior fiscal year. We also cancelled 160 options of the original 400 issued as part of the original DALC purchase price, leaving SignatureCard with 240 options that were exercised on June 21, 2002 at a strike price of $4.00 per share. GEFA elected to exercise this option by having shares of iDine Rewards Network Inc. common stock withheld from the 240 shares, with such withheld shares having an aggregate fair market value equal to the $960, which is the exercise price. Based on the market price of the Company’s common stock at the date of GEFA’s exercise, GEFA was issued a net amount of 149 shares of iDine Rewards Network Inc. common stock.

(c)    Outlook

As we look out at the remaining months of 2002, we are anticipating increased utilization of our program by the current member base as well as increased activation of certain enrolled accounts not yet activated in our database, mainly our airline frequent flyers. The stimulation and activation of these portfolios should allow us to continue the present trend and increase 2002 sales by at least 40% over prior year. In an effort to achieve these results, we expect to increase spending on member marketing and communications over the upcoming months. In the previous quarter ended June 30, 2002, marketing costs were higher than the current quarter mainly as a result of specific regional directory testing and the execution of some previously delayed stimulation mailings. We believe that these marketing promotional investments are critical to sustaining our growth objectives, and we intend to aggressively but prudently move forward in this area. Aside from marketing expenses and sales commission, selling, general and administrative expenses are expected to be reasonably maintained as we now have the infrastructure substantially in place to support the planned revenue growth. We have, however, planned increased expenditures in business intelligence systems to strengthen our database marketing capabilities and will add some related headcount in marketing and information technology to support this. We are currently evaluating the expansion of our product offering with other verticals, with particular emphasis on applying our yield management strategy in the hotel space. We expect to launch this initiative in 2003, and we are currently testing the value proposition with both members and hoteliers. Interest expense is expected to remain fairly stable or increase slightly due to the interest rate applicable to our $80 million securitization that is tied to the rate of commercial paper.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

We are exposed to various types of market risk, including changes in interest rates. Market risk is the potential loss arising from adverse changes in the market rates and prices, such as interest rates. Our exposure to market risk for changes in interest rates is limited to the exposure related to our debt instruments used to finance the purchase of Rights to receive and short term

iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
AND SUBSIDIARIES
(dollars in thousands except per share data)

investments which are tied to market rates. Our current $80,000 revolving securitization of the combined Rights to receive is privately placed through two asset backed commercial paper conduits. The interest rate applicable to this facility is the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper (“CP”) having a term equal to the related CP tranche period that may be sold by any placement agent or commercial paper dealer selected by the conduit on the first day of such CP tranche period, plus the amount of any placement agent or commercial paper dealer fees and commissions incurred or to be incurred in connection with such sale. As of September 30, 2002, we had $55,500 outstanding under this securitization. The commercial paper and the interest payment are subject to interest rate risk. If market interest rates were to increase immediately and uniformly by 100 basis points at September 30, 2002, the interest payments would increase by approximately $555 per annum. We are still reviewing a hedging strategy that would allow us to hedge against higher interest rates. This may include the purchase of an interest rate cap which will allow us to benefit from the current low rates while establishing a known maximum interest rate cost.

Our short term investments are made according to a policy to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We had investments in equity securities at September 30, 2002 of $5, as well as short-term investments in corporate and government bonds of $2,708. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to invest in high-credit quality securities. Cash equivalents consist of short term investments with reputable financial institutions with duration of no more than 90 days.

Item 4.    Controls and Procedures

Disclosure Control and Procedure

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and participation of the Company’s Chief Executive Officer and Chief Financial Officer (the “Officers”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-14. Based upon the evaluation, the Officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings, including this report.

Internal Control

There were no significant changes made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

iDINE REWARDS NETWORK INC. (formerly TRANSMEDIA NETWORK INC.)
AND SUBSIDIARIES
(amounts in thousands except per share data)

PART II—OTHER INFORMATION

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

The net proceeds from the stock issuance were intended to be used to buyback shares of the Company’s outstanding Series A Convertible Preferred Stock. The Company commenced a cash tender offer on June 13, 2002 to purchase up to 2,475 shares, or 61.1%, of its outstanding Series A Convertible Preferred Stock at a price of $10.62 per share. The tender offer expired on July 15, 2002, and a total of 3,177 shares of the Series A Convertible Preferred Stock were tendered. Since more than 2,475 shares of the Series A Convertible Preferred Stock were tendered, iDine accepted and paid for shares on a pro rata basis from among the validly tendered shares.

In addition to the purchase price, tendering stockholders also received a payment in lieu of cash dividends for the period July 1 through July 15, 2002 equal to $0.006 per share of Series A Convertible Preferred Stock accepted. The Company has indicated that it will, in all likelihood, exercise its right to force conversion of the remaining preferred shares in the fourth quarter of 2002.

Item 6

Exhibits and reports on Form 8K

(a)      Exhibits

10.1	Gene M. Henderson Termination Agreement
99.1	CEO Certificate
99.2	CFO Certificate

(b)      Reports on Form 8K

A Current Report on Form 8K dated September 23, 2002 was filed with the Securities and Exchange Commission with attached press release announcing the election of Samuel Zell as the new Chairman of the Board of Directors.

A Current Report on Form 8K dated September 26, 2002 was filed with the Securities and Exchange Commission with attached press release announcing the appointment of George S. Wiedemann as President and Chief Executive Officer and the resignation of Gene M. Henderson, the previous President and Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IDINE REWARDS NETWORK INC.
(Registrant)

November 14, 2002	/S/ GEORGE S. WIEDEMANN
George S. Wiedemann
President and Chief Executive Officer

November 14, 2002	/S/ STEPHEN E. LERCH
Stephen E. Lerch
Executive Vice President
and Chief Financial Officer

CERTIFICATION

I, Stephen E. Lerch certify that:

1.	I have reviewed this quarterly report on Form 10-Q of iDine Rewards Network Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/S/ STEPHEN E. LERCH
Stephen E. Lerch
Executive Vice President and Chief Financial Officer

CERTIFICATION

I, George S. Wiedemann certify that:

1.	I have reviewed this quarterly report on Form 10-Q of iDine Rewards Network Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/S/ GEORGE S. WIEDEMANN
George S. Wiedemann
President and Chief Executive Officer

Exhibit Index
Exhibit Number	Exhibit Description
10.1	Gene M. Henderson Termination Agreement
99.1	CEO Certificate
99.2	CFO Certificate