Form 10-K
period 2002-12-31
IDINE REWARDS NETWORK INC
filed 2003-03-31
CIK 78536

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

OR

☐ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission file number 1-13806

iDINE REWARDS NETWORK INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	84-6028875

(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

11900 Biscayne Boulevard, North Miami, Florida	33181

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 305-892-3343

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.02 per share	American Stock Exchange and Philadelphia Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒    No ☐

Based on the closing sale price of June 30, 2002, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $76,250,463.

Number of shares outstanding of Registrant’s common stock, as of March 18, 2003: 22,135,914

DOCUMENTS INCORPORATED BY REFERENCE:  None.

PART I

We have made, and continue to make, various forward-looking statements with respect to our financial position, business strategy, projected costs, projected savings and plans and objectives of management.  Such forward-looking statements are identified by the use of forward-looking words or phrases such as “anticipates,” “intends,” “expects,” “plans,” “believes,” “estimates,” or words or phrases of similar import.  Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forwarding looking statements. Our actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by factors, including, without limitation, general economic, business and market conditions; relationships with credit card issuers and other marketing partners; regulations affecting the use of credit card files; perceived desirability of alternate reward currencies such as frequent flyer miles; extreme weather conditions; participating merchants’ continued acceptance of discount dining programs and the availability of other alternative sources of capital to participating merchants.

Item 1.   Business

Corporate Structure

iDine Rewards Network Inc. and its subsidiaries market and administer loyalty and reward programs which offer savings and rewards to our members principally when they dine in our participating restaurants. To a lesser extent, we also market rewards for lodging and travel. We commenced operations in 1984 and were reincorporated as a Delaware corporation in 1987. Effective February 1, 2002, we changed our corporate name to iDine Rewards Network Inc. from Transmedia Network Inc., and our shares of common stock commenced trading under the symbol IRN. Our principal office is located at 11900 Biscayne Boulevard, North Miami, Florida 33181. Our principal telephone number is (305)892-3343. Currently, we have the following principal operating subsidiaries:

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

Description of Loyalty and Rewards Business

Our primary business is the marketing and administration of rewards programs. We offer savings and benefits to members of our rewards programs who patronage our participating merchants, principally restaurants and to a lesser extent, hotels and travel quarters. We accomplish this by providing restaurant operators with yield management tools such as variable promotions, dining incentives and off peak pricing to fill empty seats and generate incremental business.  We may acquire, on a wholesale or discounted basis, the Rights to receive food and beverage credits at full retail value from restaurants that wish to participate in the program. These Rights to receive are typically purchased from the restaurants by the Company for cash but may also be acquired in exchange for services. Our members are provided incentives in the form of rewards or savings to then dine in the restaurant and liquidate the food and beverage credits on our behalf. Alternatively, our members may earn rewards by dining on certain days of the week or time of day, set at the discretion of the restaurant, for which the Company receives a performance fee for this revenue management product.

Almost all Rights to receive are purchased for cash typically equal to 50% of the retail value of the food and beverages. We may also acquire such Rights to receive either by facilitating the merchant’s purchase of other goods and services or providing advertising and media placement services to the participating establishments. The typical discount to the menu price of 50% has merchant appeal due to the fact that the cost of food and beverages at most fine dining establishments is 30-40% of the retail value. Thus, the restaurant makes a wholesale profit in advance in exchange for upfront cash and filling tables in the future that may otherwise go empty. We typically purchase food and beverage credits that are anticipated to be utilized by our members in a period of no more than six to nine months from the date of purchase; however, it is not always possible for us to predict with accuracy the amount of time in which such credits will be consumed due to seasonality, the merchant’s appeal to our members, or the unfamiliarity associated with the opening of new market areas.

Consumers join the dining rewards program either individually or through the Company’s various affiliations with major airlines, large banks and credit card issuers, and other affinity partners. Access to the savings and benefits, typically cash or frequent flyer miles, is accomplished through registration of the consumer’s valid major credit cards with the Company. Membership in the dining programs that provide for cash credits require an annual fee. Rewards to members in other alternate currencies, such as airline frequent flyer miles, do not require an annual fee.

The yield management product sold to the participating merchants typically has a sufficient “spread” built in such that, in exchange for delivering incremental business to them, we are able to provide our members with compelling rewards and savings, and generate sufficient margin to cover our costs and return a profit.

We estimate that our account base and network of participating restaurants is approximately 12,650 and 9.7, respectively, at December 31, 2002. We operate in approximately seventy major market areas.

A critical part of our methodology for administering loyalty and reward programs is referred to as the registered card platform. Members that enroll in our programs simply register a valid major credit card with us and then present that registered credit card while transacting at a participating merchant. Based on our agreements with various processors and presenters throughout the country, we aggregate data for all the credit card transactions at our participating merchants. The transactions are then matched to a file containing the members’ registered card. The matched transactions are qualified via business rules as to whether they are eligible for a reward. Qualified transactions are then used to provide member savings or alternate currency benefits, as well as to invoice and collect from merchants, principally via an electronic debit to the merchant’s bank account.

The savings are delivered to the members in the form of a direct credit on their credit card statement, cash rebate or a mileage credit to their frequent flyer account.  The credits typically represent up to 20% of the member’s dining spend with participating restaurants.  Alternatively, members can elect to receive rewards in the form of up to ten frequent flyer miles with major airlines, such as United, American, Delta, Northwest, America West, US Airways, British Airways, Continental and Alaska Airlines for every dollar spent.

Business Developments

We contend that the yield management products that we have developed for merchants may have further applicability to other lines of business. Whether a merchant has perishable or expiring inventory, as in often the case in the hospitality, leisure and travel industry, or the merchant desires to move products more quickly and in large volume to its loyal customers, we believe that we can play a meaningful role. Through the use of our rewards administrative platform, we can develop tailored loyalty programs that can facilitate a merchant’s ability to move their product through our various distribution channels to our embedded and attractive member base, the type of customers they want to reach.

We intend to launch a hotel revenue management product in the second quarter of 2003 that will focus initially on the high end, independent hoteliers. This more fragmented group, who traditionally do not have their own loyalty or rewards program, can immediately avail themselves of our cash back rewards or frequent flyer currencies as a means of enticing new and recurring business. Our members will have access to the hotel’s BAR or “best available rate” and in addition will then receive a reward over and above the rate paid for the room. While we recognize that the hotel space is fairly crowded with purveyors of hotel discount deals, we believe that the “rate of reward” value proposition that we will go to the market with will appeal to the hoteliers anxious to preserve price integrity but still fill empty rooms and members who want to stay in attractive lodging at a reasonable net of reward cost.

Member and Merchant Programs

Member Programs

Our members have a choice of programs, including (1) a $49.00 annual fee-based program which typically offers up to 20% savings at participating establishments on charges for food, beverage, tax, and tip, and (2) a no-fee program which offers alternative currency rewards, predominantly frequent flyer mileage credits with participating airlines of up to ten miles for each dollar spent on charges for food, beverage, tax and tips at participating establishments.

We also introduced a no upfront fee program where benefits and rewards are not provided until after the member reaches a certain level of qualified spending each year.  This qualified spend requirement range would typically have resulted in a cumulative reward of $40.00 to $50.00, and the net effect is essentially that by the time the member receives a benefit, we (by not providing a benefit for the first few dines) have effectively received a fee.

Typically, iDine registered cardmembers (or members enrolled through an airline program) can elect to earn up to ten frequent flyer miles for each dollar spent per dine.  This type of arrangement is advantageous for airlines as they view miles acquired for use as rewards or rebates to be equivalent to a prepaid ticket.  We are able to purchase miles from the airlines on an as needed basis at favorable rates.  Additionally, the contracts with the airlines provide that additional affinity based accounts can be enrolled at virtually no cost.  We effectively reduce the cost of the 20% cash rebate discount to approximately 16-17% if airline miles are elected to be received in lieu of cash.

Merchant Programs

Fixed Incentive Plans

•     Cash Advance Plan – Under this plan, the merchant receives cash or media in advance for food and beverage credits typically in the ratio of 1:2.  Gross dining sales are recognized as the portion of the total ticket recovered from the merchant, typically 80%. The remaining 20% of the food and beverage price is left with the merchant to provide liquidity for items such as sales tax and tips.

•     Arrears Plan – Under this plan, the merchant receives marketing and promotional support, but no cash in advance and meals are discounted to us at a lower rate.  The merchant is still listed in our directory of participating merchants similar to the standard plan and the reward and savings is usually available seven days a week. When a member visits the merchant, we may receive between 15% and 35% of the transaction from the merchant.  The gross margin on these transactions is the residual amount after the member receives their reward or savings.

Variable Incentive Plans

•     The Revenue Management Plan – This performance based plan provides the merchant with the ability to direct when they wish to offer incentive dining. The merchant posts or makes available a certain reward (i.e., percentage discount) tied to specific days of the week or time of day, or both.  The reward is communicated to members via the iDine website, directories and through wireless devices such as Palm Pilots. The member either goes to the advertised restaurant or, for certain “exclusives”, selects the reward and then makes a reservation to dine. We receive a portion of the transaction similar to the arrears plan, the merchant gets direct incremental business when they want it, and the member receives a reward.

Both the Arrears Plan and the Revenue Management Plan do not involve the liquidation of any Rights to receive. While the actual cash received from these transactions is less than the cash advance plan, there is very little risk, and we do not have a cost of receivables or capital for those merchants.

Participating Members and Merchants

As of December 31, 2002, we had approximately 9,700 merchants available to our members. As of that date, accounts enrolled in various programs totaled approximately 12,650,000 while active members who are described as members with at least one dining transaction during the last twelve months were approximately 2,450,000.

	December 31,		September 30,

	2002	2001	2001	2000		1999		1998

Merchants	9,700	7,700	7,800	7,000		7,200		7,300
Credit cards on file	17,150,000	10,100,000	8,600,000	3,150,000		2,700,000		1,200,000
Enrolled accounts	12,650,000	7,800,000	6,650,000	2,750,000		2,400,000		850,000
Active Members	2,450,000	1,200,000	1,100,000	N/A	*	N/A	*	N/A	*

* not available in these years

The majority of all restaurants participating in our fixed incentive program typically renew their contracts after the initial Rights to receive are used.  However, after the second renewal, attrition tends to increase because the restaurants, with our help, have often either become successful and no longer require our financial and marketing resources, or we choose not to renew them.  Offsetting this decrease are new restaurants that choose to participate as old ones leave the program, and restaurants that were formerly on the program that return as they further expand and/or desire the program’s benefits again. This provides us with a continuous flow of restaurant prospects.  Moreover, the media barter and e-commerce enabled revenue management program have been helpful in restaurant retention efforts by inducing merchants to remain in the program, and also to attract restaurants that previously had chosen not to participate with a fixed incentive plan.

The substantial increase in the enrolled accounts as of the year ended September 30, 2001 was due mainly to the establishment of a direct relationship with our airline partners after the buyout of GEFA in December 2000 and the subsequent addition of 2,800,000 new airline frequent flyer accounts. Additional enrollments included

425,000 other partner generated accounts and 225,000 corporate card accounts. The increase during the three-month transition period ended December 31, 2001 was due mainly to the addition of 800,000 new airline frequent flyer accounts and 300,000 partner generated accounts. The increase in accounts during the year ended December 31, 2002 was mainly due to the addition of 2,150,000 new airline frequent flyer accounts, 580,000 unencumbered iDine Prime accounts, 121,000 corporate card accounts and the balance from various partners.

We believe that in no area where we operate are we close to restaurant or account saturation. During the year ended September 30, 2000, the integration of the acquired Dining a La Card program and the subsequent conversion to the registered card platform also had the effect of slightly lowering the number of restaurants participating in our programs. With the conversion process completed, we were able to focus on merchant acquisition and significantly increase new restaurants in fiscal 2001. This was continued in the calendar year 2002 with a net 2,000 restaurants added. Further, we continue to aggressively pursue the multi-units or chain restaurants that, prior to the conversion and institution of the variable incentive program, had previously been outside of our scope of potential merchants.

Marketing

Member Acquisition

We currently acquire members through five distinct sectors or channels: direct, loyalty programs, card issuers, membership programs, and commercial accounts.  The table below illustrates the break out of enrolled accounts, active members and gross dining sales by each channel for the year ended December 31, 2002.

		(in thousands)

	Enrolled Accounts	Active Members	Revenues

Loyalty Programs	10,044	1,959	$190,205
Direct	1,258	286	78,469
Commercial Accounts	1,125	124	15,870
Card Issuers	100	59	2,778
Membership Programs	123	22	1,773

Total	12,650	2,450	$289,095

•

Loyalty Programs.  Loyalty program members comprise our largest sector in terms of members and largest in terms of revenue.  Within this sector we work with loyalty program provides, most notably airline frequent flyer programs, to enable their members to earn a loyalty currency – miles, points, etc. – by patronizing iDine merchants.  These programs are typically co-branded, e.g. SkyMiles Dining by iDine.  The loyalty program provider benefits by expanding the earning opportunities for its members and increasing the volume of the loyalty currency it sells.  In many cases, we also work with the loyalty program provider’s affinity credit card issuer by automatically including the iDine benefit as a feature of the credit card.  In all cases, our marketing to these members is subject to review and approval by our program partner.  iDine provides dining benefits to nine major airlines and is the dominant provider of dining programs for the airline industry.  We are actively working to expand our loyalty partnerships beyond airlines; MyPoints, America Online, Six Continents Priority Club, and Upromise are the notable instances of non-airline loyalty program providers for which we provide dining benefits.

•

Direct.  We generate direct members, principally those enrolled in our flagship iDine Prime program, both through our general marketing activities and through affiliate arrangements whereby third parties drive consumers to us in exchange for a commission, which is typically a portion of the annual fee paid or earned by the member.  These members tend to be our most engaged and profitable members due to the investment they make in the program by virtue of the fee paid and our direct marketing relationship.  With direct members we have complete, unilateral control over communications and program characteristics, which is not generally the case with members in partner programs.

•

Commercial Accounts.  iDine offers the iDine Corporate program as a travel and entertainment expense reduction program to large corporations.  In this variant of the iDine Prime program, the corporate client enrolls all of its corporate credit cards in the program.  Each card carries a fee, and iDine pays the benefits directly to the corporate client.  iDine Corporate program terms obligate our clients to promote the program and encourage or mandate its use, and iDine works with the client to develop and deliver marketing and promotional communications to employees.  In some cases a portion of the benefit goes to the employee in the form of airline miles, providing further incentives for employees to direct their spending to iDine merchants.  We acquire these members through a sales force focused on corporations with corporate card portfolios.  We are developing, and plan to launch in 2003, a program aimed at small- to medium-sized businesses.

•

Card Issuers.  We work with various card issuers to provide a cash-back rewards program to certain card portfolios.  Card issuers value our rewards programs as a differentiating feature of their card and aim to capture a higher share of dining spending on their cards.  In many cases either the card holder or the issuer itself will pay iDine a fee for access to the benefit.  Existing card issuer partners include Bank of America, JP Morgan Chase, and Capital One.  We expect to increase our focus on growing this member channel.

•

Membership Programs.  We provide a dining rewards program in some cases as one of many benefits bundled together into fee-based membership programs.  These membership programs are typically travel and entertainment-oriented and are targeted at consumers who are likely to value iDine rewards and become engaged members.  In these arrangements, the membership program provider generally pays iDine for this benefit.  Membership Program partners include Travelocity and the Reunion Group.

Member Activation and Sustained Utilization

In the latter part of 2002, we made significant financial and resource commitments to expand and improve the data intelligence infrastructure available for segregation and marketing purposes. This new technology included the installation and implementation of a comprehensive data warehouse that allows for sophisticated queries, algorithms and aggregation/analysis tools as well as the introduction of a robust campaign management and modeling system. These new platforms will enable us to develop and measure more effective and efficient marketing communications, to optimize program awareness and member utilization, to continuously improve Return On Investment and, at the same time, to monitor and attend to the delicate balancing of member-to-merchant sales and inventory optimization. Sectors have been developed that enable our categorization of members and the monitoring of their net income contribution on an individual basis. Our member sectors are based on a marketing-centric RFM formula (i.e. assessing member Recency, Frequency, and Monetary Value). Industry research illustrates that our members tend to have higher check averages, tend to dine out more often than the general public, and like to try new restaurants – especially if reward benefits are made available to them.

With an ever expanding menu of web-hosted merchant detail that includes restaurant descriptions, third-party reviews, menus, maps and photos, and featured membership rewards offered by the individual participating merchant, we strive to improve our content-rich data with the goal of further influencing measurable dining decisions. Currently hosting more than 60 different web sites on behalf of our partners, we direct web traffic to our sites in all of our member communications.  In fact, in 2002, iDine:

•

Sent out more than 4.8 million directories: Ten different national dining directory versions were mailed each quarter to active members that included organized information regarding the 9,700+ restaurants and non-dining merchants participating in the iDine programs. Members were encouraged to visit the web site prior to dining to confirm reward availability as our merchant inventory is dynamic in nature and changes frequently.

•

Launched fully functional enrollment-enabled websites for more than 10 key strategic partners. This was a major commitment and undertaking since online enrolled members have proven to be more profitable and more active/engaged than members who enrolled in the program via alternate channels.

•

Introduced new website functionality in cooperation with our web partner, AvantGo, that features the “no cost” ability to download participating restaurant information for specific cities/neighborhoods to PDAs. This information is conveniently maintained and updated with every hot sync of the member’s PDA device.

•	Mailed more than 3.3 million highly personalized, geo-targeted direct mail pieces to engage newly acquired members and to encourage sustained utilization among active members.

•	Distributed more than 10 million personalized, geo-targeted emails that included in-market restaurant assignments to opted-in online engaged members.

•	Collaborated with our various program partners to develop targeted e-mail messages and promotions that were distributed to more than 22 million e-mail registered airline frequent flyers.

•	Hosted more than 4 million website sessions.

•	Handled more than 600,000 member services calls, ranging from offline phone enrollment to member care assistance and restaurant recommendations.

•

Engaged in mass marketing promotional mediums including cable TV (the Food Network’s Modern Cuisine TV show hosted by Loni Anderson), syndicated radio shows, inflight videos, airline print magazine advertisements as well as continuing a consistent frequent flyer and bankcard statement insert presence.

We are committed to providing comprehensive loyalty program benefits by leveraging our various core competencies. We will further explore additional vertical opportunities; test, measure and refine marketing campaigns and expand our suite of features and services (e.g., redemption capabilities, benefit “bundling”, etc.).

Merchant Marketing – Program Awareness and Establishing Brand Recognition

In addition to investing more substantial dollars in targeted member marketing, we have also focused on developing sales support materials that include: enhanced collateral brochures and inserts; a comprehensive national, regional and local print media campaign; a renewed commitment to trade show participation and industry lectures/speaking engagements. We will continue to focus our efforts on proving the measurable “cause and effect” influence we have in directing our members to utilize our services.

The success of our business depends on our ability to maintain an appropriate ratio of members to merchants within each geographic market we serve.  If we have too many members and not enough restaurants, our member base may become dissatisfied, and participating restaurants may experience a higher volume of rewards business than anticipated.  This could result in low program usage, membership cancellations, and attrition in the restaurant base.  Alternatively, if too many restaurants participate in our programs with too few members, Rights to receive turnover volume will be reduced resulting in a high cost of capital.  Managing this ratio requires an ability, among other things, to anticipate trends within a market and the desires of our customers and participating restaurants.  We analyze our markets in terms of member and restaurant counts by zip code, cuisine types and restaurant price-points.  As we expand both our demographic and geographic footprint, we continue to develop alternative value propositions that appeal to the multi-unit restaurant industry. The multi-unit casual dining market tends to be a lower margin, lower average ticket business; however, there is still the need to fill empty seats and drive traffic in off-peak time frames.

We are now focused on growth in revenue and taking advantage of the scale inherent in our business. From the restaurant perspective, we continue to develop alternative offers to meet off-peak or real time needs of the restaurant operators, all of which are geared to attracting and retaining restaurants in the program. This goal is accomplished by providing a suite of marketing propositions that meet the needs of growing and expanding restaurants as well as the mature, successful ones and include both fine dining and casual dining. We also know that it is critical to continue to provide periodic reporting to the restaurants demonstrating the positive impact we can have on their business. From a member growth standpoint, the registered card platform appeals to partners with large credit card files, and coupled with our technology competency and dominant market position, sets the stage for significantly increasing the size of the membership. Our challenge will continue to be the effective management of the delicate balance between the restaurants and members in each market.

Dependence on marketing partners

We have aggressively hired and will continue to seek qualified marketing personnel. We have also entered into new marketing relationships to help gain access to large groups of potential customers.  We have relationships with various organizations that provide the marketing, support and endorsement of our services and products.  For example, we rely on our agreements with banks, credit unions, corporations, airline frequent flier programs, and other entities across the country to assist us in marketing our services to their existing and future customer base.  However, we need to expand these relationships and enter into new relationships.  We have entered into agreements to direct potential members to our programs via means of specific web pages. The development and management of these partnerships, requires experienced sales and marketing personnel. Sales generated from airline members were approximately $23.6 million for the three months ended December 31, 2001 and $153.5 million,  $87.1 million, and $71.1 million for the years ended December 31, 2002, September 30, 2001 and 2000, respectively. We believe that the current environment is conducive to partners who desire customer loyalty and that our dining programs create both value and the vehicle to engender customer behavior that meets the loyalty needs.

Competition

The dining rewards business remains competitive and we compete for both members and participating merchants although we are the only national dining rewards provider.  We also anticipate continued growing competition from various e-commerce ventures.  Competitors include discount programs offered by major credit card companies, other companies that offer different kinds of discount marketing programs and numerous small companies which offer services which may compete with the services offered or to be offered by us. Certain of our competitors may have substantially greater financial resources and expend considerably larger sums than we do for new product development and marketing.  Further, we must compete with many larger and better-established companies for the hiring and retaining of qualified marketing personnel.  We believe that the unique features of our programs: (1) can be used by members at participating establishments with very few restrictions; (2) provide substantial savings without the need for a member to present discount coupons or a separate card when paying for a meal; (3) direct significant numbers of customers to participating establishments; and (4) provide participating establishments with either cash in advance of customer charges or tailored pay for performances promotional programs, contribute to our competitiveness and allows us to offer better value and service to our members and merchants.

Employees

As of December 31, 2002, we had 333 full-time employees. We believe that our relationships with our employees are good. None of our employees are represented by a labor union.

Item 2.  Properties

The principal leased properties of iDine and its subsidiaries are set forth in the following table.

Other

Our principal executive offices are located at 11900 Biscayne Boulevard, North Miami, Florida 33181, and our telephone number is (305) 892-3343. Our website is www.idine.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Location	Monthly Rent	Terms of Lease	Square Footage

Miami - call center, processing, and executive office	$48,254	05/01/01 – 04/30/04	25,898
New York - Sales	11,730	09/01/01 – 10/31/06	3,000
Chicago – Sales	4,065	08/01/98 – 07/31/04	1,876
Boston - Sales	4,710	09/01/00 – 08/31/03	1,500
Los Angeles - Sales	4,822	06/01/01 – 05/31/06	2,057
San Francisco - Sales	4,065	05/15/98 – 05/14/03	1,254
Philadelphia - Sales	2,871	10/01/98 – 09/30/03	1,641
Dallas - Sales	2,215	11/01/98 – 10/31/03	1,355
Washington DC – Sales	5,100	01/01/01 – 12/31/03	1,923

We believe our properties are generally well-maintained, in good condition and adequate for our needs. Furthermore, we believe that suitable additional or replacement space will be available when and if needed.

Item 3.   Legal Proceedings

We are involved in various legal proceedings. While it is not currently possible to predict or determine the outcome of these proceedings, it is the opinion of our management that the outcome of any of these should not have a material adverse effect on our financial position, results of operations or liquidity.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders, through a solicitation of proxies or otherwise, during the three-month period ended December 31, 2002.

PART II

Item 5.   Market for our Common Stock and Related Shareholder Matters

On April 5, 2001, the New York Stock Exchange advised us that while we were in compliance with the market capitalization threshold it intended to de-list our common stock and our Series A Senior Convertible Redeemable Preferred Stock (the “Series A convertible preferred stock”) since we did not at the time, meet the minimum stockholders’ equity requirement of $50 million. Effective April 16, 2001, our common stock was listed on the American Stock Exchange (“AMEX”). The following table sets forth the high and low prices of our common stock for the last two years ended December 31, 2002.

Quarter Ended	Low	High

March 31, 2001	$2.500	$3.625
June 30, 2001	2.700	4.090
September 30, 2001	2.610	3.640
December 31, 2001	2.477	4.400
March 31, 2002	4.250	10.200
June 30, 2002	8.000	12.000
September 30, 2002	8.600	12.900
December 31, 2002	7.900	11.250

No dividends have been paid on our common stock in each of the last four years ended December 31, 2002. The payment of dividends to holders of common stock, if any, in the future, will depend upon, among other things, our earnings and financial requirements, as well as general business conditions. The aggregate number of holders of record of our common stock on March 18, 2003 were approximately 315.

On June 12, 2002, the Company sold three million shares of common stock at $9.50 per share in a private placement to a group of fifteen unaffiliated institutional investors from which the Company received $26,280,000 net of financial advisory, agent and legal fees. The Company has filed a Registration Statement covering the resale of common stock.

The proceeds from the stock issuance were used to tender 2,474,576 shares of the Series A Convertible Preferred Stock. That tender offer was completed on July 15, 2002.

Furthermore, consistent with the terms of the Series A Convertible Preferred Stock, the Company gave notice to holders of its Series A Preferred Stock of its intention to exercise its right to convert all of its issued and outstanding shares of Series A Convertible Preferred Stock into shares of the Company’s Common Stock. On January 23, 2003, 1,329,345 shares of the Company’s Series A Preferred Stock were converted into 1,586,122 shares of the Company’s common stock.

Item 6.   Selected Financial Data (Dollars in thousands except for per share data)

The selected consolidated financial data set forth on the following page should be read in conjunction with “Management Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements of the Company and Notes thereto, and other financial information included elsewhere herein of this Form 10-K. Historical results are not necessarily indicative of results that may be expected for future periods.

	Year ended December 31, 2002	Three months ended December 31,		Year ended September 30,

		2001	2000	2001	2000	1999	1998

			Unaudited
Statements of Operations Data:
Total dining sales	$289,095	$50,629	$43,981	$190,037	$180,627	$120,472	$95,549
Net revenue from dining sales	75,101	12,162	9,835	45,401	36,356	23,882	19,659
Other operating revenue	5,140	1,632	1,915	7,785	10,002	10,906	10,482
Total operating revenues	80,241	13,794	11,750	53,186	46,358	34,788	30,141
Total operating expenses	60,341	12,109	11,301	47,450	46,831	40,782	37,606
Operating income (loss)	19,900	1,685	449	5,736	(473)	(5,994)	(7,465)
Other expense	(1,993)	(529)	(1,342)	(4,317)	(5,682)	(2,404)	(2,971)
Income (loss) before income taxes and extraordinary item	17,907	1,156	(893)	1,419	(6,155)	(8,398)	(10,436)
Income tax provision (benefit)	(1,328)	71	—	85	—	2,000	(2,600)
Extraordinary item, loss on early extinguishment of debt, net of tax	—	—		—	(1,623)	—	—
Net income (loss)	$19,235	$1,085	$(893)	$1,334	$(7,778)	$(10,398)	$(7,836)

Per Share Data:
Net income (loss) per share of common stock
Basic	$1.01	$0.05	$(0.07)	$0.01	$(0.63)	$(0.80)	$(0.67)

Diluted	$0.82	$0.05	$(0.07)	$0.01	$(0.63)	$(0.80)	$(0.67)

Weighted average number of common and common equivalent shares outstanding:
Basic	20,680	15,781	16,177	15,983	14,149	13,043	11,773

Diluted	23,494	16,089	16,177	16,281	14,149	13,043	11,773

	Year ended December 31, 2002	Three months ended December 31,		Year ended September 30,

		2001	2000	2001	2000	1999	1998

			Unaudited
Balance Sheet Data:
Total assets	$152,143	$109,390	$112,359	$108,320	$121,581	$119,710	$74,425
Revolving securitization	60,000	55,500	56,442	55,500	59,625	—	—
Long-term debt:
Recourse	—	—	—	—	—	10,000	—
Non-recourse	—	—	—	—	—	33,000	33,000
Redeemable preferred shares	133	9,672	9,672	9,672	9,700	—	—
Stockholders’ equity	52,268	20,717	19,555	20,157	21,106	18,113	27,734
Long term debt to total assets	—	—	—	—	—	36%	44%
Earnings to fixed charges	808%	227%	54%	122%	17%	-109%	-245%
Cash dividends per common share	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.02

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We would record a valuation allowance to reduce our deferred tax assets when future realization is in question. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

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

We continually evaluate whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of unamortized goodwill. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our dining programs, a change in the competitive environment and other industry and economic factors. Recoverability of an asset is measured by comparison of its carrying amount to the expected future cashflows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected cashflows and, should different conditions prevail or judgments to be made, material write-down of goodwill could occur. As of December 31, 2002, we determined that there has been no impairment of goodwill.

We  adopted  SFAS No. 142 in the first quarter of 2002. With the adoption of SFAS No. 142, we assessed the impact based on a two-step approach to assess goodwill based on applicable reporting units and reassessed any intangible assets, including goodwill, recorded in connection with our previous acquisitions. There were no impairment charges recorded as a result of our assessments in fiscal 2002. As of December 31, 2002, we had unamortized goodwill of $9,671.

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

Fee income, which is now principally renewal fees from the cash reward iDine Prime members, is recognized over the membership period, usually twelve months beginning in the month the fee is received. Cardholder membership fees are cancelable and refunded to members, if requested, on a pro rata basis based on the remaining portion of the membership.

The forward-looking information set forth in this Form 10-K is as of December 31, 2002, and we undertake no duty to update this information. Should events occur subsequent to make it necessary to update the forward-looking information contained in this Form 10-K, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-Q or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC’s website at www.sec.gov.

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

As a means of better explaining our operations and results, the following table illustrates the relationship between revenue and expense categories for the year ended December 31, 2002, the three months ended December 31, 2001 and 2000, and the years ended September 30, 2001 and 2000, respectively.

	Percentage of Gross Dining Sales

	Year ended December 31, 2002	Three months ended December 31		Years ended September 30,

		2001	2000	2001	2000

	(Unaudited)
Total dining sales	100.0	100.0	100.0	100.0	100.0
Cost of sales	54.0	55.0	55.5	54.6	58.3
Rewards and savings	20.0	21.0	22.1	21.5	21.6

Net dining revenue	26.0	24.0	22.4	23.9	20.1
Membership and renewal fee income	1.7	3.1	3.9	3.7	4.7
Other revenue	0.1	0 .1	0.4	0.4	0.9

Total operating revenue	27.8	27.2	26.7	28.0	25.7

Selling, general and administrative expenses	6.0	8.7	9.8	8.9	10.0
Salaries and benefits	6.4	7.6	7.9	8.8	7.0
Sales commission and expenses	3.9	2.7	3.1	2.9	2.7
Member and merchant marketing expenses	2.5	2.5	2.2	1.9	3.8
Printing and postage	2.1	2.4	2.7	2.5	2.5

Total operating expenses	20.9	23.9	25.7	25.0	26.0

Operating income (loss)	6.9	3.3	1.0	3.0	(0.3)
Non-operating income and interest expense, net	(0.7)	(1.0)	(3.0)	(2.3)	(3.1)

Income (loss) before income tax provision and extraordinary item	6.2	2.3	(2.0)	0.7	(3.4)
Income tax provision (benefit)	(0.5)	0.2	—	—	—

Extraordinary item, loss on early Extinguishments of debt, net of tax	—	—	—	—	.9

Net income	6.7	2.1	(2.0)	0.7	(4.3)

Results of Financial Condition and Operations

iDine Rewards Network Inc. (IRN) changed its fiscal year end to December 31 from September 30, effective the three-month period ended December 31, 2001. References to fiscal 2002, 2001 and 2000 relate to the years ended December 31, 2002, and September 30, 2001 and 2000, respectively. Due to the change in our fiscal year, management’s discussion and analysis of results of financial condition and operations will:

•	compare the audited results of operations for the year ended December 31, 2002, to the unaudited results of operations for the year ended December 31, 2001;

•	compare the audited results of operations for the three months ended December 31, 2001, to the unaudited results of operations for the three months ended December 31, 2000;

•	compare the results of operations for the fiscal year ended September 30, 2001, to the results of operations for the fiscal year ended September 30, 2000;

Results of Operations (Year ended December 31, 2002 versus December 31, 2001)

	(Dollars in thousands)

	2002			2001 (Unaudited)

	RTR	NON-RTR	TOTAL	RTR	NON-RTR	TOTAL

Gross qualified spend	$352,158	$61,447	$413,605	$240,492	$20,898	$261,390
Sales yield	77.2%	28.1%	69.9%	79.1%	30.7%	75.2%
Gross dining sales	271,826	17,269	289,095	190,278	6,407	196,685
Cost of Right to receive	140,128	—	140,128	96,319	—	96,319
Provision for RTR losses	15,198	—	15,198	9,659	—	9,659
Processing fee	669	43	712	1,233	40	1,273

Total cost of sales	$155,995	$43	156,038	$107,211	$40	107,251

Rewards and savings			57,956			41,706

Net dining revenue			$75,101			$47,728

RTR          – Rights to receive
NON-RTR – represents sales where there was no cash advanced to the merchant (i.e. arrears and revenue management)

Results of Operations (Year ended December 31, 2002 versus December 31, 2001) (in thousands except average ticket)

Gross dining spend for the year ended December 31, 2002 was $413,605, an increase of $152,215 or 58.2% over the prior year. The average ticket decreased from $53.64 for the year ended December 31, 2001 to $52.46 for the same period in 2002, but a 61.8% increase in the number of dines from 4,873 to 7,885, respectively, resulted in a higher overall spend for the year ended December 31, 2002 versus the prior year. The increase in the number of dines was mainly the result of the increase in our enrolled accounts from 7,800 at December 31, 2001 to 12,700 at December 31, 2002, the increase in merchant count from 7.7 at December 31, 2001 to 9.7 at December 31, 2002, and the corresponding increase in accounts active in the last 12-months from 1,233 to 2,472, respectively.

Sales yield, which represents gross dining sales as a percentage of gross dining spend, decreased from 75.2% for the year ended December 31, 2001 to 69.9% for the year ended December 31, 2002. The difference in the sales yield reflects the various propositions available to our participating merchants. Under our typical cash advance plan, the merchant receives cash in advance for food and beverage credits in the ratio of 1:2. Gross dining sales are recognized as the portion of the ticket recovered from the merchant, typically 80%. The 20% is left with the merchants to provide liquidity for items such as sales tax and tips. In this example, our sales yield would be 80%. The sales yield is affected not only by the percentage of spend left behind in our cash advance deal, but also by the amount of sales associated with our revenue management and arrears plan deals (non Rights to receive plans). Non-Rights to receive spend increased 194.0% to $61,447 when comparing the year ended December 31, 2002 with the prior year. In these plans, the merchant receives no cash advance, but is still listed in our directory of participating merchants. When a member dines at this establishment, we may receive between 15% and 35% of the transaction from the merchant. In these non-cash advance deals the sales yield would be between 15% and 35%. While the actual cash received from these transactions is less than the cash advance plan, there is very little risk, and we do not have a cost of capital for these merchants. We intend to continue to increase the proportion of our business associated with the revenue management value proposition.

Gross dining sales for the year ended December 31, 2002 were the highest ever in the Company’s history, at $289,095, an increase of $92,410 or 47.0% over the prior year. Every territory experienced an increase in sales on a year over year basis, with New York, Chicago, Los Angeles, South Florida and San Francisco leading the way with increases of $8,303, $5,529, $4,854, $4,435 and $4,299, respectively, or 29.4%, 41.2%, 33.4%, 42.6% and 36.5%, respectively. We anticipate that with the addition of members and restaurants as well as planned marketing activities in the upcoming fiscal year, sales will continue to increase.

Cost of sales increased by $48,787 or 45.5% to $156,038 when comparing the year ended December 31, 2002 to the same period in the prior year. This increase is attributable to the overall increase in sales. However, as a percentage of sales, cost of sales decreased from 54.5% for the year ended December 31, 2001 to 54.0% for the year ended December 31, 2002.  The decrease as a percentage is the result of (i) an increase in non-RTR sales as a percentage of overall dining sales from $6,407 or 3.3% for the year ended December 31, 2001 to $17,269 or 6.0% for the year ended December 31, 2002 (there is no cost associated with these sales and therefore the higher non-RTR sales results in a lower overall cost of sales as a percentage of gross dining sales) and (ii) lower processing costs (which are included in cost of sales) associated with the registered card program versus the private label program from $1,273 or 0.6% of sales for the year ended December 31, 2001 to $712 or 0.2% of sales for the year ended December 31, 2002. These reductions are somewhat offset by an increase in the provision for rights to receive losses from $9,659 or 4.9% of gross dining sales for the year ended December 31, 2001 to $15,198 or 5.3% of gross dining sales for the year ended December 31, 2002 reflecting our perception of the increased market risk in the dining and hospitality industry.

Member savings and rewards increased $16,250 or 39.0% when comparing the year ended December 31, 2002 with the prior year. However, as a percentage of sales, member savings and rewards decreased from to 21.2% during the year ended December 31, 2001 to 20.0% during the year ended December 31, 2002. The reduction is mainly a result of the increased spending by frequent flyer members and loyalty partner participants who receive an alternate currency other than cash as the dining benefit, or a dining benefit lower than our typical 20% benefit.  Alternate currencies have an effective cost that is lower than the cash benefit, principally as a result of the volume-purchasing discount available to us through the airlines.  Additionally, the corporate expense reduction program introduced in fiscal 2001 has a feature whereby the rebates back to the corporate partners are not paid until a certain level of qualified spend is achieved by their employees.  These foregone savings are deferred and recognized on an effective rate basis as a reduction in the overall savings and rewards expense.

Membership and renewal fee income decreased to $4,962, of which $141 was initial fee income for the year ended December 31, 2002, compared to $6,845, of which $132 was initial fee income for the same period during 2001. The decreased fee income is reflective of the change in our marketing strategy in recent years. Marketing of the fee-based membership was reduced significantly due to changes in the regulatory environment regarding direct marketing solicitations. Our marketing strategy has shifted to focus mainly on marketing a no-fee dining program to key affinity and loyalty partners where we can take advantage of the registered card platform and enroll large quantities of accounts at a very low cost of acquisition and solicitation. We recognize, however, that the unencumbered fee-based members tend to have a high level of utilization of our programs and it is our intention to test some cost-effective means of member acquisition in this important category.

Salaries and benefits increased $1,160 or 6.7% from $17,193 during the year ended December 31, 2001 to $18,353 during the year ending December 31, 2002 mainly as a result of higher head count levels (245 and 333 employees at December 31, 2001 and 2002, respectively), principally in sales, media barter and hotel development, information technology and marketing. Although the increase in headcount for sales consultants represented the highest for a functional group, salaries are not affected by this increased headcount as sales consultants compensation is commission based.  However, benefits received by sales consultants contributed to the overall increase in salaries and benefits for the year ended December 31, 2002.

Sales commission and expenses increased $5,820 or 105.0% from $5,543 during the year ended December 31, 2001 to $11,363 during the year ending December 31, 2002. The increase in sales commissions for the 2002 period is twofold. As previously mentioned, the Company changed the sales consultants’ compensation structure resulting in compensation being paid only in the form of sales commission. In addition to the new compensation structure, sales for the year increased 47.0% when compared to the prior year.

Member and merchant marketing expenses were $7,074 for the year ended December 31, 2002 versus $3,854 for the year December 31, 2001, an increase of $3,220 or 83.5%. The main reason for the increase in member and merchant marketing during the 2002 period was increased compensation paid to partners, such as Upromise that provide us access to large memberships. Also contributing to the overall increase was the ramp up of marketing costs that were delayed from the previous year. These marketing efforts were designed to stimulate our current member base by providing additional rewards and incentives to increase member spending in our programs. The Company has also continued its marketing efforts to activate certain enrolled accounts not yet activated in our database, mainly airline frequent flyers. Also, to a lesser extent during the fourth quarter of this year, we had hotel related marketing expense, such as member surveys as preparations are made for the Company’s launch of its hotel rewards product in 2003.

Printing and postage increased $1,433 or 30.4% when comparing the year ended December 31, 2002 with the same period in the prior year. This increase is principally due to the increase in the cost of printing and postage associated with directory and newsletter mailings due to the increase in both our member base as well as our merchant base. The larger merchant portfolio increased the size of the directory printing while increased active members resulted in more directories being mailed. We also had an increase in fulfillment costs relating to the increase in our active members base.

Selling, general and administrative expenses increased $450 or 2.7% when comparing the year ended December 31, 2002 with the prior year. The increase in expenses is related to an increase in professional fees of  $357 (mainly legal fees relating to restaurant collections, corporate and securities related matters as well as an increase in UCC filings); and an increase of $1,096 in other expenses (mainly for termination expenses relating to the former president and CEO of the Company). These increases in expenses are somewhat offset by a decrease of $512 in depreciation and amortization primarily due to the adoption of Statement of Financial Accounting Standards (SFAS No. 142), “Goodwill and Other Intangible Assets” and the change in the accounting for goodwill from an amortization method to an impairment-only approach; $286 in rent and other offices expense  due to the decrease in building related expenses and equipment rental; $134 in telephone partly due to less calls to our member services call center; and a decrease of $70 in programming and systems (reflecting the elimination during late 2001 of charges associated with the upgrade of the iDine website).

Other expense, net of income during the year ended December 31, 2002 amounted to $1,993 versus $3,504 for the same period in 2001, a decrease of $1,511. The principal reason for the change was a decrease of $2,017 in interest expense and financing costs during the year ended December 31, 2002. The decrease related to reduced amortization of upfront financing fees and favorable interest rates. The effective interest rate of the securitization decreased from 7.1% for the year ended December 31, 2001 to 3.7% for the year ended December 31, 2002.

Income before taxes was $17,907 for the year ended December 31, 2002 compared to $3,468 for the same period in 2001. A net operating loss carryforward of $11,387 was available at December 31, 2001. The net deferred tax asset, principally related to the net operating loss carryforward and the provision for losses on rights to receive remained fully reserved. In the quarter ended June 30, 2002, the continued necessity for the valuation allowance was reevaluated due to iDine’s having achieved six consecutive profitable quarters, and the projection of continued profitability through fiscal 2002. This resulted in a tax benefit of $3,676 being recognized in the quarter ended June 30, 2002. During the following six-month period ended December 31, 2002, we recorded an income tax expense of $2,267 based on an estimated annual effective tax rate of 11%.

Net income was $19,235 or $0.82 per fully diluted share for the year December 31, 2002 compared to of $3,312 or $0.13 per fully diluted share for 2001.

Results of Operations (Three months ended December 31, 2001 versus three months ended December 31, 2000)

	(Dollars in thousands)

	Three months ended December 31, 2001			Three months ended December 31, 2000 (Unaudited)

	RTR	NON-RTR	TOTAL	RTR	NON-RTR	TOTAL

Gross qualified spend	$62,509	$7,279	$69,788	$55,096	$1,794	$56,890
Sales yield	77.5%	29.7%	72.5%	78.8%	30.2%	77.3%
Gross dining sales	48,467	2,162	50,629	43,439	542	43,981
Cost of Rights to receive	24,637	—	24,637	21,919	—	21,919
Provision for RTR losses	3,016	—	3,016	1,943	—	1,943
Processing fee	162	19	181	536	17	553

Total cost of sales	$27,815	$19	27,834	$24,398	$17	24,415

Rewards and savings			10,633			9,731

Net dining revenue			$12,162			$9,835

RTR             – Rights to receive
NON-RTR – represents sales where there was no cash advanced to the merchant (i.e. arrears and revenue management)

Results of Operations (Three months ended December 31, 2001 versus three months ended December 31, 2000) (in thousands except average ticket)

Despite the economic uncertainty that existed after the events of September 11th, 2001, gross dining spend for the three months ended December 31, 2001 was $69,788, an increase of $12,898 or 22.7% over the same period in the prior year. The average ticket decreased from $56.27 for the three months ended December 31, 2000 to $55.89 for the same period in 2001, but a 23.5% increase in the number of dines from 1,011 to 1,249, respectively, resulted in a higher overall spend for the three months ended December 31, 2001 versus the prior year. The increase in the number of dines was mainly the result of the increase in our enrolled accounts from 4,200 at December 31, 2000 to 7,800 at December 31, 2001 and the corresponding increase in accounts active in the last 12-months from 887 to 1,233, respectively. There was a reduction of the average ticket with the advent of the registered card program versus the private label card.

Sales yield, which represents gross dining sales as a percentage of gross dining spend, decreased from 77.3% for the three months ended December 31, 2000 to 72.5% for the three months ended December 31, 2001 due to a 305.7% increase in Non-RTR sales to $7,279 when comparing the three months ended December 31, 2001 with the same period in the prior year.

Gross dining sales rebounded after reaching a low for 2001 in September 2001 due to the events of September 11th. Gross dining sales for the three months ended December 31, 2001 were $50,629, an increase of $6,648 or 15.1% over the same period in the prior year. While some of the largest territories were down on a year-over- year basis, including New York, Chicago and San Francisco, the increase in virtually all other territories more than offset these declines.

Cost of sales increased by $3,419 or 14% to $27,834 when comparing the three months ended December 31, 2001 to the same period in the prior year. This increase is attributable to the overall increase in sales. However, as a percentage of sales, cost of sales decreased from 55.5% for the three months ended December 31, 2000 to 55.0% for the three month ended December 31, 2001.  The decrease as a percentage is the result of (i) an increase in non-RTR sales as a percentage of overall dining sales from $542 or 1.2% for the three months ended December 31, 2000 to $2,162 or 4.3% for the three months ended December 31, 2001. There is no cost associated with these sales and therefore the higher non-RTR sales results in a lower overall cost of sales as a percentage of gross dining sales and (ii) lower processing costs (which are included in cost of sales) associated with the registered card program versus the private label program from $553 or 1.3% of sales for the three months ended December 31, 2000 to $181 or 0.4% of sales for the three months ended December 31, 2001. These reductions are somewhat offset by an increase in the provision for rights to receive losses from $1,943 or 4.5% of gross dining sales for the three months ended December 31, 2000 to $3,016 or 6.2% of gross dining sales for the three months ended December 31, 2000 reflecting our perception of the increased market risk in the dining and hospitality industry subsequent to September 11th,.

Member savings and rewards increased $902 or 9.3% when comparing the three months ended December 31, 2001 with the same period in the prior year. However, as a percentage of sales, member savings and rewards decreased from 22.1% during the three months ended December 31, 2000 to 21.0% during the three months ended December 31, 2001. The reduction is mainly a result of the increased spending by frequent flyer members and other rewards participants who receive an alternate currency other than cash as the dining benefit.  These alternate currencies have an effective cost that is lower than the cash benefit, principally as a result of the volume-purchasing discount available to us through the airlines.  Additionally, certain revenue management and multi-unit restaurant transactions have a reduced level of benefit from the conventional rate.  Finally, the corporate expense reduction program introduced in fiscal 2001 has a feature whereby the rebates back to the corporate partners are not paid until a certain level of qualified spend is achieved by their employees.  These foregone savings are deferred and recognized on an effective rate basis as a reduction in the overall savings and rewards expense.

Membership and renewal fee income decreased to $1,563, of which $38 was initial fee income for the three months ended December 31, 2001, compared to $1,727, of which $36 was initial fee income for the same period during 2000. The decreased fee income is reflective of the change in our marketing strategy in recent years. Marketing of the fee-based membership was reduced significantly due to changes in the regulatory environment regarding direct marketing solicitations. Our marketing strategy shifted to focus mainly on marketing a no-fee dining program to key affinity and loyalty partners where we can take advantage of the registered card platform and enroll large quantities of accounts at a very low cost of acquisition and solicitation.

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

Selling, general and administrative expenses increased $94 or 2.2% to $4,423 when comparing the three months ended December 31, 2001 with the same period in the prior year. The increase in expenses is related to an increase in professional fees of  $262 (mainly accounting and legal fees associated with the Company’s name and fiscal year end change as well as a VISA Cardholder Information Security Program assessment and a Service Auditor Report (SAS 70) review to develop security policies and risk matrix) and an increase of $366 in other expenses (mainly for consulting charges relating to a sales compensation study performed and for media barter implementation). These increases in expenses are somewhat offset by a decrease of $147 in rent and other offices expense (partly due to the decrease in rent expense for the New York office) and a decrease of $402 in programming and systems (reflecting the elimination during late 2001 of charges associated with the upgrade of the iDine website).

Other expense, net of income during the three months ended December 31, 2001 amounted to $529 versus $1,342 for the same period in 2000, a decrease of $813 while the effective rate of the securitization decreased from 10.7% for the three months ended December 31, 2000 to 4.8% for the three months ending December 31, 2001. The principal reason for the change was a decrease of $909 in interest expense and financing costs during the three months ended December 31, 2001. The decrease related to reduced amortization of upfront financing fees and favorable interest rates.

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

Results of Operations (Year ended September 30, 2001 versus September 30, 2000) (in thousands)

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

Territories in which we did not do business prior to the acquisition of Dining A la Card (“DALC”) had an increase in sales of $2,261 from $8,387 in fiscal 2000 to $10,648 in fiscal 2001. Territories with significant increases were Hawaii, Las Vegas, Kansas City and Minneapolis.

In late fiscal 2000 and during fiscal 2001, we expanded into new territories such as Columbus, Cincinnati, New Orleans, Salt Lake City, Pittsburgh, Buffalo/Rochester and Louisville. These and other new markets accounted for an additional $1,816 in sales during fiscal 2001 with $639 and $561 coming from Columbus and Cincinnati, respectively.

Leveraging our national position in the fine dining rewards space along with capitalizing on the conversion to universal use of the registered card, we have focused on large partner marketing opportunities to efficiently grow our base of enrolled accounts and active members. Expansion of the airlines relationships and their frequent flyer files, the wider acceptance of the “expense management program” which involves registering corporate credit cards and rebating savings back to the participating company, and alliances with other reward programs, have resulted in significant increases in our enrolled account base. Enrolled accounts at September 30, 2001 and 2000 were approximately 6,650 and 3,150, respectively. Credit cards registered associated with the enrolled accounts totaled 8,566 at September 30, 2001 compared to 4,266 a year earlier. Of the 6,650 accounts at September 30, 2001, approximately 1,750 were non-airline accounts of which 600 were corporate card accounts and 450 from alliance with reward partners versus 1,000 non-airline accounts of which 350 were corporate card accounts and 50 from alliances with other rewards partners in the prior year. Airline accounts represented approximately 74% of total accounts and 46% of sales during fiscal 2001 compared to 68% of total accounts and 40% of sales during the prior year. Airline accounts do not pay membership fees and typically receive rebates in the form of frequent flyer miles.

At September 30, 2001, the average Rights to receive balances per participating merchant were approximately $8.8 and $9.8 at September 30, 2001 and 2000, respectively. The Rights to receive turnover for the combined funded portfolio for fiscal 2001 is 1.30 or 9.22 months on hand compared to 1.19 or 10.10 months on hand in the prior year.

Cost of sales decreased to $103,832 or to 54.6% of gross dining sales down from $105,239 or to 58.3% a year earlier. The reduction in cost of sales is directly related to the conversion of the acquired DALC portfolio of restaurants.  Prior to the acquisition, DALC often competed against us on price, offering merchants an advance rate less than our customary rate of 1:2 without the level of secured interest that we required.  While this provided for a faster turn of the rights to receive, it also resulted in a higher cost of rights to receive sold and a more at-risk investment.  As these acquired contracts came up for renewal, they were re-signed and converted by us to the 1:2 rate. While this initially resulted in a somewhat slower turn, the individual dining transactions are more profitable due to the corresponding lower cost of the Rights to receive consumed. The provision for Rights to receive losses, which are included in cost of sales, increased to $8,586 or 4.5% of gross dining sales in 2001, compared to $7,391 or 4.1% in the prior year period due to the increased allowance recorded principally for the additional collection risk associated with the registered card process. With the registered card programs, we collect payment for qualified dines from the merchant primarily via an electronic funds debit processed daily, while with the private label program, we collected directly from the members (i.e., we processed the receipts through the members electronically linked credit card accounts, and the full amount of the funds billed to the credit card is remitted directly to us). Processing fees based on transactions processed, and included in cost of sales, decreased as a percentage of gross dining sales from 2.2% for fiscal 2000 to slightly less than 1.0% for fiscal 2001, reflecting the lower processing cost per transaction with the registered card program versus the private label.

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

In 2001, member and merchant marketing expenses were $3,579 versus $6,875 in 2000, a decrease of $3,296 or 47.9%.  Included in member and merchant marketing expenses is the amortization of deferred acquisition costs, which amounted to $55 in 2001 and $1,654 in 2000. Acquisition expenses represent the cost of acquiring members and restaurants and consist primarily of direct-response advertising costs incurred in excess of fees received and amortization of previously deferred costs and costs associated with soliciting no-fee members. We previously used various direct marketing techniques at different levels of cost to solicit new members.  Consumer privacy regulations adopted in 1999 required us to change our methods of solicitations of members. Acquisition costs capitalized in 2001 and 2000 were $0 and $153, respectively due to the previously discussed change in marketing strategy away from individual solicitation to large affinity and loyalty partners where the dining savings becomes an embedded benefit to the partners’ membership constituency and enrollment of accounts is expedited by the efficient registration of their credit cards. During fiscal 2001, we aggressively pursued our large credit card file partners and our corporate expense management program. Since no fees are generated from these programs, there are no costs capitalized. The change in marketing to the large credit card and affinity partners resulted in lower member and merchant marketing cost in fiscal 2001 compared to prior year. However, in order to establish and manage these large affinity partner relationships, we reinvested the savings by hiring additional personnel to strengthen our internal marketing group, evidenced by the increase in salaries and benefits previously mentioned.

Printing and postage increased $215 or 4.8% to $4,691 when comparing fiscal 2001 to the prior year due primarily to increased printing and postage costs related to directories as well as increased newsletter printing costs during fiscal 2001.

Selling, general and administrative expenses decreased $990 or 5.5% to $16,865 when comparing fiscal 2001 to prior year. The reduction in expenses relating to the development of the iDine.com website in the prior year is the main reason for the decrease during fiscal 2001. We launched our e-commerce dining venture, iDine.com in April 2000. Expenses recognized in fiscal 2000 associated with iDine.com related to business plan development, business concept definition and testing, deal support during venture capital negotiations, project management, and support costs. The costs associated with the startup of iDine.com were substantially incurred in fiscal 2000.  Support costs and personnel relating to iDine.com, have been integrated and are no longer maintained as a separate division.  Another significant component decrease for the year ended September 30, 2001 was professional fees of $428. These decreases were somewhat offset by increases in programming and systems of $845 and depreciation and amortization of $513.

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

Liquidity and Capital Resources (in thousands except per share data)

Our working capital was $34,740 at December 31, 2002 versus $12,552 at December 31, 2001. The increase from December 31, 2001 to December 31, 2002 is mainly a result of the Company’s increased sales and profitability during the year. During the year, the Company increased its funded Rights to receive i.e. gross Rights to receive less accounts payable Rights to receive, from $58,786 at December 31, 2001 to $94,953 while only increasing the borrowings outstanding from $55,500 at December 31, 2001 to $60,000 at December 31, 2002. We believe that the clear and direct access we now have to the airline partners has had and will continue to have a very favorable impact on our operating results.

Securitization of Rights to Receive

The Company has an  $80,000 revolving securitization of its Rights to receive. The securitization is privately placed through asset backed commercial paper conduits. Borrowing capacity under the facility is recalculated weekly based on a formula driven advance rate applied to the current balance of Rights to receive that are eligible to be securitized. The advance rate is determined based on recent sales trends and months on hand of Rights to receive. Available capacity at December 31, 2002 was $80,000, the limit of the facility, and the outstanding borrowings were $60,000. The facility provides various restrictive covenants regarding collateral eligibility, concentration limitations and also requires the Company to maintain net worth of at least $24,000.  At December 31, 2002 the Company was in compliance with all covenants.

The interest rate applicable to the facility is the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper (“CP”) having a term equal to the related CP tranche period that may be sold by any placement agent or commercial paper dealer selected by the conduit on the first day of such CP tranche period, plus the amount of any placement agent or commercial paper dealer fees and commissions incurred or to be incurred in connection with such sale. For the three months ended December 31, 2001 and the years ended December 31, 2002, September 30, 2001 and 2000, the effective interest rate for the facility was 4.4%, 3.7%, 8.6% and 8.9% per annum, respectively.

The conduits require that a liquidity facility be provided by an A1/P1 rated financial institution in the amount equal to 102% of the securitization amount. This liquidity facility must be renewed annually. Our primary bank,  JP Morgan Chase (“Chase”), provided the entire liquidity facility in the initial year and indicated a desire to syndicate all or a portion of the liquidity facility, or alternatively, bring in a co-purchaser conduit for a percentage of the securitization. On December 27, 2000, the credit agreements were amended to provide an extension of the initial term for 90 days to March 28, 2001 to complete the syndication and our borrowing capacity limit was reduced to $60,000. The credit agreements were further extended by Chase to the earlier of the closing of a co-purchase arrangement or June 28, 2001. An extension fee of $600 was paid to Chase on December 26, 2000.

On May 18, 2001, the Company signed an agreement with BMO Nesbitt Burns Corp for it to act as a 50 percent co-purchaser on the $80,000 facility with Chase. The Company also simultaneously closed the amended financing agreement and paid fees of approximately $600. The credit agreement was renewed for a new 364-days renewable term and the overall facility reverted to the original amount of $80,000. The credit agreement was again renewed on May 14, 2002 for a new 364-day renewable term and the Company paid fees of $200 that will be amortized over the renewable term. There were no other material changes to the terms of the facility. In the event that the syndications are not renewed, an alternative asset backed financing vehicle may be established or the outstanding borrowings under the securitization may be converted to a term loan. The Company believes that the revolving nature of the securitization facility, the ability to increase capacity for growth and the current favorable interest rate environment make this an attractive financing vehicle. It is the Company’s present intention to renew the securitization in May 2003 and possibly expand the capacity. Management is not aware of any matters or issues that would preclude renewal, should we elect to do so. In the event that the syndications are not renewed, an alternative asset backed financing vehicle may be established or the outstanding borrowings under the securitization may be converted to a term loan.

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

The early extinguishment of the 1996 facility and payoff of the related non-recourse notes in December 1999 resulted in an extraordinary charge of $1,623 or $0.12 per share consisting of the following:

Write-off of related unamortized financing costs	$540
Termination payment to noteholder and non-recourse partners	1,083

Extraordinary charge before income tax benefit	1,623
Income tax benefit	(412)
Related increase in income tax valuation allowance	412

Net extraordinary charge	$1,623

Rights to Receive

Compared to December 31, 2001, our inventory of Rights to receive, net of allowance, increased by $42,997 to a total of $111,962 at December 31, 2002.

Analysis of Rights to Receive (in thousands)

	December 31,	December 31,	September 30,

	2002	2001	2001	2000

Rights to receive, beginning of year	$68,965	$68,782	$68,374	$76,454
Purchase of Rights to receive, net of allowance	191,699	28,636	103,009	95,564
Charge-offs of Rights to receive	(8,574)	(3,802)	(8,986)	(9,518)

	252,090	93,616	162,397	162,500

Cost of Rights to receive, included in cost of sales	140,128	24,651	93,615	94,126

Rights to receive, end of year	$111,962	$68,965	$68,782	$68,374

We believe that continued increase in the number of restaurants that participate in the registered card dining programs is essential to attract and retain members.  We strive to constantly manage the dynamics of each market by balancing the Rights to receive acquired to the member demand.  This balance is critical to achieving the participating restaurants’ objectives of incremental business and yield management and the members’ desire for an adequate amount of desirable dining establishments.  Management believes that the purchase of Rights to receive can be funded generally from cash generated from operations, and from funds made available through the securitization. Also, new programs such as revenue management do not require any cash outlay.

Rights Offering

On November 9, 1999, we completed a Rights Offering to existing shareholders resulting in the issuance of 4,149 convertible, redeemable preferred shares.  The preferred shares had a dividend rate of 12%, of which 6% was payable in cash, quarterly in arrears, and the remaining 6% accrued unless otherwise paid currently at the Company’s discretion, until conversion by the holder. During the three months ended December 31, 2001, we declared dividends in the amount of $297 while during the year ended December 31, 2002, September 30, 2001 and 2000, we declared dividends in the amount of $777, $1,204 and $1,079, respectively. Each preferred share could be converted into common stock at the option of the holder at any time. The initial rate of conversion was one to one. Subsequent conversion rates were higher to the extent of the deferred dividend accruing at 6% and any unpaid cash dividends.

The proceeds from the stock issuance of $10,000 were used to retire the $10,000 bridge loan obtained from GAMI Investment Inc., an affiliate of our largest shareholder, Samstock, L.L.C. Pursuant to its subscription privileges and as a standby purchaser for any unsubscribed shares, Equity Group Investments LLC (“EGI”), an affiliate of Samstock, L.L.C, acquired 2.84 million of the preferred shares. The additional investment provided EGI with the right to designate an additional member to the Board of Directors. The size of the Board was increased by one as EGI chose to exercise that right.

On June 12, 2002, the Company sold three million shares of common stock at $9.50 per share in a private placement to a group of fifteen unaffiliated institutional investors from which the Company received $26,280, net of financial advisory, agent and legal fees.

The entire net proceeds from the stock issuance were used to buyback shares of the Company’s outstanding Series A Convertible Preferred Stock issued as a result of a Rights Offering on November 30, 1999. The Company commenced a cash tender offer on June 13, 2002 to purchase up to 2,475 shares, or 61.1%, of its outstanding Series A Convertible Preferred Stock at a price of $10.62 per share. The tender offer expired on July 15, 2002, and a total of 3,177 shares of the Series A Convertible Preferred Stock were tendered. Since more than the maximum 2,475 shares of the Series A Convertible Preferred Stock were tendered, iDine accepted and paid for shares on a pro rata basis from among the validly tendered shares. In addition to the purchase price, tendering stockholders also received a payment in lieu of cash dividends for the period July 1 through July 15, 2002 equal to $0.006 per share of Series A Convertible Preferred Stock accepted.

Furthermore, on December 24, 2002, the Company announced that it is giving notice to holders of its Series A Preferred Stock that it intends to exercise its right to convert all of its issued and outstanding shares of Series A

Preferred Stock into shares of the Company’s Common Stock. On January 23, 2003, 1,329 shares of the Company’s Series A Preferred Stock were converted into 1,586 shares of the Company’s common stock. Each share of the Company’s Series A Preferred Stock was converted into 1.19316 shares of the Company’s Common Stock. Each holder of record of the Series A Preferred Stock on January 23, 2003 also received a partial quarterly cash dividend of $0.0092639 per share of Series A Preferred Stock pro-rated for the period from January 1, 2003 through January 23, 2003.

Private Placement

We rolled out our new Internet dining venture nationally during the second half of fiscal 2000. Execution of the e-commerce initiative was initially executed through iDine.com, a wholly owned subsidiary. The on-line product allows restaurateurs to create special incentives and promotions through the iDine website on specific days of the week and/or times of the day in order to drive incremental traffic when they need it most. Consumers have their choice of savings benefits in points or cash and may convert the points into either complimentary dining or frequent flyer miles. The website may also allow for on-line reservations, features national restaurant listings and access to reviews. The on-line initiative has broadened the amount and type of savings and rewards offered to consumers as well as expanded the participating restaurant base by providing restaurant operators with a full suite of yield management products. We also have used a template of the website to host our various partners dining program offering. This has evolved into our revenue management product which is critical to our future strategy. The revenue management product has a more efficient return on capital. Merchants like the marketing and the pay for performance aspect and members enrolling through the websites tend to be more engaged and active in the program.

Development of the e-commerce product was financed by corporate capital and through a $10,000 private placement. In the first tranche of the private placement which closed on May 1, 2000, we issued 904 shares of our common stock at $4.5625 and warrants to purchase an additional 1,808 shares of our common stock, half of which have an exercise price of $5.93 and the other half of $7.30. The warrants will expire on April 28, 2005. We received proceeds from the share issuance in the amount of $4,126. The second tranche had the same price per share of common stock and exercise prices for the warrants as the first tranche. The second tranche which closed on August 21, 2000, consisted of the sale of an aggregate of 1,287 common shares, accompanied by 2,574 warrants. We received proceeds from this share issuance in the amount of $5,874. Funds obtained from the private placement were utilized for development of the e-commerce venture.

General

Capital expenditures for the three months ended December 31, 2001 and 2000 and for the years ended December 31, 2002, September 30, 2001 and 2000 were $752, $833, $5,135, $4,188 and $5,036, respectively. Management believes that cash to be used in investing activities associated with capital expenditures in the year ended December 31, 2003 will be approximately $5,000.  Expenditures pertaining to the website development increased as we launched numerous websites during the current year, mainly in conjunction with our airline partners. We believe that cash on hand at December 31, 2002, together with cash generated from operations and available under the securitization facility will satisfy our normal operating capital needs during the 2003 calendar year.

SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. A valuation allowance was previously provided for the net deferred tax assets as of September 30, 2000, due to our recurring losses. The valuation allowance at December 31, 2001, September 30, 2001 and 2000 was $8,757, $9,217 and $9,260, respectively.  During the quarter ended June 30, 2002, the Company evaluated the need to maintain a valuation allowance given its sustained level of profitability and expected continued profitable operating results, and determined that the valuation allowance would no longer be required.   As a result of this redetermination, a reversal of the valuation allowance with a corresponding income tax benefit of $3,676 or 16 cents per share was posted during the second quarter ended June 30, 2002.   In addition, an estimated benefit of approximately $4,493 was reflected in the Company’s calculation of its projected 2002 estimated annual effective tax rate at June 30, 2002.

The effective rate was further revised in the quarter ended September 30, 2002 due to the Company’s better than budgeted profitability.  The revised annual effective tax rate was utilized in calculating the six months ended December 31, 2002 tax expense of $2,267. Factors contributing to the elimination of the valuation allowance were (i) profits for year ended December 31, 2001 and six months ended June 30, 2002, of $3.3 million and $10.6 million, respectively, and (ii) the Company’s expectation of continuing profits through the remainder of 2002 and in 2003. The Company expects to be recording income tax at the statutory rate of 38% beginning the first quarter of calendar year 2003.

Operating activities during the year ended December 31, 2002 resulted in net cash used of $5,383. The expansion into new markets and planned increases in existing markets were responsible for the outflow from operations which resulted primarily to the cash advance program. While the Company had $20,000 available under its securitization facility we elected to fund virtually the entire increase in the rights to receive merchant portfolio from cash operations. As previously noted, funds generated from operations, as well as capacity under the securitization, should be sufficient to fund such growth over the next twelve months.

Cash provided from investing activities for the three months ended December 31, 2001 was $1,643 compared to cash used during the three months ended December 31, 2000 and the years ended December 31, 2002, September 30, 2001 and 2000 of $4,648, $5,303, $11,309 and $9,032. Cash used in investments during the year ended December 31, 2002 was mainly for property and equipment.

Cash flows used by financing activities were $510, $3,484, and $9,951 for the three months ended December 31, 2001 and 2000 and the year ended September 30, 2001, respectively, compared with cash flows provided by financing activities of $4,995 for the year ended December 31, 2002 and $9,457 for the year ended September 30, 2000. During the year  ended December 31, 2002, the principal source of financing cash flow was $4,500 provided from our revolving securitization. We also issued 3 million shares of our common stock for a net proceed of $26,280. As previously mentioned above, the net proceeds from this stock issuance was used to buyback 2,475 or 61.1% of our Series A preferred stock.

At December 31, 2002, we had no off-balance sheet financing. Also, all special purpose entities have been consolidated in the consolidated financial statements provided under Part II, Item 8 of the Form 10-K. The following is a table detailing our contractual obligations and commitments at December 31, 2002:

	Payments by Due Periods

Contractual Obligations and Commitments	Total	Less than 1 year	1-3 years	4-5 years

Revolving securitization (renewed annually)	$60,000	$60,000	$—	$—
Information technology service agreement	5,145	2,940	2,205	—
Leases	1,980	1,143	696	141

Total	$67,125	$64,083	$2,901	$141

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk (in thousands)

We are exposed to various types of market risk, including changes in interest rates. Market risk is the potential loss arising from adverse changes in the market rates and prices, such as interest rates. Our exposure to market risk for changes in interest rates is limited to the exposure related to our debt instruments used to finance the purchase of Rights to receive and short term investments which are tied to market rates. On December 30, 1999, we entered into the $80,000 revolving securitization of the combined Rights to receive of both the private label and the registered card dining programs. The securitization was privately placed through an asset backed commercial paper conduit. The interest rate applicable to this facility is the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper (“CP”) having a term equal to the related CP tranche period that may be sold by any placement agent or commercial paper dealer selected by the conduit on the first day of such CP tranche period, plus the amount of any placement agent or commercial paper dealer fees and commissions incurred or to be incurred in connection with such sale. As of December 31, 2002, we had $60,000 outstanding under this securitization. The commercial paper and the interest payment are subject to interest rate risk. If market interest rates were to increase immediately and uniformly by 100 basis points at December 31, 2002, the interest payments would increase by approximately $600 per annum. We do not plan to use derivative financial instruments in our investment portfolio. Our short term investments are made according to a policy to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We had investments in equity securities at December 31, 2002 and 2001, September 30, 2001 and September 30, 2000 of $2, $147, $152 and $1,246, respectively, as well as short-term investments in corporate and government bonds of  $1,183, $1,001, $3,177 and $0, respectively.

Item 8. Financial Statements

Independent Auditors’ Report	F - 1

Financial Statements:
Consolidated Balance Sheets at December 31, 2002 and 2001,	F - 2
Consolidated Statements of Operations for the three months ended December 31, 2001 and 2000 (unaudited) and the years ended December 31, 2002, September 30, 2001 and 2000	F - 3
Consolidated Statements of Shareholders’ Equity for the three months ended December 31, 2001 and the years ended December 31, 2002 and September 30, 2001	F - 4
Consolidated Statements of Cash Flows for the three months ended December 31, 2001 and 2000 (unaudited) and the years ended December 31, 2002, September 30, 2001 and 2000	F - 5, 6
Notes to Consolidated Financial Statements	F - 7 - 28
Schedule II - Valuation and Qualifying Accounts	F - 29

iDINE REWARDS NETWORK INC.

Consolidated Financial Statements

December 31, 2002 and 2001

(With Independent Auditors’ Report Thereon)

Independent Auditors’ Report

The Board of Directors and Shareholders
iDine Rewards Network Inc.:

We have audited the accompanying consolidated balance sheets of iDine Rewards Network Inc. and Subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2002, three months ended December 31, 2001 and each of the years in the two-year period ended September 30, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for the year ended December 31, 2002, three-months ended December 31, 2001, and each of the years in the two-year period ended September 30, 2001 as listed in item 15(a)2 of the Company’s 2002 Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of iDine Rewards Network Inc. and Subsidiries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the year ended December 31, 2002, three months ended December 31, 2001, and each of the years in the two-year period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1(h) to the consolidated financial statements, iDine Rewards Network Inc. and Subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in 2002.

/s/ KPMG LLP

Fort Lauderdale, Florida
February 5, 2003

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2002 and 2001
(in thousands, except per share data)

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$8,266	$13,957
Short term investments	1,183	1,001
Accounts receivable, net	6,178	5,528
Rights to receive, net	111,962	68,965
Deferred income taxes	5,537	431
Prepaid expenses and other current assets	1,150	591

Total current assets	134,276	90,473
Property and equipment, net	7,813	8,479
Other assets	383	767
Excess of cost over net assets acquired	9,671	9,671

Total assets	$152,143	$109,390

Liabilities and Shareholders’ Equity
Current liabilities:
Secured non-recourse revolving debt	60,000	55,500
Accounts payable – Rights to receive	17,009	10,179
Accounts payable – trade	13,951	7,161
Accrued expenses and other current liabilities	6,311	2,174
Deferred membership fee income	2,216	2,476
Deferred income taxes	49	431

Total current liabilities	99,536	77,921
Other long-term liabilities	206	1,080

Total liabilities	99,742	79,001

Shareholders’ equity :
Preferred stock, par value $0.10 per share (1,000 shares authorized; none issued and outstanding)	—	—
Preferred stock – Series A, senior convertible redeemable, par value $0.10 per share; authorized 10,000 shares; issued 1,330 and 4,136 shares, respectively, and outstanding 1,218 and 4,071, respectively.	133	414
Common stock, par value $0.02 per share; authorized 70,000 shares; issued 20,530 and 15,821 shares, respectively, and outstanding 20,381 and 15,805, respectively.	411	316
Additional paid-in capital	48,573	43,150
Cumulative other comprehensive income (loss)	4	(265)
Retained earnings (deficit)	5,490	(12,968)
Treasury stock, at cost (260 and 81 shares, respectively)	(2,210)	(258)

Total shareholders’ equity	52,401	30,389

Total liabilities and share-holders’ equity	$152,143	$109,390

See accompanying notes consolidated financial statements.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except income per share)

	Year ending December 31, 2002	Three months ended December 31,		Year ending September 30,

		2001	2000	2001	2000

	(unaudited)
Operating revenue:
Gross dining sales	$289,095	$50,629	$43,981	$190,037	$180,627
Cost of sales	156,038	27,834	24,415	103,832	105,239
Member rewards and savings	57,956	10,633	9,731	40,804	39,032

Net revenue from dining sales	75,101	12,162	9,835	45,401	36,356
Membership and renewal fee income	4,962	1,563	1,727	7,009	8,444
Other operating revenue	178	69	188	776	1,558

Total operating revenues	80,241	13,794	11,750	53,186	46,358

Operating expenses:
Salaries and benefits	18,353	3,862	3,472	16,803	12,683
Sales commission and expenses	11,363	1,383	1,352	5,512	4,842
Member and merchant marketing expenses	7,074	1,251	976	3,579	6,875
Printing and postage	6,142	1,190	1,172	4,691	4,476
Selling, general and administrative expenses	17,409	4,423	4,329	16,865	17,955

Total operating expenses	60,341	12,109	11,301	47,450	46,831

Operating income (loss)	19,900	1,685	449	5,736	(473)
Other income (expense):
Interest and other income	145	152	248	747	615
Interest expense and financing cost	(2,138)	(681)	(1,590)	(5,064)	(6,297)

Income (loss) before income tax (benefit) provision and extraordinary item	17,907	1,156	(893)	1,419	(6,155)
Income tax provision (benefit)	(1,328)	71	—	85	—

Income (loss) before extraordinary item	19,235	1,085	(893)	1,334	(6,155)

Extraordinary item, loss on early extinguishment of debt, net of tax	—	—	—	—	(1,623)

Net income (loss)	$19,235	$1,085	$(893)	$1,334	$(7,778)

Net income (loss) per share of common stock:
Basic	$1.01	$0.05	$(0.07)	$0.01	$(0.63)
Diluted	$0.82	$0.05	$(0.07)	$0.01	$(0.63)
Weighted average number of common and common equivalent shares outstanding:
Basic	20,680	15,781	16,177	15,983	14,149
Diluted	23,494	16,089	16,177	16,281	14,149

See accompanying notes to consolidated financial statements.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
 (in thousands)

	Preferred Stock		Common stock		Additional paid-in capital

	Number of shares	Amount	Number of shares	Amount

Balance, September 30, 2000	4,149	$415	16,200	$316	$43,129
Net income	—	—	—	—	—
Stock options exercised	—	—	7	—	17
Conversion of preferred stock	(13)	(1)	14	—	4
Preferred dividend	—	—	—	—	—
Redemption of put options	—	—	(400)	—	—
Cumulative other comprehensive loss, net	—	—	—	—	—
Treasury stock	—	—	—	—	—

Balance, September 30, 2001	4,136	414	15,821	316	43,150
Net income	—	—	—	—	—
Preferred dividend	—	—	—	—	—
Cumulative other comprehensive loss, net	—	—	—	—	—
Treasury stock	—	—	—	—	—

Balance, December 31, 2001	4,136	414	15,821	316	43,150
Net income	—	—	—	—	—
Issuance of common stock	—	—	3,040	61	26,359
Preferred dividend	—	—	—	—	—
Buyback of preferred stock	(2,475)	(248)			(25,083)
Stock option and warrants exercised			1,285	26	2,640
Conversion of preferred stock	(331)	(33)	384	8	188
Cumulative other comprehensive loss, net	—	—	—	—	—
Income tax benefit arising from employee stock option plans	—	—	—	—	1,319
Treasury stock	—	—	—	—	—

Balance, December 31, 2002	1,330	$133	20,530	$411	$48,573

	Cumulative other comprehensive income (loss)	Retained (deficit) earnings	Treasury Stock		Total

			Number of shares	Amount

Balance, September 30, 2000	$833	$(13,887)	—	$—	$30,806
Net income	—	1,334	—	—	1,334
Stock options exercised	—	—	—	—	17
Conversion of preferred stock			—	—	3
Preferred dividend	—	(1,203)	—	—	(1,203)
Redemption of put options	—	—	—	—	—
Cumulative other comprehensive loss, net	(1,083)	—	—	—	(1,083)
Treasury stock	—	—	16	(45)	(45)

Balance, September 30, 2001	(250)	(13,756)	16	(45)	29,829
Net income	—	1,085	—	—	1,085
Preferred dividend	—	(297)	—	—	(297)
Cumulative other comprehensive loss, net	(15)	—	—	—	(15)
Treasury stock	—	—	65	(213)	(213)

Balance, December 31, 2001	(265)	(12,968)	81	(258)	30,389
Net income	—	19,235	—	—	19,235
Issuance of common stock	—	—	—	—	26,420
Preferred dividend	—	(777)	—	—	(777)
Buyback of preferred stock	—	—	—	—	(25,331)
Stock option and warrants exercised	—	—	—	—	2,666
Conversion of preferred stock	—	—	—	—	163
Cumulative other comprehensive loss, net	269	—	—	—	269
Income tax benefit arising from employee stock option plans	—	—	—	—	1,319
Treasury stock	—	—	179	(1,952)	(1,952)

Balance, December 31, 2002	$4	$5,490	260	$(2,210)	$52,401

See accompanying notes to consolidated financial statements.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,	Three months ended December 31,		Year ended September 30,

	2002	2001	2000	2001	2000

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$19,235	$1,085	$(893)	$1,334	$(7,778)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,072	1,212	1,171	4,601	4,067
Amortization of deferred financing cost	392	170	333	1,268	1,113
Provision for losses on rights-to-receive	15,199	3,016	1,943	8,586	7,391
Deferred income tax benefit	(5,436)	—	—	—	—
Changes in assets and liabilities:
Accounts receivable	849	1,128	(143)	(1,578)	(1,029)
Rights-to-receive	(52,865)	(293)	(1,861)	(5,161)	3,849
Prepaid expenses and other current assets	(345)	142	278	195	2,870
Other assets	1,494	332	(552)	(1,206)	1,510
Accounts payable	7,532	(262)	543	676	1,158
Income taxes receivable (payable)	247	83	(17)	66	(37)
Accrued expenses and other	4,503	(841)	(471)	245	(1,821)
Deferred member ship fee income	(260)	(214)	453	(318)	(843)

Net cash provided by operating (used in) activities	(5,383)	5,558	784	8,708	10,450

Cash flow from investing activities:
Termination of exclusivity agreement	—	—	(3,800)	(3,800)	—
Additions to property and equipment	(5,135)	(752)	(833)	(4,188)	(5,036)
Increase (decrease) in short term investments	(183)	2,176	—	(3,177)	—
Acquisition of franchises	—	—	—	—	(5,401)
(Increase) decrease in restricted deposits and investments	15	219	(15)	(144)	1,405

Net cash provided by (used in) investing activities	(5,303)	1,643	(4,648)	(11,309)	(9,032)

Cash flows from financing activities:
Net proceeds from (repayment of) revolving securitization	4,500	—	(3,183)	(4,125)	58,555
Net proceeds from issuance of preferred	—	—	—	—	9,700
Net proceeds from issuance of common stock	26,280	—	—	—	9,865
Preferred stock tender offer	(26,280)	—	—	—	—
Conversion of warrants and options for common stock, net	1,305	—	—	21	—
Dividends paid	(777)	(297)	(301)	(602)	(389)
Conversion of preferred stock for common stock	(33)	—	—	—	—
Repayment of fixed rate securitization facility	—	—	—	—	(33,000)
Redemption of put options	—	—	—	(3,200)	—
Retirement of convertible notes	—	—	—	(2,000)	—
Purchase of common stock	—	(213)	—	(45)	—
Repayment of short term borrowings - bank	—	—	—	—	(29,000)
Repayment of term loan - affiliate	—	—	—	—	(10,000)
Increase in restricted cash	—	—	—	—	3,726

Net cash provided by (used in) financing activities	$4,995	$(510)	$(3,484)	$(9,951)	$9,457

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued

	Years ended December 31, 2002	Three months ended December 31,		Years ended September 30,

		2001	2000	2001	2000

	(unaudited)
Net increase (decrease) in cash	$(5,691)	$6,691	$(7,348)	$(12,552)	$10,875
Cash and cash equivalents:
Beginning of the period	13,957	7,266	19,818	19,818	8,943

End of year of the period	$8,266	$13,957	$12,470	$7,266	$19,818

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$1,488	$353	$1,110	$3,235	$3,916

Income taxes	$2,682	$75	$17	$32	$37

Dividends	$1,302	$150	$602	$602	$389

Supplemental schedule of noncash investing and financing activities:

There was $604 and $1,287 dividend payable outstanding as of December 31, 2002 and 2001, respectively. The dividend payable represents the non-cash accumulations that will be recognized upon conversion of the preferred stock.

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

	San Antonio / Austin	New Jersey	Washington DC/Virginia	Total

Fair value of assets acquired:
Rights-to-receive	$200	$1,344	$1,661	$3,205
Other assets	5	22	33	60
Excess of cost over net assets acquired	788	2,002	3,750	6,540

	993	3,368	5,444	9,805

Less: Cash Paid	950	3,000	1,451	5,401
Common shares issued	—	—	1,500	1,500
Note payable	—	—	2,000	2,000

Liabilities assumed	$43	$368	$493	$904

See accompanying notes to consolidated financial statements.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

(1)	Description of Business and Summary of Significant Accounting Policies

	(a)	Description of Business

The Company operates primarily in one business segment and owns and markets loyalty and rewards programs, which offer savings and benefits to our members principally for dining and, to a lesser extent lodging and travel. Our primary business is the operation and administration of dining rewards programs. We accomplish this by providing restaurant operators with yield management tools such as variable promotions, dining incentives and off peak pricing to fill empty seats and generate incremental business.  We may acquire, on a wholesale or discounted basis, the Rights to receive food and beverage credits at full retail value from restaurants that wish to participate in the program. These Rights to receive are typically purchased from the restaurants by the Company for cash but may also be acquired in exchange for services. Our members are provided incentives in the form of rewards or savings to then dine in the restaurant and liquidate the food and beverage credits on our behalf. Alternatively, our members may earn rewards by dining on certain days of the week or time of day, set at the discretion of the restaurant, for which the Company receives a performance fee.

Consumers join the dining rewards program either individually or through the Company’s various affiliations with major airlines, large banks and credit card issuers, and other affinity partners. Access to the savings and benefits, typically cash or frequent flyer miles, is accomplished through registration of the consumer’s valid major credit cards with the Company. Membership in the dining programs that provide for cash credits require an annual fee. Rewards to members in other alternate currencies, such as airline frequent flyer miles, do not require an annual fee.

We estimate that our account base and network of participating restaurants is approximately 12,650,000 million and 9,700, respectively, at December 31, 2002. We operate in approximately seventy major market areas in the United States of America.

The Company’s corporate structure consists of four wholly-owned subsidiaries: iDine Restaurant Group Inc. (“IRG”) which functions as the sales organization and is responsible for merchant acquisition and relationship management; Transmedia Service Company Inc. (“TSC”) which is responsible for all member-related facets of the business, including partner relationships, directory and newsletter publications, the member call center, and support services to IRG; TMNI International Incorporated, which is responsible for all foreign licensing; and iDine.com, Inc., initially established to  provide restaurant operators with the capability of using our e-commerce services to access revenue management tools such as variable promotions, dining incentives and off-peak pricing products. The entire operations of iDine.com were folded into IRG and TSC in fiscal 2001, to ensure a more efficient distribution of the revenue management program. Effective January 13, 2002, iDine.com merged with and into Transmedia Network Inc. which simultaneously filed a certificate of ownership changing its name to iDine Rewards Network Inc.

RTR Funding LLC was established a subsidiary as part of the current securitization discussed in Note 3 and is a wholly-owned subsidiary of Transmedia Service

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Company, Inc. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

On November 13, 2001, the Board of Directors approved a change of the Company’s name to iDine Rewards Network Inc. as well as a change of its fiscal year-end from September 30 to December 31, effective starting January 1, 2002. The three-month transition period from October 1, 2001 through December 31, 2001 precedes the start of the new fiscal year and is represented in a Form 10-K Transition Report filed with the SEC on April 1, 2002. Reference to fiscal 2002, 2001 and 2000 relate to the years ended December 31, 2002, September 30, 2001 and 2000, respectively. The unaudited financial information for the three months ended December 31, 2000 is presented for comparative purposes.

(b)	Cash and Cash Equivalents

Cash and cash equivalents are financial instruments with original maturities, at the date of purchase, of three months or less.

(c)	Rights to receive

Rights to receive are composed primarily of food and beverage credits acquired from restaurants on a wholesale basis, typically for cash. The food and beverage credits acquired represent the Company’s right to receive future revenue and cash flows from the restaurants when our members dine there. Rights to receive are stated at the gross amount of the commitment to the establishment.  Accounts payable-rights to receive represent the unfunded portion of the total commitments.  The carrying value of the rights to receive is based on the actual cash advance amount and is recorded at cost, determined by the first-in, first-out method.  The Company reviews the realizability of the Rights to receive on a periodic basis and provides for anticipated losses on rights to receive from restaurants that have ceased operations or whose credits are not being utilized by members.  These losses are offset by recoveries from restaurants previously written off.

(d)	Short Term Investments

The Company classifies all of its short-term investments as available for sale securities. Such short term investments consist primarily of United States government and federal agency securities which are stated at fair value with net unrealized gains and losses on such securities reflected, net of related deferred income tax, in a separate component of shareholders’ equity [cumulative other comprehensive income (loss)]. Realized gains and losses on short-term investments are included in earnings and are derived using the specific identification method for determining the cost of securities. These investments, at the date of purchase, have a maturity greater than three months but less than a year.

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

(f)	Software Development Costs

The Company has developed and/or purchased certain software applications and hardware that supports its rewards administration platform. The Company has capitalized certain software and website development costs totaling $521, $1,274 and $1,476 during the years ended December 31, 2002, September 30, 2001 and 2000, respectively. The amortization of these costs is calculated on a straight-line basis over a three-year life. During the years ended December 31, 2002, September 30, 2001 and 2000, the amortization of these capitalized costs totaled $926, $704, and $176, respectively. All other website construction and expansion expenditures are charged to expense in the period incurred.

(g)	Excess of Cost Over Net Assets Acquired

Excess of cost over net assets acquired has resulted primarily from the acquisition of previously franchised territories. These business combinations primarily consisted of reacquiring franchise rights from franchisees and were accounted for using the purchase method of accounting (see note 6). The primary intangible asset to which we generally allocated value in these business combinations was the reacquired franchise rights. We have determined that the reacquired franchise rights do not meet the criteria to be recognized as an asset apart from goodwill.

The Company adopted SFAS No. 142 “ Goodwill and Other Intangible Assets”, effective January 1, 2002. In connection with the adoption of SFAS No. 142, the Company has performed a goodwill impairment assessment. No impairment charge has been recognized

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

as of the date of adoption. The following table reconciles previously reported net income as if the provisions of SFAS No. 142 were in effect in those periods:

	Year ended December 31, 2002	Three months ended December 31,		Year ended September30,

		2001	2000	2001	2000

			(unaudited)
Reported net income (loss)	$19,235	$1,085	$(893)	$1,334	$(7,778)
Add back goodwill amortization	—	152	158	626	441

Adjusted net income (loss)	$19,235	$1,237	$(735)	$1,960	$(7,337)

Basic income (loss) per share
Reported net income (loss)	$1.01	$0.05	$(0.07)	$0.01	$(0.63)
Goodwill amortization	—	0.01	0.01	0.04	0.03

Adjusted net income (loss) per share	$1.01	$0.06	$(0.06)	$0.05	$(0.60)

Diluted income (loss) per share
Reported net income (loss)	$0.82	$0.05	$(0.07)	$0.01	$(0.63)
Goodwill amortization	—	0.01	0.01	0.04	0.03

Adjusted net income (loss) per share	$0.82	$0.06	$(0.06)	$0.05	$(0.60)

(h)	Revenue Recognition

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

Our proprietary rewards administration platform utilizes the registered card application. Members enrolled in the program simply register a valid major credit card with us and then present their registered credit card while dining at a participating restaurant. Based on our agreements with various credit card processors and presenters throughout the country, we

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

aggregate data for all our participating merchants. The data is compared to our current registered card file to determine if an enrolled account with the Company was also a customer of the participating merchant. These matched transactions are qualified via business rules as to whether they are eligible for a reward or savings. Once the transaction has been qualified, the portion of the transaction that the Company will receive in cash is recognized as a sale. These qualified transactions are then used to provide member savings or alternate currency benefits, as well as to invoice and collect from merchants, principally via an electronic debit to their bank account.

Initial membership and renewal fees are billed in advance and recognized on a straight-line basis over twelve months, which represents the membership period.  Membership fees are cancelable and are refunded to members, if requested, on a prorata basis based on the remaining portion of the membership period.

(i)	Other Operating Revenue

Other operating revenue consists of primarily commission and processing income.

Commission income represents income earned on various discounted travel services and other non-dining products provided by third parties to the Company’s members.

Processing income represents the net fees charged to restaurants when the Company serves as merchant of record for processing all other non-Company point of sale transactions.

(j)	Cost of Sales and Member Rewards and Savings

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

Certain companies now participate in the recently developed corporate expense reduction program. The companies register their employees’ corporate cards with us on a no fee basis, however savings are not provided until the employee reaches a certain level of qualified annual spend. After reaching such level, the participating company receives a monthly check for the aggregate savings earned by their employees when dining out at participating restaurants. Rewards associated with this program, and others like it, are charged to income during the period incurred. The foregone savings prior to achieving the qualified annual spend levels are deferred and spread over the contract year on an effective rate basis, resulting in a reduction in the overall member rewards and savings expense.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

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

The Company applies the intrinsic-value-based method of accounting for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period. See assumptions used in Note 9.

	Year ended December 31, 2002	Three months December 31,		Year ended September 30,

		2001	2000 unaudited	2001	2000

Net income (loss) as reported	$19,235	1,085	(893)	1,334	(7,778)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(1,808)	(410)	(630)	(2,273)	(1,058)

Pro forma net income (loss)	$17,427	675	(1,523)	(939)	(8,836)

Net income (loss) per diluted share	$0.82	0.05	(0.07)	0.01	(0.63)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(0.08)	(0.03)	(0.04)	(0.06)	(0.07)

Pro forma diluted income (loss) per share	$0.74	0.02	(0.11)	(0.05)	(0.70)

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

(m)	Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimate undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

(n)	Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The consolidated financial information is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, the providing of dining rewards to its members.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

(o)	Basic and Diluted Net Income (Loss) per Share

Basic and diluted net income (loss) per share was computed by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares of common stock outstanding for each period presented.  Potentially dilutive securities were considered for the years ended December 31, 2002, September 30, 2001 and 2000 to the extent dilutive.

For periods with potentially dilutive securities, incremental shares and adjustments to net income are determined using the “if converted” and treasury stock method as follows.

	Year ended December 31, 2002	Three months ended December 31, 2001	Year ended September 30, 2001

Net income as reported	$19,235	$1,085	$1,334
Series A Preferred stock dividends	(777)	(297)	(1,203)

Net income available to common stockholders	18,458	788	131

Weighted average shares outstanding	18,224	15,781	15,983
Common stock equivalents
Series A Preferred	2,814	—	—
Stock options	1,233	130	130
Warrants	1,223	178	168

	23,494	16,089	16,281

Basic net income per share	$1.01	$0.05	$0.01

Diluted net income per share	$0.82	$0.05	$0.01

(p)	Comprehensive Income and Loss

Comprehensive income and loss presents a measure of all changes in shareholders’ equity except for changes in equity resulting from transactions with shareholders in their capacity as shareholders. The Company’s other comprehensive loss presently consists of net unrealized holding (losses) gains on investments available for sale.

The Company’s comprehensive income (loss) is as follows:

	Year ended December 31,	Three months ended December 31,		Year ended September 30,

	2002	2001	2000 unaudited	2000	1999

Net income (loss)	$19,235	$1,085	$(893)	$1,334	$(7,778)
Other comprehensive income (loss), net of taxes	269	(15)	(387)	(1,083)	615

Total comprehensive income (loss)	$19,504	$1,070	$(1,280)	$251	$(7,163)

(q)	Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

adoption of SFAS No. 146 is not expected to have an effect on the Company’s financial statements.

During November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 00-21, Multiple-Deliverable Revenue Arrangements, which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company does not expect that the adoption will have an impact on the Company’s financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have an effect on the Company’s financial statements.  The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  The application of this Interpretation is not expected to have an effect on the Company’s financial statements.  The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation No. 45”). Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including product warranties and loan guarantees such as standby letter of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the initial recognition and measurement provisions of Interpretation No. 45 is not expected to have a material impact on the Company’s operations.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

(r) Reclassification

Certain prior year amounts have been reclassified to conform to the 2002 presentation.

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

(2)	Equity Private Placement and Preferred Stock Tender Offer and Conversion

On June 12, 2002, the Company sold three million shares of common stock at $9.50 per share in a private placement to a group of fifteen unaffiliated institutional investors from which the Company received $26,280, net of financial advisory, agent and legal fees.

The entire net proceeds from the stock issuance were used to buyback shares of the Company’s outstanding Series A Convertible Preferred Stock issued as a result of a Rights Offering on November 30, 1999. The Company commenced a cash tender offer on June 13, 2002 to purchase up to a maximum of 2,474,576 shares, or 61.1%, of its outstanding Series A Convertible Preferred Stock at a price of $10.62 per share. The tender offer expired on July 15, 2002, and a total of 3,176,570 shares were tendered. Since more than the maximum shares were tendered, iDine accepted and paid for shares on a pro rata basis from among the validly tendered shares. In addition to the purchase price, tendering stockholders also received a payment in lieu of cash dividends for the period July 1 through July 15, 2002 equal to $0.006 per share of Series A Convertible Preferred Stock accepted.

Furthermore, on December 24, 2002, the Company gave notice to holders of its Series A Convertible Preferred Stock that it intends to exercise its right to convert all of its issued and outstanding shares into shares of the Company’s Common Stock. On January 23, 2003, 1,329,345 shares of the Company’s Series A Preferred Stock were converted into 1,586,122 shares of the Company’s common stock. Each share of the Series A Preferred Stock was converted into 1.19316 shares of common stock. Each holder of record of the Series A Preferred Stock on January 23, 2003 also received a partial quarterly cash dividend pro-rated for the period from January 1, 2003 through January 23, 2003.

(3)	Securitization of Rights to Receive

The Company maintains an $80,000 revolving securitization of its Rights to receive. The securitization is privately placed through two asset backed commercial paper conduits.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Borrowing capacity under the facility is recalculated weekly based on a formula driven advance rate applied to the current balance of Rights to receive that are eligible to be securitized. The advance rate is determined based on recent sales trends and months on hand of rights to receive. Available capacity was $80,000 at December 31, 2002 and the outstanding borrowing was $60,000. The facility provides various restrictive covenants regarding collateral eligibility, concentration limitations and also requires the Company to maintain net worth of at least $24,000.  At December 31, 2002 and 2001 the company was in compliance with the covenants.

The interest rate applicable to the facility is the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper (“CP”) having a term equal to the related CP tranche period that may be sold by any placement agent or commercial paper dealer selected by the conduit on the first day of such CP tranche period, plus the amount of any placement agent or commercial paper dealer fees and commissions incurred or to be incurred in connection with such sale. For the years ended December 31, 2002, September 30, 2001 and 2000 and the three months ended December 31, 2001 and 2000, the effective interest rate for the facility was 3.7%, 8.6%, 8.9%, 4.8% and 10.7% per annum, respectively.

The conduits require that a liquidity facility be provided by an A1/P1 rated financial institution in an amount equal to 102% of the securitization. This liquidity facility must be renewed annually. The Company’s primary banks, J.P. Morgan Chase and BMO Nesbitt Burns provide the liquidity facility and are also co-purchasers of the securitization.

The credit agreement was renewed for a new 364-days renewable term on May 14, 2002. There were no material changes to the terms of the facility.  It is management’s intention at this time to renew the facility in May 2003. In the event that the syndications are not renewed, an alternative asset backed financing vehicle may be established or the outstanding borrowings under the securitization may be converted to a term loan.

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

The early extinguishment of the 1996 facility in December 1999 and payoff of the related non-recourse notes resulted in an extraordinary charge of $1,623 or $0.12 per share consisting of the following:

Write-off of related unamortized financing costs	$540
Termination payment to noteholders and non-recourse partners	1,083

Extraordinary charge before income tax benefit	1,623
Income tax benefit	(412)
Related increase in income tax valuation allowance	412

Net extraordinary charge	$1,623

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

(4)	Termination of Exclusivity Agreement

On December 28, 2000, the Company executed a Payment and Termination of Exclusivity Agreement (the “Agreement”) with GE Financial Assurance (“GEFA”), the successor parent of SignatureCard, to extinguish all obligations associated with the Company’s acquisition of Dining A La Card that occurred in June of 1999. The Agreement also eliminated SignatureCard’s exclusivity rights in dealing with the airline frequent flyer member files, and fully resolved and terminated the joint marketing and revenue sharing relationship. In consideration for the above, the Company paid GEFA $3,800 in cash and honored GEFA’s right to put 400,000 shares held by it as part of the acquisition consideration, at a value of $8 per share. This put right was exercised and the Company paid GEFA two equal installments on January 17 and on February 13, 2001. The Company also cancelled 160,000 options of the original 400,000 issued as part of the original DALC purchase price, leaving SignatureCard with 240,000 options were exercised on June 21, 2002 at a strike price of $4.00. As part of their original agreement, GEFA elected to exercise this option by having shares of iDine Rewards Network Inc. common stock withheld from the 240,000 shares, with such withheld shares having an aggregate fair market value equal to the $960, which is the exercise price. Based on the current market price of the Company’s common stock at the date of GEFA’s exercise, GEFA was issued a net amount of 148,571 shares of iDine Rewards Network Inc. common stock.

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

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

(6)	Franchise and License Agreements

The Company, as franchiser, had previously entered into various ten-year franchising agreements to assist in its national expansion through the years 1990 to 1995.  In accordance with these agreements, franchisees were granted a territory with a defined minimum of full-service restaurants that accept certain major credit cards.  The Company provided marketing, advertising, training and other administrative support. The franchisees were responsible for soliciting restaurants and cardholders, advancing consideration to the restaurants to obtain rights to receive food and beverage credits, and maintaining adequate insurance. In consideration for granting the franchises, the franchisees paid the Company initial franchise fees and an initial fee to the Company’s advertising and development fund.

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

On June 29, 2000, the Company acquired the net assets of its Washington, D.C. franchisee, Potomac Dining Ltd. (“Potomac”), for $4,926. The acquisition, accounted for under the purchase method of accounting for business combinations, was composed of a cash payment of $1,426, two subordinated convertible promissory notes totaling $2,000, and the issuance of 352,423 shares of the Company’s common stock valued at $1,500. Accordingly, the operating results have been included in the Company’s consolidated financial statements since the date of acquisition. The fair market value of the assets acquired, was $5,419 and liabilities assumed totaled $493. The excess of cost over net assets acquired is being amortized on a straight-line basis over twenty years. Assets acquired included Rights to receive and other miscellaneous items. The terms of the two $1,000 convertible notes are as follows: (1) maturity date of June 30, 2002 and 2003, respectively; (2) interest accrues on unpaid principal amount of the notes at a rate equal to the prime rate plus 1%; and (3) notes may be converted to common shares by noteholder upon ten business days prior written notice to the Company (not less than $225 in principal per each election to convert). On July 20, 2001, the Company gave the required 15-day notice to the noteholders advising them of

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

its intention to prepay the notes. The principal of $2,000 and accrued interest of $15 were paid on August 6, 2001. Potomac did not elect to convert any portion of the principal into common stock.

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

(7)	Property and Equipment

Property and equipment consist of the following:

	December 31, 2002	December 31, 2001

Furniture and fixtures	$260	452
Office equipment	13,141	13,681
Website hardware and software applications	3,342	2,821
Leased equipment	244	244
Leasehold improvements	558	468

	17,545	17,666
Less accumulated depreciation and amortization	(9,732)	(9,187)

Total property and equipment	$7,813	8,479

Depreciation and amortization expense was  $1,212, $1,171, $4,072, $4,514 and $3,445 for the three months ended December 31, 2001 and 2000 unaudited, and the years ended December 31, 2002, September 30, 2001 and 2000, respectively.

(8)	Fair Values of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and notes payable approximate the carrying amounts at December 31, 2002 and 2001 due to the short maturity of these instruments.  The fair value of the rights to receive approximates the carrying value due to

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

their short-term nature. The fair value of the securities available for sale and short-term investments are based upon quoted market prices for these or similar instruments.

(9)	Stock Option and Warrant Summary

Stock Option Plans

In March 1996, the 1996 Long-Term Incentive Plan (the “1996 Plan”) was approved for adoption by the Company’s stockholders as a successor plan to the 1987 Stock Option and Rights Plan. The 1996 Plan was amended August 5, 1998 to allow for non-employee directors to choose to take directors fees in either cash or a current or deferred stock award. The Plan was most recently amended on March 7, 2002 to increase the number of shares of common stock that may be subjected to outstanding awards at any point in time to 3,505,966. Under the 1996 Plan, the Company may grant awards, which may include stock options, stock appreciation rights, restricted stock, deferred stock, stock granted as a bonus or in lieu of other awards, dividend equivalents and other stock based awards to directors, officers and other key employees and consultants of the Company.  Stock options granted under the 1996 Plan may not include more than 505,966 incentive stock options for federal income tax purposes.  The exercise price under an incentive stock option to a person owning stock representing more than 10 percent of the common stock must equal at least 110 percent of the fair market value at the date of grant. Options are exercisable beginning not less than one year after date of grant.  All options expire either five or ten years from the date of grant and each becomes exercisable in installments of 25 percent of the underlying shares for each year the option is outstanding, commencing on the first anniversary of the date of grant.

At December 31, 2002 and December 31, 2001 there were 1,110,666 and 54,791 shares available for grant under the 1996 Stock Plan, respectively.  The per share weighted average fair value of stock options granted during the years ended December 31, 2002, September 30, 2001 and 2000 and for the three months ended December 31, 2001 and 2000 (unaudited) was approximately $4.38, $2.05, $2.71, $0 and $2.61 respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: 2002 no dividend yield, risk-free interest rate of 4.03%, volatility of 0.6589, and expected lives ranging from five to ten years; 2001 no dividend yield, risk-free interest rate of 4.47%, volatility of 0.6745, and expected lives ranging from five to ten years; and 2000 no dividend yield, risk-free interest rate or 6.75%, volatility of 0.7553, and expected lives ranging from five to ten years.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Stock option activity during the periods indicated is as follows:

	Within Plan Options		Non Plan Options

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Balance at September 30, 1999	1,261,093	4.34	—	—

Granted	971,600	3.89	—	—
Exercised	—	—	—	—
Cancellations	(155,000)	4.01	—	—

Balance at September 30, 2000	2,077,693	4.16	—	—

Granted	691,500	2.59	150,000	3.00
Exercised	(5,875)	2.88	—	—
Cancellations	(187,750)	4.13	—	—

Balance at September 30, 2001	2,575,568	3.75	150,000	3.00

Granted	45,000	3.60	—	—
Exercised	—	—	—	—
Cancellations	(4,675)	2.78	—	—

Balance at December 31, 2001	2,615,893	3.75	150,000	3.00

Granted	758,000	6.20	—	—
Exercised	(588,843)	3.58	—	—
Cancellations	(306,750)	3.65	—	—

Balance at December 31, 2002	2,478,300	4.57	150,000	3.00

Non plan options were issued to members of the board of directors.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable

Range Of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Average Exercise Price	Number Exercisable	Average Exercise Price

$ 2.38 to $ 2.50	569,000	7.82	2.50	274,000	2.50
$ 2.56 to $ 3.75	490,750	7.57	2.94	285,250	2.95
$ 4.06 to $ 4.35	439,275	7.62	4.25	192,475	4.24
$ 4.38 to $ 5.88	693,775	6.65	5.01	414,275	5.02
$ 7.28 to $ 15.00	435,500	7.36	8.19	88,000	9.85

Total	2,628,300	7.35	4.48	1,254,000	4.22

At December 31, 2002, December 31, 2001, December 31, 2000, September 30, 2001 and September 30, 2000, the number of options exercisable were 1,254,000, 1,298,943, 995,343, 1,159,243 and 1,105,343, respectively, and the weighted-average exercise price of those options was $4.22, $4.17, $3.81, $4.34 and $4.77, respectively.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Warrants

A summary of warrants outstanding at December 31, 2002, is as follows:

	Warrant Shares	Warrant Price Per Share	Expiration Date

Balance at September 30, 1998	1,200,000	$6.00 - $8.00	March 3, 2003
Warrants issued	—

Balance at September 30, 1999	1,200,000

Warrants issued with Rights Offering (Note 9)	1,000,000	$2.48	November 9, 2004
Warrants issued with Private Placement (Note 5)	1,808,606	$5.93 - $7.30	April 28, 2005
Warrants issued with Private Placement (Note 5)	2,574,960	$5.93 - $7.30	April 28, 2005

Balance at September 30, 2000	6,583,566

Warrants issued	—

Balance at September 30, 2001	6,583,566

Warrants issued	—

Balance at December 30, 2001	6,583,566

Warrants issued	—
Warrants exercised	(1,102,872)	$6.00 - $8.00	March 3, 2003
Warrants exercised	(51,000)	$2.48	November 9, 2004
Warrants exercised	(504,110)	$5.93 - $7.30	April 28, 2005

Balance at December 30, 2002	4,925,584

As of December 31, 2002 all of the warrants are vested.  During the year ended December 31, 2002, 1,657,982 warrants were exercised resulting in the issuance of 556,414 shares of the Company’s common stock.

(10)	CEO Compensation Agreements

On September 26, 2002, the Board of Directors appointed fellow board member George S. Wiedemann as President and Chief Executive Officer. Mr. Wiedemann, who has been on the Company’s Board since 1998, will also continue to serve as a director. In addition to a base salary, Mr. Wiedemann’s employment agreement provides (i) for a annual bonus opportunity up to 100% of his base salary (ii) a lump sum severance payment of eighteen months base salary plus the greater of his guaranteed bonus for that year or the pro rata portion of the full bonus potential for that year plus continuation of certain benefits if there is a change in control of the Company (as defined) and his employment terminates (iii) an option to purchase 1,000,000 shares, granted on February 5, 2003, of the Company’s common stock with an exercise price of $9.58 and vesting equally over 4 years, with the first 25% vesting on September 30, 2003 (iv) a non-compete covenant in event he voluntarily or involuntarily leaves the Company’s employment, and (v) severance arrangements if terminated for any reason other than Cause.

Also, on September 26, 2002, Gene M. Henderson, the former President and Chief Executive Officer, resigned. As part of his severance agreement, Mr. Henderson is to receive cash payments of $1,500 which approximates twice his annual salary and bonus as well as continued health care coverage for the eighteen (18) month continuation period provided by COBRA, and thereafter, for an additional fifteen (15) months (that is, through June 26, 2005), provided Mr. Henderson is not employed with health insurance available as part of such employment. The net after tax impact on earnings of this agreement, after adjusting for previously recorded accrued bonuses, is $1,022 or $0.04 per diluted share and was recorded in its entirety during the third quarter of fiscal 2002. Mr. Henderson has also resigned from the Board of Directors.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

(11)	Income Taxes

Income tax provision (benefit) for the three months ended December 31, 2001 and 2000 and the years ended December 31, 2002, September 30, 2001 and 2000 is as follows:

	Year ended December 31,	Three months ended December 31,		Year ended September 30,

Total Provision	2002	2001	2000 (unaudited)	2001	2000

Current
U.S. federal	$3,452	$33	$—	$68	$—
State and local	656	38	—	17	—

Total Current	4,108	71	—	85	—

Deferred
U.S. federal	(4,581)	—	—	—	—
State and local	(855)	—	—	—	—
Total Deferred	(5,436)	—	—	—	—

Total Provision	$(1,328)	$71	$—	$85	$—

Income tax expense on income from continuing operations is different than the amount computed by applying the statutory federal income tax rate of 35% for the year ended December 31, 2002 and 34% for the three months ended December 31, 2001 and 2000 and the years ended September 30, 2001 and 2000, to income from continuing operations before income taxes because of the following:

	Year ended December 31,	Three months ended December 31,		Year ended September 30,

	2002	2001	2000 (unaudited)	2001	2000

Expected federal tax	$6,267	$394	$(304)	$483	$(2,643)
State and local taxes, net of federal income tax benefit	711	74	35	11	(307)
Valuation allowance change	(8,169)	(466)	269	(456)	3,087
Other	(137)	69	—	47	(137)

Total	$(1,328)	$71	$—	$85	$—

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

	December 31, 2002	December 31, 2001

Deferred tax assets:
Reserve for rights to receive losses	$4,472	$3,197
Net operating loss carryforward	—	4,337
Intangible assets	719	701
Unrealized loss on securities available for sale	—	50
Alternative minimum tax	—	146
Reserve for sales commissions	440	107
Other	732	112

Gross deferred tax assets	6,363	8,650
Less valuation allowance	—	(8,219)

Deferred tax assets	6,363	431

Deferred tax liabilities:
Property and equipment	868	431
Other	7	—

Deferred tax liabilities	875	431

Net deferred tax asset	$5,488	$—

As a result of the Company’s history of losses prior to fiscal 2001, the Company had maintained a valuation allowance on the net deferred tax asset that had resulted from net operating loss carryforwards and deductible temporary differences, principally the provision for Rights to receive losses.  At December 31, 2001, the valuation allowance was $8,219. During the current year, the Company evaluated the need to maintain a valuation allowance given its sustained level of profitability and expected continued profitable operating results, and determined that the valuation allowance would no longer be required. Of the net decrease in the valuation allowance for the year ended December 31, 2002, a decrease of $50, which was attributed to unrealized losses, was allocated to shareholders equity.

iDNE REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

(12)	Leases

The Company leases certain equipment and office space under long-term lease agreements. Future minimum lease payments under noncancelable leases as of December 31, 2002 are as follows:

Year ended December 31,	Amount

2003	$1,143
2004	497
2005	199
Thereafter	141

Total minimum lease payments	$1,980

Rent expense charged to operations was $250, $241, $1,071, $1,101, and $1,028 for the three months ended December 31, 2001 and 2000 and the years ended December 31, 2002, September 30, 2001 and 2000, respectively.

(13)	Related Party Transactions

The Company has a management agreement with EGI, an affiliate of Samstock, its largest stockholder, in which EGI provides investment advisory and other managerial services to the Company. The Company paid approximately  $63, $63, $250, $250, and $642 to EGI for these services during the three months ended December 31, 2001 and 2000 and the years ended December 31, 2002, September 30, 2001 and 2000, respectively.

In March 2002, the Company and Responsys Inc. (“Responsys”) entered into an agreement for Responsys to provide e-mail marketing services to the Company. The term of the agreement is from May 31, 2002 to May 31, 2004, and the anticipated payments to be made, based on the level of services provided for in the contract, total approximately $290 for the two years.  At the time the agreement was signed, George S. Wiedemann was the President, Chief Executive Officer, a Director, and a stockholder of Responsys. Prior to Mr. Wiedemann becoming the President and Chief Executive Officer of iDine, he had resigned as President and Chief Executive Officer of Responsys. Mr. Wiedemann remains a Director and stockholder of Responsys.

(14)	Business and Credit Concentrations

At December 31, 2002, the Company operated nine airline dining reward programs that offered frequent flyer miles as rewards. The following table illustrates our airline concentration as a percentage of total accounts and gross dining sales:

	Year ended December 31,	Three months ended December 31,		Year ended September 30,

	2002	2001	2000	2001	2000

			(unaudited)
Percentage of airline accounts to total accounts	64%	74%	73%	74%	68%
Percentage of total sales coming from airline members	57%	47%	42%	46%	40%

iDNE REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

(15)	Litigation

The Company is involved in various legal proceedings. While it is not currently possible to predict or determine the outcome of these proceedings, it is the opinion of management that the outcomes will not have a material adverse effect on the Company’s financial position or liquidity.

(16)	Commitment

On November 16, 2001, the Company extended its relationship with Frank Felix & Associates, LTD (“FFA”) by entering into a three-year agreement. FFA will continue to consult and provide information technology services and provide a backup servicing facility for the Company. FFA’s fees are limited according to the fixed charges described below:

Year ended December 31,	Amount

2003	$2,940
2004	2,205

Total commitment	$5,145

For the year ended December 31, 2002, and the three months ended December 31, 2001, the Company paid $3,375 and $825, respectively, to FFA for consulting and information technology services.

(17)	Subsequent Events

On January 16, 2003, the Company terminated the employment of Richard Carolan, the Executive Vice President of Restaurant Sales.  As part of his termination agreement, Mr. Carolan will receive cash payment of $282 as well as continued health care coverage for a defined period. Also, as part of his original employment agreement, all unvested options issued to Mr. Carolan vest immediately if he is terminated for any reason other than cause. Mr. Carolan had 225,000 options with a strike price of $7.49 outstanding at his termination date.

iDNE REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

(18)	Selected Quarterly Financial Data (Unaudited)

	(a)	Selected quarterly financial data is as follows:

	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002

Gross dining sales	$85,482	81,251	65,391	56,971
Operating revenue	22,939	22,161	18,774	16,367
Operating income	5,930	5,936	4,344	3,690
Income before income tax	5,497	5,515	3,878	3,017
Income tax provision (benefit)	825	1,523	(3,595)	(81)
Net income	$4,672	3,992	7,473	3,098
Earnings per share:
Basic	$0.22	0.19	0.42	0.18
Diluted	$0.20	0.16	0.31	0.15

	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002

Gross dining sales	$50,629	47,584	49,435	49,037
Operating revenue	13,794	13,759	14,011	13,666
Operating income	1,685	1,705	1,796	1,786
Income before income tax	1,156	1,029	826	457
Income tax provision	71	85	—	—
Net income	$1,085	944	826	457
Earnings per share:
Basic	$0.05	0.04	0.03	0.01
Diluted	$0.05	0.04	0.03	0.01

iDINE REWARDS NETWORK AND SUBSIDIARIES
Schedule II-Valuation and Qualifying Accounts
(in thousands)

	Balance, beginning of year	Charged to expenses	Write-offs	Other Adjustments		Balance, end of year

Rights to receive
Allowance for doubtful merchant accounts:
Year ended December 31, 2002	$9,328	15,198	(8,574)	(2,460	)(2)	13,492

Three-month transition period ended December 31, 2001	$10,114	3,016	(3,802)	—		9,328

Year ended September 30, 2001	$12,745	8,586	(8,986)	(2,231	)(1)	10,114

Year ended September 30, 2000	$14,872	7,391	(9,518)	—		12,745

Notes:

(1)          Relates primarily to the termination of exclusivity agreement with GEFA

(2)          Reclassed to merchant receivables

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information called for by Item 10 is set forth under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2003 Proxy Statement, which is incorporated herein by this reference.

Item 11. Executive Compensation

Information called for by Item 11 is set forth under the heading “Executive Compensation” in our 2003 Proxy Statement, which is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information called for by Item 12 is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2003 Proxy Statement, which is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

Information called for by Item 13 is set forth under the heading “Certain Relationships and Related Transactions” in our 2003 Proxy Statement, which is incorporated herein by this reference.

Item 14. Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of a date within 90 days of this annual report was carried out by the company under the supervision and with the participation of the Company’s management, including the Chief Executive Office and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures have been designed and are effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of the Company’s internal controls, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

The following documents are being filed as part of this Report:

(a)(1)	Financial Statements:
iDine Rewards Network Inc.
See “Index to Financial Statements” contained in Part II, Item 8.

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

3.2

Certificate of Designations relating to the Series A Convertible Redeemable Preferred Stock, as filed with the Delaware Secretary of State on November 9, 1999. (Filed as Exhibit 3.5 to iDine’s Registration Statement on Form S-2 (registration no. 333-84947), and incorporated by reference thereto).

3.3	By-Laws of iDine Rewards Network Inc., as revised November 19, 2002.

4.1

First Amended and Restated Receivables Purchase Agreement, dated as of May 17, 2001, among Transmedia Network Inc.,  iDine Restaurant Group Inc., Transmedia Service Company Inc., and RTR Funding LLC, as purchaser. (Filed as Exhibit 4.1 to Transmedia’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated by reference thereto).

4.2

Form of Series A Convertible Redeemable Preferred Stock certificate. (Filed as Exhibit 4.1 to Transmedia’s Registration Statement on Form S-2 (registration no. 333-84947), and incorporated by reference thereto).

4.3

Form of Rights Agreement between Transmedia Network Inc. and American Stock Transfer & Trust Company, as subscription agent. (Filed as Exhibit 4.2 to Transmedia’s Registration Statement on Form S-2 (registration no. 333-84947), and incorporated by reference thereto).

4.4

Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C., and, with respect to Section 5 of the Agreement only, Robert M. Steiner, as trustee under declaration of trust dated March 9, 1983, as amended, establishing the Robert M. Steiner Revocable Trust. (Filed as Exhibit 4.3 to Transmedia’s Registration Statement on Form S-2 (registration no. 333-84947), and incorporated by reference thereto).

4.5	Investment Agreement, dated as of April 28, 2000. Filed as Exhibit 4.5 to Transmedia’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated by reference thereto).

4.6

Termination of Co-Sale and Voting Agreement, dated as of April 28, 2000, by and among Transmedia Network Inc., Samstock, L.L.C., Minotaur Partners II, L.P., Value Vision International Inc., Dominic Mangone and Raymond Bank. (Filed as Exhibit 4.6 to Transmedia’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated by reference thereto).

4.7

Investment Agreement, dated as of April 28, 2000, by and among Transmedia Network Inc., Gene M. Henderson, Herbert M. Gardner, James M. Callaghan, Gregory J. Robitaille, John A. Ward III, George S. Weidemann, Christine M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman, Samstock, L.L.C. and Thomas J. Litle. (Filed as Exhibit 4.7 to Transmedia’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated by reference thereto).

4.8	First Amendment to Investment Agreement dated April 28, 2000 among iDine Rewards Network Inc., Samstock, L.L.C., Minotaur Partners II, L.P., Value Vision International Inc., Dominic Mangone and Raymond Bank.

4.8

Termination of Co-Sale and Voting Agreement, dated as of April 28, 2000, by and among Transmedia Network Inc., Gene M. Henderson, Herbert M. Gardner, James M. Callaghan, Gregory J. Robitaille, John A. Ward III, George S. Weidemann, Christine M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman, Samstock, L.L.C. and Thomas J. Litle. (Filed as Exhibit 4.8 to Transmedia’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated by reference thereto).

4.9

Modification to Investment Agreement dated April 28, 2000, by and among Transmedia Network Inc., Gene M. Henderson, Herbert M. Gardner, James M. Callaghan, Gregory J. Robitaille, John A. Ward III, George S. Weidemann, Christine M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman, Samstock, L.L.C. and Thomas J. Litle.

4.10

Termination of Investment Agreement dated April 28, 2000, by and among Transmedia Network Inc., Gene M. Henderson, Herbert M. Gardner, James M. Callaghan, Gregory J. Robitaille, John A. Ward III, George S. Weidemann, Christine M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman, Samstock, L.L.C. and Thomas J. Litle.

10.3	Form of Warrant to Purchase Shares of Common Stock (Filed as Exhibit 4.15 to the registration statement on Form S-3 (registration no. 333-49366), and incorporated by reference thereto).

10.5

Form of Warrant to Purchase Shares of Common Stock of Transmedia Network Inc. (Filed as Exhibit 4.17 to the registration statement on Form S-3 (registration no. 333-49366), and incorporated by reference thereto).

10.9

Credit Agreement, dated as of June 30, 1999, between Transmedia Network Inc. and The Chase Manhattan Bank. (Filed as Exhibit 10.4 to Transmedia’s Current Report on Form 8-K filed on July 14, 1999, and incorporated by reference thereto).

10.10

Security Agreement, dated as of June 30, 1999, between Transmedia Network Inc. and The Chase Manhattan Bank. (Filed as Exhibit 10.5 to Transmedia’s Current Report on Form 8-K filed on July 14, 1999, and incorporated by reference thereto).

10.11

Pledge Agreement, dated as of June 30, 1999, between Transmedia Network Inc. and The Chase Manhattan Bank. (Filed as Exhibit 10.6 to Transmedia’s Current Report on Form 8-K filed on July 14, 1999, and incorporated by reference thereto).

10.12

Credit Agreement, dated as of June 30, 1999, between GAMI Investments, Inc., Transmedia Network Inc., Transmedia Restaurant Company Inc., Transmedia Service Company Inc. and TMNI International Incorporated. (Filed as Exhibit 10.7 to Transmedia’s Current Report on Form 8-K filed on July 14, 1999, and incorporated by reference thereto).

10.13*	1987 Stock Option and Rights Plan, as amended. (Filed as Exhibit 10.2 to Transmedia’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated by reference thereto).

10.14*

Form of Stock Option Agreement (as modified) between iDine Rewards Network Inc. and certain Directors. (Filed as Exhibit 10.3 to Transmedia’s Annual Report on Form 10-K/A-2 for the fiscal year ended September 30, 1997 and incorporated by reference thereto).

10.15

Stock Purchase and Sale Agreement, dated as of November 6, 1997, among Transmedia Network Inc., Samstock, L.L.C. Transmedia Investors L.L.C. (Filed as Exhibit 10.1 to Transmedia’s Current Report on Form 8-K dated as of November 6, 1997, and incorporated by reference thereto).

10.16	Form of Warrant to purchase Common Stock. (Filed as Exhibit 10.2 to Transmedia’s Current Report on Form 8-K dated as of March 17, 1998 and incorporated by reference thereto).

10.17

Amended and Restated Agreement Among Stockholders Agreement, dated as of March 3, 1998, among Transmedia Network Inc., Samstock, L.L.C. , EGI-Transmedia Investors L.L.C., Melvin Chasen, Iris Chasen and Halmstock Limited Partnership. (Filed as Exhibit 10.5 to Transmedia’s Current Report on Form 8-K filed on March 17, 1998 and incorporated by reference thereto).

10.18

Stockholders Agreement, dated as of March 3, 1998, Transmedia Network Inc., EGI- Transmedia Investors, L.L.C., Samstock, L.L.C. and Melvin Chasen and Halmstock Limited Partnership. (Filed as Exhibit 10.6 to Transmedia’s Current Report on Form 8-K filed on March 17, 1998 and incorporated by reference thereto).

10.19*

Letter of Agreement, dated January 29, 1997, between Transmedia Network Inc. and Stephen E. Lerch. (Filed as Exhibit 10.28 to Transmedia’s Annual Report on Form 10-K/A-2 for the fiscal year ended September 30, 1997, and incorporated by reference thereto).

10.20*	Transmedia Network Inc. 1996 Long-Term Incentive Plan (including amendments through March 8, 2002).

10.21*

Termination Agreement, dated October 23, 2003, between iDine Rewards Network Inc., and Gene M. Henderson. (Filed as Exhibit 10.1 to iDine's Quarterly Report on Form 10-Q for the three months ended September 30, 2002, and incorporated by reference thereto).

10.22*

Employment Agreement, dated as of February 1, 2001, between Transmedia Network Inc. and Gregory J. Robitaille. (Filed as Exhibit 10.22 on iDine's Annual Report on Form 10-KT dated April 1, 2002 and incorporated by reference thereto).

10.23*

Employment Agreement, dated as of March 27, 2000, between Transmedia Network Inc. and Keith E. Kiper. (Filed as Exhibit 10.23 on iDine's Annual Report on Form 10-KT dated April 1, 2002 and incorporated by reference thereto).

10.24*	Employment Agreement, dated as of September 26, 2002, between iDine Rewards Network Inc. and George S. Wiedemann filed with this Form 10-K.

10.25

Standby Purchase Agreement, dated as of June 30, 1999, between Transmedia Network Inc. and Samstock, L.L.C. including Standby Agreement Warrant. Filed as Exhibit 1.1 to Transmedia’s Registration Statement. (Filed as Exhibit 1.1 to Transmedia’s Registration Statement on Form S-2 (registration no. 333-84947), and incorporated by reference thereto).

12	Statement regarding calculation of earnings to fixed charges.

14	Employee Code of Conduct for iDine Rewards Network Inc., effective November 19, 2002.

21	Subsidiaries of iDine Rewards Network Inc.

23.1	Consent of KPMG LLP

24	Power of Attorney (included in the signature page hereto).

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

B.	Reports on Form 8-K
We did not file any Form 8-K Current Reports during the fourth quarter of the fiscal year ended December 31, 2002.

C.	Exhibits:
See paragraph (a) (3) above for items filed as exhibits to this Annual Report on Form 10-K as required by Item 601 of Regulation S-K.

D.	Financial Statement Schedules:
See paragraphs (a) (1) and (a) (2) above for financial statement schedules and supplemental financial statements filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28 day of March 2003.

iDINE REWARDS NETWORK INC.

By:	/s/ GEORGE S. WIEDEMANN

Name:	George S. Wiedemann
Title:	President and Chief Executive Officer

Power Of Attorney

Each person whose signature appears below hereby authorizes and constitutes George S. Wiedemann and Stephen E. Lerch, and each of them singly, his true and lawful attorney-in-fact with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign and file any and all amendments to this report with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and he or she as the case may be hereby ratifies and confirms all that said attorney-in-fact or any of them, or their substitutes, may lawfully do or cause to be done virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant, iDine Rewards Network Inc., in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ SAMUEL ZELL	Chairman of the Board	March 26, 2003

Samuel Zell

/s/ GEORGE S WIEDEMANN	Director, President and	March 26, 2003
Chief Executive Officer
George S Wiedemann	(Principal Executive Officer)

/s/ STEPHEN E. LERCH	Executive Vice President	March 28, 2003
and Chief Financial Officer
Stephen E. Lerch	(Principal Financial and
Accounting Officer)

/s/ SHELI Z. ROSENBERG	Director	March 29, 2003

Sheli Z. Rosenberg

/s/ HERBERT M. GARDNER	Director	March 26, 2003

Herbert M. Gardner

/s/ JOHN A. WARD III	Director	March 27, 2003

John A. Ward III

/s/ RAYMOND GROSS	Director	March 26, 2003

Raymond A. Gross

/s/ F. PHILIP HANDY	Director	March 26, 2003

F. Philip Handy

/s/ LESTER WUNDERMAN	Director	March 26, 2003

Lester Wunderman

CERTIFICATION

I, Stephen E. Lerch certify that:

1.	I have reviewed this annual report on Form 10-K of iDine Rewards Network Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

	(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ STEPHEN E. LERCH

Stephen E. Lerch Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, George S. Wiedemann. certify that:

1.	I have reviewed this annual report on Form 10-K of iDine Rewards Network Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

	(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ GEORGE S. WIEDEMANN

George S. Wiedemann President and Chief Executive Officer

Exhibit Index

Exhibit Number	Description

3.3	By-Laws of iDine Rewards Network Inc., as revised November 19, 2002.

4.6	Termination of Co-Sale and Voting Agreement, dated as of April 28, 2000, by and among Transmedia Network Inc., Samstock, L.L.C., Minotaur Partners II, L.P., Value Vision International Inc., Dominic Mangone and Raymoned Bank. (Filed as Exhibit 4.6 to Transmedia’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated by reference thereto).

4.8	First Amendment to Investment Agreement dated April 28, 2000 among iDine Rewards Network Inc., Samstock, L.L.C., Minotaur Partners II, L.P., Value Vision International Inc., Dominic Mangone and Raymond Bank.

10.24	Employment Agreement, dated as of September 26, 2002, between iDine Rewards Network Inc. and George S. Wiedemann filed with this Form 10-K.

12	Statement regarding calculation of earnings to fixed charges.

14	Employee Code of Conduct for iDine Rewards Network Inc., effective November 19, 2002.

23.1	Independent Certified Public Accountants’ Consent

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer