Form 10-Q
period 2003-03-31
IDINE REWARDS NETWORK INC
filed 2003-05-15
CIK 78536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 2003

or

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

            305-892-3343

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

As of May 7, 2003, there were 22,411,408 shares of the Registrant’s $.02 par value common stock outstanding.

I N D E X

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

	March 31, 2003	December 31, 2002*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,366	$8,266
Short term investments	1,702	1,183
Accounts receivable, net	7,179	6,178
Rights to receive, net	108,400	111,962
Deferred income taxes	5,537	5,537
Prepaid expenses and other current assets	1,890	1,150

Total current assets	135,074	134,276
Property and equipment, net	7,889	7,813
Other assets	332	383
Excess of cost over net assets acquired	9,671	9,671

Total assets	$152,966	$152,143

Liabilities and Shareholders’ Equity
Current liabilities:
Secured non-recourse revolving debt	60,000	60,000
Accounts payable—Rights to receive	13,496	17,009
Accounts payable—trade	14,589	13,951
Accrued expenses and other	3,763	6,311
Deferred membership fee income	2,143	2,216
Deferred income taxes	1,160	49

Total current liabilities	95,151	99,536
Other long-term liabilities	346	206

Total liabilities	95,497	99,742

Shareholders’ equity :
Preferred stock, par value $0.10 per share (1,000 shares authorized; none issued and outstanding)	—	—
Preferred stock—Series A, senior convertible redeemable, par value $0.10 per share; authorized 10,000 shares; issued 0 and 1,330 shares, respectively, and outstanding 0 and 1,218 shares, respectively	—	133
Common stock, par value $0.02 per share; authorized 70,000 shares; issued 22,327 and 20,530 shares, respectively, and outstanding 22,045 and 20,381 shares, respectively	447	411
Additional paid-in capital	50,351	48,573
Cumulative other comprehensive income	2	4
Retained earnings	8,879	5,490
Treasury stock, at cost (282 and 260 shares, respectively)	(2,210)	(2,210)

Total shareholders’ equity	57,469	52,401

Total liabilities and shareholders’ equity	$152,966	$152,143

*	The balance sheet at December 31, 2002 is derived from the registrant’s audited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three months ended March 31, 2003 and 2002

(unaudited)

(in thousands, except earnings per share)

	2003	2002
Operating revenue:
Gross dining sales	$82,595	$56,971
Cost of sales	44,237	31,019
Member rewards and savings	16,867	11,064

Net revenue from dining sales	21,491	14,888
Membership and renewal fee income	1,346	1,412
Other operating revenue	41	67

Total operating revenues	22,878	16,367

Operating expenses:
General and administrative	4,871	4,060
Salaries and benefits	4,833	4,639
Sales commission and expense	3,903	1,582
Printing and postage	1,777	1,251
Member and merchant marketing expenses	1,625	1,145

Total operating expenses	17,009	12,677

Operating income	5,869	3,690
Other income (expense):
Interest and other investment gain (loss)	33	(69)
Interest expense and financing cost	(439)	(604)

Income before income taxes	5,463	3,017
Income tax expense (benefit)	2,074	(81)

Net income	$3,389	$3,098

Net income per share of common stock:
Basic	$0.16	$0.18

Diluted	$0.14	$0.15

Weighted average number of common and common equivalent shares outstanding:
Basic	21,597	15,827

Diluted	23,884	21,103

See accompanying notes to unaudited consolidated financial statements.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Three months ended March 31, 2003 and 2002

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	2003	2002
Cash flows from operating activities:
Net income	$3,389	$3,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,099	1,073
Amortization of deferred financing cost	63	171
Deferred income taxes	2,074	—
Provision for losses on Rights to receive	4,215	3,214
Changes in assets and liabilities:
Accounts receivable	(1,001)	(1,694)
Rights to receive	(4,166)	(5,871)
Prepaid expenses and other current assets	(738)	(228)
Other assets	(12)	61
Accounts payable	1,193	2,494
Income taxes	(1,214)	—
Accrued expenses and other	(2,286)	183
Deferred membership fee income	(73)	(336)

Net cash provided by operating activities	2,543	2,165

Cash flow from investing activities:
Additions to property and equipment	(1,175)	(1,017)
Increase in short term investments	(519)	(1,485)
Increase in restricted deposits and investments	140	(18)

Net cash used in investing activities	(1,554)	(2,520)

Cash flows from financing activities:
Dividends paid	(15)	(298)
Conversion of warrants and options for common stock, net	1,259	148
Conversion of preferred stock	(133)	(1)

Net cash provided by (used in) financing activities	1,111	(151)

Net increase (decrease) in cash	2,100	(506)
Cash and cash equivalents:
Beginning of the period	8,266	13,957

End of the period	$10,366	$13,451

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	317	410

Income taxes	1,001	—

Dividends	55	—

See accompanying notes to unaudited consolidated financial statements.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except per share data)

(1)	Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 have been made. Certain prior period amounts have been reclassified to conform with the current period’s presentation. Operating results for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the iDine Rewards Network Inc. (formerly Transmedia Network Inc.) and its subsidiaries Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2003, and all other iDine Rewards Network Inc. filings filed with the SEC through the date of this report. The balance sheet as of December 31, 2002 was derived from the registrant’s audited consolidated financial statements.

Cost of sales is composed of the cost of Rights to receive sold, related transaction processing fees and provision for Rights to receive losses.

(2)	Employment Agreements

On September 26, 2002, the Board of Directors appointed fellow board member George S. Wiedemann as President and Chief Executive Officer. Mr. Wiedemann, who has been on the Company’s Board since 1998, will also continue to serve as a director. In addition to a base salary, Mr. Wiedemann’s employment agreement provides (i) for an annual bonus opportunity up to 100% of his base salary (ii) a lump sum severance payment of eighteen months base salary plus the greater of his guaranteed bonus for that year or the pro rata portion of the full bonus potential for that year plus continuation of certain benefits if there is a change in control of the Company (as defined) and his employment terminates (iii) an option to purchase 1,000,000 shares, granted on February 5, 2003, of the Company’s common stock with an exercise price of $9.58 and vesting equally over 4 years, with the first 25% vesting on September 30, 2003 (iv) a non-compete covenant in event he voluntarily or involuntarily leaves the Company’s employment, and (v) severance arrangements if terminated for any reason other than Cause.

The options issued to Mr. Wiedemann to purchase the 1,000,000 shares of the Company’s common stock was divided as follows: 250,000 shares of common stock within the Company’s Long Term Incentive Plan (the “Plan”) and 750,000 shares of common stock outside the Plan.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except per share data)

Also, effective January 16, 2003, Richard Carolan, the Executive Vice President of Restaurant Sales resigned. As part of his severance agreement, Mr. Carolan will receive payments of $282 as well as continued health care coverage for a defined period. Also, as part of his original employment agreement, all unvested options issued to Mr. Carolan vest immediately if termination occurs for any reason other than cause. Mr. Carolan had 225,000 options with a strike price of $7.49 outstanding at his severance date. On April 9, 2003, Mr. Carolan excercised options to purchase 168,750 shares of the Company’s common stock.

(3)	Certain Relationships and Related Transactions

On March 31, 2003, the Company entered into an office lease agreement with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture. The lease provided for up to 10,000 square feet of office space at 2 North Riverside Plaza, Chicago, Illinois. The term of the lease is from April 1, 2003 through March 30, 2009 and the future minimum lease obligation for this property is as follows:

Year ended December 31,	Amount
2003	$139
2004	189
2005	194
2006	199
Thereafter	254

Total minimum lease payments	$975

This office space is currently undergoing improvements. Two North Riverside Plaza Joint Venture is a limited partnership comprised of trusts established for the benefit of the family of Samuel Zell, iDine’s Chairman of the Board of Directors.

In addition to the office lease, the Company signed a Letter of Agreement with Equity Group Investments, LLC. (“EGI”) for administrative services for the period April 1, 2003 through December 31, 2003 or until the improvements are completed on the office space referenced in the lease agreement mentioned above. The administrative services consist of rent for temporary office space, utilities, building and mailroom services and basic office supplies and will be in effect until iDine takes possession of the property mentioned above. The maximum annual cost for the administrative services is $138, and the monthly cost will be pro rated based on the percentage of actual occupancy. Samuel Zell serves as Chairman of EGI.

(4)	Securitization of Rights to Receive

The Company’s $80 million revolving securitization of its combined Rights to receive is privately placed through two asset backed commercial paper conduits. Borrowing capacity under the facility is recalculated weekly based on a formula driven advance rate applied to the current balance of Rights to receive that is eligible to be securitized. The advance rate is determined based on recent sales trends and months on hand of Rights to receive. Outstanding borrowings under the facility at March 31, 2003 were $60,000. Based on the level of eligible Rights to receive at that date, the Company had $20,000 available for borrowing, the full amount remaining under the securitization facility.

The conduit requires that a liquidity facility be provided by an A1/P1 rated financial institution in the amount equal to 102% of the securitization amount. This liquidity facility must be renewed annually. JPMorgan Chase and BMO Nesbitt Burns Corp both act as 50 percent co-purchasers on the $80 million facility. The credit agreement was renewed on May 14, 2003 for a new 364-day renewable term and the Company paid fees of $500 which will be amortized over the renewable term. JPMorgan Chase and BMO Nesbitt Burns Corp will both continue to act as 50 percent co-purchasers on the facility, and the facility limit was increased to $100 million. In addition, JPMorgan Chase has added to the terms that if there are any change in accounting standards or issuance of pronouncements released by any accounting body, or any change in interpretation or application of existing or future accounting standards that in the judgement of JPMorgan Chase causes or requires the consolidation of assets and liabilities of its conduit with the assets and liabilities of JPMorgan Chase, the program fee rate will increase from 0.85% to no more than 1.50% of the facility limit. There were no other material changes to the terms of the facility.

The facility provides

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except per share data)

various restrictive covenants regarding collateral eligibility, concentration limitations and also requires the Company to maintain net worth of at least $24,000. At March 31, 2003, the Company was in compliance with these covenants.

The interest rate applicable to the facility is the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper (“CP”) having a term equal to the related CP tranche period that may be sold by any placement agent or commercial paper dealer selected by the conduit on the first day of such CP tranche period, plus the amount of any placement agent or commercial paper dealer fees and commissions incurred or to be incurred in connection with such sale. For the three-month periods ended March 31, 2003, the effective interest rate for the facility was 2.9% per annum, respectively.

(5)	Conversion of Preferred Stock

Consistent with the terms of the Series A Convertible Preferred Stock, the Company gave notice to holders on December 24, 2002 of its intention to exercise its right to convert all of its issued and outstanding shares of Series A Convertible Preferred Stock into shares of the Company’s Common Stock. On January 23, 2003, 1,329 shares of the Company’s Series A Preferred Stock, the remaining amount issued and outstanding, were converted into 1,586 shares of the Company’s common stock. Each share of the Series A Preferred Stock was converted into 1.19316 shares of common stock. Each holder of record of the Series A Preferred Stock on January 23, 2003 also received a partial quarterly cash dividend pro-rated for the period from January 1, 2003 through January 23, 2003.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except per share data)

(6)	Income per Common and Common Equivalent Share

Basic and diluted net income per share was computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock and common stock equivalents outstanding for each period presented.

	Three months ended
	03/31/03	03/31/02
Net income	$3,389	$3,098
Series A Preferred Stock dividends	(15)	(298)

Net income available to common stockholders	$3,374	$2,800

Weighted average number of common and common equivalent shares outstanding
Basic	21,597	15,827
Series A Preferred Stock	394	4,047
Stock options	869	810
Warrants	1,024	419

Diluted	23,884	21,103

Net income per share
Basic EPS	$0.16	$0.18

Diluted EPS	$0.14	$0.15

The 2003 earnings reflect the Company’s fully taxable status whereas the three-month period ending March 31, 2002 results did not provide for any taxes due to the availability of previous years net operating loss carryforwards. Earnings per share for the three-month period ending March 31, 2002, assuming a fully taxable position and statutory tax rates, would have been $0.09 per fully diluted share.

The Company has elected to continue to comply with Accounting Principles Board Opinion (APB) No. 25 to account for stock options and accordingly, no compensation expense has been recognized in the financial statements. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards (SFAS) No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below:

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except per share data)

	Three months ended March 31,
	2003	2002
Net income
As reported	$3,389	$3,098
Employee stock option compensation expense	(1,178)	(513)

Pro forma	$2,211	$2,585

Net income per Common and Common Equivalent Share (Diluted)
As reported	$0.14	$0.15
Employee stock option compensation expense	(0.05)	(0.02)

Pro forma	$0.09	$0.13

The Company uses the Black-Scholes valuation model for estimating the fair value of options granted. The following represents the estimated fair value of options granted and the weighted-average assumptions used for calculation:

	Three months ended March 31,
	2003	2002
Weighted average estimated fair value per option granted	$9.40	$6.07
Average exercise price per option granted	$9.33	$6.07
Stock volatility	52.3%	65.2%
Risk-free interest rate	3.83%	4.03%
Expected option life in years	10	10
Expected stock dividend yield	0%	0%

(7)	Recently Issued Accounting Pronouncements

In June 2001, the FASB Issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires a company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. A company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt SFAS No. 143 on January 1, 2003. The Company does not have asset retirement obligations and the adoption of SFAS No. 143 did not have an impact on the Company’s financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Whereas, under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. As such, the Company adopted the provisions of SFAS 146 effective January 1, 2003. The adoption of these provisions has not had an impact on our financial statements.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except per share data)

Indebtedness of Others.” FIN No. 45 clarifies and expands existing disclosure requirements for guarantees, including loan guarantees, and clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of the disclosure requirements of FIN No. 45 during 2002, as well as the initial recognition and initial measurement provisions of FIN No. 45 in 2003, did not have an impact on our financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Since the Company is continuing to account for stock-based compensation according to APB 25, the adoption of SFAS No. 148 in the first quarter of 2003 requires the Company to provide prominent disclosures about the effects of FAS 123 on reported income and required it to disclose these effects in the interim financial statements (see note 6).

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51.” FIN No. 46 clarifies rules for consolidation of special purpose entities. FIN No. 46 is effective for variable interest entities created after January 31, 2003 and to variable interest entities in which a Company receives an interest after that date. This pronouncement is effective on July 1, 2003 for variable interest entities acquired before February 1, 2003. The Company does not expect the adoption of FIN No. 46 to have a significant impact on its financial statements.

In November 2002, the EITF issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Management believes the adoption of EITF 00-21 will not have a significant effect on the Company’s results of operations or its financial condition.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except per share data)

(8)	Comprehensive Income

The Company’s comprehensive income is as follows:

	Three months ended March 31,
	2003	2002
Net income	$3,389	$3,098
Other comprehensive income, net of taxes
Unrealized holding losses on securities available for sale	(2)	(130)

Total comprehensive income	$3,387	$2,968

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

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

We continually evaluate whether events and changes in circumstances warrant the recognition of an impairment loss of unamortized goodwill. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our dining programs, a change in the competitive environment and other industry and economic factors. Recoverability of an asset is measured by comparison of its carrying amount to the expected future cashflows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected cashflows and, should different conditions prevail or judgments to be made, material write-down of goodwill could occur.

We adopted SFAS No. 142 in the first quarter of 2002. With the adoption of SFAS No. 142, we assessed the impact based on a two-step approach to assess goodwill based on applicable reporting units and reassessed any intangible assets, including goodwill, recorded in connection with our previous acquisitions. There were no impairment charges recorded as a result of our assessments. As of March 31, 2003, we had unamortized goodwill of $9,671.

The Company recognizes gross dining sales as revenue when our members transact in one of our participating merchants. Revenue is only recognized if the member transaction qualifies in accordance with the rules of the particular marketing program. The amount of revenue recognized is that portion of the total spending by the member that the Company is entitled to receive in cash, in accordance with the terms of the contract with the merchant. For the typical cash advance based contract where we have acquired or prepaid for food and beverage credits or other services on a wholesale basis, we often leave some portion of the member’s spend with the merchant to provide liquidity for payment of sales tax and tips. For example, if the total spend by the member is one hundred dollars at our participating merchants, as evidenced by the full amount of the credit card transaction, and our contract provides for us to leave behind 20%, the amount of gross dining sales recognized is eighty dollars representing what we will actually realize in cash. Similarly, for members’ transactions at merchants in the revenue management program where we have not advanced cash and the rewards or savings may vary by the time of day or day of the week, revenue is only recognized to the extent that we are contractually entitled to receive cash for a portion of the member’s spend. The same one hundred dollar transaction referred to above in a revenue management merchant may only yield thirty dollars in cash to be realized; however, there is no cash advanced, the transaction has less risk, and there is no cost of the rights to receive sold.

Fee income, which is now principally renewal fees from the cash reward iDine Prime members, is recognized over the membership period, usually twelve months beginning in the month the fee is received. Cardholder membership fees are cancelable and refunded to members, if requested, on a pro rata basis based on the remaining portion of the membership.

The forward-looking information set forth in this Form 10-Q is as of its filing date with the SEC,, and we undertake no duty to update this information. Should events occur subsequent to make it necessary to update the forward-looking information contained in this Form 10-Q, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-Q,, an earnings release included as an exhibit to a Form 8-K, or in a Form 8-K, each of which will be available at the SEC’s website at www.sec.gov.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

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

(a)	Net Dining Revenue—Comparison of three months ended March 31, 2003 and 2002

	2003			2002
	RTR	NON-RTR	TOTAL	RTR	NON-RTR	TOTAL
Qualified member dining spend	$100,011	$21,236	$121,247	$69,334	$9,310	$78,644
Sales yield	76.6%	28.1%	68.1%	78.0%	31.3%	72.4%
Gross dining sales	76,619	5,976	82,595	54,053	2,918	56,971
Cost of RTR	39,730	—	39,730	27,692	—	27,692
Provision for RTR losses	4,221	—	4,221	3,198	—	3,198
Processing fee	265	21	286	114	15	129

Total cost of sales	$44,216	$21	44,237	$31,004	$15	31,019

Member rewards and savings			16,867			11,064

Net dining revenue			$21,491			$14,888

RTR             – Rights to receive

NON-RTR  – represents sales where there was no cash advanced to the merchant (i.e. arrears and revenue management)

Results of operations—Comparison of three months ended March 31, 2003 and 2002 (in thousands except average ticket)

Qualified member dining spend in our participating restaurants for the three months ended March 31, 2003 was $121,247, an increase of $42,603 or 54.2%, over the comparable period in the prior year. During the period, our enrolled accounts increased from 8.5 million at March 31, 2002 to 13.2 million at March 31, 2003, while participating merchants increased from approximately 7.8 at March 31, 2002 to approximately 10.3 at March 31, 2003. The average dining ticket decreased from $52.84 for the three months ended March 31, 2002, to $51.54 for the same period in 2003. Favorably impacting the increased dining spend during the periods were the increase in the number of dining transactions from 1,488 for the three months ended March 31, 2002, to 2,353 for the same period in 2003. This increase resulted in the higher overall spend for the three months ended March 31, 2003 versus the same period in the prior year.

Sales yield, which represents gross dining sales as a percentage of qualified member dining spend, decreased from 72.4% for the three months ended March 31, 2002 to 68.1% for the three months ended March 31, 2003. The difference in the sales yield reflects the various propositions

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

(amounts in thousands except per share data)

available to our participating merchants. Under our typical cash advance plan, the merchant receives cash in advance for food and beverage credits, customarily in the ratio of 1:2. Gross dining sales are recognized as the portion of the ticket recovered from the merchant, typically 80%. The 20% is left with the merchants to provide the merchant with liquidity for items such as sales tax and tips. In this example, our sales yield would be 80%. The sales yield is affected not only by the percentage of the dining ticket (spend) left behind in our cash advance deal, but also by the amount of spend associated with our revenue management and arrears plan deals (non-Rights to receive plans). Non-Rights to receive spend increased 128.1% to $21,236 when comparing the three months ended March 31, 2003 with the same period in the prior year. In these performance-based plans, the merchant receives no cash advance. When a member dines at these establishments, we receive between 15% and 35% of the transaction from the merchant. Sales yield on non-RTR transactions decreased from 31.3% for the three months ended March 31, 2002 to 28.1% for the three months ended March 31, 2003. While the actual cash received, and therefore the sales recognized from these transactions is less than the cash advance plan, we have neither the cost of capital nor a material credit risk for these merchants.

Gross dining sales for the three months ended March 31, 2003 were $82,595, an increase of $25,624 or 45.0%, over the same period in the prior year. The primary reason for the increased sales was the expansion of almost all our airline relationships to include greater numbers of active members and accounts from existing airline partners such as United Airlines, Delta Airlines, Continental Airlines and American Airways. Other significant sales increases when comparing the three months ended March 31, 2003 to the same period in the prior year were generated from loyalty programs such as Upromise, Priority Club Rewards Dining, and Travelocity as well as through our corporate card program which includes corporations such as Pfizer Inc., Merck & Co., Ernst & Young LLP and Novartis.

All territories recorded increased sales when comparing the three months ending March 31, 2003 with the same periods in the prior year. We continue to expect increasing sales with the addition of members and restaurants in all sales territories as well as planned marketing activities in the upcoming quarters.

Cost of sales increased by $13,218 or 42.6% when comparing the three months ended March 31, 2003 to the same period in the prior year which is attributable to the overall increase in sales. However, as a percentage of sales, cost of sales varied from 54.4% for the three months ended March 31, 2002 to 53.6% for the three months ended March 31, 2003. The decrease is the result of an increase in non-RTR sales as a percentage of overall dining sales from 5.1% for the three months ended March 31, 2002 to 7.2% for the three months ended March 31, 2003. There are no cost of sales (Rights to receive costs) associated with these sales and therefore the higher non-RTR sales result in a lower overall cost of sales as a percentage of gross dining sales. Also contributing to the decrease in cost of sales as a percentage of sales, is the decrease in the provision for Rights to receive losses from 5.6% of gross dining sales for the three months ended March 31, 2002 to 5.1% of gross dining sales for the three months ended March 31, 2003. Since Non-RTR sales do not involve the advancing of cash, a lower provision is assigned to those sales. The higher Non-RTR sales for the three months ended March 31, 2003

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

(amounts in thousands except per share data)

versus the three months ended March 31, 2002 would result in the provision decreasing as a percentage of total gross sales for the 2003 period.

Member savings and rewards increased $5,803 or 52.4% when comparing the three months ended March 31, 2003 with the same period in the prior year. As a percentage of sales, member savings and rewards increased from 19.4% during the three months ended March 31, 2002 to 20.4% during the comparable period ended March 31, 2003. The increase was mainly the result of an increase in non-RTR sales. Member rewards and savings represent a greater percentage of non-RTR sales than on RTR sales due to the lower yield on the non-RTR sales. In addition, non-RTR sales yield during the 2003 period was lower at 28.1% of qualified spend than in the same quarter in 2002 at 31.3%. This also contributed to the higher rate of rewards on non-RTR sales in the current quarter versus the same quarter last year.

Membership and renewal fee income for the three-month period ended March 31, 2003 was $1,346 compared to $1,412 for the comparable prior year periods. Marketing of the fee-based membership was reduced significantly in the past few years due to changes in the regulatory environment regarding direct marketing solicitations. Our marketing strategy has shifted to focus mainly on marketing our dining programs through key affinity and loyalty partners at no fee billing to their members where we can take advantage of the registered card platform and enroll large quantities of accounts at a very low cost of acquisition and solicitation, and often at lower effective member benefit costs.

Salaries and benefits increased $194 or 4.2% when comparing the three-month period ended March 31, 2003 with the same period in the prior year. The increase during the three-month period is mainly the result of planned increased headcounts, mainly in Information Technology and Hotel and Restaurant Sales. Hotel salaries and benefits for the three months ended March 31, 2003 was $304. Overall headcount has increased from 263 (“not in thousands”) employees at March 31, 2002 to 333 (“not in thousands”) employees at March 31, 2003. This was somewhat offset by the reduction in salaries relating to sales consultants. We implemented a new sales consultants compensation structure in April 2002, whereby, sales consultants’ compensation is based predominantly on commissions earned. Prior to this, sales consultants received a base salary as well as commission earned on sales for restaurants signed to the program. As in the past, commissions are earned only when a qualified dine occurs at one of our participating restaurants. While sales consultants compensation is reflected in commissions, their benefits are reflected in salaries and benefits.

Sales commission and expense increased $2,321 or 146.7% when comparing the three-month period ended March 31, 2003 with the same period in the prior year. The increase in sales commissions for the 2003 period is twofold. As previously mentioned, the Company has changed the sales consultants compensation structure resulting in compensation being paid only in the form of sales commission. In addition to the new compensation structure, sales for the three-month period increased 45.0% when compared to the same period in the prior year.

Member and merchant marketing expenses increased $480 or 41.9% when comparing the three-month period ended March 31, 2003 with the same period in the prior year. One of the principal reasons for the increase in member and merchant marketing during the 2003 period was increased

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

(amounts in thousands except per share data)

compensation paid to our loyalty partners, such as Upromise in exchange for access to their large membership. Also contributing to the overall increase was the ramp up of marketing costs that were delayed from previous quarters. These marketing efforts were designed to stimulate our current member base by providing additional rewards and incentives to increase member spending in our programs. The Company has also continued its marketing efforts to activate certain enrolled accounts not yet activated in our database, mainly airline frequent flyers.

Printing and postage increased $526 or 42.0% when comparing the three-month period ended March 31, 2003 with the same period in the prior year. This increase is principally due to the increase in directory and fulfillment costs caused by the increase in our active member base and the increase in the number of restaurants in the program.

General and administrative expenses for the three months ended March 31, 2003 were $4,871, an increase of $811 compared with the prior year period. During the three months ending March 31, 2003, we recorded a $311 charge ($193 on an after tax basis) for the total net severance related to the former Executive Vice President of Restaurant Sales. Excluding the one-time charge relating to our former Executive Vice President of Restaurant Sales, general and administrative expenses increased $500 when comparing the three months ended March 31, 2003 to the same periods in the prior year mainly due to increases in recruiting, moving expenses, general insurance and corporate travel.

Other expense, net of income during the three months ended March 31, 2003 amounted to $406 versus $673 for the same period in 2002, a decrease of $267. The principal reasons for the change was a decrease of $165 in interest expense and financing costs mostly related to our $80 million securitization during the three months ended March 31, 2003 due to favorable interest rates and the reduction in upfront financing fees. The effective interest rate of the securitization decreased from 4.3% for the three months ended March 31, 2002 to 2.9% for the three months ending March 31, 2003.

Income before taxes was $5,463 for the three months ended March 31, 2003 compared to $3,017 for the same period in 2002. During the three months ended March 31, 2003, the Company recorded a tax expense of $2,074 compared to a tax benefit in the three months ended March 31, 2002 of $81. The 2003 earnings reflect the Company’s current fully taxable status whereas the 2002-quarter results did not provide for any taxes due to the availability of previous years of net operating loss carryforwards.

Net income was $3,389 or $0.14 per diluted share for the three months ended March 31, 2003 compared to $3,098 or $0.15 per diluted share for the same period of the prior year. Earnings per share for the first quarter of 2002, assuming a fully diluted taxable position and statutory tax rates, would have been $0.09 per diluted share on a tax adjusted basis versus the $0.14 in the quarter ended March 31, 2003.

(b)	Liquidity and Capital Resources

Our short term investments, cash and cash equivalents amounted to $12,068 at March 31, 2003. We believe that cash on hand, together with short term investments, cash generated from

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

(amounts in thousands except per share data)

operations, and cash available under the securitization facility, will be sufficient to fund the Company’s normal cash requirements for the 2003 fiscal year.

The $80 million revolving securitization of our combined Rights to receive is privately placed through two asset backed commercial paper conduits. Borrowing capacity under the facility is recalculated weekly based on a formula driven advance rate applied to the current balance of Rights to receive that is eligible to be securitized. The advance rate is determined based on recent sales trends and months on hand of Rights to receive. At March 31, 2003, we have the full capacity of $80,000 available under the facility and the outstanding borrowing was $60,000. The facility provides various restrictive covenants regarding collateral eligibility, concentration limitations and also requires the Company to maintain net worth of at least $24,000. At March 31, 2003, we were in compliance with the covenants.

The interest rate applicable to the facility is the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper (“CP”) having a term equal to the related CP tranche period that may be sold by any placement agent or commercial paper dealer selected by the conduit on the first day of such CP tranche period, plus the amount of any placement agent or commercial paper dealer fees and commissions incurred or to be incurred in connection with such sale. For the three-month period ended March 31, 2003, the effective interest rate for the facility, inclusive of upfront financing fees, was 2.9% per annum.

The conduit requires that a liquidity facility be provided by an A1/P1 rated financial institution in the amount equal to 102% of the securitization amount. This liquidity facility must be renewed annually. JPMorgan Chase and BMO Nesbitt Burns Corp both act as 50 percent co-purchasers on the $80 million facility. The credit agreement was renewed on May 14, 2003 for a new 364-day renewable term and the Company paid fees of $500 which will be amortized over the renewable term. JPMorgan Chase and BMO Nesbitt Burns Corp will both continue to act as 50 percent co-purchasers on the facility, and the facility limit was increased to $100 million. In addition, JPMorgan Chase has added to the terms that if there are any change in accounting standards or issuance of pronouncements released by any accounting body, or any change in interpretation or application of existing or future accounting standards that in the judgement of JPMorgan Chase causes or requires the consolidation of assets and liabilities of its conduit with the assets and liabilities of JPMorgan Chase, the program fee rate will increase from 0.85% to no more than 1.50% of the facility limit. There were no other material changes to the terms of the facility.

(c)	Outlook

As we look out at the remaining months of 2003, we are anticipating increased utilization of our program by the current member base as well as increased activation of certain enrolled accounts not yet activated in our database, mainly our airline frequent flyers. The stimulation and activation of these portfolios should allow us to continue the present trend and increase 2003 dining sales by at least 15% over prior year. In an effort to achieve these results, we expect to increase spending on member marketing and communications over the upcoming months.

Aside from marketing expenses and sales commission, selling, general and administrative expenses are expected to be reasonably maintained as we now have the infrastructure substantially in place to support the planned dining revenue growth. We have, however, planned increased expenditures in business intelligence systems to strengthen our database marketing capabilities and will add some related headcount in marketing and information technology to support this. Interest expense may increase due to higher renewal fees as well as the increase in our current securitization borrowing limit.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

(amounts in thousands except per share data)

In addition, we launched a hotel revenue management product on the May 1, 2003 that will focus initially on the high end, independent hoteliers. This more fragmented group, who traditionally do not have their own loyalty or rewards program, can immediately avail themselves of our cash back rewards or frequent flyer currencies as a means of enticing new and recurring business. Our members will have access to the hotel’s BAR or “best available rate” and in addition will then receive a reward over and above the rate paid for the room. While we recognize that the hotel space is fairly crowded with purveyors of hotel discount deals, we believe that the “rate and reward” value proposition that we will go to the market with will appeal to the hoteliers anxious to preserve price integrity but still fill empty rooms and members who want to stay in attractive lodging at a reasonable net of reward cost. The expansion of our product offering into the hotel arena will result in some increases in information technology, marketing and head count in order for us to test and launch this proposition.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to various types of market risk, including changes in interest rates. Market risk is the potential loss arising from adverse changes in the market rates and prices, such as interest rates. Our exposure to market risk for changes in interest rates is limited to the exposure related to our debt instruments used to finance the purchase of Rights to receive and short term investments which are tied to market rates. Our current $80 million revolving securitization of the combined Rights to receive is privately placed through two asset backed commercial paper conduits. The interest rate applicable to this facility is the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper (“CP”) having a term equal to the related CP tranche period that may be sold by any placement agent or commercial paper dealer selected by the conduit on the first day of such CP tranche period, plus the amount of any placement agent or commercial paper dealer fees and commissions incurred or to be incurred in connection with such sale. As of March 31, 2003, we had $60,000 outstanding under this securitization. The commercial paper and the interest payment are subject to interest rate risk. If market interest rates were to increase immediately and uniformly by 100 basis points at March 31, 2003, the interest payments would increase by approximately $600 per annum. We are still reviewing a hedging strategy that would allow us to hedge against higher interest rates. This may include the purchase of an interest rate cap which will allow us to benefit from the current low rates while establishing a known maximum interest rate cost.

Our short term investments are made according to a policy to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We had investments in equity securities at March 31, 2003 of $2, as well as short-term investments in corporate and government bonds of $1,702. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to invest in high-credit quality securities. Cash equivalents consist of short term investments with reputable financial institutions with durations of no more than 90 days.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

(amounts in thousands except per share data)

Item 4. Controls and Procedures

Disclosure Control and Procedure

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Within 90 days prior to the date of this report, iDine Rewards Network Inc.’s President and Chief Executive Officer and iDine Rewards Network Inc.’s Chief Operating Officer, Dining, and Chief Financial Officer evaluated, with the participation of iDine Rewards Network Inc.’s management, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, iDine Rewards Network Inc.’s President and Chief Executive Officer and iDine Rewards Network Inc.’s Chief Operating Officer, Dining, and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

PART II— OTHER INFORMATION

Items 1, 3, 4, and 5

Items 1, 3, 4, and 5 of Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 2

Changes in securities and Use of Proceeds

(a)	Issuance or Modification of Securities

Consistent with the terms of the Series A Convertible Preferred Stock, the Company exercised its right to convert all of its issued and outstanding shares of Series A Convertible Preferred Stock into shares of the Company’s Common Stock on January 23, 2003. As a result, 1,329 shares of the Company’s Series A Preferred Stock were converted into 1,586 shares of the Company’s common stock.

Item 6

Exhibits and reports on Form 8K

(a)	Exhibits

99-1	CEO Certification

99-2	CFO Certification

(b)	Reports on Form 8K

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

(amounts in thousands except per share data)

A Current Report on Form 8K dated January 13, 2003 was filed with the Securities and Exchange Commission with attached press release announcing that the Company had given notice to the holders of its Series A Preferred Stock that it intended to exercise its right to convert all of its issued and outstanding shares of Series A Preferred Stock into shares of the Company’s Common Stock and a copy of the Company’s December 24, 2002 press release and Notice of Conversion of Series A Preferred Stock was attached to this Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IDINE REWARDS NETWORK INC.
(Registrant)

May 15, 2003	/s/ GEORGE S. WIEDEMANN
George S. Wiedemann
President and Chief Executive Officer

May 15, 2003	/s/ STEPHEN E. LERCH
Stephen E. Lerch Chief Operating Officer, Dining, and Chief Financial Officer

CERTIFICATIONS

I, George S. Wiedemann. certify that:

1.	I have reviewed this quarterly report on Form 10-Q of iDine Rewards Network Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ STEPHEN E. LERCH
Stephen E. Lerch Chief Operating Officer, Dining and Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description

99.1	CEO Certification

99.2	CFO Certification