Form 10-Q
period 2003-06-30
IDINE REWARDS NETWORK INC
filed 2003-08-14
CIK 78536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-13806

iDINE REWARDS NETWORK INC.

(Exact name of registrant as specified in its charter)

Delaware	84-6028875
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11900 Biscayne Boulevard, North Miami, Florida	33181
(Address of principal executive offices)	(zip code)

305-892-3343

(Registrant’s telephone number,

including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

As of July 30, 2003, there were 22,735,217 shares of the registrant’s common stock, par value $0.02 per share outstanding.

I N D E X

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2003	December 31, 2002*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,537	$8,266
Short-term investments	3,760	1,183
Accounts receivable, net	8,716	6,178
Rights to receive, net	110,633	111,962
Deferred income taxes	7,488	5,537
Prepaid expenses and other current assets	1,484	1,150

Total current assets	141,618	134,276

Property and equipment, net	8,834	7,813
Other assets	745	383
Excess of cost over net assets acquired	9,671	9,671

Total assets	$160,868	$152,143

Liabilities and Shareholders’ Equity
Current liabilities:
Secured non-recourse revolving debt	60,000	60,000
Accounts payable—Rights to receive	14,148	17,009
Accounts payable—trade	14,359	13,951
Accrued and other expenses	6,234	6,311
Deferred membership fee income	2,000	2,216
Deferred income taxes	49	49

Total current liabilities	96,790	99,536
Long-term liabilities	293	206

Total liabilities	97,083	99,742

Shareholders’ equity:
Preferred stock, par value $0.10 per share (1,000 shares authorized; none issued and outstanding)	—	—
Preferred stock—Series A, senior convertible redeemable, par value $0.10 per share; authorized 10,000 shares; issued 0 and 1,330 shares, respectively, and outstanding 0 and 1,218 shares, respectively.	—	133
Common stock, par value $0.02 per share; authorized 70,000 shares; issued 22,704 and 20,530 shares, respectively, and outstanding 22,422 and 20,381 shares, respectively.	454	411
Additional paid-in capital	52,694	48,573
Cumulative other comprehensive income	2	4
Retained earnings	12,845	5,490
Treasury stock, at cost (282 and 260 shares, respectively)	(2,210)	(2,210)

Total shareholders’ equity	63,785	52,401

Total liabilities and shareholders’ equity	$160,868	$152,143

*	The balance sheet at December 31, 2002 is derived from the registrant’s audited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Operating revenue:
Sales	$87,669	$65,391	$170,264	$122,362
Cost of sales	46,734	35,391	90,971	66,410
Member rewards and savings	17,974	12,576	34,841	23,640

Net revenue	22,961	17,424	44,452	32,312
Membership and renewal fee income	1,138	1,305	2,484	2,717
Other operating revenue	30	45	71	112

Total operating revenues	24,129	18,774	47,007	35,141

Operating expenses:
Salaries and benefits	5,091	4,076	9,924	8,715
Sales commission and expenses	3,768	2,773	7,671	4,355
Member and merchant marketing	2,010	2,180	3,635	3,325
Printing and postage	1,680	1,578	3,457	2,829
General and administrative	4,603	3,823	9,474	7,883

Total operating expenses	17,152	14,430	34,161	27,107

Operating income	6,977	4,344	12,846	8,034

Other income (expense):
Interest and other income	48	95	81	26
Interest expense and financing costs	(506)	(561)	(945)	(1,165)

Income before income taxes	6,519	3,878	11,982	6,895

Income tax provision (benefit)	2,553	(3,595)	4,627	(3,676)

Net income	$3,966	$7,473	$7,355	$10,571

Earnings per share of common stock:
Basic	0.18	0.43	0.33	0.61

Diluted	0.16	0.31	0.30	0.46

Weighted average number of common and common equivalent shares outstanding:
Basic	22,403	16,851	22,002	16,342

Diluted	24,092	23,693	24,100	23,077

See accompanying notes to unaudited consolidated financial statements.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$7,355	$10,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,973	2,006
Amortization of deferred financing cost	176	267
Deferred income taxes	(1,950)	(3,676)
Provision for losses on Rights to receive	8,669	6,649

Changes in assets and liabilities:
Accounts receivable	(2,539)	(4,149)
Rights to receive	(10,201)	(20,712)
Prepaid expenses and other current assets	(334)	(95)
Other assets	(539)	(173)
Accounts payable	978	3,518
Income taxes	1,258	301
Accrued expenses and other	(1,337)	2,049
Deferred membership fee income	(216)	(499)

Net cash provided by (used in) operating activities	3,293	(3,943)

Cash flows from investing activities:

Additions to property and equipment	(2,993)	(1,925)
Increase in short-term investments	(2,577)	(2,207)
Increase in restricted deposits and investments	87	(455)
Cash designated for tender offer	—	(26,280)

Net cash used in investing activities	(5,483)	(30,867)

Cash flows from financing activities:
Dividends paid	(15)	(597)
Exercise of warrants and options for common stock, net	3,609	1,048
Conversion of preferred stock	(133)	(10)
Net proceeds from private equity placement	—	26,280

Net cash provided by financing activities	3,461	26,721

Net increase (decrease) in cash and cash equivalents	1,271	(8,089)

Cash and cash equivalents:
Beginning of the period	8,266	13,957

End of the period	$9,537	$5,868

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$753	$822

Income taxes	$4,822	$—

Dividends	$55	$150

See accompanying notes to unaudited consolidated financial statements.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)    Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature necessary to present fairly the consolidated financial position of iDine Rewards Network Inc. and its subsidiaries (collectively, the “Company”) at June 30, 2003, consolidated results of operations for the three and six months ended June 30, 2003 and 2002 and the consolidated statements of cash flows for the six month period ended June 30, 2003 and 2002 have been made. Certain prior period amounts have been reclassified to conform to the current period’s presentation. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the the Company’s annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2003. The balance sheet as of December 31, 2002 was derived from the registrant’s audited consolidated financial statements.

Cost of sales is composed of the cost of Rights to receive sold, related transaction processing fees and provision for Rights to receive losses.

(2)     Employment Agreements

On September 26, 2002, the Board of Directors appointed George S. Wiedemann as President and Chief Executive Officer. Mr. Wiedemann has been on the Company’s Board since 1998, and will continue to serve as a director. In addition to a base salary, Mr. Wiedemann’s employment agreement provides (i) for an annual bonus opportunity up to 100% of his base salary, (ii) a lump sum severance payment of eighteen months’ base salary plus the greater of his guaranteed bonus for that year or the pro rata portion of the full bonus potential for that year plus continuation of certain benefits if there is a change in control of the Company (as defined in the employment agreement) and his employment terminates, (iii) an option to purchase 1,000,000 shares, granted on February 5, 2003, of the Company’s common stock with an exercise price of $9.58 per share and vesting equally over 4 years, with the first 25% vesting on September 30, 2003 (iv) a non-competition covenant in event he voluntarily or involuntarily leaves the Company’s employment, and (v) severance arrangements if terminated for any reason other than Cause (as defined in the employment agreement).

The options issued to Mr. Wiedemann to purchase the 1,000,000 shares of the Company’s common stock were divided as follows: 250,000 shares of common stock issued under the Company’s Long Term Incentive Plan (the “Plan”) and 750,000 shares of common stock outside the Plan.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Also, effective January 16, 2003, Richard Carolan, the Executive Vice President of Restaurant Sales resigned. As part of his severance agreement, Mr. Carolan received payments of $282,000 as well as continued health care coverage for a defined period. Also, as part of his original employment agreement, all unvested options issued to Mr. Carolan vest immediately if termination occurs for any reason other than cause. Mr. Carolan had options to purchase 225,000 shares of the Company’s stock with an exercise price of $7.49 outstanding at his severance date. Mr. Carolan has exercised his options to purchase 225,000 shares of the Company’s common stock.

(3)    Certain Relationships and Related Transactions

On May 5, 2003, the Company entered into an office lease agreement with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture. The Company entered into this lease after conducting a competitive study on available office space in the area, and concluded it the most overall favorable to the Company. The lease provides for up to 14,324 square feet of office space at 2 North Riverside Plaza, Chicago, Illinois. Initially the Company will only require 10,000 square feet of office space, but shall increase this space over the term of the lease by increments of 1,000 square feet or more until the entire 14,324 is occupied by the Company. The term of the lease is from September 1, 2003 through August 31, 2008 and the future minimum lease obligation for the initial occupied space of 10,000 square feet is as follows:

Year ending December 31,	Amount (in thousands)
2003	$62
2004	187
2005	192
2006	196
Thereafter	338

Total minimum lease payments	$975

This office space is currently undergoing improvements. Two North Riverside Plaza Joint Venture is a limited partnership comprised of trusts established for the benefit of the family of Samuel Zell, the Company’s Chairman of the Board of Directors.

In addition to the office lease, the Company signed a Letter of Agreement with Equity Group Investments, LLC (“EGI”) pursuant to which EGI agreed to provide the Company administrative services from April 1, 2003 until the earlier of December 31, 2003 or the date the Company takes possession of the property mentioned above. The administrative services consist of rent for temporary office space, utilities, building and mailroom services and basic office supplies and will be in effect until iDine takes possession of the property mentioned above. The maximum annual cost for the administrative services is $138,000 and the monthly cost will be pro rated based on the percentage of actual occupancy. Samuel Zell, the Company’s Chairman of the Board of Directors, serves as Chairman of EGI.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(4)    Securitization of Rights to Receive

The Company’s $100 million revolving securitization of its Rights to receive is privately placed through two asset backed commercial paper conduits. Borrowing capacity under the facility is recalculated weekly based on a formula-driven advance rate applied to the then-current balance of Rights to receive that is eligible to be securitized. The advance rate is determined based on recent sales trends and months on hand of Rights to receive. Outstanding borrowings under the facility at June 30, 2003 were $60 million. Based on the level of eligible Rights to receive at that date, the Company had an additional $37.8 million available for borrowing.

On May 14, 2003, the Company renewed its revolving securitization for a new 364-day renewable term and increased the facility limit to $100 million from $80 million. As part of the renewal and increase in the facility limit, the Company paid fees of $500,000 which will be amortized over the renewable term. JPMorgan Chase and BMO Nesbitt Burns Corp will both continue to act as 50 percent co-purchasers on the facility. In addition, the terms of the facility have been amended to state that if there are any changes in accounting standards or issuance of pronouncements released by any accounting body, or any change in interpretation or application of existing or future accounting standards that causes or requires the consolidation of assets and liabilities of the conduits with the assets and liabilities of the banks, the program fee rate will increase from 0.85% to no more than 1.50% of the facility limit. There were no other material changes to the terms of the facility.

The conduit requires that a liquidity facility be provided by an A1/P1 rated financial institution in the amount equal to 102% of the securitization amount. The facility provides various restrictive covenants regarding collateral eligibility, concentration limitations and also requires the Company to maintain net worth of at least $24 million. At June 30, 2003, the Company was in compliance with these covenants.

The interest rate applicable to the facility is the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper (“CP”) having a term equal to the related CP tranche period that may be sold by any placement agent or commercial paper dealer selected by the conduit on the first day of such CP tranche period, plus the amount of any placement agent or commercial paper dealer fees and commissions incurred or to be incurred in connection with such sale. For the three and six-month periods ended June 30, 2003, the effective interest rate for the facility was 3.2% and 3.1% per annum, respectively.

(5)    Conversion of Preferred Stock

Consistent with the terms of the Series A Convertible Preferred Stock of the Company, par value $0.10 per share (“Series A Preferred Stock”), the Company gave notice to holders of Series A Preferred Stock on December 24, 2002 of the Company’s intention to exercise its right to convert all of its issued and outstanding shares of Series A Preferred Stock into shares of the common stock of the Company, par value $0.02 per share (“Common Stock”). On January 23, 2003, 1,330,000 shares of Series A Preferred Stock, the amount then issued and outstanding, were converted into 1,586,000 shares of Common Stock. Each share of the Series A Preferred

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Stock was converted into 1.19316 shares of Common Stock. Each holder of record of the Series A Preferred Stock on January 23, 2003 also received a partial quarterly cash dividend pro-rated for the period from January 1, 2003 through January 23, 2003.

(6)	Earnings per Common and Common Equivalent Share

Basic and diluted earnings per share were computed by dividing net income available to common stockholders by the weighted-average number of shares of Common Stock and common stock equivalents outstanding for each period presented.

	Three months ended		Six months ended
	06/30/03	06/30/02	06/30/03	06/30/02
	(in thousands, except per share data)
Net income	$3,966	$7,473	$7,355	$10,571
Series A Preferred Stock dividends	—	(297)	(15)	(597)

Net income available to common stockholders	$3,966	$7,176	$7,340	$9,974

Weighted average number of common and common equivalent shares outstanding
Basic	22,403	16,851	22,002	16,342
Series A Preferred Stock	—	4,019	196	4,033
Stock options	1,028	1,416	938	1,194
Warrants	661	1,407	964	1,509

Diluted	24,092	23,693	24,100	23,077

Earnings per share
Basic	$0.18	$0.43	$0.33	$0.61

Diluted	$0.16	$0.31	$0.30	$0.46

The 2003 net income reflects the Company’s fully taxable status whereas the three and six-month periods ended June 30, 2002 net income reflects taxes at a significantly reduced rate due to the availability of previous years net operating loss carryforwards and the one-time reversal of the deferred tax valuation allowance. Earnings per fully diluted share for the three and six-month periods ended June 30, 2002, assuming a fully taxable position and statutory tax rates, would have been $0.10 and $0.19, respectively.

(7)    Stock-based Compensation

The Company has elected to continue to comply with Accounting Principles Board Opinion (APB) No. 25 to account for stock options and accordingly, no compensation expense has been recognized in the financial statements because the exercise price of employee stock options equals the fair market price of the underlying stock on the date of grant. Under Statement of Financial Accounting Standards (“(SFAS) No. 123”), compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

compensation expense over the vesting or service period. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under (SFAS) No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below:

	Three months ended		Six months ended
	6/30/03	6/30/02	6/30/03	6/30/02
	(in thousands, except per share data)
Net income
As reported	$3,966	$7,473	$7,355	$10,571
Employee stock option compensation expense, net of tax	(1,077)	(907)	(1,867)	(1,443)

Proforma	$2,889	$6,566	$5,487	$9,128

Net income per Common and Common equivalent share (Basic)
As reported	$0.18	$0.43	$0.33	$0.61
Employee stock option compensation expense, net of tax	(0.05)	(0.05)	(0.08)	(0.09)

Proforma	$0.13	$0.38	$0.25	$0.52

Net income per Common and Common equivalent share (Diluted)
As reported	$0.16	$0.31	$0.30	$0.46
Employee stock option compensation expense, net of tax	(0.04)	(0.04)	(0.08)	(0.06)

Proforma	$0.12	$0.27	$0.22	$0.40

The 2003 net income reflects the Company’s fully taxable status whereas the three and six-month periods ended June 30, 2002 net income reflects taxes at a significantly reduced rate due to the availability of previous years net operating loss carryforwards and the one-time reversal of the deferred tax valuation allowance. Assuming a fully taxable position and statutory tax rates for the three and six-month periods ended June 30, 2002, the proforma earnings per fully diluted share after employee stock compensation expense would have been $0.06 and $0.13, respectively.

The Company uses the Black-Scholes valuation model for estimating the fair value of options granted. The following represents the estimated fair value of options granted and the weighted-average assumptions used in such estimate:

	Three months ended		Six months ended
	6/30/03	6/30/02	6/30/03	6/30/02
	(in thousands, except per share data)
Weighted average estimated fair value per option granted	$9.04	$9.55	$9.27	$6.18
Average exercise price per option granted	$9.04	$9.55	$9.23	$6.18
Stock volatility	46.5%	58.9%	51.2%	62.2%
Risk-free interest rate	3.2%	4.03%	3.2%	4.03%
Expected option life in years	10	10	10	10
Expected stock dividend yield	0%	0%	0%	0%

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(8)    Recently Issued Accounting Pronouncements

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

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Whereas, under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. As such, the Company adopted the provisions of SFAS No. 146 effective January 1, 2003. The adoption of these provisions has not had an impact on our financial statements.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies and expands existing disclosure requirements for guarantees, including loan guarantees, and clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of the disclosure requirements of FIN No. 45 during 2002, as well as the initial recognition and initial measurement provisions of FIN No. 45 in 2003, did not have an impact on our financial statements.

In November 2002, the EITF issued “EITF Issue No. 00-21”, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The adoption of EITF 00-21 did not have an effect on the Company’s results of operations or its financial condition.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No, 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Since the Company is continuing to account for stock-based compensation according to APB 25, the adoption of SFAS No. 148 in the first quarter of 2003 requires the Company to provide prominent disclosures about the effects of FAS 123 on reported income and required it to disclose these effects in the interim financial statements (see note 6).

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

Notes to Consolidated Financial Statements

(Unaudited)

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends SFAS 133 to provide clarification on the financial accounting and reporting for derivative instruments and hedging activities and requires similar accounting treatment for contracts with comparable characteristics. We do not expect the adoption of SFAS 149, effective primarily for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, to have a material effect on our financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 addresses financial accounting and reporting for certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have an effect on our financial statements.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

(Amounts in thousands except per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and notes to those financial statements, which are included in this report. This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. The words “anticipates,” “intends,” “expects,” “could,” “should,” “plans,” “believes,” “estimates,” or words or phrases of similar import generally identify forward-looking statements. You are cautioned that forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results, performance or achievements to differ materially from those expressed in any such forward-looking statements. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to the following: although we were profitable for the fiscal years ended December 31, 2002 and September 30, 2001, we had sustained losses from operations for the preceding three fiscal years; we may have difficulty meeting our future cash needs: a significant amount of our rewards currency is concentrated in one industry group; we depend upon our ability to attract and retain desirable merchants: we depend upon our relationships with transaction processors, presenters and aggregators; we depend upon increasing our marketing forces, forming new marketing relationships to grow our business, and on our ability to attract and retain active members; our future growth depends upon programs we market through credit card issuers, banks, airline frequent flier programs, member savings and loyalty programs, and other marketing partners; and therefore a downturn in those industries or programs would adversely affect us; our new program offering members rewards for patronizing select hotels may not be successful; we are susceptible to a changing regulatory environment; our security measures may not be successful; we are susceptible to merchant credit risk; economic showdowns could hurt our business; an inability to maintain an appropriate balance between the number of members and the number of merchants’ in each market may adversely affect our operations; if we lose key personnel, our business could be adversely affected; cancellations of initial and renewal fee memberships could adversely affect our profitability; we may need additional capital; we are controlled by Samstock, L.L.C. and its affiliates: our board of directors may issue our authorized preferred stock without stockholder approval; and the future sales of restricted and other shares may cause dilution to each stockholder’s percentage ownership interest and could cause our stock price to decline; the price of our common stock could be volatile. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time. See the cautionary statements included in the Company’s Post Effective Amendment No. 1 to Form S-3 Registration Statement filed with the SEC on July 24, 2003 for a more detailed discussion of certain factors that could cause actual results to differ materially from those included in the forward-looking statements and which among others, should be considered in evaluating the Company’s outlook.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements. We provide allowances for Rights to receive losses based on our estimate of losses that would result from the inability of our merchants to remain in business and repay the cash advanced by us for food and beverage. If the financial condition of our merchant base were to deteriorate beyond our expectation, resulting in their inability to provide food and beverage to our members thereby reducing the cash we advanced to them, additional allowances may be required.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

(amounts in thousands except per share data)

We record a valuation allowance to reduce our deferred tax assets when future realization is in question. We consider future taxable income and available tax planning strategies in assessing the need for the valuation allowance. In the event we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

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

We continually evaluate whether events and changes in circumstances warrant the recognition of an impairment loss of unamortized goodwill. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our dining programs, a change in the competitive environment and other industry and economic factors. Recoverability of an asset is measured by comparison of its carrying amount to the expected future cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected cash flows and, should different conditions prevail or judgments to be made, a material write-down of goodwill could occur.

We adopted SFAS No. 142 in the first quarter of 2002. With the adoption of SFAS No. 142, we assessed the impact based on a two-step approach to assess goodwill based on applicable reporting units and reassessed any intangible assets, including goodwill, recorded in connection with our previous acquisitions. There were no impairment charges recorded as a result of our assessments. As of June 30, 2003, we had unamortized goodwill of $9,671.

We recognize sales as revenue when our members transact in one of our participating merchants. Revenue is recognized only if the member transaction qualifies in accordance with the rules of the particular marketing program. The amount of revenue recognized is that portion of the total spending by the member that we are entitled to receive in cash, in accordance with the terms of the contract with the merchant. For the typical cash advance based contract where we have acquired or prepaid for food and beverage credits or other services on a wholesale basis, we are required to leave some portion of the member’s spend with the merchant to provide liquidity for payment of sales tax and tips. For example, if the total spend by the member is one hundred dollars at our participating merchants, as evidenced by the full amount of the credit card transaction, and our contract provides for us to leave behind 20%, the amount of gross dining sales recognized is eighty dollars representing what we will actually realize in cash. Similarly, for members’ transactions at merchants in the revenue management program where we have not advanced cash and the rewards or savings may vary by the time of day or day of the week, revenue is recognized only to the extent that we are contractually entitled to receive cash for a portion of the member’s spend. The same one hundred dollar transaction referred to above in a revenue management merchant may only yield thirty dollars in cash to be realized; however, there is no cash advanced and accordingly the transaction has less risk.

Fee income consists principally of renewal fees from the cash reward iDine Prime members and is recognized over the membership period, which is usually twelve months beginning in the month the fee is received. Cardholder membership fees are cancelable and refunded to members, if requested, on a pro rata basis based on the remaining portion of the membership.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

(amounts in thousands except per share data)

(a)    Net Dining Revenue—Comparison of three months ended June 30, 2003 and 2002

	2003			2002
	RTR	NON-RTR	TOTAL	RTR	NON-RTR	TOTAL
Qualified member spend	$105,760	$25,471	$131,231	$80,633	$10,477	$91,110
Sales yield	76.6%	26.2%	66.8%	77.3%	29.1%	71.8%
Sales	80,985	6,684	87,669	62,343	3,048	65,391
Cost of sales	41,961	—	41,961	31,793	—	31,793
Provision for RTR losses	4,454	—	4,454	3,436	—	3,436
Processing fee	295	24	319	143	19	162

Total cost of sales	$46,710	$24	$46,734	$35,372	$19	$35,391

Member rewards and savings			17,974			12,576

Net dining revenue			$22,961			$17,424

(b)    Net Dining Revenue—Comparison of six months ended June 30, 2003 and 2002

	2003			2002
	RTR	NON-RTR	TOTAL	RTR	NON-RTR	TOTAL
Qualified member spend	$205,771	$46,707	$252,478	$149,967	$19,787	$169,754
Sales yield	76.6%	27.1%	67.4%	77.6%	30.2%	72.1%
Sales	157,604	12,660	170,264	116,396	5,966	122,362
Cost of sales	81,691	—	81,691	59,470	—	59,470
Provision for RTR losses	8,669	—	8,669	6,649	—	6,649
Processing fee	566	45	611	257	34	291

Total cost of sales	$90,926	$45	$90,971	$66,376	$34	$66,410

Members rewards and savings			34,841			23,640

Net dining revenue			$44,452			$32,312

RTR – Rights to receive

NON-RTR – represents sales where there was no cash advanced to the merchant (i.e. arrears and revenue management)

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

(amounts in thousands except per share data)

Results of operations—Comparison of three and six months ended June 30, 2003 and 2002 (in thousands except average ticket)

Qualified member spend in our participating merchants for the three and six months ended June 30, 2003 was $131,231 and $252,478, respectively, an increase of $40,121 and $82,724 or 44.0% and 48.7%, respectively, over the comparable periods in the prior year. The average ticket decreased from $52.38 and $52.59 (“in dollars”) for the three and six months ended June 30, 2002, respectively, to $50.75 and $51.13 (“in dollars”), respectively, for the same periods in 2003. Favorably impacting the increased spend during the periods was the increase in the number of transactions from 1,739 and 3,227, respectively, for the three and six months ended June 30, 2002 to 2,586 and 4,939 for the same period in 2003. The increase in the number of transactions was mainly the result of the increase in our active members from 1,600 at June 30, 2002 to 3,000 at June 30, 2003, as well as the increase in our participating merchants from 8.4 at June 30, 2002 to 10.7 restaurants and .4 hotels at June 30, 2003. The reduction in our average ticket is reflective of our expansion into secondary markets where the average ticket tends to be lower than the large metropolitan markets such as New York, Los Angeles and San Francisco.

Sales yield, which represents gross sales as a percentage of qualified member spend, decreased from 71.8% and 72.1%, respectively, for the three and six months ended June 30, 2002 to 66.8% and 67.4%, respectively, for the three and six months ended June 30, 2003. The difference in the sales yield reflects the various propositions available to our participating merchants. Under our typical cash advance plan, the merchant receives cash in advance for food and beverage credits, typically in the ratio of 1:2. Gross dining sales are recognized as the portion of the ticket recovered from the merchant, typically 80%. The remaining 20% is left with the merchant to provide liquidity for items such as sales tax and tips. In this example, our sales yield would be 80%. The sales yield is affected not only by the percentage of the dining ticket (spend) left behind in our cash advance plan, but also by the amount of spend associated with our revenue management and arrears plan (non-Rights to receive plans). Non-Rights to receive spend increased 143.1% and 136.0% to $25,471 and $46,707, respectively, when comparing the three and six months ended June 30, 2003 with the same periods in 2002. In these performance-based plans, the merchant receives no cash advance. When a member transacts at these establishments, we receive between 15% and 35% of the transaction from the merchant. Sales yield on non-RTR transactions also decreased from 29.1% and 30.2%, respectively, for the three and six months ended June 30, 2002 to 26.2% and 27.1% for the 2003 periods.

Sales for the three and six months ended June 30, 2003 were $87,669 and $170,264, respectively, an increase of $22,278 and $47,902 or 34.1% and 39.1%, respectively, over the same periods in the prior year. We have expanded almost all our airline relationships to include greater numbers of active members and accounts from existing airline partners such as United Airlines, US Airways, Continental Airlines, Northwest Airlines, and American Airlines. Other significant sales increases when comparing the three and six months ended June 30, 2003 to the same periods in the prior year were generated from loyalty programs such as Upromise, Priority Club Rewards Dining, and Travelocity as well as through our corporate card program which

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

(amounts in thousands except per share data)

includes corporations such as Pfizer Inc., Merck & Co., Ernst & Young LLP, Medtronic, Philips Electronics, Warner Music Group, Sprint and Novartis.

Cost of sales increased by $11,343 and $24,561 or 32.1% and 37.0%, respectively, when comparing the three and six months ended June 30, 2003 to the same periods in 2002. The increase is attributable to the overall increase in sales. However, as a percentage of sales, cost of sales decreased from 54.1% and 54.3%, respectively, for the three and six months ended June 30, 2002 to 53.3% and 53.4%, respectively, for the three and six months ended June 30, 2003. The decrease is the result of an increase in non-RTR sales as a percentage of overall sales from 4.7% and 4.9%, respectively, for the three and six months ended June 30, 2002 to 7.6% and 7.4%, respectively, for the three and six months ended June 30, 2003. There are no cost of sales (Rights to receive costs) associated with these sales and therefore the higher non-RTR sales result in a lower overall cost of sales as a percentage of gross sales. Also contributing to the decrease in cost of sales as a percentage of sales, is the decrease in the provision for Rights to receive losses from 5.3% and 5.4% of gross sales, respectively, for the three and six months ended June 30, 2002 to 5.1% of gross sales for the three and six months ended June 30, 2003. Since non-RTR sales do not involve the advancing of cash, a lower provision is assigned with respect to those sales. The higher non-RTR sales for the three and six months ended June 30, 2003 versus the three and six months ended June 30, 2002 resulted in the provision decreasing as a percentage of total gross sales for the 2003 periods.

Member rewards and savings increased $5,398 and $11,201 or 42.9% and 47.4%, respectively, when comparing the three and six months ended June 30, 2003 with the same period in the prior year. As a percentage of sales, member rewards and savings increased from 19.2% and 19.3%, respectively, during the three and six months ended June 30, 2002 to 20.5% during the three and six months ended June 30, 2003. The increase was mainly the result of an increase in non-RTR sales. Member rewards and savings represent a greater percentage of non-RTR sales than on RTR sales due to the lower yield on the non-RTR sales.

Membership and renewal fee income for the three and six months ended June 30, 2003 was $1,138 and $2,484, respectively, compared to $1,305 and $2,717, respectively, for the comparable prior year periods. Marketing of the fee-based membership was reduced significantly in the past few years due to changes in the regulatory environment regarding direct marketing solicitations. Our marketing strategy has shifted to focus mainly on marketing our dining programs through key affinity and loyalty partners at no fee billing to their members where we can take advantage of the registered card platform and enroll large quantities of accounts at a very low cost of acquisition and solicitation, and often at lower effective member benefit costs.

Salaries and benefits increased $1,015 and $1,209 or 24.9% and 13.9%, respectively, when comparing the three and six months ended June 30, 2003 with the same periods in the prior year. The increase during the three and six months ended June 30, 2003 is mainly the result of planned increased headcounts, mainly in Information Technology, Hotels, Legal, Telesales, Corporate Development and Restaurant Sales. While sales consultants’ compensation is reflected in commissions, their benefits are reflected in salaries and benefits.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

(amounts in thousands except per share data)

Overall headcount has increased from 295 (“not in thousands”) employees at June 30, 2002 to 344 (“not in thousands”) employees at June 30, 2003.

Sales commission and expense increased $995 and $3,316 or 35.9% and 76.1%, respectively, when comparing the three and six months ended June 30, 2003 with the same periods in the prior year. The increase in sales commissions for the 2003 period is twofold. The Company changed the sales consultants’ compensation structure in April 2002 to one in which sales consultants compensation is based solely on commissions earned. Prior to this, sales consultants received a base salary as well as commissions earned on sales from merchants signed to the program. As in the past, sales consultants continue to only receive commissions when sales occur in the merchants they have signed. Therefore, 2002 reflects only two months of the new sales compensation structure versus a full six months in 2003. In addition to the new compensation structure, sales for the three and six months ended June 30, 2003 increased 34.1% and 39.1%, respectively, when compared to the same periods in the prior year.

Member and merchant marketing expenses decreased $170 or 7.8% when comparing the three-month period ended June 30, 2003 with the same period in the prior year. The principal reason for the decrease in member and merchant marketing during the three months ended June 30, 2003 was the cancellation of a marketing agreement with America Online in March 2003, whereby the Company paid $250 a quarter to America Online for access to market our program to their members. For the six months ended June 30, 2003, member and merchant marketing expenses increased $310 or 9.3% compared to the same period in the prior year. This is due to increased compensation paid to other loyalty partners, such as Upromise in exchange for access to their large membership as well as marketing efforts designed to stimulate our current member base by providing additional rewards and incentives to increase member spending in our programs. The Company has also continued its marketing efforts to activate certain enrolled accounts not yet activated in our database, mainly airline frequent flyers. However, the Company has invested in marketing analytics software to better understand the interaction of members and merchants and the ROI on marketing efforts. To that end, the Company is researching and testing new marketing efforts designed to activate, engage and build members into passionate users of the iDine program, and therefore did not execute as many campaigns during the current quarter.

Printing and postage increased $102 and $628 or 6.5% and 22.2%, respectively, when comparing the three and six-month periods ended June 30, 2003 with the same periods in the prior year. These increases are principally due to the increase in directory printing and fulfillment costs caused by the increase in our active member base and the increase in the number of merchants in the program. This was somewhat offset by the lower directory mailing costs during the second quarter of 2003 because of a marketing initiative to substitute the directories with newsletter mailings. The savings from the printing of the directories have not yet been fully realized as this initiative is still in the preliminary stages and therefore roughly the same quantity of directories were printed in the event that this change resulted in lower member spend.

General and administrative expenses for the three and six months ended June 30, 2003 were $4,603 and $9,474, respectively, an increase of $780 and $1,591 or 20.4% or 20.2%,

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

(amounts in thousands except per share data)

respectively, compared with the prior year periods. The change is the result of increases in professional fees ($175 and $247 or 30.6% and 22.1%, respectively) due mainly to an increase in legal fees relating to restaurant collections and increased tax services as a result of the Company’s profitability and growth; rent and office expenses ($128 and $206 or 31.2% and 25.4%, respectively) due to the opening of the Chicago executive offices and an increase in air conditioning expense caused by the Customer Service Department now opens seven days a week; and other expenses ($553 and $1,136 or 52.1% or 52.3%, respectively) due to increased severance charges and corporate travel and moving expenses associated with the Chicago executive offices.

Other expense, net of income during the three and six months ended June 30, 2003 amounted to $458 and $864, respectively, versus $466 and $1,139 for the same periods in 2002. The principal reason was the decrease of $55 and $220 in interest expense and financing costs mostly related to our securitization facility during the three and six months ended June 30, 2003 due to favorable interest rates and the reduction in upfront financing fees. The effective interest rate of the securitization decreased from 3.8% and 4.2% for the three and six months ended June 30, 2002 to 3.2% and 3.1% for the three and six months ending June 30, 2003. There is a slight increase in the interest rate during the second quarter because of higher upfront financing fees and program fees associated with the renewal of the facility and the increase in the limit to $100 million.

Income before taxes was $6,519 and $11,982, respectively, for the three and six months ended June 30, 2003 compared to $3,878 and $6,895 for the same period in 2002. During the three and six months ended June 30, 2003, the Company recorded a tax expense of $2,553 and $4,627, respectively, compared to a tax benefit in the three and six months ended June 30, 2002 of $3,595 and $3,676, respectively.

Net income was $3,966 and $7,355 or $0.16 and $0.30 per diluted share, respectively, for the three and six months ended June 30, 2003 compared to $7,473 and $10,571 or $0.31 and $0.46 per diluted share for the same periods of the prior year. The 2003 earnings reflect the Company’s current fully taxable status whereas the 2002-quarters reflect the reversal of the deferred tax valuation allowance of $3,676 or $0.16 per share during the second quarter of 2002 and a significantly lower effective tax rate due to net operating loss carry forward utilization. Earnings per share for the three and six months ended June 30, 2002, assuming a fully taxable position and statutory tax rates, would have been $0.10 and $0.16 per diluted share, respectively.

(b)    Liquidity and Capital Resources

Our short term investments, cash and cash equivalents amounted to $13,297 at June 30, 2003. We believe that cash on hand, together with short term investments, cash generated from operations, and cash available under the securitization facility, will be sufficient to fund our normal cash requirements for the 2003 fiscal year.

The Company’s $100 million revolving securitization of its Rights to receive is privately placed through two asset backed commercial paper conduits. Borrowing capacity under the facility is recalculated weekly based on a formula-driven advance rate applied to the then-current balance

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

(amounts in thousands except per share data)

of Rights to receive that is eligible to be securitized. The advance rate is determined based on recent sales trends and months on hand of Rights to receive. Outstanding borrowings under the facility at June 30, 2003 were $60 million. Based on the level of eligible Rights to receive at that date, the Company had $37.8 million available for borrowing.

On May 14, 2003, the Company renewed its revolving securitization for a new 364-day renewable term and increased the facility limit to $100 million from $80 million. As part of the renewal and increase in the facility limit, the Company paid fees of $500 which will be amortized over the renewable term. JPMorgan Chase and BMO Nesbitt Burns Corp will both continue to act as 50 percent co-purchasers on the facility. In addition, the terms have been amended to state that if there are any changes in accounting standards or issuance of pronouncements released by any accounting body, or any change in interpretation or application of existing or future accounting standards that causes or requires the consolidation of assets and liabilities of the conduits with the assets and liabilities of the banks, the program fee rate will increase from 0.85% to no more than 1.50% of the facility limit. There were no other material changes to the terms of the facility.

The conduit requires that a liquidity facility be provided by an A1/P1 rated financial institution in the amount equal to 102% of the securitization amount. This liquidity facility must be renewed annually. JPMorgan Chase and BMO Nesbitt Burns Corp both act as 50 percent co-purchasers on the $100 million facility. The facility provides various restrictive covenants regarding collateral eligibility, concentration limitations and also requires the Company to maintain net worth of at least $24 million. At June 30, 2003, the Company was in compliance with these covenants.

The interest rate applicable to the facility is the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper (“CP”) having a term equal to the related CP tranche period that may be sold by any placement agent or commercial paper dealer selected by the conduit on the first day of such CP tranche period, plus the amount of any placement agent or commercial paper dealer fees and commissions incurred or to be incurred in connection with such sale. For the three and six-month periods ended June 30, 2003, the effective interest rate for the facility was 3.2% and 3.1% per annum, respectively.

(c)    Outlook

For the remaining months of 2003, we will continue to focus on growing and improving our dining and hotel offerings. We recently launched our hotel rewards offering with over 400 hotels in 25 markets and will continue our efforts to grow this business.

The Company is investing in marketing analytics software to better understand the interaction of members and merchants and the return on investment on our marketing efforts. We are researching and testing new marketing efforts designed to activate, engage and build members into passionate users of the iDine program. Upon the completion of the testing, we will aggressively begin marketing to our members using the “best” techniques. We therefore anticipate an increase in member and merchant marketing expenses, especially in the hotel arena, in the upcoming months.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

(amounts in thousands except per share data)

We intend to continue to grow the revenue management product offered to restaurants. The revenue management model is a performance-based plan in which iDine markets the merchant to its members. No cash is advanced to the merchant. Rather, iDine receives a marketing fee on each transaction that is sourced from its member base at the merchant. In 2002, 15% of our qualified member spend was derived from revenue management and the Company expects this to grow to 25% of qualified member spend in 2003. Hotels and future product verticals will be revenue management merchants, as opposed to the cash advance model we have used with many restaurants.

We continue to anticipate increased utilization of our program by the current member base as well as increased activation of certain enrolled accounts not yet activated in our database, mainly our airline frequent flyers. The stimulation and activation of these portfolios should allow us to continue the present trend and increase 2003 sales by at least 25% over prior year.

Aside from marketing expenses and sales commission, selling, general and administrative expenses are expected to be reasonably maintained as we now have the infrastructure substantially in place to support the planned dining revenue growth. As previously mentioned above, we have, however, planned increased expenditures in business intelligence systems to strengthen our database marketing capabilities and will add some related headcount in marketing and information technology to support this. Interest expense will increase slightly due to higher renewal fees as well as the increase in our current securitization borrowing limit.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to various types of market risk, including changes in interest rates. Our exposure to market risk for changes in interest rates is limited to the exposure related to our $100 million revolving securitization of combined Rights to receive which we use to finance the purchase of Rights to receive and short-term investments which are tied to market rates. Our $100 million revolving securitization of the Rights to receive is at an interest rate equivalent to the rate (or, if more than one rate, the weighted average of the rates) at which commercial paper having a term equal to the related commercial paper tranche period may be sold on the first day of such tranche period plus applicable placement agent or commercial paper dealer fees and commissions. The commercial paper rate and thus the interest rate under the facility are subject to interest rate risk. If market interest rates were to increase immediately and uniformly by 100 basis points at June 30, 2003, our interest payments under the facility would increase by approximately $600 per year. We are evaluating a strategy to hedge against higher interest rates. Steps to implement this strategy may include the purchase of an interest rate cap which would allow us to benefit from the current low rates while establishing a known maximum interest rate cost. There is no assurance that such a hedge will in fact be put in place.

Our short-term investments are made according to a policy intended to preserve our invested principal funds by seeking to limit default risks, market risk and reinvestment risk. At June 30, 2003, we had short-term investments in corporate and government bonds of $3,760. We seek to preserve our invested principal funds by attempting to limit default risks, market risk and reinvestment risk. Accordingly, we generally invest in high-credit quality securities.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

(amounts in thousands except per share data)

Cash equivalents consist of short term investments with reputable financial institutions with durations of no more than 90 days.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s SEC filings. There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Items 1, 2, 3, and 5

Items 1, 2, 3, and 5 of Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 4

Submission of matters to a vote of security holders

(a)	Meeting

Annual meeting of stockholders was held on May 28, 2003

(b)	Election of Directors

Proxies for the meeting were solicited pursuant to Regulation 14 under the Act and all nominees were elected. Shareholders voted for the election to the Board of Directors for the following nominees (1) Samual Zell (2) George S. Wiedemann (3) F. Philip Handy (4) Herbert M. Gardner (5) Raymond A. Gross (6) Sheli Z. Rosenberg (7) John A. Ward III and (8) Lester Wunderman. All of these nominees term of office continued after this election. No new directors were elected.

(c)	Matters voted upon

(i)	The election of eight (8) directors.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

(amounts in thousands except per share data)

Samuel Zell	Common stock

For	18,606,135
Withheld/Against	35,557
Exceptions/Abstain	—

Total Shares voted	18,641,692
Broker no vote	3,535,255

Total shares eligible to vote	22,176,947

George S. Wiedeman	Common stock

For	18,273,675
Withheld/Against	368,017
Exceptions/Abstain	—

Total Shares voted	18,641,692
Broker no vote	3,535,255

Total shares eligible to vote	22,176,947

F. Philip Handy	Common stock

For	18,273,675
Withheld/Against	368,017
Exceptions/Abstain	—

Total Shares voted	18,641,692
Broker no vote	3,535,255

Total shares eligible to vote	22,176,947

Herbert M. Gardner	Common stock

For	18,584,775
Withheld/Against	56,917
Exceptions/Abstain	—

Total Shares voted	18,641,692
Broker no vote	3,535,255

Total shares eligible to vote	22,176,947

Raymond A. Gross	Common stock

For	18,585,097
Withheld/Against	56,595
Exceptions/Abstain	—

Total Shares voted	18,641,692
Broker no vote	3,535,255

Total shares eligible to vote	22,176,947

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

(amounts in thousands except per share data)

Sheli Z. Rosenberg	Common stock

For	18,273,153
Withheld/Against	368,539
Exceptions/Abstain	—

Total Shares voted	18,641,692
Broker no vote	3,535,255

Total shares eligible to vote	22,176,947

John A. Ward, III	Common stock

For	18,527,889
Withheld/Against	113,803
Exceptions/Abstain	—

Total Shares voted	18,641,692
Broker no vote	3,535,255

Total shares eligible to vote	22,176,947

Lester Wunderman	Common stock

For	18,272,953
Withheld/Against	368,739
Exceptions/Abstain	—

Total Shares voted	18,641,692
Broker no vote	3,535,255

Total shares eligible to vote	22,176,947

(d)	Settlement terms

None

Item 6

Exhibits and reports on Form 8-K

(a)	Exhibits

31.1 Section 302 CEO Certification

31.2 Section 302 CFO Certification

32.1 Section 906 CEO Certification

32.2 Section 906 CFO Certification

(b)	Reports on Form 8-K

A Current Report on Form 8-K dated June 27, 2003 was filed with the Securities and Exchange Commission with attached press release including the power point presentation iDine’s management made on June 26, 2003 at the William Blair & Company 23rd Annual Growth Stock Conference in Chicago, Illinois.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

(amounts in thousands except per share data)

A Current Report on Form 8-K dated April 21, 2003 was filed with the Securities and Exchange Commission with attached press release announcing the Company’s first quarter ended March 31, 2003 earnings report.

S I G N A T U R E S

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IDINE REWARDS NETWORK INC.
(Registrant)

August 14, 2003	/s/Stephen E. Lerch
Stephen E. Lerch
Executive Vice President,
Chief Operating Officer - Dining, and Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Section 906 CEO Certification

32.2	Section 906 CFO Certification