Form 10-K/A
period 2002-12-31
IDINE REWARDS NETWORK INC
filed 2003-10-07
CIK 78536

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ___________________

                                   FORM 10-K/A

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2002

                                       OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

                         Commission File Number 1-13806

                           IDINE REWARDS NETWORK INC.
             (Exact Name of Registrant as Specified in its Charter)

                       Delaware                                 84-6028875
           (State or Other Jurisdiction of                   (I.R.S. Employer
            Incorporation or Organization)                Identification Number)

2 North Riverside Plaza, Suite 950, Chicago, Illinois              60606
      (Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code:  (312) 521-6767

Securities registered pursuant to Section 12(b) of the Act:


    Title of Each Class            Name of Each Exchange on Which Registered
    -------------------            -----------------------------------------
Common Stock, par value $0.02      American Stock Exchange
 per share

Securities registered pursuant to Section 12(g) of the Act:  None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [_]

     Based on the closing sale price of June 30, 2002, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $76,250,463.

     The number of shares of the registrant's common stock outstanding as of March 18, 2003 was 22,135,914.

DOCUMENTS INCORPORATED BY REFERENCE: Information contained in our Proxy Statement for the Annual Meeting of Stockholders held May 28, 2003 is incorporated herein by reference in response to Items 10, 11, 12 and 13.

ITEM 5. MARKET FOR OUR COMMON STOCK AND RELATED SHAREHOLDER MATTERS hereby is amended to read in its entirety as follows:

ITEM 5. MARKET FOR OUR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

On April 5, 2001, the New York Stock Exchange advised us that while we were in compliance with the market capitalization threshold it intended to de-list our common stock and our Series A Senior Convertible Redeemable Preferred Stock (the "Series A convertible preferred stock") since we did not, at the time, meet the minimum stockholders' equity requirement of $50 million. Effective April 16, 2001, our common stock was listed on the American Stock Exchange ("AMEX"). The following table sets forth the high and low prices of our common stock for the last two years ended December 31, 2002.

Quarter Ended                                Low                 High
-------------------------------           -----------         ----------
Year ended December 31, 2002
     Fourth Quarter                             $7.90            $ 11.25
     Third Quarter                               8.60              12.90
     Second Quarter                              8.00              12.00
     First Quarter                               4.25              10.20
Year ended December 31, 2001
     Fourth Quarter                              2.50               4.50
     Third Quarter                               2.30               3.80
     Second Quarter                              2.60               4.09
     First Quarter                               2.49               3.69

We have not paid cash dividends on our common stock in our two most recent fiscal years. The payment of dividends to holders of common stock, if any, in the future will depend upon, among other things, our earnings and financial requirements, as well as general business conditions. We do not expect to pay any cash dividends on our common stock in the foreseeable future. The number of holders of record of our common stock as of March 18, 2003 was approximately 315.

                      Equity Compensation Plan Information

                                                                                     Number of securities remaining
                                 Number of securities to       Weighted average       available for future issuance
                                 be issued upon exercise       exercise price of        under equity compensation
                                 of outstanding options,      outstanding options,     plans (excluding securities
Plan category                      warrants and rights        warrants and rights        reflected in column (a))
-------------                      -------------------        -------------------        ------------------------
                                          (a)                         (b)                           (c)
Equity compensation plans
  approved by security
  holders .....................        2,478,300                      4.57                       1,110,666

Equity compensation plans
  not approved by security
  holders .....................        5,075,584 (1)                  5.74                             ---

             Total ............        7,553,884                      5.36                       1,110,666

(1) Includes warrants to purchase 4,925,584 shares of common stock with an exercise price between $2.48 and 7.30 per share and options to purchase 150,000 shares of common stock with an exercise price of $3.00 per share.


On June 12, 2002, we sold 3.0 million shares of our common stock at $9.50 per share in a private placement to a group of 15 unaffiliated institutional investors from which we received $26,280,000 net of financial advisory, agent and legal fees. The offering was underwritten by Fulcrum Global Partners LLC, and the transaction was exempt from registration under Section 4(2) of the Securities Act of 1933. We subsequently filed a registration statement on Form S-3 to register these unregistered shares.

The proceeds from the stock issuance were used to purchase 2,474,576 shares of Series A Convertible Preferred Stock in a tender offer that we completed on July 15, 2002.

Furthermore, consistent with the terms of the Series A Convertible Preferred Stock, we gave notice to the holders of our Series A Convertible Preferred Stock of our intention to exercise our right to convert all of our issued and outstanding shares of Series A Convertible Preferred Stock into shares of our common stock. On January 23, 2003, 1,329,345 shares of our Series A Convertible Preferred Stock were converted into 1,586,122 shares of our common stock.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT hereby is amended to read in its entirety as follows:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2003 is incorporated herein by reference.

Executive officers of the registrant

George S. Wiedemann, 58, has been a director since 1998 and became President and Chief Executive Officer of iDine in September 2002. From October 2000 to September 2002, Mr. Wiedemann was the Chairman of the Board and Chief Executive Officer of Responsys Inc. Prior to that, Mr. Wiedemann was Chairman of the Board and Chief Executive Officer of GreyDirect Marketing Group, Inc., a direct marketing agency he founded in 1979. Mr. Wiedemann served as Chairman of the Board of the Direct Marketing Association in 1999. Mr. Wiedemann currently serves as a director of Responsys Inc.

Richard E. Carolan, 51, became Executive Vice President, Sales in April 2002. Prior to joining iDine, Mr. Carolan was Executive Vice President of Sales and Syndications for Guaranty Capital Corporation. From 1979 to 1999, Mr. Carolan held various sales and sales management positions with Bank of New England, which became BTM Capital Corporation, a wholly owned subsidiary of Tokyo-Mitsubishi, Ltd.

Gerald J. Hughes, 36, became Senior Vice President, Business Development in November 2000. Prior to that, he served as Vice President of Business Development for iDine.com, Inc., a subsidiary of iDine. From 1996 through 1999, Mr. Hughes was a management consultant with Deloitte Consulting.

Stephen E. Lerch, 49, became Executive Vice President and Chief Financial Officer in February 1997. In April 2003, Mr. Lerch became Chief Operating Officer, Dining. Prior to joining iDine, Mr. Lerch was a partner with Coopers and Lybrand LLP (now PricewaterhouseCoopers LLP), where he worked from 1978 to 1997.

Gregory J. Robitaille, 39, became Executive Vice President of Corporate Development in February 2001. From April 2000 to January 2001, Mr. Robitaille managed our revenue management and web site projects, and from September 1995 to March 2000, he was a managing director for Equity Group Investments, L.L.C.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS hereby is amended to read in its entirety as follows:

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Employment Agreements

In January 1997, Stephen E. Lerch became our Chief Financial Officer. Pursuant to his offer letter, dated January 29, 1997, Mr. Lerch received a signing bonus of $60,000 and is entitled to an annual base salary of $200,000, a minimum bonus of $15,000 per year, a $1,000 per month automobile allowance and a Transmedia Card, to be used for both business and personal use. In addition, under the offer letter, we agreed to recommend to our board of directors that Mr. Lerch be elected Executive Vice President and to recommend that our stock option committee award him 10,000 shares under our qualified stock option plan. The offer letter also provides that a lump sum payment of $500,000 will be paid to Mr. Lerch in the event of a change in our control. As of December 31, 2002, Mr. Lerch earned a base salary of $262,500 per year.

Gerald J. Hughes is currently our Executive Vice President, Business Development. Pursuant to his offer letter, dated March 30, 2000, Mr. Hughes is entitled to an annual base salary of $195,000 (subject to annual review) and is eligible for an annual cash bonus of up to a maximum of 50% of his base salary. His offer letter also entitles Mr. Hughes to receive options to purchase 3.0% of the initial fully-diluted shares in iDine.com, Inc. at an exercise price that is 140% of a specified valuation of iDine.com, Inc. or $35 million divided by the initial number of fully-diluted shares of iDine.com, Inc. The offer letter provides that these options will vest ratably on each of the first four anniversaries of Mr. Hughes' commencement of employment with us. In addition, under the terms of his offer letter, Mr. Hughes is eligible to receive all of the benefits generally available to our employees and to participate in the Executive Benefit Plan, which includes the executive dining benefit, severance arrangements and compensation in the event of a change of control. In the event of a change in our control and for a period of one year following a change in our control, if Mr. Hughes is terminated by us other than for cause, his offer letter states that he is entitled to receive a severance payment equal to 12 months of his salary, plus the greater of the guaranteed bonus for the year or the pro rata portion of the full bonus potential for that year. Upon such change in control, unvested options will immediately vest as provided in our 1996 Long-Term Incentive Plan. In addition, Mr. Hughes will be permitted, for a period of 12 months, to continue participating in the employee welfare benefit plans in which he was participating on his termination date.

In February 2001, Gregory Robitaille became our Executive Vice President of Corporate Development. Pursuant to his offer letter, dated February 1, 2001, Mr. Robitaille is entitled to receive an annual base salary of $218,000, subject to annual review. In addition, his offer letter provides for the grant of options to purchase 250,000 shares of our common stock at an exercise price of $2.50 per share and the grant of options to purchase another 50,000 shares of our common stock at an exercise price of $2.8750 per share, which options vest ratably on each anniversary of the commencement of his employment with us. Mr. Robitaille is also entitled, pursuant to the terms of his offer letter, to receive a bonus subject to the terms of the senior management bonus program. The offer letter also provides that if Mr. Robitaille's employment is terminated for any reason or if there is a diminution in his duties resulting from a change in our control, he will receive 12 months of his then-current base salary, will participate in the senior management bonus pool, and will be entitled to full options vesting and exercise privileges as provided in our 1996 Long-Term Incentive Plan. In addition, in the event of his termination without cause, or in the event of a change in our control, Mr. Robitaille's offer letter provides for his continued entitlement to the executive dining benefit and continued participation in our health care plan pursuant to COBRA.

Pursuant to his offer letter, dated June 19, 2001, Ed Gnatiuk, our Vice President and Chief Technology Officer, is entitled to receive an annual base salary of $200,000 and is eligible for a bonus of 45% of his base salary, based on our achieving stated financial performance criteria. In addition, Mr. Gnatiuk's offer letter provides for the grant of options to purchase 45,000 shares of our common stock at an exercise price of $3.62 upon commencement of employment and options to purchase an additional 40,000 shares of our common stock at the same exercise price in January 2002, in each case pursuant to our 1996 Long-Term Incentive Plan. Mr. Gnatiuk's offer letter states that he is also eligible to receive annual option grants at the discretion of our Chief Operating Officer and the compensation committee of our board of directors and he is entitled to receive our standard comprehensive benefits package as well as our executive dining benefit. Mr. Gnatiuk has agreed that in the event that he should leave our employ (whether voluntarily or involuntarily), he will refrain from interfering with or diverting any relationships with individuals with whom we have business relationships. This provision will be void in the event of a change in our control.

Pursuant to an offer letter, dated March 14, 2002, Richard E. Carolan became our Executive Vice President and Head of Restaurant Sales. Under the terms of his offer letter, Mr. Carolan was entitled to receive an annual base salary of $250,000, to be reviewed annually and to increase, in any event, to no less than $275,000 starting January 1, 2003. In addition, the agreement provided that Mr. Carolan was eligible to participate in the senior management bonus program, under which he was guaranteed a minimum bonus of $100,000. Because Mr. Carolan was required to relocate to Miami, we also reimbursed him for various house-hunting expenses and up to $2,000 per quarter for weekend family visits. Mr. Carolan's offer letter also provided for the grant of options to purchase 225,000 shares of our common stock at an exercise price equal to the closing price of our common stock on the date of his acceptance of his offer of employment, vesting ratably on each of the first four anniversaries of his employment with us, and an automobile allowance of $1,000 per month. In addition, the agreement provided that Mr. Carolan was entitled to receive our comprehensive benefit package and our executive dining benefit. In the event that Mr. Carolan is terminated without cause, or experiences a diminution of his duties as the result of a change in our control, he is entitled to receive 12 months of his then-current base salary and to participate in the senior management bonus pool, and he is entitled to full options vesting and exercise privileges as well as full vesting in our 401(k) plan and continued participation in our health care plan pursuant to COBRA.

In January 2003, we terminated Mr. Carolan's employment, and pursuant to his termination agreement, dated January 15, 2003, Mr. Carolan was entitled to twelve months' salary, which we paid in a lump sum. Under his termination agreement, Mr. Carolan will receive $4,000 for moving expenses, $1,770 for one month's rent for his Miami apartment, $3,000 representing foregone interest on his country club membership and personal counsel fees relating to the review of his severance agreement, not to exceed $2,000. Mr. Carolan is also entitled to certain bonus payments to be pro-rated for the year. In addition, 168,750 of the options granted to Mr.

Carolan became fully-vested, giving Mr. Carolan 90 days to exercise those options, while another 56,250 of the options granted to Mr. Carolan became exercisable up to and including July 1, 2003. In exchange for this consideration, Mr. Carolan was required to execute a general release.

In September 2002, Gene M. Henderson resigned as President and Chief Executive Officer. In connection with his resignation, we entered into a termination agreement with Mr. Henderson, dated October 23, 2002. Pursuant to the termination agreement and pursuant to his employment contract, dated October 13, 1998, Mr. Henderson is to receive cash payments totaling $1,500,000, which is the equivalent of approximately twice his annual salary and bonus, as well as continued healthcare coverage for a period of 18 months, in accordance with COBRA. Mr. Henderson is also entitled to any accrued benefits under any employee benefit plan and is entitled to reimbursement for reasonable expenses accrued through the date of his termination. Mr. Henderson has agreed that, until January 1, 2003, he will not be employed by, invest in or perform work for a business in which we or our affiliates are engaged and he will refrain from offering employment or a consulting relationship to any person who is an employee of or a consultant to us or our affiliates. In addition, both we and Mr. Henderson have agreed to refrain from making any disparaging statements about the management, business or business practices of one another. Mr. Henderson was also required to sign a general release and agreed not to bring any action against us for any claims covered by the release.

Our board of directors appointed George S. Wiedemann as President and Chief Executive Officer following Mr. Henderson's resignation. In addition to a base salary of $500,000 (subject to annual review), Mr. Wiedemann's employment agreement, dated September 25, 2002, provides for an annual bonus opportunity of up to 100% of his base salary and an option to purchase 1,000,000 shares of our common stock, pursuant to our 1996 Long-Term Incentive Plan, at an exercise price of $9.58 per share. These options will vest ratably on September 30 of each of the first four years of Mr. Wiedemann's employment. Mr. Wiedemann is also entitled to a comprehensive physical examination on an annual basis at our expense. In addition, Mr. Wiedemann's employment agreement provides for severance payments that include 12 months of his base salary, an amount equal to the average of his annual bonus for the three years preceding his termination and any portion of his annual bonus actually achieved. Prior to the second anniversary of his employment, we will also provide accelerated vesting of Mr. Wiedemann's common stock options. In consideration for these severance arrangements, Mr. Wiedemann will be required to sign and comply with a termination agreement, which will include non-competition provisions, a general release of liability and a covenant not to bring any actions against us that are covered by the release. In addition to these severance arrangements, Mr. Wiedemann's employment agreement provides that, in the event of a change in our control, or if Samuel Zell ceases to be Chairman of our board of directors, Mr. Wiedemann will be entitled to a lump sum severance payment equal to 18 months of his then-current base salary plus the greater of the guaranteed bonus for that year or the pro rata portion of the full bonus potential for that year. Any of Mr. Wiedemann's options that have not yet vested at that point will vest, and he will be entitled to participate, for a 12-month period, in employee welfare benefit plans in which he was participating on his termination date.

The employment agreements of each of the officers listed above (with the exception of Mr. Lerch) contain both confidentiality and non-competition provisions. The non-competition provisions survive for one year following voluntary or involuntary termination.

Agreements Affecting the Voting and Disposition of Common Stock

We and certain of our stockholders are parties to several agreements that affect the voting and disposition of our common stock. The principal terms of these agreements are as follows:

Halmostock Limited Partnership, which owned 551,442 shares of our common stock as of March 18, 2003, and Melvin Chasen and Iris Chasen, who together own 232,661 shares of our common stock, agreed to grant Samstock, L.L.C., which was the beneficial owner of 5,797,207 shares, or 24.1% of the outstanding shares of our common stock as of March 18, 2003, (a) the right of first refusal on all public and private sales of their shares and (b) certain rights to require them to sell all of their share holdings in the event Samstock, L.L.C. sells its shares; provided, however, that Halmostock Limited Partnership will not be required to sell 92,000 shares of our common stock at a share price of $7.11 or less. These arrangements will terminate if Samstock, L.L.C. and its affiliates cease to own voting securities representing at least 5% of the combined voting power of our stock.

Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank, who together beneficially owned 4,521,041 shares of our common stock as of March 18, 2003, or 20.3% of the outstanding shares of our common stock, agreed that they will not take any of the following actions prior to August 23, 2005 without the approval of a majority of our disinterested directors, subject to specified limited exceptions: (a) increase their ownership of voting securities beyond the combined voting power of all voting securities represented by the shares and the warrants they each beneficially own, respectively; provided, however, that the foregoing limitation does not prohibit certain purchases of voting securities directly from us and certain repurchases of voting securities by us; (b) solicit proxies or assist any other person or otherwise become a "participant" in the "solicitation" of proxies in opposition to the recommendation of a majority of disinterested directors; (c) form, join or participate in any other way in a partnership, pooling agreement, syndicate, voting trust or other "group," with certain exceptions, or enter into any agreement or arrangement or otherwise act in concert with any other person, for the purpose of acquiring, holding, voting or disposing of our voting securities;
(d) assist, encourage or induce any person to bid for or acquire our outstanding voting securities unless the completion of the transaction requires the approval of our board of directors and we obtain a suitable confidentiality and standstill agreement from the party; or (e) take any action to seek to circumvent any of the foregoing limitations. We have granted registration rights with respect to the shares of common stock that these stockholders purchased from us and the shares of common stock issuable upon exercise of warrants held by these stockholders.

Consulting Agreements

In March 2002, we entered into an agreement with Responsys, Inc. ("Responsys") pursuant to which Responsys provides e-mail marketing services to us. The term of the agreement is from June 1, 2002 to May 31, 2004, and the anticipated payments to be made, based on the level of services provided for in the contract, total approximately $290,000 for the two years. At the time the agreement was signed, Mr. Wiedemann was President, Chief Executive Officer and a stockholder of Responsys. Prior to his becoming our President and Chief Executive Officer, Mr. Wiedemann resigned as President and Chief Executive Officer of Responsys. Mr. Wiedemann remains a director and a stockholder of Responsys.

Since 1997, we have retained the services of Equity Group Investments, L.L.C. to perform financial consulting and investment advisory services for us. Samuel Zell, who has been a director since 2002 and is the Chairman of our board of directors, is the Chairman of Equity Group Investments, L.L.C., and Sheli Z. Rosenberg, who became a director in November 2000, is Vice Chairperson of Equity Group Investments, L.L.C. We believe that such services have been on terms no less favorable to us than could have been obtained from other independent parties. In fiscal 2002, we paid fees and expenses to Equity Group Investments, L.L.C. in the amount of $250,000 for financial consulting and investment advisory services, and we anticipate paying fees in the amount of $250,000 for such services in fiscal 2003.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K hereby is amended to read in its entirety as follows:

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       The following documents are being filed as part of this report:

(a) 1. FINANCIAL STATEMENTS
       See response to Item 8 above.

    2. FINANCIAL STATEMENT SCHEDULES

       Schedule II - Valuation and Qualifying Accounts

    3. EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K AND PARAGRAPH (C) BELOW See response to Item 15(c) below.

(b) Reports on Form 8-K
       None

(c) Exhibits

Exhibit No.                          Description
-----------                          -----------

3.1**        Restated Certificate of Incorporation of iDine Rewards Network Inc.

3.3+         By-Laws of iDine Rewards Network Inc., as amended.

Exhibit No.                            Description
-----------                            -----------

4.1 Form of Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Transmedia Network Inc. is incorporated herein by reference to Exhibit 3.5 to Amendment No. 1 to Transmedia Network Inc.'s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.2 Form of Series A Preferred Stock certificate is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Transmedia Network Inc.'s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3 Form of Rights Agreement between Transmedia Network Inc. and American Stock Transfer & Trust Company is incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to Transmedia Network Inc.'s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.4 Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Gene M. Henderson, Herbert M. Gardner, James M. Callaghan, Gregory J. Robitaille, John A. Ward III, George S. Wiedemann, Christine M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman, and Tim Litle is incorporated herein by reference to Exhibit 4.7 to Transmedia's Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.5 Co-Sale and Voting Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Samstock, L.L.C., Gene M. Henderson, Herbert M. Gardner, James M. Callaghan, Gregory J. Robitaille, John A. Ward III, George S. Wiedemann, Christine M. Donohoo,
              Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman and Tim Litle is incorporated herein by reference to Exhibit 4.8 to Transmedia Network Inc.'s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.6+ Termination of Co-Sale and Voting Agreement, dated as of February 5, 2003, among iDine Rewards Network Inc., Samstock, L.L.C. and each of the investors listed therein.

4.7 Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.5 to Transmedia Network Inc.'s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.8+ First Amendment, dated February __, 2003, to the Investment Agreement, dated April 28, 2000, among iDine Rewards Network Inc., Samstock, L.L.C., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank.

Exhibit No.                           Description
-----------                           -----------

4.9 Co-Sale and Voting Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Samstock, L.L.C., Minotaur Partners II, L.P., Value Vision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.6 to Transmedia Network Inc.'s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.10** Termination of Co-Sale and Voting Agreement, dated February 5, 2003, among iDine Rewards Network Inc., Samstock, L.L.C., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank.

4.11** Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C.

4.12 Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.'s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.13** Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee.

4.14 Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.15 to Transmedia Network Inc.'s Registration Statement on Form S-3 (File No. 333-49366), filed on November 6, 2000.

4.15 Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.17 to Transmedia Network Inc.'s Registration Statement on Form S-3 (File No. 333-49366), filed on November 6, 2000.

4.16 Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 10.2 to Transmedia Network Inc.'s Current Report on Form 8-K (File No. 001-13806), filed on November 17, 1997.

10.1 First Amended and Restated Receivables Purchase Agreement, dated as of May 17, 2001, among Transmedia Network Inc., iDine Restaurant Group Inc., Transmedia Service Company Inc. and RTR Funding LLC, is incorporated herein by reference to Exhibit 4.1 to Transmedia Network Inc.'s Annual Report on Form 10-K (File No. 001-13806), filed on December 31, 2001.

10.2** Amended and Restated Asset Purchase Agreement, dated as of May 17, 2001, among Park Avenue Receivables Corporation, The Chase Manhattan Bank and the several financial institutions party thereto.

Exhibit No.                          Description
-----------                          -----------

10.3** First Amended and Restated Receivables Transfer Agreement, dated as of May 17, 2001, among Park Avenue Receivables Corporation, Fairway Finance Corporation, RTR Funding LLC, Transmedia Network Inc., the several financial institutions party thereto, Frank Felix Associates, Ltd., The Chase Manhattan Bank and the several agent banks party thereto.

10.4** Amendment No. 1 to the Amended and Restated Receivables Transfer Agreement, the Receivables Purchase Agreement and the Parco Asset Purchase Agreement, each originally dated as of May 17, 2001, among Park Avenue Receivables Corporation, RTR Funding LLC, iDine Rewards Network Inc., iDine Restaurant Group Inc., Transmedia Service Company Inc., various financial institutions, Frank Felix Associates, Ltd. and JP Morgan Chase Bank, dated as of May 14, 2002.

10.5** Amendment No. 2 to Annex X to the Amended and Restated Receivables Transfer Agreement, originally dated as of May 17, 2001, among Park Avenue Receivables Corporation, RTR Funding LLC, iDine Rewards Network Inc., iDine Restaurant Group Inc., Transmedia Service Company Inc., various financial institutions, Frank Felix Associates, Ltd. and JP Morgan Chase Bank, dated as of June 7, 2002.

10.6** Amendment No. 3 to the Amended and Restated Receivables Transfer Agreement, Amendment No. 2 to the Receivables Purchase Agreement and Amendment No. 2 to the Parco Asset Purchase Agreement, each originally dated as of May 17, 2001, among Park Avenue Receivables Corporation, RTR Funding LLC, iDine Rewards Network Inc., iDine Restaurant Group Inc., Transmedia Service Company Inc., various financial institutions, Frank Felix Associates, LTD and JP Morgan Chase Bank, dated as of May 15, 2003.

10.7* Transmedia Network Inc. 1987 Stock Option and Rights Plan is incorporated herein by reference to Exhibit 10.2 to Transmedia Network Inc.'s Annual Report on Form 10-K (File No. 000-4028), filed on December 29, 1994.

10.8* Form of Stock Option Agreement for certain Directors (as modified) between Transmedia Network Inc. and certain directors is incorporated herein by reference to Exhibit 10.3 to Transmedia Network Inc.'s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 1995.

10.9 Stock Purchase and Sale Agreement, dated as of November 6, 1997, among Transmedia Network Inc., Samstock, L.L.C. and Transmedia Investors L.L.C. is incorporated herein by reference to Exhibit
              10.1 to Transmedia Network Inc.'s Current Report on Form 8-K (File No. 001-13806), filed on November 17, 1997.

Exhibit No.                           Description
-----------                           -----------

10.10 Amended and Restated Agreement Among Stockholders, dated as of March 3, 1998, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C., Melvin Chasen and Iris Chasen is incorporated herein by reference to Exhibit 10.5 to Transmedia Network Inc.'s Current Report on Form 8-K (File No. 001-13806), filed on March 17, 1998.

10.11 Stockholders' Agreement, dated as of March 3, 1998, among Transmedia Network Inc., EGI-Transmedia Investors, L.L.C., Samstock, L.L.C. and Halmostock Limited Partnership is incorporated herein by reference to Exhibit 10.6 to Transmedia Network Inc.'s Current Report on Form 8-K (File No. 001-13806), filed on March 17, 1998.

10.12 Form of Standby Purchase Agreement, dated as of June 30, 1999, between Transmedia Network Inc. and Samstock, L.L.C., including Standby Agreement Warrant, is incorporated herein by reference to
              Exhibit 1.1 to Amendment No. 1 to Transmedia Network Inc.'s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

10.13* Transmedia Network Inc. 1996 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.29 to Transmedia Network Inc.'s Annual Report on Form 10-K (File No. 001-13806), filed on December 31, 1998.

10.14** Master Services and Software License Agreement, dated as of March 31, 2002, between iDine Rewards Network Inc. and Responsys, Inc.

10.15** Corporate Program Agreement, dated as of March __, 2001, between Transmedia Network Inc. and Responsys.com, Inc.

10.16** Office Lease Agreement, dated May 5, 2003, between iDine Rewards Network Inc. and Equity Office Properties Management.

10.17** Administrative Services Agreement, dated March 31, 2003, between iDine Rewards Network Inc. and Equity Group Investments, L.L.C.

10.18** *     Employment Agreement, dated as of June 19, 2001, between iDine
              Rewards Network Inc. and Ed Gnatiuk.

10.19** *     Employment Agreement, dated as of March 30, 2000, between
              Transmedia Network Inc. and Gerald J. Hughes.

10.20* Letter of Agreement, dated January 29, 1997, between Transmedia Network Inc. and Stephen E. Lerch is incorporated herein by reference to Exhibit 10.28 to Transmedia Network Inc.'s Annual Report on Form 10-K/A-2 (File No. 001-13806), filed on February 10, 1998.

10.21** *     Employment Transition Agreement, dated as of September 13, 2001, between Transmedia Network Inc. and James M. Callaghan.

Exhibit No.                           Description
-----------                           -----------

10.22* Offer Letter, dated as of March 14, 2002, between iDine Rewards Network Inc. and Richard E. Carolan is incorporated herein by reference to Exhibit 10.4 to Post-Effective Amendment No. 1 to iDine Rewards Network Inc.'s Registration Statement on Form S-3 (File No. 333-49366), filed on July 24, 2003.

10.23* Letter of Termination, dated January 15, 2003, between iDine Rewards Network Inc. and Richard E. Carolan, is incorporated herein by reference to Exhibit 10.3 to Post-Effective Amendment No. 1 to iDine Rewards Network Inc.'s Registration Statement on Form S-3 (File No. 333-49366), filed on July 24, 2003.

10.24*+ Employment Agreement, dated as of September 25, 2002, between iDine Rewards Network Inc. and George S. Wiedemann.

10.25** *     Offer Letter, dated March 14, 2003, between iDine Rewards Network
              Inc. and Bryan Adel.

10.26* Termination Agreement, dated October 23, 2002, between Gene Henderson and iDine Rewards Network, Inc. is incorporated herein by reference to Exhibit 10 to iDine Rewards Network Inc.'s Registration Statement on Form S-8 (File No. 333-101237), filed on November 15, 2002.

10.27** *     Offer Letter, dated March 14, 2003, between iDine Rewards Network
              Inc. and David Marks.

10.28** *     Offer Letter, dated May 14, 2003, between iDine Rewards Network
              Inc. and Kenneth R. Posner.

10.29** *     Offer Letter, dated June 18, 2003, between iDine Rewards Network
              Inc. and Anthony Priore.

10.30** *     Offer Letter, dated April 22, 2003, between iDine Rewards Network
              Inc. and Domenic Rinaldi.

10.31** *     Offer Letter, dated February 1, 2001, between Transmedia Network
              Inc. and Gregory J. Robitaille.

10.32 Consulting Contract, dated as of September 30, 2001, between Transmedia Network Inc., Transmedia Service Company, Inc., Frank Felix Associates, Ltd. and Frank Schmeyer is incorporated herein by reference to Exhibit 10.34 to Transmedia Network Inc.'s Annual Report on Form 10-K (File No. 001-13806), filed on December 31, 2001.

10.33** First Amendment to Consulting Contract, undated, between iDine Rewards Network Inc. (f/k/a Transmedia Network Inc.), Frank Felix Associates, Ltd. and Frank Schmeyer.

Exhibit No.                            Description
-----------                            -----------

10.34 Form of Directors' and Officers' Indemnity Agreement, dated as of May __, 2002, between iDine Rewards Network Inc. and the indemnitee stated therein, is incorporated herein by reference to
              Exhibit 99 to iDine Rewards Network Inc.'s Registration Statement on Form S-3 (File No. 333-89406), filed on May 30, 2002.

12+           Statement regarding calculation of earnings to fixed charges.

14+ Employee Code of Conduct for iDine Rewards Network Inc., effective November 19, 2002.

21**          List of Subsidiaries.

23.1+         Consent of KPMG LLP.

99.1+ Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2+ Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3**        Cautionary Statements.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K/A

**     Filed herewith

+ Filed as an exhibit to iDine Rewards Network Inc.'s Annual Report on Form 10-K (File No. 001-13806), filed on March 31, 2003

  (d)  Financial Statement Schedules

       See paragraphs (a)(1) and (a)(2) above for financial statement schedules and supplemental financial statements filed as part of this Form 10-K/A.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        iDine Rewards Network Inc.

                                        By:    /s/ George S. Wiedemann
                                              -----------------------------
                                              George S. Wiedemann
                                              President and Chief Executive
                                              Officer

                                        Date: October 7, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                        Title                                   Date
              ---------                                        -----                                   ----
           /s/ Samuel Zell                   Chairman of the Board and Director                   October 7, 2003
 ------------------------------------
             Samuel Zell

      /s/ George S. Wiedemann                President and Chief Executive Officer (Principal     October 7, 2003
 ------------------------------------
         George S. Wiedemann                 Executive Officer)

        /s/ Stephen E. Lerch                 Executive Vice President,                            October 7, 2003
 ------------------------------------
           Stephen E. Lerch                  Chief Financial Officer and
                                             Chief Operating Officer, Dining
                                             (Principal Financial and Accounting Officer)

        /s/ Peter C.B. Bynoe                 Director                                             October 7, 2003
 ------------------------------------
           Peter C.B. Bynoe

       /s/ Herbert M. Gardner                Director                                             October 7, 2003
 ------------------------------------
          Herbert M. Gardner

        /s/ Raymond A. Gross                 Director                                             October 7, 2003
 ------------------------------------
           Raymond A. Gross

         /s/ F. Philip Handy                 Director                                             October 7, 2003
 ------------------------------------
           F. Philip Handy

        /s/ Sheli Z. Rosenberg               Director                                             October 7, 2003
 ------------------------------------
          Sheli Z. Rosenberg

       /s/ Harold I. Shain                   Director                                             October 7, 2003
 ------------------------------------
           Harold I. Shain

        /s/ John A. Ward III                 Director                                          September 30, 2003
 ------------------------------------
           John A. Ward III

         /s/ Lester Wunderman                Director                                             October 7, 2003
 ------------------------------------
           Lester Wunderman

                                  CERTIFICATION

I, George S. Wiedemann, certify that:

         1. I have reviewed the annual report on Form 10-K of iDine Rewards Network Inc. (the "registrant"), as amended on October 7, 2003 (this "annual report");

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the original filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date     October 7, 2003

By         /s/ George S. Wiedemann
         --------------------------------------
         George S. Wiedemann
         President and Chief Executive Officer

                                  CERTIFICATION

I, Stephen E. Lerch, certify that:

         1. I have reviewed the annual report on Form 10-K of iDine Rewards Network Inc. (the "registrant"), as amended on October 7, 2003 (this "annual report");

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the original filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date     October 7, 2003

By         /s/ Stephen E. Lerch
         --------------------------------
         Stephen E. Lerch
         Executive Vice President,
         Chief Financial Officer and
         Chief Operating Officer, Dining

                           IDINE REWARDS NETWORK INC.

                               LISTING OF EXHIBITS

Exhibit No.                               Description

3.1**           Restated Certificate of Incorporation of iDine Rewards Network
                Inc.

3.3+            By-Laws of iDine Rewards Network Inc., as amended.

4.1 Form of Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Transmedia Network Inc. is incorporated herein by reference to Exhibit 3.5 to Amendment No. 1 to Transmedia Network Inc.'s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.2 Form of Series A Preferred Stock certificate is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Transmedia Network Inc.'s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3 Form of Rights Agreement between Transmedia Network Inc. and American Stock Transfer & Trust Company is incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to Transmedia Network Inc.'s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.4 Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Gene M. Henderson, Herbert M. Gardner, James M. Callaghan, Gregory J. Robitaille, John A. Ward III, George S. Wiedemann, Christine M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman, and Tim J. Litle is incorporated herein by reference to Exhibit 4.7 to Transmedia's Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.5 Co-Sale and Voting Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Samstock, L.L.C., Gene M. Henderson, Herbert M. Gardner, James M. Callaghan, Gregory J. Robitaille, John A. Ward III, George S. Wiedemann, Christine M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman and Tim Little is incorporated herein by reference to Exhibit
                4.8 to Transmedia Network Inc.'s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.6+ Termination of Co-Sale and Voting Agreement, dated as of February 5, 2003, among iDine Rewards Network Inc., Samstock, L.L.C. and each of the investors listed therein.

4.7 Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.5 to Transmedia Network Inc.'s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

Exhibit No.                              Description

4.8+ First Amendment, dated February __, 2003, to the Investment Agreement, dated April 28, 2000, among iDine Rewards Network Inc., Samstock, L.L.C., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank.

4.9 Co-Sale and Voting Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Samstock, L.L.C., Minotaur Partners II, L.P., Value Vision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to
                Exhibit 4.6 to Transmedia Network Inc.'s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.10** Termination of Co-Sale and Voting Agreement, dated February 5, 2003, among iDine Rewards Network Inc., Samstock, L.L.C., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank.

4.11** Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C.

4.12 Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.'s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.13** Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee.

4.14 Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.15 to Transmedia Network Inc.'s Registration Statement on Form S-3 (File No. 333-49366), filed on November 6, 2000.

4.15 Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.17 to Transmedia Network Inc.'s Registration Statement on Form S-3 (File No. 333-49366), filed on November 6, 2000.

4.16 Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 10.2 to Transmedia Network Inc.'s Current Report on Form 8-K (File No. 001-13806), filed on November 17, 1997.

10.1 First Amended and Restated Receivables Purchase Agreement, dated as of May 17, 2001, among Transmedia Network Inc., iDine Restaurant Group Inc., Transmedia Service Company Inc. and RTR Funding LLC, is incorporated herein by reference to Exhibit 4.1 to Transmedia Network Inc.'s Annual Report on Form 10-K (File
               No. 001-13806), filed on December 31, 2001.

Exhibit No.                            Description

10.2** Amended and Restated Asset Purchase Agreement, dated as of May 17, 2001, among Park Avenue Receivables Corporation, The Chase Manhattan Bank and the several financial institutions party thereto.

10.3** First Amended and Restated Receivables Transfer Agreement, dated as of May 17, 2001, among Park Avenue Receivables Corporation, Fairway Finance Corporation, RTR Funding LLC, Transmedia Network Inc., the several financial institutions party thereto, Frank Felix Associates, Ltd., The Chase Manhattan Bank and the several agent banks party thereto.

10.4** Amendment No. 1 to the Amended and Restated Receivables Transfer Agreement, the Receivables Purchase Agreement and the Parco Asset Purchase Agreement, each originally dated as of May 17, 2001, among Park Avenue Receivables Corporation, RTR Funding LLC, iDine Rewards Network Inc., iDine Restaurant Group Inc., Transmedia Service Company Inc., various financial institutions, Frank Felix Associates, Ltd. and JP Morgan Chase Bank, dated as of May 14, 2002.


10.5** Amendment No. 2 to Annex X to the Amended and Restated Receivables Transfer Agreement,originally dated as of May 17, 2001, among Park Avenue Receivables Corporation, RTR Funding LLC, iDine Rewards Network Inc., iDine Restaurant Group Inc., Transmedia Service Company Inc., various financial institutions, Frank Felix Associates, Ltd. and JP Morgan Chase Bank, dated as of June 7, 2002.

10.6** Amendment No. 3 to the Amended and Restated Receivables Transfer Agreement, Amendment No. 2 to the Receivables Purchase Agreement and Amendment No. 2 to the Parco Asset Purchase Agreement, each originally dated as of May 17, 2001, among Park Avenue Receivables Corporation, RTR Funding LLC, iDine Rewards
                Network Inc., iDine Restaurant Group Inc., Transmedia
                Service Company Inc., various financial institutions, Frank Felix Associates, LTD and JP Morgan Chase Bank, dated as of
                May 15, 2003.

10.7* Transmedia Network Inc. 1987 Stock Option and Rights Plan is incorporated herein by reference to Exhibit 10.2 to Transmedia Network Inc.'s Annual Report on Form 10-K (File No. 000-4028), filed on December 29, 1994.

10.8* Form of Stock Option Agreement for certain Directors (as modified) between Transmedia Network Inc. and certain directors is incorporated herein by reference to Exhibit 10.3 to Transmedia Network Inc.'s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 1995.

10.9 Stock Purchase and Sale Agreement, dated as of November 6, 1997, among Transmedia Network Inc., Samstock, L.L.C. and Transmedia Investors L.L.C. is incorporated herein by reference to Exhibit
                10.1 to Transmedia Network Inc.'s Current Report on Form 8-K (File No. 001-13806), filed on November 17, 1997.

Exhibit No.                            Description

10.10 Amended and Restated Agreement Among Stockholders, dated as of March 3, 1998, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C., Melvin Chasen and Iris Chasen is incorporated herein by reference to Exhibit 10.5 to Transmedia Network Inc.'s Current Report on Form 8-K (File No. 001-13806), filed on March 17, 1998.

10.11 Stockholders' Agreement, dated as of March 3, 1998, among Transmedia Network Inc., EGI-Transmedia Investors, L.L.C., Samstock, L.L.C. and Halmostock Limited Partnership is incorporated herein by reference to Exhibit 10.6 to Transmedia Network Inc.'s Current Report on Form 8-K (File No. 001-13806), filed on March 17, 1998.

10.12 Form of Standby Purchase Agreement, dated as of June 30, 1999, between Transmedia Network Inc. and Samstock, L.L.C., including Standby Agreement Warrant, is incorporated herein by reference to
               Exhibit 1.1 to Amendment No. 1 to Transmedia Network Inc.'s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

10.13* Transmedia Network Inc. 1996 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.29 to Transmedia Network Inc.'s Annual Report on Form 10-K (File No. 001-13806), filed on December 31, 1998.

10.14** Master Services and Software License Agreement, dated as of March 31, 2002, between iDine Rewards Network Inc. and Responsys, Inc.

10.15** Corporate Program Agreement, dated as of March __, 2001, between Transmedia Network Inc. and Responsys.com, Inc.

10.16** Office Lease Agreement, dated May 5, 2003, between iDine Rewards Network Inc. and Equity Office Properties Management.

10.17** Administrative Services Agreement, dated March 31, 2003, between iDine Rewards Network Inc. and Equity Group Investments, L.L.C.

10.18** *      Employment Agreement, dated as of June 19, 2001, between iDine
               Rewards Network Inc. and Ed Gnatiuk.

10.19** *      Employment Agreement, dated as of March 30, 2000, between
               Transmedia Network Inc. and Gerald J. Hughes.

10.20* Letter of Agreement, dated January 29, 1997, between Transmedia Network Inc. and Stephen E. Lerch is incorporated herein by reference to Exhibit 10.28 to Transmedia Network Inc.'s Annual Report on Form 10-K/A-2 (File No. 001-13806), filed on February 10, 1998.

10.21** *      Employment Transition Agreement, dated as of September 13, 2001, between Transmedia Network Inc. and James M. Callaghan.

Exhibit No.                           Description

10.22* Offer Letter, dated as of March 14, 2002, between iDine Rewards Network Inc. and Richard E. Carolan is incorporated herein by reference to Exhibit 10.4 to Post-Effective Amendment No. 1 to iDine Rewards Network Inc.'s Registration Statement on Form S-3 (File No. 333-49366), filed on July 24, 2003.

10.23* Letter of Termination, dated January 15, 2003, between iDine Rewards Network Inc. and Richard E. Carolan, is incorporated herein by reference to Exhibit 10.3 to Post-Effective Amendment No. 1 to iDine Rewards Network Inc.'s Registration Statement on Form S-3 (File No. 333-49366), filed on July 24, 2003.

10.24*+ Employment Agreement, dated as of September 25, 2002, between iDine Rewards Network Inc. and George S. Wiedemann.

10.25** *      Offer Letter, dated March 14, 2003, between iDine Rewards Network
               Inc. and Bryan Adel.

10.26* Termination Agreement, dated October 23, 2002, between Gene Henderson and iDine Rewards Network, Inc. is incorporated herein by reference to Exhibit 10 to iDine Rewards Network Inc.'s Registration Statement on Form S-8 (File No. 333-101237), filed on November 15, 2002.

10.27** *      Offer Letter, dated March 14, 2003, between iDine Rewards Network
               Inc. and David Marks.

10.28** *      Offer Letter, dated May 14, 2003, between iDine Rewards Network
               Inc. and Kenneth R. Posner.

10.29** *      Offer Letter, dated June 18, 2003, between iDine Rewards Network
               Inc. and Anthony Priore.

10.30** *      Offer Letter, dated April 22, 2003, between iDine Rewards Network
               Inc. and Domenic Rinaldi.

10.31** *      Offer Letter, dated February 1, 2001, between Transmedia Network
               Inc. and Gregory J. Robitaille.

10.32 Consulting Contract, dated as of September 30, 2001, between Transmedia Network Inc., Transmedia Service Company, Inc., Frank Felix Associates, Ltd. and Frank Schmeyer is incorporated herein by reference to Exhibit 10.34 to Transmedia Network Inc.'s Annual Report on Form 10-K (File No. 001-13806), filed on December 31, 2001.

10.33** First Amendment to Consulting Contract, undated, between iDine Rewards Network Inc. (f/k/a Transmedia Network Inc.), Frank Felix Associates, Ltd. and Frank Schmeyer.

Exhibit No.                              Description

10.34 Form of Directors' and Officers' Indemnity Agreement, dated as of May __, 2002, between iDine Rewards Network Inc. and the indemnitee stated therein, is incorporated herein by reference to
               Exhibit 99 to iDine Rewards Network Inc.'s Registration Statement on Form S-3 (File No. 333-89406), filed on May 30, 2002.

12+            Statement regarding calculation of earnings to fixed charges.

14+ Employee Code of Conduct for iDine Rewards Network Inc., effective November 19, 2002.

21**           List of Subsidiaries.

23.1+          Consent of KPMG LLP.

99.1+ Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2+ Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3**         Cautionary Statements.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K/A

**  Filed herewith

+ Filed as an exhibit to iDine Rewards Network Inc.'s Annual Report on Form 10-K (File No. 001-13806), filed on March 31, 2003