Form 10-Q
period 2003-09-30
IDINE REWARDS NETWORK INC
filed 2003-11-14
CIK 78536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2003

or

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

312-521-6767

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☒  Yes  No

As of November 11, 2003, there were 24,166,891 shares of the registrant’s common stock, par value $.02 per share outstanding.

I N D E X

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

	September 30, 2003	December 31, 2002*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,708	$8,266
Short-term investments	3,230	1,183
Accounts receivable, net	6,608	6,178
Rights to Receive, net	118,341	111,962
Deferred income taxes	7,487	5,537
Prepaid expenses and other current assets	1,174	1,150

Total current assets	149,548	134,276
Property and equipment, net	9,409	7,813
Other assets	598	383
Excess of cost over net assets acquired	9,671	9,671

Total assets	$169,226	$152,143

Liabilities and Shareholders’ Equity
Current liabilities:
Secured non-recourse revolving debt	60,000	60,000
Accounts payable – Rights to Receive	16,068	17,009
Accounts payable – trade	14,940	13,951
Accrued and other expenses	6,245	6,311
Deferred membership fee income	2,061	2,216
Deferred income taxes	49	49

Total current liabilities	99,363	99,536
Long-term liabilities	198	206

Total liabilities	99,561	99,742

Stockholders’ equity :
Preferred stock, par value $0.10 per share (1,000 shares authorized; none issued and outstanding)	—	—
Preferred stock – Series A, senior convertible redeemable, par value $0.10 per share; authorized 10,000 shares; issued 0 and 1,330 shares, respectively, and outstanding 0 and 1,218 shares, respectively. .	—	133
Common stock, par value $0.02 per share; authorized 70,000 shares; issued 24,444 and 20,530 shares, respectively, and outstanding 24,162 and 20,381 shares, respectively.	489	411
Additional paid-in capital	54,104	48,573
Cumulative other comprehensive income	3	4
Retained earnings	17,279	5,490
Treasury stock, at cost (282 and 260 shares, respectively)	(2,210)	(2,210)

Total stockholders’ equity	69,665	52,401

Total liabilities and stockholders’ equity	$169,226	$152,143

See accompanying notes to unaudited consolidated financial statements.

* The balance sheet at December 31, 2002 is derived from the registrant’s audited consolidated financial statements.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating revenues:
Sales	$89,530	$81,251	$259,794	$203,613
Cost of sales	47,312	43,659	138,283	110,069
Member rewards and savings	18,463	16,569	53,304	40,209

Net revenue	23,755	21,023	68,207	53,335
Membership fees	1,068	1,114	3,552	3,831
Other operating revenue	53	24	124	136

Total operating revenues	24,876	22,161	71,883	57,302

Operating expenses:
Salaries and benefits	5,375	4,703	15,299	13,418
Sales commissions and expenses	4,177	3,311	11,848	7,666
Member and merchant marketing	1,729	1,610	5,364	4,935
Printing and postage	1,313	1,536	4,770	4,365
General and administrative	4,472	5,065	13,944	12,948

Total operating expenses	17,066	16,225	51,225	43,332

Operating income	7,810	5,936	20,658	13,970
Other income (expense):
Interest and other income	49	79	130	105
Interest expense and financing costs	(529)	(500)	(1,474)	(1,665)

Income before income taxes	7,330	5,515	19,314	12,410
Income tax expense (benefit)	2,896	1,523	7,525	(2,153)

Net income	$4,434	$3,992	$11,789	$14,563

Earnings per share of common stock:
Basic	$0.19	$0.20	$0.53	$0.79

Diluted	$0.17	$0.16	$0.47	$0.62

Weighted average number of common and common equivalent shares outstanding:
Basic	23,215	19,931	22,411	17,551

Diluted	26,407	24,649	25,172	23,353

See accompanying notes to unaudited consolidated financial statements.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$11,789	$14,563
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,904	2,997
Amortization of deferred financing cost	315	329
Deferred income taxes	(1,950)	(3,668)
Provision for losses on Rights to Receive	13,137	10,827
Changes in assets and liabilities:
Accounts receivable	(430)	(1,561)
Rights to Receive	(20,457)	(39,775)
Prepaid expenses and other current assets	(24)	(485)
Other assets	(527)	(270)
Accounts payable	1,558	5,636
Accrued expenses and other	(118)	6,093
Deferred membership fee income	(155)	(408)

Net cash provided by (used in) operating activities	6,042	(5,722)

Cash flows from investing activities:
Additions to property and equipment	(4,500)	(2,866)
Increase in short-term investments	(2,047)	(1,708)
Increase (decrease) in restricted deposits and investments	41	(56)

Net cash used in investing activities	(6,506)	(4,630)

Cash flows from financing activities:
Dividends paid	(15)	(698)
Exercise of warrants and options for common stock, net	5,054	647
Conversion of preferred stock	(133)	(32)
Preferred stock tender offer	—	(26,280)
Net proceeds from private equity placement	—	26,280

Net cash provided by (used in) financing activities	4,906	(83)

Net increase (decrease) in cash and cash equivalents	4,442	(10,435)
Cash and cash equivalents:
Beginning of the period	8,266	13,957

End of the period	$12,708	$3,522

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,110	$1,187

Income taxes	$8,051	$—

Dividends	$55	$1,256

See accompanying notes to unaudited consolidated financial statements.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Consolidated Financial Statements

(1)	Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature necessary to present fairly the consolidated financial position of iDine Rewards Network Inc. and its subsidiaries (collectively, the “Company”) at September 30, 2003, consolidated results of operations for the three and nine months ended September 30, 2003 and 2002 and the consolidated statements of cash flows for the nine month periods ended September 30, 2003 and 2002 have been made. Certain prior period amounts have been reclassified to conform to the current period’s presentation. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2003. The balance sheet as of December 31, 2002 was derived from the Company’s audited consolidated financial statements.

Cost of sales is composed of the cost of Rights to Receive sold, related transaction processing fees and provision for Rights to Receive losses.

(2)	Securitization of Rights to Receive

The Company’s revolving securitization of its Rights to Receive is privately placed through asset backed commercial paper conduits. Borrowing capacity under the facility is recalculated weekly based on a formula-driven advance rate applied to the then-current balance of Rights to Receive that is eligible to be securitized. The advance rate is determined based on recent sales trends and months on hand of Rights to Receive. Outstanding borrowings under the facility at September 30, 2003 were $60 million. Based on the level of eligible Rights to Receive at that date, the Company had an additional $40 million available for borrowing.

On May 14, 2003, the Company renewed its revolving securitization for a new 364-day term and increased the facility limit to $100 million from $80 million. As part of the renewal and increase in the facility limit, the Company paid fees of $500,000 which are being amortized over the renewal term. In addition, the terms of the facility have been amended to state that if there are any changes in accounting standards or issuances of pronouncements released by any accounting body, or any change in interpretation or application of existing or future accounting standards that cause or require the consolidation of assets and liabilities of the conduits with the assets and liabilities of the banks, the program fee rate will increase from 0.85% to no more than 1.50% of the facility limit. There were no other material changes to the terms of the facility.

The conduits require that a liquidity facility be provided by an A1/P1 rated financial institution in the amount equal to 102% of the securitization amount. The facility contains

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Consolidated Financial Statements

various restrictive covenants regarding collateral eligibility, and concentration limitations and also requires the Company to maintain a net worth of at least $24 million. At September 30, 2003, the Company was in compliance with these covenants.

The interest rate applicable to the facility is the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper (“CP”) having a term equal to the related CP tranche period that may be sold plus the amount of any placement agent or commercial paper dealer fees and commissions incurred in connection with such sale. For the three and nine-month periods ended September 30, 2003, the effective interest rate for the facility was 3.4% and 3.2% per annum, respectively.

As more fully described in Note 9, on October 15, 2003 the Company paid down the balance on its revolving securitization to zero, and reduced the facility limit to $50 million. In connection therewith, a portion of the securitization renewal fees were expensed and the balance will be amortized over the remainder of the renewal term.

(3)	Certain Relationships and Related Transactions

On May 5, 2003, the Company entered into an office lease agreement with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership. The Company entered into this lease after conducting a competitive study on available office space in the area, and concluded it the most overall favorable to the Company. The lease provides for up to 14,324 square feet of office space at 2 North Riverside Plaza, Chicago, Illinois. Initially the Company will only require 10,000 square feet of office space, but has options to increase this space over the term of the lease by increments of 1,000 square feet or more until the entire 14,324 square feet are occupied by the Company. The term of the lease is from September 1, 2003 through August 31, 2008 and the future minimum lease obligation for the initial occupied space of 10,000 square feet is as follows:

Year ending December 31,	(Amounts in thousands)
2003	$62
2004	187
2005	192
2006	197
2007	202
Thereafter (through August 1, 2008)	137

Total minimum lease payments	$977

Improvements are now complete and the offices are occupied by the Company. The total cost of improvements through September 30, 2003 was approximately $809,524. Two North Riverside Plaza Joint Venture is a limited partnership comprised of trusts established for the benefit of the family of Samuel Zell, the Company’s Chairman of the Board of Directors.

In addition to the office lease, the Company signed a Letter of Agreement with Equity Group Investments, L.L.C. (“EGI”) pursuant to which EGI agreed to provide the Company administrative services from April 1, 2003 until the earlier of December 31, 2003 or the date

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Consolidated Financial Statements

the Company took possession of the property mentioned above. The administrative services consist of rent for temporary office space, utilities, building and mailroom services and basic office supplies. The Company took possession of the property mentioned above in September 2003. The total paid to EGI for the administrative services was $54,672. Samuel Zell, the Company’s Chairman of the Board of Directors, serves as Chairman of EGI, and Sheli Z. Rosenberg, a member of the Company’s Board of Directors, is a former Vice Chairperson of EGI.

(4)	Employment Agreements

On September 26, 2002, the Company’s Board of Directors appointed George S. Wiedemann as President and Chief Executive Officer. Mr. Wiedemann has been on the Company’s Board since 1998, and will continue to serve as a director. In addition to a base salary, Mr. Wiedemann’s employment agreement provides for (i) an annual bonus opportunity up to 100% of his base salary, (ii) a lump sum severance payment of eighteen months’ base salary plus the greater of his guaranteed bonus for that year or the pro rata portion of the full bonus potential for that year plus continuation of certain benefits if there is a change in control of the Company (as defined in the employment agreement) and his employment terminates, (iii) an option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $9.58 per share and vesting equally over 4 years, with the first 25% vesting on September 30, 2003, (iv) a one-year non-competition period in the event he voluntarily or involuntarily leaves the Company’s employment, and (v) severance arrangements if terminated for any reason other than Cause (as defined in the employment agreement).

The options issued to Mr. Wiedemann to purchase 1,000,000 shares of the Company’s common stock were as follows: 250,000 shares of common stock issued under the Company’s Long Term Incentive Plan (the “Plan”) and 750,000 shares of common stock outside the Plan.

Also, effective January 16, 2003, Richard Carolan, the Executive Vice President of Restaurant Sales resigned. As part of his severance agreement, Mr. Carolan received payments of $282,000 as well as continued health care coverage for a defined period. Also, as part of his original employment agreement, all unvested options issued to Mr. Carolan vest immediately if termination occurs for any reason other than cause. Mr. Carolan had options to purchase 225,000 shares of the Company’s stock with an exercise price of $7.49 outstanding at his separation date. Mr. Carolan exercised his options to purchase 225,000 shares of the Company’s common stock.

(5)	Conversion of Preferred Stock

Consistent with the terms of the Series A Convertible Preferred Stock of the Company, par value $0.10 per share (“Series A Preferred Stock”), the Company gave notice to holders of Series A Preferred Stock on December 24, 2002 of the Company’s intention to exercise its right to convert all of the issued and outstanding shares of Series A Preferred Stock into shares of common stock of the Company, par value $0.02 per share (“Common Stock”). On January 23, 2003, 1,330,000 shares of Series A Preferred Stock, the total amount then issued and outstanding, were converted into 1,586,000 shares of Common Stock. Each share of the Series A Preferred Stock was converted into 1.19316 shares of Common Stock. Each holder of record of the Series A Preferred Stock on January 23, 2003 also received a partial quarterly cash dividend pro-rated for the period from January 1, 2003 through January 23, 2003.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Consolidated Financial Statements

(6)	Earnings per Share

Basic earnings per share were computed by dividing net income available to common stockholders by the weighted-average number of shares of Common Stock outstanding for each period presented. Diluted earnings per share were computed by dividing net income available to common stockholders by the weighted-average number of shares of Common Stock and common stock equivalents outstanding for each period presented.

	Three months ended		Nine months ended
	9/30/03	9/30/02	9/30/03	9/30/02
	(in thousands, except per share amounts)
Net income	$4,434	$3,992	$11,789	$14,563
Series A Preferred Stock dividends	—	(101)	(15)	(698)

Net income available to common stockholders	$4,434	$3,891	$11,774	$13,865

Weighted average number of common and common equivalent shares outstanding
Basic	23,215	19,931	22,411	17,551
Series A Preferred Stock	—	1,952	130	3,331
Stock options	1,612	1,365	1,203	1,272
Warrants	1,580	1,401	1,428	1,199

Diluted	26,407	24,649	25,172	23,353

Earnings per share (EPS):
Basic	$0.19	$0.20	$0.53	$0.79

Diluted	$0.17	$0.16	$0.47	$0.62

Pro forma
Net income, as reported	$4,434	$3,992	$11,789	$14,563
Less:
Deferred tax valuation allowance	—	—	—	(3,676)
Additional tax if statutory rate used	—	(573)	—	(3,194)

Net income, assuming fully taxable at statutory rate (a)	$4,434	$3,419	$11,789	$7,693

Diluted EPS, as reported	$0.17	$0.16	$0.47	$0.62
Less:
Deferred tax valuation allowance	—	—	—	(0.16)
Additional tax if statutory rate used	—	(0.02)	—	(0.13)

Diluted EPS, assuming fully taxable at statutory rate (a)	$0.17	$0.14	$0.47	$0.33

(a)	Net income and diluted EPS for the 2002 periods are calculated assuming a 38% statutory tax rate to demonstrate the impact on earnings had the Company been subject to the then current statutory federal and state income tax rates.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Consolidated Financial Statements

The 2003 net income reflects the Company’s fully taxable status whereas net income for the three and nine-month periods ended September 30, 2002 reflects taxes at a significantly lower effective tax rate due to the utilization of previous years net operating loss carry forwards and the reversal of the deferred tax valuation allowance.

(7)	Stock-based Compensation

The Company has elected to continue to comply with Accounting Principles Board Opinion No. 25 (“APB 25”) to account for stock options and, accordingly, no compensation expense has been recognized in the financial statements because the exercise price of employee stock options equals the fair market price of the underlying stock on the date of grant. Under Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as compensation expense over the vesting or service period. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under (SFAS) No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below:

	Three months ended		Nine months ended
	9/30/03	9/30/02	9/30/03	9/30/02
	(in thousands, except per share data)
Net income
As reported	$4,434	$3,992	$11,789	$14,563
Employee stock option compensation expense, net of tax	(1,218)	(683)	(3,109)	(1,928)

Pro forma	$3,216	$3,309	$8,680	$12,635

Net income per common share (basic)
As reported	$0.19	$0.20	$0.53	$0.79
Employee stock option compensation expense, net of tax	(0.05)	(0.03)	(0.14)	(0.11)

Pro forma	$0.14	$0.17	$0.39	$0.68

Net income per common and common equivalent share (diluted)
As reported	$0.17	$0.16	$0.47	$0.62
Employee stock option compensation expense, net of tax	(0.05)	(0.03)	(0.12)	(0.08)

Pro forma	$0.12	$0.13	$0.35	$0.54

The 2003 net income reflects the Company’s fully taxable status whereas net income for the three and nine-month periods ended September 30, 2002 reflects taxes at a significantly lower effective tax rate due to the utilization of previous years net operating loss carry forwards and the reversal of the deferred tax valuation allowance. Please see Note 6 for the effect on earnings of assuming a fully taxable position and statutory tax rates for the three and nine-month periods ended September 30, 2002.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Consolidated Financial Statements

The Company uses the Black-Scholes valuation model for estimating the fair value of options granted. The following represents the estimated fair value of options granted and the weighted-average assumptions used in calculating such estimate:

	Three months ended		Nine months ended
	9/30/03	9/30/02	9/30/03	9/30/02
	(in thousands, except per share amounts)
Weighted average estimated fair value per option granted	—	$6.55	$9.26	$6.20
Average exercise price per option granted	—	$6.55	$9.22	$6.20
Stock volatility	37.6%	73.5%	46.8%	66.5%
Risk-free interest rate	3.20%	4.03%	3.20%	4.03%
Expected option life in years	10	10	10	10
Expected stock dividend yield	0%	0%	0%	0%

(8)	Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires a company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. A company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt SFAS No. 143 on January 1, 2003. The Company does not have asset retirement obligations and the adoption of SFAS No. 143 did not have an impact on the Company’s financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. In contrast, under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. As such, the Company adopted the provisions of SFAS No. 146 effective January 1, 2003. The adoption of these provisions has not had an impact on the Company’s financial statements.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Consolidated Financial Statements

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”(“FIN No. 45”). FIN No. 45 clarifies and expands existing disclosure requirements for guarantees, including loan guarantees, and clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of the disclosure requirements of FIN No. 45 during 2002, as well as the initial recognition and initial measurement provisions of FIN No. 45 in 2003, did not have an impact on the Company’s financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, (“SFAS No. 148”). This Statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Since the Company is continuing to account for stock-based compensation according to APB 25, the adoption of SFAS No. 148 in the first quarter of 2003 requires the Company to provide prominent disclosures about the effects of SFAS No. 123 on reported income and requires the Company to disclose these effects in its interim financial statements (see note 7).

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin No. 51 (“FIN No. 46”). FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46, as amended, is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of FIN No. 46 is not expected to have an impact on the Company’s financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS No. 150 addresses financial accounting and reporting for certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify certain financial instruments described in SFAS No. 150 as a liability because the financial instrument represents an obligation of the issuer, as contrasted with equity. The adoption of SFAS No. 150 did not have an effect on the Company’s financial statements.

EITF Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease,” determines whether an arrangement conveying the right to use property, plant and equipment meets the definition of a lease within the scope of SFAS 13, “Accounting for Leases”. EITF Issue No.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Consolidated Financial Statements

01-8 was effective the first interim period beginning after May 28, 2003. EITF Issue No. 01-8 did not have an effect on the Company’s financial statements.

(9)	Subsequent Events

On October 15, 2003, the Company completed a private placement of $60 million principal amount of its 3 1/4% Convertible Subordinated Debentures with a maturity date of October 15, 2023. In addition, the initial purchaser exercised the option granted by the Company to purchase an additional $10 million principal amount of debentures, bringing the total offering to $70 million. The debentures bear interest at 3.25% per annum, payable on April 15 and October 15 of each year, commencing on April 15, 2004. The net proceeds from the offering were $67.9 million and the issuance charge of $2.1 million was deferred and will be amortized over five years. Holders of the debentures may require the Company to repurchase for cash all or part of their debentures on October 15, 2008, October 15, 2013 and October 15, 2018 or upon a change of control at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. The Company may redeem the debentures, in whole or in part, at any time after October 15, 2008 at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. The debentures are convertible prior to the maturity date into shares of the Company’s common stock at an initial conversion price of $17.89 per share, subject to adjustment for certain events, upon the occurrence of any of the following: (i) the closing price of the Company’s common stock on the trading day prior to the conversion date was 110% or more of the conversion price of the debentures on such trading day; (ii) the Company has called the debentures for redemption; (iii) the average of the trading prices of the debentures for any five consecutive trading day period was less than the average conversion value for the debentures during that period, subject to certain limitations; or (iv) the Company makes certain distributions to holders of Common Stock or enters into specified corporate transactions.

Also on October 15, 2003, a portion of the net proceeds from the debenture offering was used to pay down the Company’s current revolving securitization to zero. Further, the Company’s facility borrowing limit was reduced to $50 million, two financial covenants were added and the minimum net worth requirement was increased.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

(amount in thousands except per share data)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and notes to those financial statements, which are included in this report. This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. The words “anticipates,” “intends,” “expects,” “could,” “should,” “plans,” “believes,” “estimates,” or words or phrases of similar import generally identify forward-looking statements. You are cautioned that forward-looking statements are subject to risks, trends and uncertainties that could cause actual results, performance or achievements to differ materially from those expressed in any forward-looking statements. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to the following: (i) our dependence on our relationships with airlines and other reward program partners for a significant number of our members, (ii) the concentration of a significant amount of our rewards currency in one industry group (iii) our inability to attract and retain merchants and members, (iv) our inability to maintain an appropriate balance between the number of members and the number of participating merchants in each market, (v) the failure of our new program offering members rewards for patronizing select hotels, (vi) changes to card association rules and practices, (vii) our dependence upon our relationships with transaction processors, presenters and aggregators (viii) network interruptions or processing errors, (ix) our susceptibility to a changing regulatory environment, (x) increased operating costs due to privacy concerns of our marketing partners, credit card processors and the public, (xi) the failure of our security measures, (xii) our susceptibility to restaurant credit risk, (xiii) economic changes, (xiv) the loss of key personnel, (xv) increasing competition, (xvi) our inability to obtain sufficient cash, (xvii) our control by Samstock, L.L.C. and its affiliates, (xviii) the ability of our board of directors to issue shares of our preferred stock without stockholder approval, (xix) possible future sales of restricted and other shares, (xx) the volatility of the price of our common stock, and (xxi) anti-takeover provisions that could delay or prevent a change in our control even if the change in control would be beneficial to our stockholders . We undertake no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time. See the cautionary statements included as Exhibit 99.3 to Amendment No. 1 to our annual report on Form 10-K filed on October7, 2003 for a more detailed discussion of the foregoing and other factors that could cause actual results to differ materially from those included in the forward-looking statements and that, among others, should be considered in evaluating our outlook.

iDine Rewards Network Inc

We market and administer loyalty and rewards programs that bring our participating merchants and members together. We do this by offering rewards in the form of savings and benefits to our members who patronize our participating merchants, principally restaurants and hotels. We attract participating restaurants by purchasing credits for food and beverages in advance and by providing yield management tools such as variable promotions, dining incentives and off-peak pricing to fill empty tables and generate incremental business, and we attract participating hotels by providing similar yield management tools to fill empty hotel rooms and generate incremental business. We offer rewards in the form of cash, airline miles and other currencies to our members who patronize our participating

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

(amount in thousands except per share data)

merchants and pay using a credit card they have registered with us. We partner with significant participants in the airline and banking industries to obtain and service members.

Participating Merchants

Restaurants

As of September 30, 2003, we had approximately 10,847 participating restaurants in approximately 62 metropolitan markets in 41 states. We primarily offer two plans for our participating restaurants—the Dining Credits Purchase Plan and the Revenue Management Plan.

Dining Credits Purchase Plan. Under this plan, we typically purchase food and beverage credits (“Rights to Receive”) from participating restaurants for 50% of the retail price for which they sell the food and beverages. We make these purchases with cash or by providing advertising and media placement services. We then provide our members with rewards in the form of savings or benefits for dining in our participating restaurants (in some cases, on certain days of the week or times of day, set at the discretion of the restaurant). When a member dines at a restaurant that participates in the Dining Credits Purchase Plan, we typically are entitled to 80% of the total transaction, and we generally debit this amount from the participating restaurant’s bank account. The remaining 20% of the transaction is left with the participating restaurant to provide liquidity for items such as sales tax and tips. We believe that the Dining Credits Purchase Plan is designed so that participating restaurants make a wholesale profit in advance through the sale of food and beverage credits that are utilized by the subsequent dining transactions at the restaurants by our members.

If we do not purchase additional Rights to Receive from participating restaurants after the initial Rights to Receive are used and the participating restaurants do not terminate their agreements with us, then they continue to be included on our web site list of participating merchants, and our members continue to earn rewards and savings by dining in those restaurants. In these cases, we may receive between 15% and 35% of the transaction from the merchant in an arrangement similar to the Revenue Management Plan.

Revenue Management Plan. Under this plan, our members earn rewards by dining at participating restaurants (in some cases, on certain days of the week or times of day, set at the discretion of the restaurant) for which we receive a marketing fee. Under the Revenue Management Plan, we typically receive between 15% and 35% of the total transaction amount from the merchant. Although our revenue from these transactions is less than under the Dining Credits Purchase Plan, revenue management transactions do not require us to purchase any Rights to Receive from merchants. Our Revenue Management Plan is designed for restaurants that choose to only take advantage of our marketing services.

Hotels

In the second quarter of 2003, we launched a hotel revenue management product that focuses on higher end, principally independent hotels, which typically do not have their own loyalty or rewards programs. Although our hotel loyalty and rewards program is in its early stages, as of September 30, 2003, the number of participating hotels had grown to 479. Typically, our members have access to reduced rates at participating hotels and also earn rewards by using the credit cards they register with us to pay for

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

(amount in thousands except per share data)

hotel stays after making reservations through our web site or call center. Although we believe that the hotel market is fairly crowded with providers of discounted hotel rooms, we believe that the “rate and reward” value proposition that we offer will appeal to both hotels anxious to preserve price integrity and fill empty rooms and members who want to stay in attractive hotels at a reasonable cost net of their reward.

Members

As of September 30, 2003, we had approximately 3.2 million active members (i.e., members with at least one transaction with one of our participating merchants during the last 12 months). Our members have a choice of member programs. Membership in our programs that provide for cash rewards require an annual fee, and membership in our programs that provide rewards to members in other currencies, such as airline frequent flyer miles, do not require an annual fee. Our membership programs consist of the following:

No Fee Program. Our no-fee program offers alternative currency rewards, predominantly frequent flyer miles with participating airlines. Members of this program are members of various loyalty program providers with which we partner.

iDine Prime Program. This is a fee-based program that typically offers up to 20% cash savings on charges for food, beverage, tax and tip at participating restaurants and 10% cash savings on charges for room rates at participating hotels. Members typically pay an upfront $49 annual fee. Alternatively, members may elect not to pay the upfront fee. In this case, benefits and rewards are retained by us until the member has reached the same $49 fee level, after which point the member receives a benefit and we (by not providing a benefit until $49 of benefits has accumulated) have effectively received a fee.

Registered Card Platform

A critical part of the administration of our loyalty and rewards programs is our registered card platform. Members who enroll in our programs simply register a valid major credit card with us and then present that registered credit card while transacting at a participating merchant. Based on our agreements with various processors and presenters throughout the country, we aggregate data for all the credit card transactions at our participating merchants. The transactions are then matched to a file containing the members’ registered card information. The matched transactions are qualified via business rules as to whether they are eligible for a reward. Qualified transactions are then used to provide member savings, airline miles or other currency benefits, as well as to invoice and collect from merchants, principally via an electronic debit to the merchant’s bank account.

Rewards

The vast majority of rewards are delivered to members in the form of a direct credit on their credit card statement, a cash-denominated reward to a loyalty or rewards program account or a mileage credit to their frequent flyer account. Only members of our iDine Prime Program are eligible to receive cash credit on their registered credit card accounts. Cash rewards typically represent up to 20% of the member’s dining spend with participating restaurants and typically up to 10% of the member’s room rate with participating hotels. Alternatively, iDine Prime Program members may elect to receive

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

(amount in thousands except per share data)

rewards in the form of frequent flyer miles with up to eight major airlines. Members receiving air miles generally earn ten miles for each dollar spent at participating restaurants and five miles for each room rate dollar spent at participating hotels, provided that they make the hotel reservation through us. We communicate rewards to our members via email, our web site, newsletters, directories, toll-free numbers, fax back services and wireless devices such as personal digital assistants.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the provision for Rights to Receive losses, the valuation allowance, if any, for net deferred tax assets, investments and intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Allowance for Rights to Receive Losses

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements. We provide allowances for Rights to Receive losses based on our estimate of losses that would result from the inability of our merchants to remain in business and repay outstanding Rights to Receive. If the financial condition of our merchant base were to deteriorate beyond our expectations, resulting in participating merchants’ inability to provide food and beverage to our members thereby reducing the recoverability of Rights to Receive, additional allowances may be required.

Deferred Tax Assets Valuation Allowance

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

Investment Impairment Charge

We record an investment impairment charge when we believe an investment has experienced a decline in value that is not temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Impairment Loss of Unamortized Goodwill

We continually evaluate whether events and changes in circumstances warrant the recognition of an impairment loss of unamortized goodwill. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant, sustained negative trend in our operating results or cash flows, a

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

(amount in thousands except per share data)

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

We adopted SFAS No. 142, the current standard for periodic assessment of the carrying value of intangible assets, including goodwill, in the first quarter of 2002. With the adoption of SFAS No. 142, we assessed the impact based on a two-step approach to assess goodwill based on applicable reporting units and reassessed any intangible assets, including goodwill, recorded in connection with our previous acquisitions. There were no impairment charges recorded as a result of our assessments. As of September 30, 2003, we had unamortized goodwill of $9,671.

Revenue Recognition

We recognize revenue when our members patronize one of our participating merchants andpay using a credit card they have registered with us. Revenue is recognized only if the member transaction qualifies in accordance with the rules of the particular marketing program. The amount of revenue recognized is that portion of the total spend by the member that we are entitled to receive in cash, in accordance with the terms of the contract with the merchant. For the typical Dining Credits Purchase Plan contract, we are required to leave some portion of the member’s spend with the merchant to provide liquidity for payment of sales tax and tips. For example, if the total spend by a member is one hundred dollars at a participating merchant, as evidenced by the full amount of the credit card transaction, and our contract provides for us to leave behind 20%, the amount of revenue recognized is eighty dollars representing what we will actually realize in cash. Similarly, for a member’s transaction at a merchant in the Revenue Management Program where we have not purchased Rights to Receive and the rewards or savings may vary by the time of day or day of the week, revenue is recognized only to the extent that we are contractually entitled to receive cash for a portion of the member’s spend. The same one hundred dollar transaction referred to above in a revenue management merchant may only yield thirty dollars in cash to be realized.

Fee Income

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

(a) Results of operations – Comparison of the quarter ended September 30, 2003 and 2002 (in thousands except percentages, average ticket and employee numbers)

Net Dining Revenue – Comparison of the quarter ended September 30, 2003 and 2002

	2003			2002
	RTR	NON-RTR	TOTAL	RTR	NON-RTR	TOTAL
Qualified member spend	$106,498	$30,903	$137,401	$98,450	$19,809	$118,259
Sales yield	76.3%	26.8%	65.2%	77.1%	26.9%	68.7%
Sales	81,247	8,283	89,530	75,924	5,327	81,251
Cost of sales	42,512	—	42,512	39,296	—	39,296
Provision for RTR losses	4,468	—	4,468	4,174	—	4,174
Processing fee	301	31	332	176	13	189

Total cost of sales	$47,281	$31	$47,312	$43,646	$13	$43,659

Member rewards and savings			18,463			16,569

Net dining revenue			$23,755			$21,023

RTR           – Rights to Receive

NON-RTR – Non-Rights to Receive

Qualified member spend in our participating merchants rose 16.2% for the quarter ended September 30, 2003 as compared to a year ago. A decrease in the average ticket to $49.46 for the quarter ended September 30, 2003 from $51.23 for the quarter ended September 30, 2002 was more than offset by the increase in number of transactions which increased by 20.3% to approximately 2,778 for the third quarter of 2003 as compared with the third quarter of 2002. The increase in the number of transactions was mainly the result of a 53.4% increase in our active members as well as a 25.9% increase in our participating merchants at September 30, 2003 as compared with September 30, 2002. We currently expect to continue to see a reduction in our average ticket reflective of our expansion into secondary markets where the average ticket tends to be lower than the large metropolitan markets such as New York, Chicago, Los Angeles and San Francisco.

Sales yield, which represents sales as a percentage of qualified member spend, decreased to 65.2% in the third quarter of 2003 compared with 68.7% for the quarter ended September 30, 2002. The decline in the sales yield reflects the changing mix in business propositions available to our merchants. Under our Dining Credits Purchase Plan, sales are recognized as the amount of a member’s dining spend recovered from the merchant, typically 80%. Under our Revenue Management Plan, the percentage of a member’s dining spend or hotel room rate that we recover from the merchant and, therefore recognize as sales, ranges between 10% and 35%. For the quarter ended September 30, 2003, Revenue Management Plan spend increased 56.0% to $30,903 when compared with the same quarter of 2002. As we move more to a marketing

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

company demonstrating our value proposition to our merchants, it is anticipated that a larger percentage of our qualified member spend will be derived from our Revenue Management Plan arrangements.

Sales for the quarter ended September 30, 2003 were up 10.2% when compared to the prior year. However, sales were adversely impacted, in part, by the blackouts that affected the northeast region and Hurricane Isabelle which hit the Mid-Atlantic region of the country. We have expanded the number of enrolled accounts for almost all our airline relationships and in the quarter ended September 30, 2003 we experienced a notable increase in the number of our active members from two-thirds of our airline partners. In addition to the airline partners, we had increases in active members in existing partner loyalty programs and we also added a new Diners Club program in the quarter ended September 30, 2003. We expect to continue to add to our corporate card program which at September 30, 2003 included 104 corporations, up from 62 corporations at September 30, 2002.

Cost of sales decreased to 52.8% of sales during the third quarter of 2003 compared to 53.7% of sales for the quarter ended September 30, 2002. The decrease is primarily attributable to the increase in sales under our Revenue Management Plan to 9.3% for the third quarter of 2003 compared to 6.6% of overall sales for the quarter ended September 30, 2002. There is neither cost of sales nor provision for losses associated with these sales and therefore the relative increase in sales under our Revenue Management Plan as a percentage of total sales results in a lower total cost of sales percentage. The overall decrease in cost of sales percentage was reduced in part from a slightly lower sales yield for Dining Credits Purchase Plan sales in the third quarter of 2003 compared with the quarter ended September 30, 2002.

Member rewards and savings increased to 20.6% of sales for the third quarter of 2003 compared to 20.4% of sales for the quarter ended September 30, 2002. This increase can also be attributed to growth in sales under our Revenue Management Plan. Member rewards and savings represent a greater percentage of Revenue Management Plan sales than on Dining Credits Purchase Plan sales due to the lower yield on the Revenue Management Plan sales.

Salaries and benefits increased 14.3% for the three-month period ended September 30, 2003 versus the same period last year due to annual merit increases, higher employee benefit expenses and planned staff increases in Business Development, Information Technology, Hotels, Corporate Development, Member Services, and Restaurant Sales. Although sales consultants’ compensation is reflected in commissions, their benefits are reflected in salaries and benefits. Overall headcount has increased to 370 employees at September 30, 2003 compared to 320 employees at September 30, 2002.

Sales commissions and expenses amounted to 4.7% of sales for the third quarter of 2003 compared to 4.1% for the three-month period ended September 30, 2002. The increase in the 2003 quarter is a result of awards related to a sales contest, moving expenses and a 55.5% increase in Revenue Management Plan sales where the commission rate is slightly higher.

Member and merchant marketing expenses increased 7.4% when comparing the quarter ended September 30, 2003 with the same period in the prior year. The principal reason for the increase in member and merchant marketing expenses during the three months ended September 30,

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

2003 was increased compensation paid to loyalty partners as a result of increased sales generated from these partners’ members as well as an increase in the compensation rate of one significant partner. Also, we increased our marketing efforts designed to stimulate participation in our programs by our current member base.

Printing and postage expenses decreased 14.5% when comparing the quarter ended September 30, 2003 with the same period in the prior year. The decrease is attributable to a reduction in directory printing and mailing costs. During the third quarter of 2003, we started to recognize the savings from the marketing initiative of substituting directories with a customized, pocket sized, eight panel directory of restaurant listings in a member’s frequent dining areas (Fold-N-Go statements) for segments of our membership base. We intend to phase out all directories during 2004 and replace them with the Fold-N-Go statements.

General and administrative expenses decreased $593 for the quarter ended September 30, 2003 compared with the same period in the prior year. However, in the 2002 period we recorded a $1,160 charge for severance. Excluding the impact of the severance expense, general and administrative expenses increased $567 for the quarter ended September 30, 2003 compared with the same period in the prior year. The increase is the result of increases in professional fees related to restaurant collection matters, rent and office expenses as well as corporate travel and moving expense related to the opening of the Chicago executive offices, utility costs associated with expanded hours of operation of our Customer Service Department, which is now open seven days a week, general insurance related mainly to increased workers’ compensation insurance premiums caused by the increased headcount and consulting fees related to restaurant customer intelligence and reporting and loyalty program assessment and design.

Other expenses, net of income increased $59 for the quarter ended September 30, 2003 compared to the same period a year ago. Other expense is comprised mainly of interest expense and financing costs related to our securitization facility. Favorable interest rates experienced during 2003, offset by higher renewal fees as well as costs associated with the increase in the facility limit, caused our interest expense for the third quarter of 2003 to increase $29 compared with the same period in 2002.

Net income rose 11.1% to $4,434 for the three-month period ended September 30, 2003 as compared to the same period a year ago. Diluted earnings per share rose 6.3% to $0.17 and basic earnings per share decreased 5.0% to $0.19. The 2003 earnings reflect our current fully taxable status whereas the third quarter of fiscal 2002 includes a significantly lower effective tax rate due to utilization of net operating loss carry forwards. Assuming a fully taxable position and statutory tax rates, net income for the third quarter of 2002 would have been $3,419 (or $0.14 per fully diluted share).

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

(b) Results of operations – Comparison of nine months ended September 30, 2003 and 2002 (in thousands except percentages, average ticket and employee numbers)

Net Dining Revenue – Comparison of nine months ended September 30, 2003 and 2002

	2003			2002
	RTR	NON-RTR	TOTAL	RTR	NON- RTR	TOTAL
Qualified member spend	$312,268	$77,611	$389,879	$248,416	$39,596	$288,012
Sales yield	76.5%	27.0%	66.6%	77.4%	28.5%	70.7%
Sales	238,856	20,938	259,794	192,319	11,294	203,613
Cost of sales	124,199	—	124,199	98,763	—	98,763
Provision for RTR losses	13,143	—	13,143	10,825	—	10,825
Processing fee	865	76	941	454	27	481

Total cost of sales	$138,207	$76	$138,283	$110,042	$27	$110,069

Members rewards and savings			53,304			40,209

Net dining revenue			$68,207			$53,335

Qualified member spend in our participating merchants rose 35.4% for the nine-month period ended September 30, 2003 as compared to a year ago. A decrease in the average ticket to $50.53 during the nine-month period ended September 30, 2003 from $52.02 for the nine-month period ended September 30, 2002 was more than offset by the increase in number of transactions which increased 39.4% to 7,716 for the nine-month period ended September 30, 2003 as compared with the nine-month period ended September 30, 2002. The increase in the number of transactions was mainly the result of a 53.4% increase in our active members as well as a 25.9% increase in our participating merchants at September 30, 2003 as compared with September 30, 2002.

Sales yield, which represents sales as a percentage of qualified member spend, decreased to 66.6% in the nine-month period ended September 30, 2003 compared with 70.7% in the same period in the prior year. The decline in the sales yield reflects the changing mix in business propositions available to our merchants. Under our Dining Credits Purchase Plan, sales are recognized as the amount of a member’s dining spend recovered from the merchant, typically 80%. Under our Revenue Management Plan, the percentage of a member’s dining spend or hotel room rate that we recover from the merchant and, therefore recognize as sales, ranges between 10% and 35%. The decline in the sales yield is primarily related to the increase in Revenue Management Plan spend which increased 96.0% to $77,611 in the nine-month period ended September 30, 2003 compared to the same period in the prior year. As we move more to a marketing company demonstrating our value proposition to our merchants, it is anticipated that a larger percentage of our qualified member spend will be derived from our Revenue Management Plan arrangements.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Sales for the nine-month period ended September 30, 2003 were up 27.6% when compared to the prior year. However, sales for the third quarter of 2003 were adversely impacted, in part, by the blackouts that affected the northeast region and Hurricane Isabelle which hit the Mid-Atlantic region of the country. Increased active members contributed to a 43.9% increase in airline partner member sales, a 44.2% increase in other loyalty programs and a 33.5% increase in our corporate card program during the nine-month period ended September 30, 2003 compared to the same period last year. Slightly offsetting this growth in sales is the decline in our unaffiliated iDine Prime membership sales, which decreased by 8.2% during the same period. We believe that our membership acquisition strategy of focusing on large partner marketing opportunities will continue to allow us to expand the airline frequent flyer base of members, further develop current alliances and form new alliances with other reward programs as well as increase the number of corporations in our corporate travel and expense reduction program.

Cost of sales decreased to 53.2% of sales during the nine-month period ended September 30, 2003 compared to 54.1% of sales for the corresponding period in 2002. The decrease is primarily attributable to the increase in Revenue Management Plan sales to 8.1% of sales for the nine-month period ended September 30, 2003 compared to 5.5% for the same nine-month period last year. There is neither cost of sales nor provision for losses associated with these sales and therefore the relative increase in Revenue Management Plan sales as a percentage of total sales results in a lower total cost of sales percentage. The overall decrease in cost of sales percentage was reduced in part from a slightly lower sales yield for Dining Credits Purchase Plan sales in the current nine-month period compared with the nine-month period ended September 30, 2002.

Member rewards and savings increased to 20.5% of sales for the nine-month period ended September 20, 2003 compared to 19.7% of sales for the same period last year. This increase can also be attributed to growth in Revenue Management Plan sales. Member rewards and savings represent a greater percentage of Revenue Management Plan sales than Dining Credits Purchase Plan sales due to the lower yield on the Revenue Management Plan sales.

Salaries and benefits increased 14.0% for the nine-month period ended September 30, 2003 versus the same period last year due to annual merit increases, higher employee benefit expenses and planned staff increases in Business Development, Information Technology, Hotels, Corporate Development, Member Services, and Restaurant Sales. Although sales consultants’ compensation is reflected in commissions, their benefits are reflected in salaries and benefits. Overall headcount has increased from 320 employees at September 30, 2002 to 370 employees at September 30, 2003.

Sales commissions and expenses amounted to 4.6% of sales for the nine-month period ended September 20, 2003 compared to 3.8% for the same period ended last year. We changed our sales consultants’ compensation structure in April 2002 to one that is primarily based on commissions. Prior to this, sales consultants received a base salary as well as commissions earned on sales from merchants participating in one of our programs. As in the past, sales consultants continue to receive commissions only when sales occur at the merchants

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

they have signed. The 2002 nine-month period reflects only six months of the new sales compensation structure versus a full nine months in 2003. In addition to the new compensation structure, other factors contributing to the increase in sales compensation were awards relating to a sales contest, the addition of new sales consultants who receive guaranteed draws during a review period, moving expenses and a 85.4% increase in Revenue Management Plan sales in the 2003 nine-month period where the commission rate is slightly higher.

Member and merchant marketing expenses increased 8.7% when comparing the nine-month period ended September 30, 2003 with the same period in the prior year. The principal reason for the increase in member and merchant marketing expenses during the nine months ended September 30, 2003 was increased compensation paid to loyalty partners as a result of increased sales generated from these partners’ members as well as an increase in the compensation rate of one significant partner. Also, we increased our marketing efforts designed to stimulate participation in our programs by our current member base.

Printing and postage expenses increased 9.3% when comparing the nine-month period ended September 30, 2003 with the same period in the prior year. The primary reason for the increase was the increase in directory printing, fulfillment costs, overnight courier charges and newsletter mailing costs during the 2003 period. We intend to phase out all directories during 2004 and replace them with the Fold-N-Go statements.

General and administrative expenses increased $996 for the nine-month period ended September 30, 2003 compared with the same period in the prior year. However, in the 2002 period, we recorded a $1,160 charge for severance. Had we not incurred such severance expense in 2002, the increase in general and administrative expenses would have been $2,156 for the nine-month period ended September 30, 2003 compared with the same period in the prior year. The increase is the result of increases in professional fees related to restaurant collection matters and tax services related to our profitability, rent and office expenses as well as corporate travel and moving expenses related to the opening of the Chicago executive offices, utility costs associated with expanded hours of operation of our Customer Service Department, general insurance related mainly to increased workers’ compensation insurance premiums caused by the increased headcount, recruiting costs relating mainly to the hiring of executives, and consulting fees related to restaurant customer intelligence and reporting and loyalty program assessment and design.

Other expenses, net of income decreased $216 for the nine-month period ended September 30, 2003 compared to the same period a year ago. Other expense is comprised mainly of interest expense and financing costs related to our securitization facility. Although offset by higher renewal fees as well as costs associated with the increase in the facility limit in May 2003, favorable interest rates experienced during 2003 caused our interest expense for the nine-month period ended September 30, 2003 to decrease $191 compared with the same period in 2002.

Net income decreased 19.0% to $11,789 for the nine-month period ended September 30, 2003 as compared to the same period last year. Diluted earnings per share decreased 24.2% to $0.47 and basic earnings per share decreased 32.9% to $0.53. The 2002 results include the reversal of a deferred tax valuation reserve allowance and utilization of net operating loss carry forwards. Assuming a fully taxable position and statutory tax rates, net income for the nine-month period of 2002 would have been $7,693 (or 33 cents per fully diluted share).

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

(amounts in thousands except per share data)

(c)	Liquidity and Capital Resources

We believe that cash on hand, together with short-term investments, cash generated from operations, and cash available under the securitization facility, will be sufficient to fund our normal cash requirements for the 2003 fiscal year. Our short-term investments, cash and cash equivalents amounted to $15,938 at September 30, 2003.

On May 14, 2003, we renewed our revolving securitization for a new 364-day term and increased the facility limit to $100 million from $80 million. As described below, on October 15, 2003, we reduced the facility limit to $50 million. As part of the renewal, we paid fees of $500, a portion of which was expensed in connection with the reduction in the facility limit and the balance is being amortized over the remainder of the renewal term. In addition, the terms have been amended to state that if there are any changes in accounting standards or any issuances of pronouncements released by any accounting body, or any change in interpretation or application of existing or future accounting standards that causes or requires the consolidation of assets and liabilities of the conduits with the assets and liabilities of the banks, the program fee rate will increase from 0.85% to no more than 1.50% of the facility limit. There were no other material changes to the terms of the facility in connection with the renewal.

Our revolving securitization of our Rights to Receive is privately placed through asset backed commercial paper conduits. Borrowing capacity under the facility is recalculated weekly based on a formula-driven advance rate applied to the then-current balance of Rights to Receive that is eligible to be securitized. The advance rate is determined based on recent sales trends and months on hand of Rights to Receive. Outstanding borrowings under the facility at September 30, 2003 were $60 million. Based on the level of eligible Rights to Receive at that date, the Company had $40 million available for borrowing.

The conduits require that a liquidity facility be provided by an A1/P1 rated financial institution in the amount equal to 102% of the securitization amount. The facility provides various restrictive covenants regarding collateral eligibility, and concentration limitations and also requires us to maintain a minimum net worth. At September 30, 2003, we were in compliance with these covenants.

The interest rate applicable to the facility is the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper (“CP”) having a term equal to the related CP tranche period that may be sold, plus the amount of any placement agent or commercial paper dealer fees and commissions incurred in connection with such sale. For the nine-month period ended September 30, 2003, the effective interest rate for the facility was 3.2% per annum.

On October 15, 2003, we completed a private placement of $60 million principal amount of 3¼% Convertible Subordinated Debentures with a maturity date of October 15, 2023. In addition, the initial purchaser exercised the option granted by us to purchase an additional $10 million

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

(amounts in thousands except per share data)

principal amount of debentures, bringing the total offering to $70 million. The debentures bear interest at 3.25% per annum, payable on April 15 and October 15 of each year, commencing on April 15, 2004. The net proceeds from the offering were $67.9 million and the issuance charge of $2.1 million was deferred and will be amortized over five years. Holders of the debentures may require us to repurchase for cash all or part of their debentures on October 15, 2008, October 15, 2013 and October 15, 2018 or upon a change of control at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. We may redeem the debentures, in whole or in part, at any time after October 15, 2008 at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. The debentures are convertible prior to the maturity date into shares of our common stock at an initial conversion price of $17.89 per share, subject to adjustment for certain events, upon the occurrence of any of the following: (i) the closing price of the Company’s common stock on the trading day prior to the conversion date was 110% or more of the conversion price of the debentures on such trading day; (ii) we have called the debentures for redemption; (iii) the average of the trading prices of the debentures for any five consecutive trading day period was less than the average conversion value for the debentures during that period, subject to certain limitations; or (iv) we make certain distributions to holders of our common stock or enter into specified corporate transactions.

Also on October 15, 2003, a portion of the net proceeds from the debenture offering was used to pay down our revolving securitization to zero. Further, our facility borrowing limit was reduced to $50 million, two financial covenants were added and the minimum net worth requirement was increased. In connection with the amendment of our revolving securitization facility, we paid fees of $125.

(d)	Outlook

In the remaining months of 2003, we expect to continue to focus on growing and improving our dining and hotel offerings. As of September 30, 2003, our recently launched hotel rewards offering had 479 participating hotels in 25 markets and, we intend to continue our efforts to grow this business. To this end, we have formed a relationship with Travelweb LLC, a leading travel distribution company, to expand our hotel rewards offering. We expect to begin incorporating thousands of U.S. hotels represented by Travelweb into our member offerings beginning mid-fourth quarter 2003.

We intend to continue to invest in marketing analytics software to better understand the interaction of members and merchants and the return on investment on our marketing efforts. We therefore anticipate an increase in future member and merchant marketing expenses, especially for the hotel offering.

We intend to continue to grow both the Dining Credits Purchase Plan and the Revenue Management Plan products we offer to restaurants. For the third quarter of 2003, 22.5% of our qualified member spend was derived from the Revenue Management Plan compared with 16.8% in the third quarter of 2002. We currently expect to grow Revenue Management Plan revenues to 25% of qualified member spend by the end of 2003. Also, we believe that hotels and future product verticals will be Revenue Management Plan products.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

(amounts in thousands except per share data)

Aside from marketing expenses and sales commissions, selling, general and administrative expenses are expected to be reasonably maintained in the near term as we now believe that we have the infrastructure substantially in place to support the planned dining and hotel revenue growth. We believe that interest expense will increase as a result of having a fixed interest rate on the $70 million of our 3 ¼% Convertible Subordinated Debentures that is presently higher than the floating rate on our short-term facility, coupled with the amortization of the debenture issuance costs.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Our exposure to market risk for changes in interest rates is limited to the exposure related to our revolving securitization, and short-term investments, both of which are tied to market rates. Our revolving securitization is at an interest rate equivalent to the rate at which commercial paper having a term equal to the related commercial paper tranche period may be sold plus applicable placement agent or commercial paper dealer fees and commissions. The commercial paper rate and thus the interest rate under the facility are subject to interest rate risk. If market interest rates were to increase immediately and uniformly by 100 basis points at September 30, 2003, our interest payments under the facility would increase by approximately $600 per year. However, as described below, on October 15, 2003 we reduced the balance of the revolving securitization to zero thereby at least temporarily eliminating this interest rate risk.

On October 15, 2003, we issued $70 million in convertible subordinated debentures. The interest rate on the debentures is fixed at 3.25% per annum. Part of the proceeds from this offering was used to pay down the revolving securitization to zero, and the facility limit was reduced to $50 million. The market value of the debentures will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

Our short-term investments are made according to a policy intended to preserve our invested principal funds by seeking to limit default risks, market risk and reinvestment risk. At September 30, 2003, we had short-term investments in commercial paper, corporate and government bonds of $3,231. We seek to preserve our invested principal funds by attempting to limit default risks, market risk and reinvestment risk. Accordingly, we generally invest our excess cash in high-credit short-term fixed income securities and money market funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Cash equivalents consist of short-term investments with reputable financial institutions with durations of no more than 90 days. All of our cash equivalent and marketable fixed income securities are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15a-15(e) under the

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our filings with the SEC. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of iDine Rewards Network Inc. is incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

3.2*	By-Laws of iDine Rewards Network Inc., as amended

4.1	Form of Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Transmedia Network Inc. is incorporated herein by reference to Exhibit 3.5 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.2	Form of Series A Preferred Stock certificate is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Form of Rights Agreement between Transmedia Network Inc. and American Stock Transfer & Trust Company is incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.4	Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Gene M. Henderson, Herbert M. Gardner, James M. Callaghan, Gregory J. Robitaille, John A. Ward III, George S. Wiedemann, Christine M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman, and Tim J. Litle is incorporated herein by reference to Exhibit 4.7 to Transmedia’s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.5	Co-Sale and Voting Agreement, dated as of April 28, 2000, among

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Exhibit Number	Description of Exhibit

Transmedia Network Inc., Samstock, L.L.C., Gene M. Henderson, Herbert M. Gardner, James M. Callaghan, Gregory J. Robitaille, John A. Ward III, George S. Wiedemann, Christine M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman and Tim Litle is incorporated herein by reference to Exhibit 4.8 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.6	Termination of Co-Sale and Voting Agreement, dated as of February 5, 2003, among iDine Rewards Network Inc., Samstock, L.L.C. and each of the investors listed therein is incorporated herein by reference to Exhibit 4.6 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.7	Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.5 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.8	First Amendment, dated February 5, 2003, to the Investment Agreement, dated April 28, 2000, among iDine Rewards Network Inc., Samstock, L.L.C., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.8 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.9	Co-Sale and Voting Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Samstock, L.L.C., Minotaur Partners II, L.P., Value Vision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.6 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.10	Termination of Co-Sale and Voting Agreement, dated February 5, 2003, among iDine Rewards Network Inc., Samstock, L.L.C., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.10 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.11	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.12	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

Exhibit Number	Description of Exhibit

reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.13	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.14	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.15 to Transmedia Network Inc.’s Registration Statement on Form S-3 (File No. 333-49366), filed on November 6, 2000.

4.15	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.17 to Transmedia Network Inc.’s Registration Statement on Form S-3 (File No. 333-49366), filed on November 6, 2000.

4.16	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 10.2 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on November 17, 1997.

4.17*	Indenture, dated as of October 15, 2003, between iDine Rewards Network Inc. and LaSalle Bank National Association

4.18*	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

(b) Reports on Form 8-K

On September 29, 2003,we filed an amendment to the Current Report on Form 8-K that we filed on June 27, 2003. As amended, the power point presentation originally filed under Item 5 was furnished under Item 9.

On July 24, 2003, we filed a Current Report on Form 8-K attaching a press release containing earnings information for our second quarter of 2003 ended June 30, 2003.

iDINE REWARDS NETWORK INC. AND SUBSIDIARIES

S I G N A T U R E S

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IDINE REWARDS NETWORK INC. (Registrant)

November 14, 2003	/s/ Kenneth R. Posner

Kenneth R. Posner Senior Vice President, Finance and Administration, and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of iDine Rewards Network Inc. is incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

3.2*	By-Laws of iDine Rewards Network Inc., as amended

4.1	Form of Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Transmedia Network Inc. is incorporated herein by reference to Exhibit 3.5 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.2	Form of Series A Preferred Stock certificate is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Form of Rights Agreement between Transmedia Network Inc. and American Stock Transfer & Trust Company is incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.4	Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Gene M. Henderson, Herbert M. Gardner, James M. Callaghan, Gregory J. Robitaille, John A. Ward III, George S. Wiedemann, Christine M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman, and Tim J. Litle is incorporated herein by reference to Exhibit 4.7 to Transmedia’s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.5	Co-Sale and Voting Agreement, dated as of April 28, 2000, among

Exhibit Number	Description of Exhibit

Transmedia Network Inc., Samstock, L.L.C., Gene M. Henderson, Herbert M. Gardner, James M. Callaghan, Gregory J. Robitaille, John A. Ward III, George S. Wiedemann, Christine M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman and Tim Litle is incorporated herein by reference to Exhibit 4.8 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.6	Termination of Co-Sale and Voting Agreement, dated as of February 5, 2003, among iDine Rewards Network Inc., Samstock, L.L.C. and each of the investors listed therein is incorporated herein by reference to Exhibit 4.6 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.7	Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.5 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.8	First Amendment, dated February 5, 2003, to the Investment Agreement, dated April 28, 2000, among iDine Rewards Network Inc., Samstock, L.L.C., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.8 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.9	Co-Sale and Voting Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Samstock, L.L.C., Minotaur Partners II, L.P., Value Vision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.6 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.10	Termination of Co-Sale and Voting Agreement, dated February 5, 2003, among iDine Rewards Network Inc., Samstock, L.L.C., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.10 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.11	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.12	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by

2

Exhibit Number	Description of Exhibit

reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.13	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.14	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.15 to Transmedia Network Inc.’s Registration Statement on Form S-3 (File No. 333-49366), filed on November 6, 2000.

4.15	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.17 to Transmedia Network Inc.’s Registration Statement on Form S-3 (File No. 333-49366), filed on November 6, 2000.

4.16	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 10.2 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on November 17, 1997.

4.17*	Indenture, dated as of October 15, 2003, between iDine Rewards Network Inc. and LaSalle Bank National Association

4.18*	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

3