Form 10-K
period 2003-12-31
REWARDS NETWORK INC
filed 2004-03-12
CIK 78536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Registrant’s telephone number, including area code (312) 521-6767

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.02 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Based on the closing sale price of the registrant’s common stock as of June 30, 2003, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $162,656,416

The number of shares of Registrant’s common stock outstanding as of February 29, 2004 was 24,200,241.

DOCUMENTS INCORPORATED BY REFERENCE: Filings made by companies with the Securities and Exchange Commission (SEC) sometimes “incorporate information by reference.” This means that the company is referring you to information that either was previously filed or will be filed with the SEC, and this information is considered to be part of the document you are reading. Information contained in our Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on May 25, 2004 is incorporated herein by reference in response to Items 10, 11, 12, 13 and 14.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. The words “anticipates,” “intends,” “expects,” “could,” “should,” “plans,” “believes,” “estimates” or words or phrases of similar import generally identify forward-looking statements. You are cautioned that forward-looking statements are subject to risks, trends and uncertainties that could cause actual results, performance or achievements to differ materially from those expressed in any forward-looking statements. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to the following: (i) our dependence on our relationships with airlines and other reward program partners for a significant number of our members, (ii) the concentration of a significant amount of our rewards currency in one industry group, the airline industry, (iii) our inability to attract and retain merchants and members, (iv) our inability to maintain an appropriate balance between the number of members and the number of participating merchants in each market, (v) the failure of our program offering members rewards for patronizing select hotels, (vi) changes to card association rules and practices, (vii) our dependence upon our relationships with transaction processors, presenters and aggregators, (viii) network interruptions or processing errors, (ix) our susceptibility to a changing regulatory environment, (x) increased operating costs due to privacy concerns of our marketing partners, credit card processors and the public, (xi) the failure of our security measures, (xii) our susceptibility to restaurant credit risk, (xiii) economic changes, (xiv) the loss of key personnel, (xv) increasing competition, (xvi) our inability to obtain sufficient cash, (xvii) our control by Samstock, L.L.C. and its affiliates, (xviii) the ability of our board of directors to issue shares of our preferred stock without stockholder approval, (xix) possible future sales of restricted and other shares, (xx) the price of our common stock could be volatile and (xxi) anti-takeover provisions that could delay or prevent a change in our control even if the change in control would be beneficial to our stockholders . We undertake no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time. See the cautionary statements included as Exhibit 99.1 to this annual report on Form 10-K for a more detailed discussion of the foregoing and other factors that could cause actual results to differ materially from those included in the forward-looking statements and that, among others, should be considered in evaluating our outlook.

PART I

Item 1. Business

Overview

We market and administer loyalty rewards programs that bring our participating merchants and members together. We do this by offering rewards in the form of savings and benefits to our members who patronize our participating merchants, principally restaurants and hotels. We attract participating restaurants by purchasing credits for food and beverages in advance and by providing yield management tools such as variable promotions, dining incentives and off-peak pricing to fill empty tables and generate incremental business. We attract participating hotels by providing yield management tools to fill empty hotel rooms and generate incremental business. We offer rewards in the form of cash, airline frequent flyer miles and other currencies to our members who patronize our participating merchants and pay using a credit card they have registered with us. We partner with airlines and banks to obtain and service members.

Effective December 9, 2003, we changed our corporate name to Rewards Network Inc. from iDine Rewards Network Inc. Shares of our common stock are traded on the American Stock Exchange under the symbol IRN.

Participating Merchants

Restaurants

As of December 31, 2003, we had approximately 10,830 participating restaurants in over 55 metropolitan markets in more than 40 states. We primarily offer two plans for our participating restaurants — the Dining Credits Purchase Plan and the Revenue Management Plan.

Dining Credits Purchase Plan. Under this plan, we purchase food and beverage credits (“Rights to Receive”) from participating restaurants for typically 50% of the retail price for which they sell the food and beverages. We make these purchases with cash or by providing advertising and media placement services. We then provide our members with rewards in the form of savings or benefits for dining in our participating restaurants (in some cases, on certain days of the week or times of day, set at the discretion of the restaurant). When a member dines at a restaurant that participates in the Dining Credits Purchase Plan, we typically are entitled to 80% of the total transaction amount, and we generally debit this amount from the participating restaurant’s bank account. The remaining amount (typically 20%) is left with the participating restaurant to provide for items such as sales tax and tips. We believe that the Dining Credits Purchase Plan is designed so that participating restaurants can make a wholesale profit in advance through the sale of food and beverage credits that are utilized through subsequent dining transactions at the restaurants by our members.

If we do not purchase additional Rights to Receive from participating restaurants after the initial Rights to Receive are used and the participating restaurants do not terminate their agreements with us, then they continue to be included on our website list of participating merchants, and our members continue to earn rewards and savings by dining in those restaurants. In these cases, we may receive between 15% and 35% of the total transaction amount from the merchant in an arrangement similar to the Revenue Management Plan.

Revenue Management Plan. Under this plan, our members earn rewards by dining at participating restaurants (in some cases, on certain days of the week or times of day, set at the discretion of the restaurant) for which we receive a marketing fee. Under the Revenue Management Plan, we receive between 15% and 35% of the total transaction amount from the merchant. Although our revenue from these transactions is less than under the Dining Credits Purchase Plan, revenue management transactions do not require us to purchase any Rights to Receive from merchants. Our Revenue Management Plan is designed for restaurants that choose to only take advantage of our marketing services.

Hotels

In the second quarter of 2003, we launched a hotel revenue management product that focused principally on independent hotels, which typically do not have their own loyalty or rewards programs. In October 2003, we announced that we had entered into a relationship with Travelweb LLC, a leading travel distribution company, to expand our hotel rewards offering by including additional independent hotels as well as certain major U.S. hotel chains. Although our hotel loyalty and rewards program remains in its early stages, as of December 31, 2003, the number of participating hotels had grown to approximately 6,940. This number represents both hotels sourced through the Travelweb network as well as hotels under direct contract with us. Typically, our members have access to reduced rates at participating hotels and also earn rewards by using the credit cards they register with us to pay for hotel stays after making reservations through our website or call center. Under our Revenue Management Plan for hotels, we receive between 10% and 32% of the hotel room rate.

Members

As of December 31, 2003, we had approximately 3.4 million active member accounts (i.e., members with at least one transaction with one of our participating merchants during the last 12 months). An active member account may consist of more than one credit card registered with us and may have more than one person associated with the account, although we consider each member account to be held by one “member.” Our members come from a variety of sources and marketing efforts, including through direct solicitation or through our affiliations with major airlines, large banks, credit card issuers and other affinity partners. In our affiliate programs, members may be solicited for enrollment or may be directly enrolled by our affiliate partner. Our members have a choice of member programs. Membership in our programs that provide for cash rewards requires an annual fee, and membership in our programs that provide rewards to members in other currencies, such as airline frequent flyer miles, does not require an annual fee. Our membership programs consist of the following:

Rewards Network No Fee Program. Our no-fee program offers alternative currency rewards, predominantly airline frequent flyer miles on charges for food, beverages, tax and tip at participating restaurants and on charges for room rates at participating hotels. Members of this program are members of various loyalty program providers.

Rewards Network Program. This is a fee-based program that typically offers up to 20% cash savings on charges for food, beverage, tax and tip at participating restaurants and up to 15% cash savings on charges for room rates at participating hotels. Members typically pay an upfront $49 annual fee. Alternatively, members may elect to “earn” their fee. In this case, benefits and rewards are retained by us until the member has reached the same $49 fee level, after which point the member receives a benefit and we (by not providing a benefit until $49 of benefits has accumulated) have effectively received a fee.

Registered Card Platform

A critical part of the administration of our loyalty and rewards programs is our registered card platform. Members who enroll in our programs simply register a major credit card with us and then present that registered credit card while transacting at a participating merchant. Based on our agreements with various processors and presenters throughout the country, we aggregate data for all the credit card transactions at our participating merchants. The transactions are then matched to a file containing the members’ registered card information. The matched transactions are qualified via business rules as to whether they are eligible for a reward. Qualified transactions are then used to provide member savings, airline frequent flyer miles or other currency benefits, as well as to invoice and collect from merchants, principally via an electronic debit to the merchant’s bank account.

Rewards

The vast majority of rewards are delivered to members in the form of a direct credit on their credit card statement, a cash-denominated reward to a loyalty or rewards program account or a mileage credit to their frequent flyer account. Only members of our Rewards Network Program are eligible to receive cash credit on their registered credit card accounts. Cash rewards typically represent up to 20% of the member’s total transaction amount with participating restaurants and typically up to 15% of the member’s room rate with participating hotels. Alternatively, Rewards Networks Program members may elect to receive rewards in the form of airline frequent flyer miles. Members receiving airline frequent flyer miles generally earn up to ten miles for each dollar spent at participating restaurants and up to five miles for each room rate dollar spent at participating hotels, provided that they make the hotel reservation through us. Loyalty partner program members may receive rewards either in cash or in alternative currencies such as airline frequent flyer miles. We communicate rewards to our members via a variety of communication tools: email, our website, newsletters, directories, toll-free numbers, fax back services and wireless devices such as personal digital assistants.

Canada

We plan to expand our rewards programs to Canada in 2004. Initially, we plan to offer our Dining Credit Purchase Plan and our Revenue Management Plan to restaurant merchants in the Ontario market.

Marketing

Member Acquisition

As of December 31, 2003, we acquired members through the following four channels: third-party partner programs, our direct marketing programs, our Corporate Travel and Expense Reduction Program and our credit card issuer program. The table below sets forth for each channel the number of enrolled member accounts and active member accounts as of, and sales for the years ended, December 31, 2003 and 2002. Enrolled member accounts represent members that are eligible to transact with us and earn rewards or savings while active member accounts represent accounts with at least one qualified transaction with one of our participating merchants within the last 12 months. An enrolled member account may consist of more than one credit card registered with us and may have more than one person associated with the account, although we consider each account to be held by one “member.”

	2003
	Enrolled Member Accounts	Active Member Accounts	Sales
	(in thousands)
Loyalty Partner	13,281	2,880	$253,564
Direct	1,282	296	70,925
Corporate Travel and Expense Reduction	1,185	163	19,909
Credit Card Issuer	1,002	61	4,628

Total	16,750	3,400	$349,026

	2002
	Enrolled Member Accounts	Active Member Accounts	Sales
	(in thousands)
Loyalty Partner	9,845	2,025	$194,107
Direct	1,452	282	79,159
Corporate Travel and Expense Reduction	1,124	124	15,772
Credit Card Issuer	229	19	57

Total	12,650	2,450	$289,095

•	Loyalty Partner Programs. We partner with various loyalty program providers to offer their members the opportunity to earn awards such as airline frequent flyer miles or award points under our programs when their members patronize our participating merchants. These programs are typically co-branded (e.g., Skymiles Dining by Rewards Network). The loyalty program provider benefits by expanding the earning opportunities for its members and increasing the volume of the loyalty currency it sells. In many cases, we also work with the loyalty program provider’s affinity credit card issuer by automatically including our benefit as a feature of the credit card. In all cases, our marketing to these members is subject to review and approval by our program partner.

Airline frequent flyer programs represent the largest number of our member accounts obtained through this channel. As of December 31, 2003, we provided dining benefits to nine major airlines, which we believe makes us the largest provider of dining programs for the airline industry. We are actively working to expand our loyalty partnerships beyond airlines. Six Continents Hotels, Inc, Upromise, Inc., eBay Inc., and Electronic Script Incorporated (eScrip) are notable instances of non-airline partner program providers for which we provide dining benefits.

•	Direct Marketing Program. We directly generate member accounts for our Rewards Network Program, through both our general marketing activities and arrangements with third parties to drive members to us in exchange for a commission, typically a portion of the annual fee paid or earned by the member. These members tend to be our most engaged and profitable members due to the investment they make in the program by virtue of the fee paid and our direct marketing relationship. With direct members, we have complete, unilateral control over communications and program characteristics, which is generally not the case with members in loyalty partner programs.

•	Corporate Travel and Expense Reduction Program. We offer the Corporate Travel and Expense Reduction Program as a travel and entertainment expense reduction program to large corporations. In this variant of the Rewards Network Program, the corporate client enrolls some or all of its corporate credit cards in the program. We typically earn an annual fee by retaining rewards or savings for each member account enrolled in the program, and we typically pay the rewards and savings directly to the corporate client. Our Corporate Travel and Expense Reduction Program terms typically require our clients to promote the program and encourage its use, and we work with our clients to develop and deliver marketing and promotional communications to employees. In some cases, a portion of the benefit goes to employees in the form of airline frequent flyer miles, providing further incentives for employees to direct their spending to participating merchants.

•	Credit Card Issuer Programs. We work with various credit card issuers to provide a cash-back rewards program to certain card portfolios. This is a differentiating feature of the card and may require the credit card issuer to pay us a fee for their cardholders’ access to the benefit. As of the date of this report, our card issuer partners include Bank of America, Capital One, Diners Club International Ltd. and JPMorgan Chase. We expect to increase our focus on growing this member channel.

Our business development group manages all Loyalty Partner Programs, the Corporate Travel and Expense Reduction Program and all Credit Card Issuer Programs. Focusing on member acquisition, this group consists of nine full-time client and partner management professionals.

Member Communications, Activation and Sustained Utilization

In 2003, we expanded and improved our data collection infrastructure to target our members for marketing communications, gather and analyze member account data and manage direct marketing campaigns. We also hired additional employees to focus on improving the utilization of our member database for marketing purposes.

In the latter part of 2003, we began testing direct marketing programs designed to increase the frequency with which members dine at participating restaurants and to shift behavior to off-peak dining periods (e.g., Sundays through Thursdays). We expect to refine these direct marketing programs as we build on the learning derived from our testing.

In 2003, we also completed the development of a pilot “Preferred Member Program” that we expect to launch in the first quarter of 2004. The objective of this program is to reward our most active members by providing them with an enhanced set of member benefits and targeted communications. We plan to evaluate the success of this program based on its effect on member retention, transaction frequency and average transaction amount.

Toward the end of 2003, we expanded our hotel rewards product with a launch of member announcements that we expect to supplement with an array of communications in the first quarter of 2004 to coincide with the peak hotel booking season. This campaign will focus on convincing our active dining members with a demonstrated propensity to travel to make their hotel reservations with us.

Finally, in 2003 we completed the initial phase of the re-branding of iDine to the new Rewards Network identity. This included the re-branding of internal business materials, signage and announcements to press and key corporate constituencies (e.g. merchants, partners, etc.).

Website Marketing and Operations

Website(s) remain the center of our business. In addition to our own website, as of December 31, 2003, we hosted and managed more than 163 different websites on behalf of our partners and corporate clients. These websites typically have a search engine leading to information relating to participating restaurants and hotels, including restaurant and hotel descriptions, third-party reviews, menus, maps, photos and featured membership rewards offered by participating merchants. We strive to improve the content of the websites we host and manage with the goal of further influencing measurable dining and hotel decisions.

Merchant Marketing – Program Awareness and Establishing Brand Recognition

As part of our marketing efforts to merchants, we focus on developing sales support materials that include brochures and inserts. Additionally, our marketing efforts include a national, regional and local print media campaign, trade-show participation, industry lectures and speaking engagements. We also plan to create tools to measure the “cause and effect” influence we have in directing our members to participating merchants.

In the interest of improving the retention and recruitment of participating restaurants, we plan to provide a suite of marketing propositions that meet the needs of growing and expanding restaurants as well as mature, successful restaurants. This includes developing alternative offers to meet off-peak or real-time needs of the restaurant operators and developing alternative value propositions that are intended to appeal to the multi-unit restaurant sector.

Similarly, as we expand our hotel program marketing, we plan to increase our focus and relevancy to the different hotel merchant types.

Dependence on Rewards Program Partners

We depend on our relationships with reward program partners for a significant number of our members and a significant portion of our revenue. We are particularly dependent on our relationships with the airline frequent flyer program. For the year ended December 31, 2003, approximately 57% of our sales were derived from members enrolled through an airline frequent flyer program. As of December 31, 2003, we had contracts or relationships with nine major airlines and approximately 2.1 million of our 3.4 million active member accounts were enrolled through frequent flyer programs. In addition, as of December 31, 2003, member accounts enrolled through two of our reward program partners jointly accounted for approximately 40% of our active member accounts and approximately 33% of our sales for the year ended December 31, 2003. Members enrolled through the reward programs of each of United Airlines and Upromise, Inc. separately accounted for more than 10% of our revenue for that same period. We have a written agreement with United Airlines that continues until June 30, 2004 and a written agreement with Upromise, Inc. that continues until June 30, 2006.

Competition

We compete for both members and participating merchants, although we believe that we are the largest multi- credit card type rewards platform in the dining sector. Our competitors include discount programs offered by major credit card companies, other companies that offer different kinds of travel service or discount marketing programs and numerous small companies that offer services that may compete with the services offered or to be offered by us. We also compete with various finance companies to address the liquidity needs of restaurant merchants. We anticipate continued growing competition from various e-commerce ventures. Certain of our competitors or potential competitors have substantially greater financial resources and expend considerably larger sums than we do for new product development and marketing. Further, we must compete with many larger and better-established companies for the hiring and retention of qualified sales and marketing personnel. We believe that our programs contribute to our competitiveness and allow us to offer better value and service to our members and participating merchants due to the fact that our programs: (1) are usable by members at participating merchants with very few restrictions; (2) provide substantial savings without the need for a member to present discount coupons or a separate card when paying for a meal or hotel stay; (3) direct significant numbers of customers to participating merchants; and (4) provide participating restaurants with either cash in advance of customer transactions or customized revenue management plans.

Employees

As of December 31, 2003, we had 399 full-time employees. We believe that our relationships with our employees are good. None of our employees are represented by a labor union.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of March 1, 2004:

Name	Age	Position(s)
George S. Wiedemann	59	President, Chief Executive Officer and Director
Bryan R. Adel	41	Vice President, General Counsel, Secretary and Chief Privacy Officer
Gerald J. Hughes	37	Executive Vice President and Chief Operating Officer, Dining
Kenneth R. Posner	56	Senior Vice President, Finance and Administration, and Chief Financial Officer
Anthony Priore	46	Chief Marketing Officer
Domenic A. Rinaldi	41	Executive Vice President, Sales
Gregory J. Robitaille	40	Executive Vice President, Corporate Development

George S. Wiedemann has been a director since 1998 and became President and Chief Executive Officer in September 2002. From October 2000 to September 2002, Mr. Wiedemann was the Chairman of the Board and Chief Executive Officer of Responsys Inc., a provider of online direct marketing technology. Prior to that, Mr. Wiedemann was Chairman of the Board and Chief Executive Officer of GreyDirect Marketing Group, Inc., a direct marketing agency he founded in 1979 that specializes in multimedia direct response advertising. Mr. Wiedemann served as Chairman of the Board of the Direct Marketing Association in 1999.

Bryan R. Adel became Vice President, General Counsel, Secretary and Chief Privacy Officer in April 2003. For the previous ten years, Mr. Adel held various positions at McDonald’s Corporation, the world’s leading food service retailer, most recently Managing Counsel, International Legal. From January 2001 to February 2003, Mr. Adel served on the board of directors of Chipotle Mexican Grill, Inc., a company that operates quick-service eateries that is majority owned by McDonald’s Corporation.

Gerald J. Hughes became Chief Operating Officer, Dining in January 2004. From July 2003 to January 2004, he was Executive Vice President, Business Development, and from November 2000 to July 2003, Mr. Hughes was Senior Vice President, Business Development. Prior to that, he served as Vice President of Business Development for our subsidiary iDine.com, Inc. From 1996 through 1999, Mr. Hughes was a management consultant with Deloitte Consulting, a management consulting firm.

Kenneth R. Posner became Senior Vice President, Finance and Administration, in August 2003 and Chief Financial Officer in October 2003. Since August 2002, Mr. Posner has served as President and Chief Executive Officer of Angelo and Maxie’s, Inc., a company that operates steakhouses. From April 2001 to July 2003, Mr. Posner served as President and Chief Financial Officer of Angelo and Maxie’s, Inc., and from April 1999 to July 2000, he was Executive Vice President and Chief Financial Officer of Lodgian, Inc., an owner and operator of full-service hotels. For 18 years prior to that, he was Senior Vice President of Finance and Treasurer of H Group Holdings, Inc., a diversified company with interests in the hotel, gaming and real estate industries. He has also served on the boards of directors for most business units of H Group Holdings, Inc. and as a trustee of all of its employee benefit programs.

Anthony Priore became Chief Marketing Officer in July 2003. From March 2003 until he joined us, Mr. Priore was Senior Vice President of Electronic Marketing Services at Experion, Inc., a strategic consulting firm, and from January 2001 to November 2002, he was President and Chief Operating Officer of MarketsOnDemand, a database firm. Beginning in March 1999, Mr. Priore served as Senior Vice President of Marketing at YesMail.com, a provider of web-based relationship marketing solutions, and for the four years prior to that, he was Vice President of Marketing at Peapod, Inc., an Internet grocer.

Domenic A. Rinaldi became Executive Vice President, Sales in May 2003. From 2001 to 2003, Mr. Rinaldi was President and Chief Executive Officer of Timeless Hospitality Inc., which provided an Internet booking engine to the hotel industry. From 1997 through 2001, Mr. Rinaldi was Chief Operating Officer of WorldRes.com., an online hotel reservation network.

Gregory J. Robitaille became Executive Vice President of Corporate Development in February 2001. From April 2000 to January 2001, Mr. Robitaille managed our revenue management and web site projects, and from September 1995 to March 2000, he was a managing director for Equity Group Investments, L.L.C., a private investment firm affiliated with Samstock, L.L.C., our largest stockholder.

Available Information

Our principal executive offices are located at 2 North Riverside Plaza, Suite 950, Chicago, Illinois 60606, and our telephone number is (312)521-6767. Our website is www.rewardsnetwork.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with or furnish such material to the SEC. You may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 2. Properties

The following table sets forth certain information regarding our principal facilities as of December 31, 2003:

Location	Monthly Rent	Terms of Lease	Square Footage
Chicago – Executive offices	$15,417	09/01/03 - 08/31/08	10,000
Miami - Operations	49,404	07/01/02 - 06/30/05	25,898
New York - Sales	11,965	09/01/01 - 10/31/06	3,000
Washington DC – Sales	5,100	01/01/01 - 12/31/08	1,923
Los Angeles – Sales	4,822	06/01/01 - 05/31/06	2,057
Boston - Sales	4,710	09/01/00 - 08/31/08	1,500
San Francisco - Sales	4,065	05/15/98 - 12/31/04	1,254

In addition to the properties listed above, we have eight sales offices throughout the United States. We believe our properties are generally in good condition and adequate for our needs. Furthermore, we believe that suitable additional or replacement space will be available when and if needed.

Item 3. Legal Proceedings

We are a party to various lawsuits arising out of the conduct of our business, none of which is expected to have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the three-month period ended December 31, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the American Stock Exchange. The following table sets forth, for the periods presented, the high and low sales prices per share of our common stock, as reported on the American Stock Exchange.

Quarter Ended	Low	High
March 31, 2002	$4.250	$10.200
June 30, 2002	8.000	12.000
September 30, 2002	8.600	12.900
December 31, 2002	7.900	11.250
March 31, 2003	6.910	11.780
June 30, 2003	7.700	13.740
September 30, 2003	13.800	17.400
December 31, 2003	$9.940	$16.680

We have not paid cash dividends on our common stock in our two most recent fiscal years. We do not expect to pay any cash dividends on our common stock in the foreseeable future. The number of holders of record of our common stock as of March 4, 2004 was approximately 290.

The following table presents information as of December 31, 2003 regarding our equity compensation plans:

Equity Compensation Plan Information

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	3,080,550	6.15	319,343
Equity compensation plans not approved by security holders (2)	900,000	8.48	—

Total	3,980,550	6.68	319,343

(1)	The total number of shares of our common stock that may be subject to outstanding awards granted under our 1996 Long-Term Incentive Plan, determined immediately after the grant of any award, may not exceed 3,505,966 shares. Does not include 142,573 shares issued as deferred stock award to directors as compensation for serving on the Board of Directors. Includes options to purchase 36,500 shares of our common stock under our 1987 Stock Option and Rights Plan.
(2)	Includes options to purchase 750,000 shares of our common stock granted to our Chief Executive Officer in 2003 at an exercise price of $9.58 per share, vesting with respect to 25 percent of the underlying shares for each year the options are outstanding and expiring in 2013. Also includes fully vested options to purchase 150,000 shares of our common stock granted to a member of our Board of Directors in 2001 at an exercise price of $3.00 per share, expiring in 2011.

Item 6. Selected Financial Data (Dollars in thousands except for per share data)

We changed our fiscal year end to December 31 from September 30, effective the three-month period ended December 31, 2001. The financial information for the three-months ended December 31, 2001 and 2000 (unaudited) is provided for comparative purposes.

The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the notes to those financial statements, which are included in this annual report on Form 10-K.

	Year ended December 31,		Three months ended December 31,		Year ended September 30,
	2003	2002	2001	2000	2001	2000	1999
				Unaudited
Statements of Operations Data:
Sales	$349,026	$289,095	$50,629	$43,981	$190,037	$180,627	$120,472

Net revenue	93,122	75,101	12,162	9,835	45,401	36,356	23,882
Other operating revenue	4,684	5,140	1,632	1,915	7,785	10,002	10,906

Total operating revenues	97,806	80,241	13,794	11,750	53,186	46,358	34,788
Total operating expenses	69,255	60,341	12,109	11,301	47,450	46,831	40,782

Operating income (loss)	28,551	19,900	1,685	449	5,736	(473)	(5,994)
Other income (expense), net	(2,371)	(1,993)	(529)	(1,342)	(4,317)	(5,682)	(2,404)

Income (loss) before income taxes and extraordinary item	26,180	17,907	1,156	(893)	1,419	(6,155)	(8,398)
Income tax provision (benefit)	10,470	(1,328)	71	—	85	—	2,000
Extraordinary item, loss on early extinguishment of debt, net of tax	—	—	—	—	—	(1,623)	—

Net income (loss)	$15,710	$19,235	$1,085	$(893)	$1,334	$(7,778)	$(10,398)

Per Share Data:
Net income (loss)
Basic	$0.68	$1.01	$0.05	$(0.07)	$0.01	$(0.63)	$(0.80)

Diluted	$0.62	$0.82	$0.05	$(0.07)	$0.01	$(0.63)	$(0.80)

Weighted average number of common and common equivalent shares outstanding:
Basic	22,920	18,224	15,781	16,177	15,983	14,149	13,043

Diluted	25,478	23,494	16,089	16,177	16,281	14,149	13,043

Balance Sheet Data:
Total assets	$185,700	$152,143	$109,390	$112,359	$108,320	$121,581	$119,710
Revolving securitization	—	60,000	55,500	56,442	55,500	59,625	—
Long-term debt:
Recourse	—	—	—	—	—	—	10,000
Non-recourse	70,000	—	—	—	—	—	33,000
Redeemable preferred shares	—	133	9,672	9,672	9,672	9,700	—
Stockholders’ equity	73,647	52,268	20,717	19,555	20,157	21,106	18,113
Long term debt to total assets	38%	—	—	—	—	—	36%
Earnings to fixed charges	560%	557%	156%	48%	92%	12%	-129%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data)

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those financial statements provided under Part II, Item 8 of this annual report on Form 10-K.

Overview

We market and administer loyalty rewards programs that bring our participating merchants and members together. We do this by offering rewards in the form of savings and benefits to our members who patronize our participating merchants, principally restaurants and hotels. We attract participating restaurants by purchasing credits for food and beverages in advance and by providing yield management tools such as variable promotions, dining incentives and off-peak pricing to fill empty tables and generate incremental business. We attract participating hotels by providing similar yield management tools to fill empty hotel rooms and generate incremental business. We offer rewards in the form of cash, airline frequent flyer miles and other currencies to our members who patronize our participating merchants and pay using a credit card they have registered with us. We partner with significant airlines and banks to obtain and service members.

Our business is dependent on, among other things, our members’ continuing propensity to dine in our participating restaurants and earn rewards. In this regard, having a diverse and expanding inventory of participating restaurants is an important element to our continuing growth and profitability. In 2004, we plan to add to our national sales force and expand our merchant product offerings to facilitate the continuing growth of our participating merchant base.

The restaurant industry has continuously grown in terms of revenues and number of units over the past 13 years, according to information published by the National Restaurant Association. The resiliency of the industry throughout the economic cycle, in terms of unit supply, is directly correlated to consumers’ increased frequency of dining outside the home. We believe that if this trend continues, it should help us to increase the number of our participating restaurants and increase the number of our members.

We generate revenue when our members dine at participating restaurants and use a credit card that they have registered with us and when our members stay at participating hotels after making a reservation through us and use a credit card that they have registered with us. For transactions at participating restaurants, our revenue is equal to a percentage of our members’ total dining transaction. For transactions at participating hotels, our revenue is equal to a percentage of our members’ room rate. These revenues are applied to recover our costs where we have purchased food and beverage credits; provide rewards to our members; cover our selling, general and administrative expenses; and generate operating income that provides a return for our stockholders.

We have been providing loyalty rewards programs in the restaurant industry since 1984. We launched programs in the hotel industry in 2003 and expect to announce the launch of programs for retailers in the second half of 2004. We believe that expansion of our loyalty rewards programs across several industries, thereby providing our members with multiple opportunities to transact and earn rewards, is the correct strategic approach to growing our business. These new programs are of a marketing nature and, therefore, we expect that they will not require a substantial outlay of capital to merchants.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the provision for Rights to Receive losses, the valuation allowance, if any, for net deferred tax assets, investments and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Rights to Receive Losses

We provide allowances for Rights to Receive losses based on our estimate of losses that would result from the inability of participating merchants to remain in business and enable us to recover outstanding Rights to Receive. If the financial condition of our merchant base were to deteriorate beyond our expectations, resulting in participating merchants’ inability to provide food and beverage to our members thereby reducing the recoverability of Rights to Receive, additional allowances may be required.

We review our ability to realize Rights to Receive on a periodic basis and provide for anticipated losses on Rights to Receive from restaurants that have ceased operations, restaurants that otherwise fail to pay us for unused Rights to Receive and restaurants whose Rights to Receive are not being utilized by our members. All other balances are segregated and evaluated based on the size of balance and the number of months required to recover the Rights to Receive outstanding. Losses are reduced by recoveries of Rights to Receive previously written off. Account balances are charged off against the allowance after collection efforts have been exhausted.

Deferred Tax Assets Valuation Allowance

We record a valuation allowance to reduce our deferred tax assets when future realization is in question. We consider future taxable income and available tax planning strategies in assessing the need for the valuation allowance. In the event we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which such determination is made.

Impairment Loss of Unamortized Goodwill

From time to time, we evaluate whether events and changes in circumstances warrant the recognition of an impairment loss of unamortized goodwill. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our programs, a change in the competitive environment and other industry and economic factors. Recoverability of an asset is measured by comparison of its carrying amount to the expected future cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results that are used in the preparation of projected cash flows and, if different conditions prevail or judgments are made, a material write-down of goodwill could occur.

We adopted SFAS No. 142, the current standard for periodic assessment of the carrying value of intangible assets, including goodwill, in the first quarter of 2002. With the adoption of SFAS No. 142, we assessed the impact based on a two-step approach to assess goodwill based on applicable reporting units and reassessed any intangible assets, including goodwill, recorded in connection with our previous acquisitions. There were no impairment charges recorded as a result of our assessments. As of December 31, 2003, we had unamortized goodwill of $9,671.

Revenue Recognition

We recognize revenue when our members patronize our participating merchants and pay using a credit card they have registered with us. Revenue is recognized only if the member’s transaction qualifies in accordance with the rules of the particular marketing program. The amount of revenue recognized is that portion of the member’s total transaction amount that we are entitled to receive in cash, in accordance with the terms of our contract with the participating merchant. Under the typical Dining Credits Purchase Plan contract, we are required to leave some portion of the member’s total transaction amount with the merchant to provide for payment of sales tax and tips. For example, if a member’s total transaction amount is $100 at a participating restaurant merchant, as evidenced by the full amount of the credit card transaction, and our contract provides for us to leave behind 20%, the amount of revenue we recognize is $80, representing what we will actually realize in cash. Similarly, under the typical Revenue Management Plan contract, we recognize revenue only to the extent that we are contractually entitled to receive cash for a portion of the member’s total transaction amount. The same $100 transaction referred to above at a revenue management merchant may only yield $30 in cash to be realized. A $100 room rate at a revenue management hotel merchant will yield between $10 and $32.

Membership and Renewal Fee Income

Membership and renewal fee income consists principally of renewal fees from the cash reward Rewards Network Program members and is recognized over the membership period, which is usually twelve months beginning in the month the fee is received. Cardholder membership fees are cancelable and refunded to members, if requested, on a pro rata basis based on the remaining portion of the membership.

Results of Operations

As a means of better explaining our operations and results, the following table illustrates the relationship between revenue and expense categories for the years ended December 31, 2003 and 2002, the year ended September 30, 2001 and the three months ended December 31, 2001 and 2000 (unaudited), respectively. The three-month periods are provided to allow for the comparison with our operations for the year ended December 31, 2001.

Percentage of Sales

	Year ended			Three months ended
	December 31,		September 30,	December 31,
	2003	2002	2001	2001	2000
					(Unaudited)
Sales	100.0	100.0	100.0	100.0	100.0
Cost of sales	52.7	54.0	54.6	55.0	55.5
Member rewards and savings	20.6	20.0	21.5	21.0	22.1

Net revenue	26.7	26.0	23.9	24.0	22.4

Membership and renewal fee income	1.3	1.7	3.7	3.1	3.9
Other operating revenue	0.0	0.1	0.4	0.1	0.4

Total operating revenue	28.0	27.8	28.0	27.2	26.7

Salaries and benefits	6.0	6.2	8.8	7.6	7.9
Sales commission and expenses	4.5	3.9	2.9	2.7	3.1
Member and merchant marketing expenses	2.1	2.5	1.9	2.5	2.2
Printing and postage	1.8	2.1	2.5	2.4	2.7
General and administrative expenses	5.4	6.2	8.9	8.7	9.8

Total operating expenses	19.8	20.9	25.0	23.9	25.7

Operating income	8.2	6.9	3.0	3.3	1.0
Other income (expense), net	(0.7)	(0.7)	(2.3)	(1.0)	(3.0)

Income (loss) before income tax provision	7.5	6.2	0.7	2.3	(2.0)
Income tax provision (benefit)	3.0	(0.5)	—	0.2	—

Net income (loss)	4.5	6.7	0.7	2.1	(2.0)

Comparison of the Years Ended December 31, 2003 and 2002

The following table sets forth for the periods presented our sales, components of our costs of sales and certain other information for each of our two revenue plans.

Results of Operations (Year ended December 31, 2003 versus December 31, 2002)

	(Dollars in thousands, except average transaction amount and per share data)
	2003			2002
	Dining Credits Purchase Plan	Revenue Management Plan	Total	Dining Credits Purchase Plan	Revenue Management Plan	Total
Qualified transactions	$418,806	$109,834	$528,640	$352,158	$61,447	$413,605
Sales yield	76.4%	26.3%	66.0%	77.2%	28.1%	69.9%
Sales	320,139	28,887	349,026	271,826	17,269	289,095
Cost of Rights to Receive	166,249	—	166,249	140,128	—	140,128
Provision for Rights to Receive losses	16,502	—	16,502	15,198	—	15,198
Processing fee	1,175	105	1,280	669	43	712

Total cost of sales	$183,926	$105	184,031	$155,995	$43	156,038

Member rewards and savings			71,873			57,956

Net revenue			$93,122			$75,101

As more fully discussed below, sales for 2003 increased primarily due to the following factors: an increase in the number of our active member accounts, an increase in the number of our participating merchants and our expansion into secondary geographic markets.

Qualified transactions at our participating merchants (which are transactions where our members are entitled to receive rewards or savings) rose 27.8% for the year ended December 31, 2003 as compared to the prior year. A decrease in the average transaction amount to $50.51 for the year ended December 31, 2003 from $52.46 for the prior year was more than offset by the increase in number of transactions which increased by 32.7% to approximately 10,466 for 2003 as compared with 7,885 for 2002. The increase in the number of transactions was primarily the result of a 38.2% increase in the number of our active member accounts as well as a 11.9% increase in the number of our participating merchants at December 31, 2003 as compared with December 31, 2002. An active member account is an account with at least one qualified transaction with one of our participating merchants during the previous 12 months. Expansion into secondary markets, along with decreased sales in some large metropolitan markets due to the loss of some large and multi-unit restaurants, contributed to a lower average transaction amount in 2003 compared to 2002. As of the date of this annual report on Form 10-K, we expect to continue to see a reduction in our average transaction amount due to our further expansion into secondary markets where the average transaction amount tends to be lower than in the large metropolitan markets such as New York, Chicago, San Francisco and Los Angeles.

Sales yield, which represents sales as a percentage of qualified transactions, decreased to 66.0% for the year ended December 31, 2003 compared with 69.9% for the year ended December 31, 2002. The decline in the sales yield reflects the changing mix in business propositions marketed to our merchants. Under our Dining Credits Purchase Plan, sales are recognized as the amount of a member’s dining transaction recovered from the merchant, typically 80%. Under our Revenue Management Plan, the percentage of a member’s transaction that we recover from the merchant, and therefore recognize as sales, ranges between 10% and 35%. For the year ended December 31, 2003, Revenue Management Plan qualified transactions increased 78.7% to $109,834 when compared with the same period in 2002. As we move more to a marketing company business model, it is anticipated that a larger percentage of our qualified transactions will be derived from our Revenue Management Plan arrangements. Although we receive less cash in Revenue Management Plan transactions than we receive in Dining Credits Purchase Plan transactions, we do not have the financial risk associated with purchasing Rights to Receive.

Sales for the year ended December 31, 2003 were up 20.7% when compared to the prior year. We have expanded the number of accounts enrolled through almost all our airline relationships, in the year ended December 31, 2003 we experienced an increase in the number of our active member accounts from all but one of our airline partners. In the year ended December 31, 2003, we also had increases in active member accounts enrolled through existing partner loyalty programs and we added a new Diners Club credit card program. We expect to continue to add to our Corporate Travel and Expense Reduction Program that at December 31, 2003 included 114 corporations, up from 69 corporations at December 31, 2002. We also expect that with the addition of members and participating merchants as well as planned marketing activities in 2004, sales will continue to increase.

Cost of sales, which is composed of the cost of Rights to Receive sold, related processing fees and provision for Rights to Receive losses, decreased to 52.7% of sales during 2003 compared to 54.0% of sales for 2002. The decrease is primarily attributable to the increase in sales under our Revenue Management Plan to 8.3% of total sales for 2003 compared to 6.0% of total sales for 2002. There is neither cost of sales nor provision for losses associated with sales under our Revenue Management Plan and, therefore the relative increase in these sales as a percentage of total sales results in a lower total cost of sales percentage. Also contributing to the decline in cost of sales was a decline in the rate of provision for Rights to Receive losses, which was lowered in the fourth quarter (due to our better-than-expected Rights to Receive charge-off experience). The overall rate for 2003 was 4.7% of total sales compared to 5.3% for 2002. The overall decrease in cost of sales percentage was offset in part from a slightly lower sales yield in 2003 compared with 2002 as well as increased processing fees due to increased volume and pricing for processing. We expect that our cost of sales in 2004 will be positively impacted to the extent that the trend in Rights to Receive loss experience is sustained. For example, a 50 basis point increase in the rate of provision for Rights to Receive losses would result in a decrease in net income of $1,000.

Member rewards and savings increased to 20.6% of sales for 2003 compared to 20.0% of sales for 2002. This increase can also be attributed to growth in sales under our Revenue Management Plan. Member rewards and savings represent a greater percentage of Revenue Management Plan sales than of Dining Credits Purchase Plan sales due to the lower yield on Revenue Management Plan sales.

Membership and renewal fee income decreased $410 or 8.3% for the year ended December 31, 2003 compared with the prior year. The decreased fee income reflects a change in our marketing strategy. In the fourth quarter of 1999, we reduced our marketing of the fee-based membership due to changes in the regulatory environment regarding direct marketing solicitations and we shifted our marketing strategy to focus mainly on marketing a no-fee dining program to key affinity and loyalty partners where we could take advantage of the registered card platform and enroll large quantities of accounts at a very low cost of acquisition and solicitation.

Salaries and benefits increased $3,018 or 16.8% to $21,001 during the year ended December 31, 2003 from $17,983 for the year ended December 31, 2002 mainly as a result of annual merit increases, higher employee benefit costs and a planned increase in the number of employees (from 333 at December 31, 2002 to 399 at December 31, 2003) principally in customer services, information technology, marketing, corporate and business development.

Sales commissions and expenses amounted to 4.5% of sales for the year ended December 31, 2003 compared to 3.9% for the year ended December 30, 2002. In April 2002, we changed our sales consultants’ compensation plan resulting in compensation being paid primarily in the form of sales commission. Therefore, 2002 sales commissions and expenses reflect only nine months of the new sales compensation plan versus a full year in 2003. Sales commissions and expenses also increased due to sales contest awards, moving expenses and a 67.3% increase in Revenue Management Plan sales where the commission rate was slightly higher during 2003. In January 2004, we adopted a new sales consultant compensation plan which we believe will decrease sales commission as a percentage of sales in 2004.

Member and merchant marketing expenses increased $119 or 1.7% for the year ended December 31, 2003 compared with the prior year. During 2003, there was a 26.0% increase in compensation paid to loyalty partners as a result of increased sales generated from loyalty partner programs as well as an increase in the compensation rate of one significant partner. This was offset by a reduction in member marketing, principally incentive rewards used to increase member transactions.

Printing and postage remained almost unchanged at $6,136 for the year ended December 31, 2003 compared with $6,142 for the year ended December 31, 2002. A reduction in directory printing and mailing costs that we began to realize in the second half of 2003 offset the increase in these costs experienced in the first half of 2003. During the third quarter of 2003, we commenced a marketing initiative of replacing national directories with a customized, pocket- sized, eight-panel directory of restaurant listings in a member’s frequent dining areas (Fold-N-Go statements) for segments of our membership base. These Fold-N-Go statements are less expensive to produce and distribute than the directories. We intend to phase out all directories during 2004 and replace them with Fold-N-Go statements.

General and administrative expenses increased $1,297 or 7.3% for the year ended December 31, 2003 compared with the prior year. However, in 2002, we recorded a $1,500 charge for severance versus $880 in 2003. Excluding the impact of severance expenses, general and administrative expenses increased $1,917 for the year ended December 31, 2003 compared with the prior year. The increase is primarily the result of increases in rent and other office expenses, corporate and moving expenses related to the opening of the Chicago executive offices, recruiting costs relating to the hiring of several officers, professional fees related to restaurant collection matters and general insurance related principally to increased workers compensation insurance premiums due to the increased number of employees.

Interest expense and financing costs related to our securitization facility and convertible subordinated debenture offering increased $427 for the year ended December 31, 2003 compared to 2002. Favorable interest rates experienced during 2003 were offset by higher renewal fees, an increase in the securitization facility limit and costs associated with the issuance of the debentures.

Our effective tax rate for 2003 was 40.0%. Our 2003 earnings reflect our fully taxable status whereas the 2002 operating results include the reversal of a deferred tax valuation reserve allowance of $3,676 and utilization of net operating loss carry forwards. Assuming a fully taxable position and statutory tax rates, net income for 2002 would have been $11,102. We expect to be recording income tax at the effective rate of 40.0% for 2004. See note 1(n) in the notes to our consolidated financial statements filed with this annual report on Form 10-K for a reconciliation of the differences between the non-GAAP financial measure presented here with the most comparable financial measure presented in accordance with GAAP.

Net income decreased 18.3% to $15,710 for the year ended December 31, 2003 compared to $19,235 in 2002. Diluted earnings per share decreased 24.4% to $0.62 for 2003 compared to $0.82 for 2002. The 2003 earnings reflect our fully taxable status whereas 2002 includes a significantly lower effective tax rate due to utilization of net operating loss carry forwards and the reversal of a deferred tax valuation reserve allowance. Assuming a fully taxable position and statutory tax rates, net income for 2002 would have been $11,102 (or $0.47 per fully diluted share). See Note 1(n) in the notes to our consolidated financial statements filed with this annual report on Form 10-K for a reconciliation of the differences between the non-GAAP financial measure presented here with the most comparable financial measure presented in accordance with GAAP.

Comparison of the Years Ended December 31, 2002 and 2001

The following table sets forth for the periods presented our sales, components of our costs of sales and certain other information for each of our two revenue plans.

	(Dollars in thousands, except average transaction amount and per share data)
	2002			2001 (Unaudited)
	Dining Credits Purchase Plan	Revenue Management Plan	Total	Dining Credits Purchase Plan	Revenue Management Plan	Total
Qualified transactions	$352,158	$61,447	$413,605	$240,492	$20,898	$261,390
Sales yield	77.2%	28.1%	69.9%	79.1%	30.7%	75.2%
Sales	271,826	17,269	289,095	190,278	6,407	196,685
Cost of Rights to Receive	140,128	—	140,128	96,319	—	96,319
Provision for Rights to Receive losses	15,198	—	15,198	9,659	—	9,659
Processing fee	669	43	712	1,233	40	1,273

Total cost of sales	$155,995	$43	156,038	$107,211	$40	107,251

Member rewards and savings			57,956			41,706

Net revenue			$75,101			$47,728

Qualified transactions in our participating merchants rose 58.2% for the year ended December 31, 2002 as compared to the prior year. A decrease in the average transaction amount to $52.46 for the year ended December 31, 2002 from $53.64 for the prior year was more than offset by the 61.8% increase in the number of transactions to 7,885 for 2002 compared with 4,873 for 2001. The increase in the number of transactions was primarily the result of a 100.5% increase in the number of our active members as well as a 25.3% increase in the number of our participating merchants at December 31, 2002 compared to December 31, 2001.

Sales yield, which represents sales as a percentage of qualified transactions, decreased to 69.9% for the year ended December 31, 2002 compared with 75.2% for the year ended December 31, 2001. The decline in the sales yield reflects the changing mix in business propositions available to our participating merchants. Under our Dining Credits Purchase Plan, sales are recognized in the amount of a member’s total transaction amount recovered from the merchant, typically 80%. Under our Revenue Management Plan, the percentage of a member’s total transaction amount that we recover from the merchant and, therefore recognize as sales, ranges between 15% and 35%. For the year ended December 31, 2002, Revenue Management Plan qualified transactions increased 194.0% to $61,447 compared with same period in 2001.

Sales for the year ended December 31, 2002 increased 47.0% to $289,095 when compared to the prior year. Each of our territories experienced an increase in sales on a year over year basis, with New York, Chicago, Los Angeles, South Florida and San Francisco leading the way with increases of $8,303, $5,529, $4,854, $4,435 and $4,299, respectively, or 29.4%, 41.2%, 33.4%, 42.6% and 36.5%, respectively.

Cost of sales decreased to 54.0% of sales during 2002 compared to 54.5% of sales for 2001. The decrease is primarily attributable to the increase in sales under our Revenue Management Plan to 6.0% of total sales for 2002 compared to 3.3% of total sales for 2001. There is neither cost of sales nor provision for losses associated with sales under our Revenue Management Plan and, therefore, the relative increase in these sales as a percentage of total sales results in a lower total cost of sales percentage. Also contributing to the decline in cost of sales was lower processing costs associated with the registered card program versus the private label program to $712 or 0.2% of sales for the year ended December 31, 2002 compared with $1,273 or 0.6% of sales for the year ended December 31, 2001. These reductions are somewhat offset by an increase in the provision for Rights to Receive losses to $15,198 or 5.3% of sales for the year ended December 31, 2002 from $9,659 or 4.9% of sales for the year ended December 31, 2001 reflecting our perception of the increased market risk in the dining and hospitality industry at that time.

Member rewards and savings decreased to 20.0% of sales for 2002 compared to 21.2% of sales for 2001. The reduction is primarily a result of the increased spending by airline frequent flyer members and loyalty partner participants who receive rewards in a currency other than cash or rewards at a rate less than our typical 20% benefit. Rewards in currencies other than cash have an effective cost that is lower than cash rewards principally because we receive volume-purchasing discounts from our partners. Additionally, the Corporate Travel and Expense Reduction Program introduced in fiscal 2001 has a feature whereby the rebates back to the corporate partners are not paid until a certain level of qualified spend is achieved by their employees. These foregone savings are deferred and recognized on an effective rate basis as a reduction in the overall savings and rewards expense.

Membership and renewal fee income decreased to $4,962, of which $141 was initial fee income for the year ended December 31, 2002, compared to $6,845, of which $132 was initial fee income for the same period during 2001. The decreased fee income reflected a change in our marketing strategy. In the fourth quarter of 1999, we reduced our marketing of the fee-based membership due to changes in the regulatory environment regarding direct marketing solicitations and we shifted our marketing strategy to focus mainly on marketing a no-fee dining program to key affinity and loyalty partners where we can take advantage of the registered card platform and enroll large quantities of accounts at a very low cost of acquisition and solicitation.

Salaries and benefits increased $790 or 4.6% to $17,983 during the year ended December 31, 2002 from $17,193 during the year ended December 31, 2001 primarily as a result of annual merit increases and an increase in the number of employees (to 333 at December 31, 2002 from 245 employees at December 31, 2001), principally in sales, media barter and hotel development, information technology and marketing. Although the increase in the number of sales consultants represented the greatest increase for a functional group, salaries are not affected by this increase, since sales consultants’ compensation is commission-based. However, benefits received by sales consultants contributed to the overall increase in salaries and benefits for the year ended December 31, 2002.

Sales commissions and expenses amounted to 3.9% of sales for the year ended December 31, 2002 compared to 2.8% for the year ended December 30, 2001. As discussed above, in April 2002 we changed our sales consultants’ compensation plan resulting in compensation being paid primarily in the form of sales commissions. Therefore, 2002 reflects only nine months of the new sales compensation plan.

Member and merchant marketing expenses were $7,074 for the year ended December 31, 2002 versus $3,854 for the year December 31, 2001, an increase of $3,220 or 83.5%. The main reason for the increase in member and merchant marketing during the 2002 period was increased compensation paid to partners that provide us access to large memberships. Also contributing to the overall increase was the increase in marketing efforts designed to stimulate our member base by providing additional rewards and incentives to increase member spending in our programs. Further, we continued our marketing efforts to activate certain enrolled accounts in our database, mainly airline frequent flyer members. Finally, during the fourth quarter of 2002, we incurred hotel related marketing expense, such as member surveys, as we prepared for the launch of our hotel rewards product in 2003.

Printing and postage increased $1,433 or 30.4% when comparing the year ended December 31, 2002 with the same period in the prior year. This increase was principally due to the increase in the cost of printing and postage associated with directory and newsletter mailings as a result of the increase in both our member base as well as our merchant base. The larger merchant portfolio increased the size of the directory printing while increased active members resulted in more directories being mailed. We also had an increase in fulfillment costs relating to the increase in our active member base.

General and administrative expenses increased $820 or 4.8% when comparing the year ended December 31, 2002 with the prior year. The increase in expenses was related to an increase in professional fees of $357 (mainly legal fees relating to restaurant collections, corporate and securities related matters and UCC filings); and an increase of $1,465 in other expenses (primarily for severance expenses relating to the termination of our former President and Chief Executive Officer). These increases in expenses were somewhat offset by a decrease of $512 in depreciation and amortization primarily due to the adoption of Statement of Financial Accounting Standards No. 142 (“FAS No. 142”), “Goodwill and Other Intangible Assets” and the change in the accounting for goodwill from an amortization method to an impairment-only approach; $286 in rent and other offices expense primarily due to the decrease in building related expenses and equipment rental; $134 in telephone partly due to fewer calls to our member services call center; and a decrease of $70 in programming and systems expenses (reflecting the elimination during late 2001 of charges associated with the upgrade of our website).

Other expense, net of income during the year ended December 31, 2002 amounted to $1,993 versus $3,504 for the same period in 2001, a decrease of $1,511. The principal reason for the change was a decrease of $2,017 in interest expense and financing costs during the year ended December 31, 2002. The decrease related to reduced amortization of upfront financing fees and favorable interest rates. The effective interest rate of the securitization decreased to 3.7% for the year ended December 31, 2002 from 7.1% for the year ended December 31, 2001.

Income before taxes was $17,907 for the year ended December 31, 2002 compared to $3,468 for the same period in 2001. A net operating loss carryforward of $11,387 was available at December 31, 2001. The net deferred tax asset, principally related to the net operating loss carryforward and the provision for losses on Rights to Receive remained fully reserved. In the second quarter of 2002, we reevaluated the valuation allowance due to our having achieved six consecutive profitable quarters and the projection of continued profitability through fiscal 2002. This resulted in a tax benefit of $3,676 being recognized in the quarter ended June 30, 2002. During the six months ended December 31, 2002, we recorded an income tax expense of $2,267 based on an estimated annual effective tax rate of 11%.

Net income was $19,235 or $0.82 per fully diluted share for the year December 31, 2002 compared to of $3,312 or $0.13 per fully diluted share for 2001.

Contractual Obligations

We lease facilities and equipment under long-term operating leases. These contractual obligations entered into in the ordinary course of business are not required to be reflected in our consolidated balance sheets, but may impact our liquidity. The following table sets forth our future minimum lease payments under non-cancelable operating leases, long-term debt and other contractual obligations and commitments at December 31, 2003:

	Payments by Due Periods
Contractual Obligations and Commitments	Total	Less than 1 year	1-3 years	3-5 years
Convertible subordinated debentures	$70,000	$—	$—	$70,000
Revolving securitization renewed annually	—	—	—	—
Information technology service agreement	2,205	2,205	—	—
Interact application services	63	63	—	—
Leases	3,368	1,420	1,382	566

Total	$75,636	$3,688	$1,382	$70,566

Liquidity and Capital Resources (dollars in thousands except per share data)

General

Our working capital was $114,863 at December 31, 2003 versus $34,742 at December 31, 2002. The $80,121 increase can be primarily attributed to our issuance of $70,000 of convertible subordinated debentures which are classified as long-term and the pay down of the $60,000 outstanding under our securitization facility which was classified as short-term.

Operating activities during the year ended December 31, 2003 resulted in net cash provided of $11,736. An increase in our Revenue Management Plan which requires no cash outlay, and the increase in sales from our expansion into new markets and increases in existing markets were responsible for the inflow from operations. As of December 31, 2003, we had $50,000 available under our securitization facility to fund any increase in the Dining Credits Purchase Plan merchant portfolio.

Cash used in investing activities was $22,932 for the years ended December 31, 2003 and was invested in government notes and used for the purchase of property and equipment. As of December 31, 2003, we had $10,291 in short-term securities which at the date of purchase have a maturity date of less than 90 days as well as $8,395 in investments with an average maturity between one and two years. Capital expenditures for the year ended December 31, 2003 were $5,505 as compared with $5,135 in 2002. We believe that cash to be used in investing activities associated with capital expenditures in the year ending December 31, 2004 will be approximately $5,000. Expenditures pertaining to leasehold improvements for the new Chicago executive offices were the principal reason for the increase during 2003.

During the year ended December 31, 2003, the principal source of financing cash flow was provided from the issuance of our 3 1/4% Convertible Subordinated Debentures. A part of the net proceeds from this debt issuance was used to pay down our securitization facility to zero.

We believe that investments available for sale at December 31, 2003, together with cash on hand, cash generated from operations and available under the securitization facility or a replacement facility will be sufficient to satisfy all of our funding requirements during 2004.

Convertible Subordinated Debentures

On October 15, 2003, we completed a private placement of $60,000 principal amount of our 3 1/4% Convertible Subordinated Debentures with a final maturity date of October 15, 2023. In addition, the initial purchaser exercised the option granted by us to purchase an additional $10,000 principal amount of debentures, bringing the total offering to $70,000. The debentures bear interest at 3.25% per annum, payable on April 15 and October 15 of each year, commencing on April 15, 2004. The net proceeds from the offering were $67,500 and the issuance costs of

$2,500 will be amortized over five years. Holders of the debentures may require us to repurchase for cash all or part of their debentures on October 15, 2008, October 15, 2013 and October 15, 2018 or upon a change of control at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. We may redeem the debentures, in whole or in part, at any time after October 15, 2008 at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. The debentures are convertible prior to the maturity date into shares of our common stock at an initial conversion price of $17.89 per share, subject to adjustment for certain events, upon the occurrence of any of the following: (i) the closing price of our common stock on the trading day prior to the conversion date was 110% or more of the conversion price of the debentures on such trading day; (ii) we have called the debentures for redemption; (iii) the average of the trading prices of the debentures for any five consecutive trading day period was less than the average conversion value for the debentures during that period, subject to certain limitations; or (iv) we make certain distributions to holders of our common stock or enter into specified corporate transactions.

Securitization of Rights to Receive

On May 14, 2003, we renewed our revolving securitization for a new 364-day term and increased the facility limit to $100,000 from $80,000. As part of the renewal, we paid fees of $500, a portion of which was expensed in connection with the subsequent reduction in the facility limit from $100,000 to $50,000, and we are amortizing the balance over the remainder of the renewal term. In connection with the renewal, the terms were amended to state that if there are any changes in accounting standards or any issuances of pronouncements released by any accounting body, or any change in interpretation or application of existing or future accounting standards that causes or requires the consolidation of assets and liabilities of the conduits with the assets and liabilities of the banks, the program fee rate will increase from 0.85% to no more than 1.50% of the facility limit. There were no other material changes to the terms of the facility in connection with the renewal.

Our revolving securitization of our Rights to Receive is privately placed through asset-backed commercial paper conduits. Borrowing capacity under the facility is recalculated weekly based on a formula-driven advance rate applied to the then-current balance of Rights to Receive that is eligible to be securitized. The advance rate is determined based on recent sales trends and months on hand of Rights to Receive. Based on the level of eligible Rights to Receive at December 31, 2003, and the fact that there were no outstanding borrowings under the facility at that date, we had the full $50,000 limit available for borrowing.

The interest rate applicable to the facility is the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper having a term equal to the related commercial paper tranche period may be sold plus applicable placement agent or commercial paper dealer fees and commissions. The conduits require that a liquidity facility be provided by an A1/P1 rated financial institution in the amount equal to 102% of the securitization amount. The facility contains various restrictive covenants regarding collateral eligibility, interest rate coverage and concentration limitations and also requires us to maintain a minimum net worth. In addition, the facility contains a covenant that limits the dollar amount of contracts that we can write without the prior approval of the conduit. This liquidity facility must be renewed annually. As such, borrowings under the securitization are classified as short-term.

We believe that the revolving nature of the securitization facility, the ability to increase capacity for growth and the current favorable interest rate environment make this a reasonable financing vehicle. As of the date of this annual report on Form 10-K, it is our present intention either to renew the securitization in May 2004 or to replace it with an alternative line of credit financing vehicle.

Rights to Receive

We funded $25,585 of Rights to Receive from our operating cash flows for the year ended December 31, 2003 compared with $52,865 for the year ended December 31, 2002. We believe that the continued increase in the number of our participating merchants is essential to attract and retain members. We strive to manage the dynamics of each market by balancing the Rights to Receive acquired to the member demand. This balance is critical to achieving the participating merchants’ objectives of incremental business and yield management and the members’ desire for an adequate amount of desirable dining establishments. Also, as we move more to a marketing company business model demonstrating our value proposition to our merchants, it is anticipated that a larger percentage of our qualified member transactions will be derived from our Revenue Management Plan arrangements. With the Revenue Management Plan, no Rights to Receive are purchased in advance, and therefore, there is no cash outlay. Management believes that the purchase of Rights to Receive can be funded generally from cash generated from operations, proceeds from investments and, if needed, from funds made available through the securitization facility or an alternative financing vehicle.

Common and Series A Preferred Stock

On June 12, 2002, we sold 3,000 shares of our common stock at $9.50 per share in a private placement to a group of 15 unaffiliated institutional investors from which we received $26,280, net of financial advisory, agent and legal fees.

The entire net proceeds from the stock issuance were used to repurchase shares of our outstanding Series A Convertible Preferred Stock issued in connection with a rights offering on November 30, 1999. We commenced a cash tender offer on June 13, 2002 to purchase up to 2,475 shares, or 61.1%, of our outstanding Series A Convertible Preferred Stock at a price of $10.62 per share. The tender offer expired on July 15, 2002, and a total of 3,177 shares of Series A Convertible Preferred Stock were tendered. Since more than the maximum 2,475 shares of Series A Convertible Preferred Stock were tendered, we accepted and paid for shares on a pro rata basis from among the validly tendered shares. In addition to the purchase price, tendering stockholders also received a payment in lieu of cash dividends for the period July 1 through July 15, 2002 equal to $0.006 per share of Series A Convertible Preferred Stock accepted.

Furthermore, on December 24, 2002, we gave notice to holders of our Series A Preferred Stock of our intention to exercise our right to convert all of the issued and outstanding shares of Series A Preferred Stock into shares of our common stock. On January 23, 2003, 1,329 shares of our Series A Preferred Stock were converted into 1,586 shares of our common stock. Each share of our Series A Preferred Stock was converted into 1.19316 shares of our common stock. Each holder of record of Series A Preferred Stock on January 23, 2003 also received a partial quarterly cash dividend pro-rated for the period from January 1, 2003 through January 23, 2003.

Business Expansion and Outlook

We intend to increase our sales force during 2004 as we increase the number of our participating restaurant merchants. We expect that a significant number of the new restaurant merchants will be participants in the Dining Credits Purchase Plan and, therefore, we will use some of our capital to fund this growth.

In addition, in 2004 we plan to increase our marketing efforts in the hotel rewards product offering, expand geographically into Canada and launch a retail rewards product offering. Although we will be marketing the hotel rewards portion of our business throughout the year, we believe that our expenditures in the first quarter of 2004 will be significantly higher than in the rest of 2004 to correspond with the peak hotel booking season and the fourth quarter 2003 expansion of this product offering to approximately 7,000 hotels. We are targeting the second quarter of 2004 for the introduction of our programs in Canada, and we expect to increase the number of participating restaurant merchants in Canada during the second half of the year. As of the date of this annual report on Form 10-K, our retail initiative is in test, and we expect to announce the initial retail product offerings during the second half of 2004. There is no assurance that our efforts to increase the number of participating merchants or that the expansion of our programs into Canada will be successful.

The competitive environment in which we operate suggests that we will need to expand our array of product offerings to improve retention of existing restaurant merchants and attract new restaurant merchants to our program. The failure rate in the restaurant industry is quite high. Although we experience merchant attrition due to the closing of restaurants, we also lose merchants as a result of their dissatisfaction with our program’s impact on their business.

In 2004, we plan to create and deploy merchant marketing tools that are being designed to demonstrate the value of our product offerings in an effort to improve our rate of retention of restaurant merchants. Additionally, we plan to develop alternative marketing propositions that we believe will have broader applicability to both independent and chain restaurant merchants. This expanded array of product offerings will include products that result in more favorable economics for the restaurant merchant and, therefore, will reduce our sales yield percentage.

Also in 2004, we plan to implement changes to our member rewards and savings propositions. These changes are being designed to provide enhanced member benefits to our more active members and, similarly, reduced member benefits to our less active members. The tiered member benefit schedule that may result from our planned changes could reduce the percentage of sales represented by member rewards and savings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (in thousands)

Our exposure to market risk for changes in interest rates is limited to the exposure related to our revolving securitization, investments available for sale and short-term investments, each of which is tied to market rates. Our revolving securitization is at an interest rate equivalent to the rate at which commercial paper having a term equal to the related commercial paper tranche period may be sold plus applicable placement agent or commercial paper dealer fees and commissions. The commercial paper rate and thus the interest rate under the facility are subject to interest rate risk. However, as described below, on October 15, 2003 we reduced the balance of the revolving securitization to zero thereby at least temporarily eliminating this interest rate risk.

On October 15, 2003, we issued $70,000 in convertible subordinated debentures. The interest rate on the debentures is fixed at 3.25% per annum. Part of the proceeds from this offering was used to pay down the revolving securitization to zero, and the facility limit was reduced to $50,000. The market value of the debentures will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest and the market value of the debentures will generally fluctuate in tandem with changes in the price of our common stock.

Our investments in available for sale and short-term investments are made according to a policy intended to preserve our invested principal funds by seeking to limit default risks, market risk and reinvestment risk. At December 31, 2003, the average maturity of our investment portfolio approximated one year. At December 31, 2003, we had investments in government and municipal notes of $18,686. We generally invest our excess cash in high-credit fixed income securities and money market funds. The fair value of fixed income securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Cash equivalents consist of short-term investments with reputable financial institutions with durations of no more than 90 days. All of our cash equivalent and marketable fixed income securities are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets.

Item 8. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Consolidated financial statements applicable to Rewards Network Inc. and subsidiaries are contained on the page(s) indicated. The unaudited financial information for the three months ended December 31, 2000 is presented for comparative purposes.

Independent Auditors’ Report	F - 1

Financial Statements:

Consolidated Balance Sheets at December 31, 2003 and 2002	F - 2

Consolidated Statements of Operations for the years ended December 31, 2003, December 31, 2002 and September 30, 2001 and the three months ended December 31, 2001 and 2000 (unaudited)	F - 3

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003 and 2002	F - 4

Consolidated Statements of Cash Flows for the years ended December 31, 2003, December 31, 2002 and September 30, 2001 and the three months ended December 31, 2001 and 2000 (unaudited)	F - 5, 6

Notes to Consolidated Financial Statements	F - 7 - 28

Schedule II - Valuation and Qualifying Accounts	F - 29

Selected quarterly financial data under the caption “Note 16 Selected Quarterly Financial Data (unaudited)” are also filed as part of this annual report on Form 10-K.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in our filings with the SEC.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this annual report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information included under the captions “Election of Directors,” “Board of Director Meetings and Committees of Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2004 (our “Proxy Statement”) is incorporated herein by reference. See also the section captioned “Executive Officers of the Registrant” in Part I, Item 1 of this annual report on Form 10-K.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy of our code of ethics is filed as Exhibit 14.1 to this annual report on Form 10-K.

Item 11. Executive Compensation

Information included under the captions “Director Compensation,” “Executive Compensation and Related Information” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information included under the captions “Equity Compensation Plan Information” and “Beneficial Ownership of Common Stock” in our Proxy Statement is incorporated herein by reference. See also the section captioned “Equity Compensation Plan Information” in Part II, Item 5 of this annual report on Form 10-K.

Item 13. Certain Relationships and Related Transactions

Information included under the caption “Certain Relationships and Related Transactions” in our Proxy

Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information included under the caption “Independent Accountants” in our Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1. FINANCIAL STATEMENTS:

The following financial statements are filed as part of this annual report on Form 10-K:

•	Consolidated Balance Sheets at December 31, 2003 and 2002

•	Consolidated Statements of Operations for the years ended December 31, 2003 and 2002, the year ended September 30, 2001 and the three months ended December 31, 2001 and 2000 (unaudited)

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003 and 2002

•	Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002, the year ended September 30, 2001 and the three months ended December 31, 2001 and 2000 (unaudited)

•	Notes to consolidated financial statements

Selected quarterly financial data under the caption “Note 16 Selected Quarterly Financial Data (Unaudited)” are also filed as part of this annual report on Form 10-K.

2.	FINANCIAL STATEMENT SCHEDULES:

Schedule II – Valuation and Qualifying Accounts is filed as part of this annual report on Form 10-K.

3.	EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K AND PARAGRAPH (c) BELOW

See response to Item 15(c) below.

(b)	Reports on Form 8-K

The following table indicates the filing date and the items reported in the current reports on Form 8-K that we filed in the fourth quarter of 2003. No financial statements were filed with any of these reports.

Date Filed	Items Reported
December 9, 2003	Announcing that, effective December 9, 2003, we changed our name from iDine Rewards Network Inc. to Rewards Network Inc.

December 4, 2003	Furnishing a power point presentation presented at the American Stock Exchange IR Alliance Small Cap Investor Conference on December 4, 2003

October 27, 2003	Furnishing a press release announcing our agreement with Travelweb LLC, expanding our hotel offerings

October 27, 2003	Furnishing a press release announcing our earnings for the three and nine months ended September 30, 2003

October 27, 2003	Furnishing a press release announcing the appointment of Kenneth R. Posner as our Chief Financial Officer on October 21, 2003

October 16, 2003	Furnishing a press release regarding the completion of our convertible subordinated debt offering under Rule 144A of the Securities Act of 1933, as amended

October 9, 2003	Furnishing a press release regarding the pricing of our convertible subordinated debt offering under Rule 144A of the Securities Act of 1933, as amended, and our intention to reduce our available borrowing capacity under our existing credit facility from $100.0 million to $50.0 million in connection with the consummation of such offering

October 7, 2003	Furnishing a press release containing information relating to our earnings for the quarter ended September 30, 2003

October 7, 2003	Furnishing a press release regarding our convertible subordinated debt offering under Rule 144A of the Securities Act of 1933, as amended

(c)

Exhibits

Exhibits designated with a single asterisk are management contracts and compensatory plans and arrangements required to be filed as exhibits to this annual report on Form 10-K. Exhibits designated with a double asterisk are filed herewith.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2**	By-Laws of Rewards Network Inc., as amended

4.1	Form of Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Transmedia Network Inc. is incorporated herein by reference to Exhibit 3.5 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.2	Form of Series A Preferred Stock certificate is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Form of Rights Agreement between Transmedia Network Inc. and American Stock Transfer & Trust Company is incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.4	Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Gene M. Henderson, Herbert M. Gardner, James M. Callaghan, Gregory J. Robitaille, John A. Ward III, George S. Wiedemann, Christine M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman, Samstock, L.L.C. and Thomas J. Litle is incorporated herein by reference to Exhibit 4.7 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 31, 2001.

4.5	Termination of Co-Sale and Voting Agreement, dated as of February 5, 2003, among iDine Rewards Network Inc., Samstock, L.L.C. and each of the investors listed therein is incorporated herein by reference to Exhibit 4.6 to iDine Reward Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 31, 2003.

4.6	Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.5 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.7	First Amendment, dated February __, 2003, to that certain Investment Agreement, dated April 28, 2000, among iDine Rewards Network Inc., Samstock, L.L.C., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.8 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 31, 2003.

4.8	Termination of Co-Sale and Voting Agreement, dated as of February 5, 2003, among iDine Rewards Network Inc., Samstock, L.L.C., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.10 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.9	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.10	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.11	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.12	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.15 to Transmedia Network Inc.’s Registration Statement on Form S-3 (File No. 333-49366), filed on November 6, 2000.

4.13	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.17 to Transmedia Network Inc.’s Registration Statement on Form S-3 (File No. 333-49366), filed on November 6, 2000.

4.14	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 10.2 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on November 17, 1997.

4.15**	Indenture, dated as of October 15, 2003 and as amended and restated as of February 4, 2004, between Rewards Network Inc. and LaSalle Bank National Association

4.16	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC is incorporated herein by reference to Exhibit 4.18 to iDine Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 14, 2003.

10.1	First Amended and Restated Receivables Purchase Agreement, dated as of May 17, 2001, among Transmedia Network Inc., iDine Restaurant Group Inc., Transmedia Service Company Inc. and RTR Funding LLC is incorporated herein by reference to Exhibit 4.1 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 31, 2001.

10.2	Amended and Restated Asset Purchase Agreement, dated as of May 17, 2001, among Park Avenue Receivables Corporation, The Chase Manhattan Bank and the several financial institutions named therein is incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.3	First Amended and Restated Receivables Transfer Agreement, dated as of May 17, 2001, among Park Avenue Receivables Corporation, Fairway Finance Corporation, RTR Funding LLC, Transmedia Network Inc., the several financial institutions party thereto, Frank Felix Associates, Ltd., The Chase Manhattan Bank and the several agent banks party thereto is incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.4	Amendment No. 1 to the Amended and Restated Receivables Transfer Agreement, the Receivables Purchase Agreement and the Parco Asset Purchase Agreement, each originally dated as of May 17, 2001, among Park Avenue Receivables Corporation, RTR Funding LLC, iDine Rewards Network Inc., iDine Restaurant Group Inc., Transmedia Service Company Inc., various financial institutions, Frank Felix Associates, Ltd. and JP Morgan Chase Bank, dated as of May 14, 2002, is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.5	Amendment No. 2 to Annex X to the Amended and Restated Receivables Transfer Agreement, originally dated as of May 17, 2001, among Park Avenue Receivables Corporation, RTR Funding LLC, iDine Rewards Network Inc., iDine Restaurant Group Inc., Transmedia Service Company Inc., various financial institutions, Frank Felix Associates, Ltd. and JP Morgan Chase Bank, dated as of June 7, 2002, is incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.6	Amendment No. 3 to the Amended and Restated Receivables Transfer Agreement, Amendment No. 2 to the Receivables Purchase Agreement and Amendment No. 2 to the Parco Asset Purchase Agreement, each originally dated as of May 17, 2001, among Park Avenue Receivables Corporation, RTR Funding LLC, iDine Rewards Network Inc., iDine Restaurant Group Inc., Transmedia Service Company Inc., various financial institutions, Frank Felix Associates, Ltd. and JP Morgan Chase Bank, dated as of May 15, 2003, is incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.7*	Transmedia Network Inc. 1987 Stock Option and Rights Plan is incorporated herein by reference to Exhibit 10.2 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 000-4028), filed on December 29, 1994.

10.8*	Form of Stock Option Agreement (as modified) between iDine Rewards Network Inc. and certain directors is incorporated herein by reference to Exhibit 10.3 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No.001-13806), filed on December 29, 1995.

10.9	Stock Purchase and Sale Agreement, dated as of November 6, 1997, among Transmedia Network Inc., Samstock, L.L.C. and Transmedia Investors L.L.C. is incorporated herein by reference to Exhibit 10.1 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on November 6, 1997.

10.10	Amended and Restated Agreement Among Stockholders, dated as of March 3, 1998, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors L.L.C., Melvin Chasen, Iris Chasen and Halmostock Limited Partnership is incorporated herein by reference to Exhibit 10.5 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 17, 1998.

10.11	Stockholders Agreement, dated as of March 3, 1998, among Transmedia Network Inc., EGI-Transmedia Investors, L.L.C., Samstock, L.L.C., Melvin Chasen and Halmostock Limited Partnership is incorporated herein by reference to Exhibit 10.6 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 17, 1998.

10.12	Form of Standby Purchase Agreement, dated as of June 30, 1999, between Transmedia Network Inc. and Samstock, L.L.C., including Standby Agreement Warrant, is incorporated herein by reference to Exhibit 1.1 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

10.13* **	iDine Rewards Network Inc. 1996 Long-Term Incentive Plan (including amendments through June 1, 2002)

10.14	Master Services and Software License Agreement, dated as of March 31, 2002, between iDine Rewards Network Inc. and Responsys, Inc. is incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.15	Corporate Program Agreement, dated as of March __, 2001, between Transmedia Network Inc. and Responsys.com, Inc. is incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.16	Office Lease Agreement, dated May 5, 2003, between iDine Rewards Network Inc. and Equity Office Properties Management is incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.17	Administrative Services Agreement, dated March 31, 2003, between iDine Rewards Network Inc. and Equity Group Investments, L.L.C. is incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.18*	Employment Agreement, dated as of June 19, 2001, between iDine Rewards Network Inc. and Ed Gnatiuk is incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.19*	Employment Agreement, dated as of March 30, 2000, between Transmedia Network Inc. and Gerald J. Hughes is incorporated herein by reference to Exhibit 10.19 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.20*	Letter of Agreement, dated January 29, 1997, between Transmedia Network Inc. and Stephen E. Lerch is incorporated herein by reference to Exhibit 10.28 to Amendment No. 2 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on February 10, 1998.

10.21*	Employment Transition Agreement, dated as of September 13, 2001, between iDine Rewards Network Inc. and James M. Callaghan is incorporated herein by reference to Exhibit 10.21 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.22*	Employment Agreement, dated as of March 14, 2002, between iDine Rewards Network Inc. and Richard Carolan is incorporated herein by reference to Exhibit 10.4 to Post-Effective Amendment No. 1 to iDine Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-49366), filed on July 24, 2003.

10.23*	Letter of Termination, dated January 15, 2003, between iDine Rewards Network Inc. and Richard E. Carolan is incorporated herein by reference to Exhibit 10.3 to Post-Effective Amendment No. 1 to iDine Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-49366), filed on July 24, 2003.

10.24*	Employment Agreement, dated as of September 26, 2002, between iDine Rewards Network Inc. and George S. Wiedemann is incorporated herein by reference to Exhibit 10.24 to iDine Reward Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 31, 2003.

10.25*	Offer Letter, dated May 14, 2003, between iDine Rewards Network Inc. and Bryan Adel is incorporated herein by reference to Exhibit 10.25 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.26** *	Severance Agreement and Release, dated September 30, 2003, executed by Keith E. Kiper

10.27*	Offer Letter, dated March 14, 2003, between iDine Rewards Network Inc. and David Marks is incorporated herein by reference to Exhibit 10.27 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.28*	Offer Letter, dated May 14, 2003, between iDine Rewards Network Inc. and Kenneth R. Posner is incorporated herein by reference to Exhibit 10.28 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.29*	Offer Letter, dated June 18, 2003, between iDine Rewards Network Inc. and Anthony Priore is incorporated herein by reference to Exhibit 10.29 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.30*	Offer Letter, dated April 22, 2003, between iDine Rewards Network Inc. and Dominic Rinaldi is incorporated herein by reference to Exhibit 10.30 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.31*	Offer Letter, dated February 1, 2001, between Transmedia Network Inc. and Gregory J. Robitaille is incorporated herein by reference to Exhibit 10.31 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.32	Consulting Contract, dated as of September 30, 2001, between Transmedia Network Inc., Transmedia Service Company, Inc., Frank Felix Associates, Ltd. and Frank Schmeyer is incorporated herein by reference to Exhibit 10.34 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 31, 2001.

10.33	First Amendment to Consulting Contract, undated, between iDine Rewards Network Inc., Frank Felix Associates, Ltd. and Frank Schmeyer is incorporated herein by reference to Exhibit 10.33 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.34	Form of Directors’ and Officers’ Indemnity Agreement, dated as of May __, 2002, between iDine Rewards Network Inc. and the indemnitee stated therein is incorporated herein by reference to Exhibit 99 to iDine Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-89406), filed on May 30, 2002.

10.35* **	Transmedia Network Inc. Severance Pay Plan and Summary Plan Description

12.1**	Statement regarding calculation of earnings to fixed charges

14.1**	Employee Code of Conduct for iDine Rewards Network Inc., effective November 19, 2002 is incorporated herein by reference to Exhibit 14 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 31, 2003.

21.1**	List of Subsidiaries

23.1**	Consent of KPMG LLP

24.1**	Power of Attorney (contained in the signature page to this annual report on Form 10-K)

31.1**	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2**	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

99.1**	Cautionary Statements

(d)	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts is filed as part of this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March 2004.

REWARDS NETWORK INC.

By:	/s/ GEORGE S. WIEDEMANN
Name:	George S. Wiedemann
Title:	President and Chief Executive Officer

Power Of Attorney

Each person whose signature appears below, being a director of Rewards Network Inc., a Delaware corporation (the “Company”), hereby constitutes and appoints George S. Wiedemann and Kenneth R. Posner, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign one or more Annual Reports for the Company’s fiscal year ended December 31, 2003 on Form 10-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or such other form as any such attorney-in-fact may deem necessary or desirable, any amendments thereto, and all additional amendments thereto, each in such form as they or either of them may approve, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Exchange Act and the applicable rules and regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ SAMUEL ZELL	Chairman of the Board	March 12, 2004
Samuel Zell

/s/ GEORGE S. WIEDEMANN George S. Wiedemann	Director, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2004

/s/ KENNETH R. POSNER Kenneth R. Posner	Senior Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2004

Signature	Capacity In Which Signed	Date
/s/ ADAM M. ARON	Director	March 12, 2004
Adam M. Aron

/s/ PETER C.B. BYNOE	Director	March 12, 2004
Peter C.B. Bynoe

/s/ HERBERT M. GARDNER	Director	March 12, 2004
Herbert M. Gardner

/s/ RAYMOND GROSS	Director	March 12, 2004
Raymond A. Gross

/s/ F. PHILIP HANDY	Director	March 12, 2004
F. Philip Handy

/s/ SHELI Z. ROSENBERG	Director	March 12, 2004
Sheli Z. Rosenberg

/s/ HAROLD SHAIN	Director	March 12, 2004
Harold Shain

/s/ JOHN A. WARD III	Director	March 12, 2004
John A. Ward III

/s/ LESTER WUNDERMAN	Director	March 12, 2004
Lester Wunderman

REWARDS NETWORK INC.

(formerly iDINE REWARDS NETWORK INC.)

Consolidated Financial Statements

December 31, 2003 and 2002

(With Independent Auditors’ Report Thereon)

Independent Auditors’ Report

The Board of Directors and Stockholders

Rewards Network Inc. (formerly iDine Rewards Network Inc.):

We have audited the accompanying consolidated balance sheets of Rewards Network Inc. (formerly iDine Rewards Network Inc.) and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2003, December 31, 2002 and September 30, 2001, and the three months ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for the years ended December 31, 2003, December 31, 2002 and September 30, 2001 and the three months ended December 31, 2001 as listed in item 15(a)(2) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003, December 31, 2002 and September 30, 2001, and the three months ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1(g) to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in 2002.

/s/ KPMG LLP

Miami, Florida

January 30, 2004

REWARDS NETWORK INC. (formerly iDINE REWARDS NETWORK INC.)

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

(in thousands, except per share data)

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$9,709	$8,266
Short-term investments	10,291	1,183
Accounts receivable, net of allowance for doubtful accounts of $2,502 and $2,460, respectively	6,268	6,178
Rights to Receive, net of allowance for doubtful merchant accounts of $19,253 and $13,492, respectively	119,233	111,962
Deferred income taxes	6,901	5,539
Prepaid expenses and other current assets	2,339	1,150

Total current assets	154,741	134,278
Property and equipment, net	9,254	7,813
Other assets	2,745	301
Investments	8,395	82
Deferred income taxes	894	824
Excess of cost over net assets acquired	9,671	9,671

Total assets	$185,700	$152,969

Liabilities and Stockholders’ Equity
Current liabilities:
Secured non-recourse revolving debt	—	60,000
Accounts payable – Rights to Receive	15,197	17,009
Accounts payable – trade	16,458	13,951
Accrued compensation and other current liabilities	6,122	6,360
Deferred membership fee income	2,101	2,216

Total current liabilities	39,878	99,536
Convertible subordinated debentures	70,000	—
Deferred income taxes	2,024	875
Other long-term liabilities	151	157

Total liabilities	112,053	100,568

Stockholders’ equity :
Preferred stock – Series A, senior convertible redeemable, par value $0.10 per share; authorized 10,000 shares; issued 0 and 1,330 shares, respectively; and outstanding 0 and 1,218 shares, respectively.	—	133
Common stock, par value $0.02 per share; authorized 70,000 shares; issued 24,473 and 20,530 shares, respectively; and outstanding 24,191 and 20,381 shares, respectively	489	411
Additional paid-in capital	54,172	48,573
Cumulative other comprehensive income	11	4
Retained earnings	21,185	5,490
Treasury stock, at cost (282 and 260 shares, respectively)	(2,210)	(2,210)

Total stockholders’ equity	73,647	52,401

Total liabilities and stockholders’ equity	$185,700	$152,969

See accompanying notes to consolidated financial statements.

REWARDS NETWORK INC. (formerly iDINE REWARDS NETWORK INC.)

AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except income per share)

	Year ended December 31,		Year ended September 30,	Three months ended December 31,
	2003	2002	2001	2001	2000
					(unaudited)
Operating revenue:
Sales	$349,026	$289,095	$190,037	$50,629	$43,981
Cost of sales	184,031	156,038	103,832	27,834	24,415
Member rewards and savings	71,873	57,956	40,804	10,633	9,731

Net revenue	93,122	75,101	45,401	12,162	9,835

Membership and renewal fee income	4,552	4,962	7,009	1,563	1,727
Other operating revenue	132	178	776	69	188

Total operating revenues	97,806	80,241	53,186	13,794	11,750

Operating expenses:
Salaries and benefits	21,001	17,983	16,803	3,862	3,472
Sales commission and expenses	15,849	11,363	5,512	1,383	1,352
Member and merchant marketing expenses	7,193	7,074	3,579	1,251	976
Printing and postage	6,136	6,142	4,691	1,190	1,172
General and administrative expenses	19,076	17,779	16,865	4,423	4,329

Total operating expenses	69,255	60,341	47,450	12,109	11,301

Operating income	28,551	19,900	5,736	1,685	449

Other income (expense):
Interest and other income	194	145	747	152	248
Interest expense and financing cost	(2,565)	(2,138)	(5,064)	(681)	(1,590)

Income (loss) before income tax provision (benefit)	26,180	17,907	1,419	1,156	(893)

Income tax provision (benefit)	10,470	(1,328)	85	71	—

Net income (loss)	$15,710	$19,235	$1,334	$1,085	$(893)

Net income (loss) per share of common stock:
Basic	$0.68	$1.01	$0.01	$0.05	$(0.07)

Diluted	$0.62	$0.82	$0.01	$0.05	$(0.07)

Weighted average number of common and common equivalent shares outstanding:
Basic	22,920	18,224	15,983	15,781	16,177

Diluted	25,478	23,494	16,281	16,089	16,177

See accompanying notes to consolidated financial statements.

REWARDS NETWORK INC. (formerly iDINE REWARDS NETWORK INC.)

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Preferred Stock		Common stock		Additional paid-in capital	Cumulative other comprehensive income (loss)	Retained (deficit) earnings	Treasury Stock		Total
	Number of shares	Amount	Number of shares	Amount				Number of shares	Amount
Balance, December 31, 2001	4,136	$414	15,821	$316	$43,150	$(265)	$(12,968)	81	$(258)	$30,389
Net income	—	—	—	—	—	—	19,235	—	—	19,235
Issuance of common stock	—	—	3,040	61	26,359	—	—	—	—	26,420
Preferred dividend	—	—	—	—	—	—	(777)	—	—	(777)
Buyback of preferred stock	(2,475)	(248)	—	—	(25,083)	—	—	—	—	(25,331)
Stock options and warrants exercised	—	—	1,285	26	2,640	—	—	—	—	2,666
Conversion of preferred stock	(331)	(33)	384	8	188	—	—	—	—	163
Cumulative other comprehensive income, net of income taxes	—	—	—	—	—	269	—	—	—	269
Income tax benefit arising from employee stock option plans	—	—	—	—	1,319	—	—	—	—	1,319
Treasury stock	—	—	—	—	—	—	—	179	(1,952)	(1,952)

Balance, December 31, 2002	1,330	133	20,530	411	48,573	4	5,490	260	(2,210)	52,401
Net income	—	—	—	—	—	—	15,710	—	—	15,710
Preferred dividend	—	—	—	—	—	—	(15)	—	—	(15)
Stock options, awards and warrants exercised	—	—	2,357	46	3,982	—	—	—	—	4,028
Conversion of preferred stock	(1,330)	(133)	1,586	32	656	—	—	22	—	555
Cumulative other comprehensive income, net of income taxes	—	—	—	—	—	7	—	—	—	7
Income tax benefit arising from employee stock option plans					961					961

Balance, December 31, 2003	—	—	24,473	$489	$54,172	$11	$21,185	282	$(2,210)	$73,647

See accompanying notes to consolidated financial statements.

REWARDS NETWORK INC. (formerly iDINE REWARDS NETWORK INC.)

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year ended			Three months ended
	December 31,		September 30,	December 31
	2003	2002	2001	2001	2000
					(unaudited)
Cash flows from operating activities:
Net income (loss)	$15,710	$19,235	$1,334	$1,085	$(893)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,140	4,072	4,601	1,212	1,171
Amortization of deferred financing cost	694	392	1,268	170	333
Provision for losses on Rights to Receive	16,502	15,199	8,586	3,016	1,943
Deferred income tax benefit	(283)	(5,436)	—	—	—
Changes in assets and liabilities:
Accounts receivable	(90)	849	(1,578)	1,128	(143)
Rights to Receive	(25,585)	(52,865)	(5,161)	(293)	(1,861)
Prepaid expenses and other current assets	(695)	(345)	195	142	278
Other assets	(1,234)	1,494	(1,206)	332	(552)
Accounts payable and accounts payable-Rights to Receive	2,922	7,111	676	(410)	393
Income taxes receivable (payable)	(1,601)	247	66	83	(17)
Accrued expenses and other current liabilities	1,371	4,503	245	(841)	(471)
Deferred membership fee income	(115)	(260)	(318)	(214)	453

Net cash provided by (used in) operating activities	11,736	(5,804)	8,708	5,410	634

Cash flows from investing activities:
Additions to property and equipment	(5,505)	(5,135)	(4,188)	(752)	(833)
(Increase) decrease in short-term investments	(9,108)	(183)	(3,177)	2,176	—
(Increase) decrease in investments	(8,319)	15	(144)	219	(151)
Termination of exclusivity agreement	—	—	(3,800)	—	(3,800)

Net cash provided by (used in) investing activities	(22,932)	(5,303)	(11,309)	1,643	(4,648)

Cash flows from financing activities:

Net proceeds from (repayment of) revolving securitization	(60,000)	4,500	(4,125)	—	(3,183)
Proceeds from issuance of convertible subordinated debentures	70,000	—	—	—	—
Payment of subordinated debenture issuance costs	(2,476)	—	—	—	—
Net proceeds from issuance of common stock	—	26,280	—	—	—
Preferred stock tender offer	—	(26,280)	—	—	—
Conversion of warrants and options for common stock, net	5,123	1,305	21	—	—
Dividends paid	(8)	(389)	(602)	(149)	(151)
Redemption of put options	—	—	(3,200)	—	—
Retirement of convertible notes	—	—	(2,000)	—	—
Purchase of common stock	—	—	(45)	(213)	—

Net cash provided by (used in) financing activities	12,639	5,416	(9,951)	(362)	(3,334)

REWARDS NETWORK INC. (formerly iDINE REWARDS NETWORK INC.)

AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

	Years ended			Three months ended
	December 31,		September 30,	December 31,
	2003	2002	2001	2001	2000
					(unaudited)
Net increase (decrease) in cash	$1,443	$(5,691)	$(12,552)	$6,691	$(7,348)
Cash and cash equivalents:
Beginning of the period	8,266	13,957	19,818	7,266	19,818

End of the period	$9,709	$8,266	$7,266	$13,957	$12,470

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$1,264	$1,488	$3,235	$353	$1,110

Income taxes	$11,431	$2,682	$32	$75	$17

Supplemental schedule of noncash investing and financing activities:

There was a $604 dividend payable outstanding as of December 31, 2002. The dividend payable represented the non-cash accumulations that were recognized upon conversion of the preferred stock on January 23, 2003 into shares of the Company’s common stock.

See accompanying notes to consolidated financial statements.

REWARDS NETWORK INC. (formerly iDINE REWARDS NETWORK INC.)

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

(1)	Description of Business and Summary of Significant Accounting Policies

(a)	Description of Business

Rewards Network Inc. (the “Company”) commenced operations in 1984 and was reincorporated as a Delaware corporation in 1987. Effective December 9, 2003, the Company changed its corporate name to Rewards Network Inc. from iDine Rewards Network Inc. Prior to that, on February 1, 2002 the Company changed its corporate name to iDine Rewards Network Inc. from Transmedia Network Inc.

The Company markets and administers loyalty rewards programs that bring its participating merchants and members together. It does this by offering rewards in the form of savings and benefits to its members who patronize its participating merchants, principally restaurants and hotels. The Company attracts participating restaurants by purchasing credits for food and beverages in advance and by providing yield management tools such as variable promotions, dining incentives and off-peak pricing to fill empty tables and generate incremental business, and the Company attracts participating hotels by providing similar yield management tools to fill empty hotel rooms and generate incremental business. The Company offers rewards in the form of cash, airline frequent flyer miles and other currencies to its members who patronize its participating merchants and pay using a credit card they have registered with the Company. The Company partners with airlines and banks to obtain and service members.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited financial information for the three months ended December 31, 2000 is presented for comparative purposes.

(b)	Cash and Cash Equivalents

Cash and cash equivalents are financial instruments with original maturities, at the date of purchase, of three months or less and include money market, overnight investments and cash accounts.

(c)	Investments

All marketable securities are deemed by management to be available for sale and are reported at fair value with net unrealized gains and losses on such securities reflected, net of related deferred income tax, in cumulative other comprehensive income (loss). Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities. Investments that at the date of purchase have a maturity greater than three months but less than a year are classified as short-term investments. The Company’s investments are comprised of instruments of the U.S. government and its agencies, instruments of municipalities and certificates of deposit. All of the Company’s investments have a maturity date of less than 2 years at the date of purchase.

REWARDS NETWORK INC. (formerly iDINE REWARDS NETWORK INC.)

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

The amortized cost and market value of the Company’s investments at December 31, 2003 and 2002 is shown in the table below:

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Short-term Investments
U.S. government obligations	$9,544	$7	$—	$9,551
Municipalities	740	—	—	740

Total short-term investments	$10,284	$7	$—	$10,291

Investments, Available for Sale
U.S. government obligations	$8,060	$7	$3	$8,064
Other	331	—	—	331

Total investments, available for sale	$8,391	$7	$3	$8,395

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Short-term Investments
U.S. government obligations	$1,179	$4	$—	$1,183

Investments, Available for Sale
Certificates of deposit	$82	—	—	$82

(d)	Rights to Receive

Rights to Receive are composed primarily of food and beverage credits acquired from restaurants on a wholesale basis, typically for cash. The food and beverage credits acquired (“Rights to Receive”) represent the Company’s right to receive future revenue from the restaurants when its members dine at those restaurants. Rights to Receive are recorded at cost and stated at the gross amount of the commitment to the restaurant, net of an allowance for doubtful accounts. Accounts payable-Rights to Receive represent the unfunded portion of the total commitments. At December 31, 2003, the expected turnover rate for the funded portfolio of Rights to Receive was equal to approximately 10 months. The Company reviews its ability to realize Rights to Receive on a periodic basis and provides for anticipated losses on Rights to Receive from restaurants that have ceased operations, restaurants that otherwise fail to pay for unused Rights to Receive and restaurants whose Rights to Receive are not being utilized by members. All other balances are segregated and evaluated based on the size of the balance and the number of months required to recover the Rights to Receive outstanding. Losses are reduced by recoveries of Rights to Receive previously written off. Account balances are charged off against the allowance after collection efforts have been exhausted. The Company does not have any off-balance sheet credit exposure related to its participating merchants.

REWARDS NETWORK INC. (formerly iDINE REWARDS NETWORK INC.)

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

(e)	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is calculated on the straight-line method over an estimated useful life of three to five years. Amortization of leasehold improvements is calculated over the shorter of the lease term or estimated useful life of the asset.

(f)	Software Development Costs

The Company has developed and/or purchased certain software applications and hardware that supports its rewards administration platform. The Company has capitalized software and website development costs totaling $1,052, $521, $1,274 and $71 during the years ended December 31, 2003, December 31, 2002, September 30, 2001 and the three months ended December 31, 2001, respectively. The amortization of these costs is calculated on a straight-line basis over a three-year life. During the years ended December 31, 2003, December 31, 2002, September 30, 2001 and the three months ended December 31, 2001, the amortization of these capitalized costs totaled $961, $926, $704, and $232, respectively. Also, during the year ended December 31, 2003, the Company had retirement of software applications totaling $1,566. All other website construction and expansion expenditures are charged to expense in the period incurred.

(g)	Excess of Cost Over Net Assets Acquired

Excess of cost over net assets acquired has resulted primarily from the acquisition of previously franchised territories. These transactions primarily consisted of reacquiring franchise rights from franchisees and were accounted for using the purchase method of accounting. The primary intangible asset to which the Company generally allocated value in these transactions was the reacquired franchise rights. The Company has determined that the reacquired franchise rights do not meet the criteria to be recognized as an asset apart from goodwill.

REWARDS NETWORK INC. (formerly iDINE REWARDS NETWORK INC.)

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

The Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) effective January 1, 2002. Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a business combination are determined to have an indefinite useful life and are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. No such impairment charge has been recognized by the Company since the date of adoption. The following table reconciles previously reported net income as if the provisions of SFAS No. 142 were in effect in those periods:

	Year ended September 30,	Three months ended December 31,
	2001	2001	2000
			(unaudited)
Reported net income (loss)	$1,334	$1,085	$(893)
Add back goodwill amortization	626	152	158

Adjusted net income (loss)	$1,960	$1,237	$(735)

Basic income(loss) per share
Reported net income (loss)	$0.01	$0.05	$(0.07)
Goodwill amortization	0.04	0.01	0.01

Adjusted net income (loss) per share	$0.05	$0.06	$(0.06)

Diluted income (loss) per share
Reported net income (loss)	$0.01	$0.05	$(0.07)
Goodwill amortization	0.04	0.01	0.01

Adjusted net income (loss) per share	$0.05	$0.06	$(0.06)

(h)	Revenue Recognition

The Company recognizes revenue when its members patronize its participating merchants and pay using a credit card they have registered with the Company. Revenue is recognized only if the member transaction qualifies in accordance with the rules of the particular marketing program. The amount of revenue recognized is that portion of the member’s total transaction amount that the Company is entitled to receive in cash, in accordance with the terms of the Company’s contract with the participating merchant. Under the typical Dining Credits Purchase Plan contract, the Company is required to leave some portion of the member’s total transaction amount with the participating restaurant merchant to provide for payment of sales tax and tips. For example, if the total transaction amount by a member is one hundred dollars at a participating restaurant merchant, as evidenced by the full amount of the credit card transaction, and the Company’s contract provides for the Company to leave behind 20%, the amount of revenue recognized is eighty dollars representing what the Company will actually realize in cash. Similarly, for a member’s total transaction amount at a participating restaurant merchant in the Revenue Management Plan where the Company has not purchased Rights to Receive, revenue is recognized only to the extent that the Company is contractually entitled to receive cash for a portion of the member’s total transaction amount. The same one hundred dollar transaction referred to above in a revenue management restaurant merchant may only yield thirty dollars in cash to be realized. A one hundred dollar room rate at a revenue management hotel merchant will yield between ten and thirty-two dollars.

Membership and renewal fee income consists principally of renewal fees from the cash reward Rewards Network Program members and is recognized over the membership period, which is usually 12 months beginning in the month the fee is received. Cardholder membership fees are cancelable and refunded to members, if requested, on a pro rata basis based on the remaining portion of the membership.

REWARDS NETWORK INC. (formerly iDINE REWARDS NETWORK INC.)

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

(i)	Cost of Sales and Member Rewards and Savings

Cost of sales is composed of the cost of Rights to Receive, related processing fees and provision for Rights to Receive losses. The cost of Rights to Receive is determined on a specific identification basis, by merchant, according to the contractual funding ratio used when the Rights to Receive were acquired. The typical ratio is two dollars of food and beverage credits received for one dollar of cash paid to the merchant by the Company.

The vast majority of rewards are delivered to members in the form of a direct credit on their credit card statement, a cash-denominated reward to a loyalty or rewards program account or a mileage credit to their frequent flyer account. Only members of the Company’s Rewards Network Program are eligible to receive cash credit on their registered credit card accounts. Cash rewards typically represent up to 20% of the member’s transaction amount with participating restaurants and typically up to 10% of the member’s room rate with participating hotels. Alternatively, Rewards Network Program members may elect to receive rewards in the form of airline frequent flyer miles with up to nine major airlines. Members receiving airline frequent flyer miles generally earn up to ten miles for each dollar spent at participating restaurants and up to five miles for each room rate dollar spent at participating hotels, provided that they make the hotel reservation through the Company.

Some companies participate in the Company’s Corporate Travel and Expense Reduction Program. The companies register their employees’ corporate cards with the Company on a no fee basis. However, savings are not provided until the employee reaches a certain level of qualified annual transaction amount. After reaching such level, the participating company receives a monthly check for the aggregate savings earned by its employees when transacting at participating merchants. Rewards associated with the Corporate Travel and Expense Reduction Program, and others like it, are charged to income during the period incurred. The retained savings prior to achieving the qualified annual transaction amount level are deferred and spread over the contract year on an effective rate basis, resulting in a reduction in the overall member rewards and savings expense.

(j)	Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the year in which those temporary differences are expected to be recovered. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

REWARDS NETWORK INC. (formerly iDINE REWARDS NETWORK INC.)

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

(k)	Stock Based Compensation

The Company applies the intrinsic-value-based method of accounting for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,”(“SFAS No. 123”) established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period. See assumptions used in Note 10.

	Year ended			Three months
	December 31,		September 30,	December 31,
	2003	2002	2001	2001	2000
					(unaudited)
Net income (loss), as reported	$15,710	19,235	1,334	1,085	(893)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of income tax	(3,947)	(1,808)	(2,273)	(410)	(630)

Pro forma net income (loss)	$11,763	17,427	(939)	675	(1,523)

Net income (loss) per diluted share	$0.62	0.82	0.01	0.05	(0.07)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of income tax	(0.16)	(0.08)	(0.06)	(0.03)	(0.04)

Pro forma diluted income (loss) per share	$0.46	0.74	(0.05)	0.02	(0.11)

The 2003 net income reflects the Company’s fully taxable status whereas net income for the 2002 and 2001 years and the three-month periods ended December 31, 2001 and 2000 (unaudited) reflect taxes at a significantly lower effective tax rate due to the utilization of previous years’ net operating loss carry forwards and the reversal of the deferred tax valuation allowance. See Note 1 (n) for the effect on earnings of assuming a fully taxable position and statutory tax rates for the year ended December 31, 2002.

(l)	Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

Statement of Financial Accounting Standards No . 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as

REWARDS NETWORK INC. (formerly iDINE REWARDS NETWORK INC.)

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

(m)	Segment Information

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”) establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The consolidated financial information is in the same format as the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, the providing of rewards and savings to its members.

(n)	Basic and Diluted Net Income (Loss) per Share

Basic and diluted net income (loss) per share was computed by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding for each period presented. Potentially dilutive securities were considered for the years ended December 31, 2003, December 31, 2002 and September 30, 2001

REWARDS NETWORK INC. (formerly iDINE REWARDS NETWORK INC.)

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

and the three month period ended December 31, 2001 to the extent dilutive. Common stock equivalents were not considered for the three months ended December 31, 2000 since their effect would be antidilutive.

For periods with potentially dilutive securities, incremental shares and adjustments to net income are determined using the “if converted” and treasury stock method as follows.

	Years Ended			Three Months
	December 31,		September 30,	Ended December 31,
	2003	2002	2001	2001	2000
					(unaudited)
Net income (a)	$15,710	$19,235	$1,334	$1,085	$(893)
Series A Preferred Stock dividends	(15)	(777)	(1,203)	(297)	(301)

Net income available to common stockholders	$15,695	$18,458	$131	$788	$(1,194)

Weighted average number of common and common equivalent shares outstanding
Basic	22,920	18,224	15,983	15,781	16,177
Series A Preferred Stock	97	2,814	—	—	—
Stock options	1,201	1,233	130	130	—
Warrants	1,260	1,223	168	178	—

Diluted	25,478	23,494	16,281	16,089	16,177

Earnings per share:
Basic	$0.68	$1.01	$0.01	$0.05	$(0.07)

Diluted	$0.62	$0.82	$0.01	$0.05	$(0.07)

(a) The 2003 net income reflects the Company’s fully taxable status whereas net income for 2002 reflects taxes at a significantly lower effective tax rate due to the utilization of previous years’ net operating loss carry forwards and the reversal of the deferred tax valuation allowance.

REWARDS NETWORK INC. (formerly iDINE REWARDS NETWORK INC.)

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

The following table sets forth net income and diluted earnings per share for 2002 calculated assuming a 38% statutory tax rate to demonstrate the impact on earnings had the Company been subject to the then current statutory federal and state income tax rates:

	Year ended December 31,
	2003	2002
Pro forma:
Net income, as reported	$15,710	$19,235
Less:
Deferred tax valuation allowance	—	(3,676)
Additional tax if statutory rate used	—	(4,457)

Net income, assuming fully taxable at statutory rate	$15,710	$11,102

Diluted earnings per share, as reported	$0.62	$0.82
Less:
Deferred tax valuation allowance	—	(0.16)
Additional tax if statutory rate used	—	(0.19)

Diluted earnings per share, assuming fully taxable at statutory rate	$0.62	$0.47

(o)	Comprehensive Income and Loss

Comprehensive income and loss presents a measure of all changes in stockholders’ equity except for changes in stockholders’ equity resulting from transactions with stockholders in their capacity as stockholders. The Company’s other comprehensive income (loss) presently consists of net unrealized holding gains (losses) on investments available for sale.

The Company’s comprehensive income (loss) is as follows:

	Year ended December 31,		Year ended September 30,	Three months ended December 31
	2003	2002	2001	2001	2000
					(unaudited)
Net income (loss)	$15,710	$19,235	$1,334	$1,085	$(893)
Other comprehensive income (loss), net of taxes	7	269	(1,083)	(15)	(387)

Total comprehensive income (loss)	$15,717	$19,504	$251	$1,070	$(1,280)

(p)	Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires a company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. SFAS No. 142 also requires a company to record a corresponding asset that is depreciated over the life of the asset. Under SFAS No. 143, subsequent to the initial measurement of the asset retirement obligation, the obligation will be

REWARDS NETWORK INC. (formerly iDINE REWARDS NETWORK INC.)

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt SFAS No. 143 on January 1, 2003. The Company does not have asset retirement obligations and the adoption of SFAS No. 143 did not have an impact on the Company’s financial statements.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, “ (“SFAS No. 148”). This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Since the Company is continuing to account for stock-based compensation according to Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” the adoption of SFAS No. 148 in the first quarter of 2003 requires the Company to provide prominent disclosures about the effects of SFAS No. 123 on reported income and requires the Company to disclose these effects in its interim financial statements which the Company has done throughout 2003.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003) (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (“FIN 46”), which was issued in January 2003. Before concluding that it is appropriate to apply an ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity. As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003 to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 did not have an impact on the Company’s consolidated financial position and results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”). SFAS 150 establishes standards for the classification and

REWARDS NETWORK INC. (formerly iDINE REWARDS NETWORK INC.)

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 also includes required disclosures for financial instruments within its scope. For the Company, SFAS 150 was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, SFAS 150 will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The adoption of SFAS 150 did not have an effect on the Company’s financial statements.

EITF Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease,” (“EITF Issue No. 01-8”) determines whether an arrangement conveying the right to use property, plant and equipment meets the definition of a lease within the scope of SFAS No. 13, “Accounting for Leases.” EITF Issue No. 01-8 was effective the first interim period beginning after May 28, 2003. EITF Issue No. 01-8 did not have an effect on the Company’s financial statements.

The Company adopted Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” (“SFAS 145”) effective January 1, 2003. The provisions of SFAS 145, among other things, discontinue treatment of gains or losses from the early extinguishment of debt as extraordinary items unless such early extinguishment meets the criteria of Accounting Principles Board Opinion 30. There was no impact on the Company’s results of operations, cash flows or financial position from the initial adoption of SFAS 145.

The Company adopted Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”) effective January 1, 2003. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. There was no impact on the Company’s results of operations, cash flows or financial position from the initial adoption of SFAS 146.

(q)	Reclassification

Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

(r)	Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. The principal estimate used by the Company relates to the provision for Rights to Receive losses. Additionally, the Company uses estimates to determine the effective cost of rewards and savings in the Corporate Travel and Expense Reduction Program and in the valuation of long lived assets. Actual results could differ from those estimates.

REWARDS NETWORK INC. (formerly iDINE REWARDS NETWORK INC.)

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

(2)	Convertible Subordinated Debentures

On October 15, 2003, the Company completed a private placement of $60,000 principal amount of its 3 1/4% Convertible Subordinated Debentures with a final maturity date of October 15, 2023. In addition, the initial purchaser exercised the option granted by the Company to purchase an additional $10,000 principal amount of debentures, bringing the total offering to $70,000. The debentures bear interest at 3.25% per annum, payable on April 15 and October 15 of each year, commencing on April 15, 2004. The net proceeds from the offering were $67,500, and the issuance costs of $2,500 will be amortized over five years. Holders of the debentures may require the Company to repurchase for cash all or part of their debentures on October 15, 2008, October 15, 2013 and October 15, 2018 or upon a change of control at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. The Company may redeem the debentures, in whole or in part, at any time after October 15, 2008 at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. The debentures are convertible prior to the maturity date into shares of the Company’s common stock at an initial conversion price of $17.89 per share, subject to adjustment for certain events, upon the occurrence of any of the following: (i) the closing price of the Company’s common stock on the trading day prior to the conversion date was 110% or more of the conversion price of the debentures on such trading day; (ii) the Company has called the debentures for redemption; (iii) the average of the trading prices of the debentures for any five consecutive trading day period was less than the average conversion value for the debentures during that period, subject to certain limitations; or (iv) the Company makes certain distributions to holders of the Company’s common stock or enters into specified corporate transactions.

(3)	Securitization of Rights to Receive

On May 14, 2003, the Company renewed its revolving securitization for a new 364-day term and increased the facility limit to $100,000 from $80,000. As part of the renewal, the Company paid fees of $500, a portion of which was expensed in connection with the reduction in the facility limit and the Company is amortizing the balance over the remainder of the renewal term. In connection with the renewal, the terms were amended to state that if there are any changes in accounting standards or any issuances of pronouncements released by any accounting body, or any change in interpretation or application of existing or future accounting standards that causes or requires the consolidation of assets and liabilities of the conduits with the assets and liabilities of the banks, the program fee rate will increase from 0.85% to no more than 1.50% of the facility limit. There were no other material changes to the terms of the facility in connection with the renewal.

On October 15, 2003, a portion of the net proceeds from the debenture offering was used to pay down the Company’s revolving securitization to zero. Further, the Company’s facility borrowing limit was reduced to $50,000, two financial covenants were added and the minimum net worth requirement was increased. In connection with the amendment of the Company’s revolving securitization facility, the Company paid fees of $125.

The Company’s revolving securitization of its Rights to Receive is privately placed through asset backed commercial paper conduits. Borrowing capacity under the facility is recalculated weekly based on a formula-driven advance rate applied to the then-current balance of Rights to Receive that is eligible to be securitized. The advance rate is determined based on recent sales trends and months on hand of Rights to Receive. Based on the level of eligible Rights to Receive at December 31, 2003 and the fact that there were no outstanding borrowings under the facility at that date, the Company had the full $50,000 limit available for borrowing.

REWARDS NETWORK INC. (formerly iDINE REWARDS NETWORK INC.)

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

The interest rate applicable to the facility is the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which commercial paper having a term equal to the related commercial paper tranche period that may be sold, plus the amount of any applicable placement agent or commercial paper dealer fees and commissions.

The facility contains various restrictive covenants regarding collateral eligibility, interest rate coverage and concentration limitations and also requires the Company to maintain a minimum net worth. At December 31, 2003, the Company was in compliance with these covenants.

(4)	Equity Private Placement and Preferred Stock Tender Offer and Conversion

On June 12, 2002, the Company sold 3,000,000 shares of its common stock at $9.50 per share in a private placement to a group of 15 unaffiliated institutional investors from which the Company received $26,280, net of financial advisory, agent and legal fees.

The entire net proceeds from the stock issuance were used to repurchase shares of the Company’s outstanding Series A Convertible Preferred Stock issued in connection with a rights offering on November 30, 1999. The Company commenced a cash tender offer on June 13, 2002 to purchase up to a maximum of 2,474,576 shares, or 61.1%, of its outstanding Series A Convertible Preferred Stock at a price of $10.62 per share. The tender offer expired on July 15, 2002, and a total of 3,176,570 shares of Series A Convertible Preferred Stock were tendered. Since more than the 2,474,576 shares were tendered, the Company accepted and paid for shares on a pro rata basis from among the validly tendered shares. In addition to the purchase price, tendering stockholders also received a payment in lieu of cash dividends for the period July 1 through July 15, 2002 equal to $0.006 per share of Series A Convertible Preferred Stock accepted.

On December 24, 2002, the Company gave notice to holders of Series A Preferred Stock of the Company’s intention to exercise its right to convert all of the issued and outstanding shares of Series A Preferred Stock into shares of the Company’s common stock. On January 23, 2003, 1,329,345 shares of Series A Preferred Stock, the total amount then issued and outstanding, were converted into 1,586,122 shares of the Company’s common stock. Each share of Series A Preferred Stock was converted into 1.19316 shares of the Company’s common stock. Each holder of record of Series A Preferred Stock on January 23, 2003 also received a partial quarterly cash dividend prorated for the period from January 1, 2003 through January 23, 2003.

REWARDS NETWORK INC. (formerly iDINE REWARDS NETWORK INC.)

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

(5)	Certain Relationships and Related Party Transactions

On May 5, 2003, the Company entered into an office lease agreement with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, a limited partnership comprised of trusts established for the benefit of the family of Samuel Zell, the Company’s Chairman of the Board of Directors. The lease provides for up to 14,324 square feet of office space at 2 North Riverside Plaza, Chicago, Illinois. Initially the Company will only require 10,000 square feet of office space, but the Company has options to increase this space over the term of the lease by increments of 1,000 square feet or more until the entire 14,324 square feet are occupied by the Company. The term of the lease is from September 1, 2003 through August 31, 2008, and the future minimum lease obligation for the initial occupied space of 10,000 square feet, which is included in note 11, is as follows:

Year ending December 31,
2004	$187
2005	192
2006	197
2007	202
Thereafter (through August 1, 2008)	137

Total minimum lease payments	$915

In addition to the office lease, the Company signed a Letter of Agreement with Equity Group Investments, L.L.C. (“EGI”) pursuant to which EGI agreed to provide the Company administrative services from April 1, 2003 until the earlier of December 31, 2003 or the date the Company took possession of the property mentioned above. The administrative services consisted of rent for temporary office space, utilities, building and mailroom services and basic office supplies. The Company took possession of the property in September 2003. The total amount paid to EGI for the administrative services was $55. Samuel Zell, the Company’s Chairman of the Board of Directors, serves as Chairman of EGI, and Sheli Z. Rosenberg, a member of the Company’s Board of Directors, is a former Vice Chairperson of EGI.

EGI, an affiliate of Samstock, L.L.C., the Company’s largest stockholder, provides investment and other financial advisory services to the Company. The Company paid approximately $250, $250, $250, $63, and $63 (unaudited) to EGI for these services during the years ended December 31, 2003, December 31, 2002 and September 30, 2001 and the three months ended December 31, 2001 and 2000, respectively.

In March 2002, the Company and Responsys Inc. (“Responsys”) entered into an agreement for Responsys to provide e-mail marketing services to the Company. The term of the agreement is from May 31, 2002 to May 31, 2004, and the anticipated payments to be made, based on the level of services provided for in the contract, total approximately $290 for the two years. At the time the agreement was signed, George S. Wiedemann was the President, Chief Executive Officer, a director, and a stockholder of Responsys. Subsequently, Mr. Wiedemann resigned as President, Chief Executive Officer and director of Responsys.

REWARDS NETWORK INC. (formerly iDINE REWARDS NETWORK INC.)

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

(6)	Termination of Exclusivity Agreement

On December 28, 2000, the Company executed a Payment and Termination of Exclusivity Agreement (the “Agreement”) with GE Financial Assurance (“GEFA”), the successor parent of SignatureCard, to extinguish all obligations associated with the Company’s June 1999 acquisition of Dining A La Card (“DALC”). The Agreement also eliminated SignatureCard’s exclusivity rights in dealing with the airline frequent flyer member files and fully resolved and terminated the joint marketing and revenue sharing relationship. Under the Agreement, the Company paid GEFA $3,800 in cash and honored GEFA’s right to sell 400,000 shares held by it as part of the acquisition consideration, at a value of $8.00 per share. GEFA exercised its right to sell in early 2001. The Company also cancelled 160,000 options of the original 400,000 issued as part of the original DALC purchase price, leaving GEFA with 240,000 options which were exercised on June 21, 2002 at an exercise price of $4.00 per share. In connection with this exercise, the Company issued 148,571 shares of its common stock to GEFA.

(7)	Property and Equipment

Property and equipment consist of the following:

	December 31, 2003	December 31, 2002
Furniture, fixtures and equipment	$14,212	13,645
Website hardware and software	2,828	3,342
Leasehold improvements	1,306	558

	18,346	17,545
Less accumulated depreciation and amortization	(9,092)	(9,732)

Property and equipment, net	$9,254	7,813

Depreciation and amortization expense was $4,140, $4,072 and $4,514 the years ended December 31, 2003, December 31, 2002 and September 30, 2001, and $1,212, $1,171, for the three months ended December 31, 2001 and 2000 (unaudited), respectively. Also, for the year ended December 31, 2003, the Company retired $4,772 of fully depreciated property and equipment.

(8)	Fair Values of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and notes payable approximate the carrying amounts at December 31, 2003 and 2002 due to the short maturity of these instruments. The fair value of the Rights to Receive approximates the carrying value due to their short-term nature. The fair value of the securities available for sale and short-term investments are based upon quoted market prices for these or similar instruments. The carrying value of the convertible subordinated debt approximates the fair value as the interest rate is similar to that which the Company could receive on like-kind debt.

REWARDS NETWORK INC. (formerly iDINE REWARDS NETWORK INC.)

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

(9)	Stock Option and Warrant Summary

Stock Option Plans

In March 1996, the Company’s stockholders approved the 1996 Long-Term Incentive Plan (the “1996 Plan”) as a successor plan to the Company’s 1987 Stock Option and Rights Plan. The 1996 Plan was amended as of August 5, 1998 to allow for non-employee directors to choose to take directors fees in either cash or a current or deferred stock award and as of March 7, 2002 to increase the number of shares of common stock that may be subjected to outstanding awards at any point in time to 3,505,966. The 1996 Plan was most recently amended as of June 1, 2002 to provide for the payment of $30 per year to non employee directors, payable quarterly in shares of the Company’s common stock, and for the automatic grant to non-employee directors of options to purchase 10,000 shares of the Company’s common stock following each annual meeting of the Company’s stockholders. At December 31, 2003, 142,573 shares of the Company’s common stock were reserved for issuance as deferred stock awards to directors as compensation for serving on the Company’s Board of Directors. These provisions supersede and replace the provisions of the 1996 Plan that were added in August 1998. Under the 1996 Plan, the Company may grant awards, which may include stock options, stock appreciation rights, restricted stock, deferred stock, stock granted as a bonus or in lieu of other awards, dividend equivalents and other stock based awards to directors, officers and other key employees and consultants of the Company. Stock options granted under the 1996 Plan may not include more than 2,505,966 incentive stock options for federal income tax purposes. Options are exercisable beginning not less than one year after date of grant. All options expire either five or ten years after the date of grant and each becomes exercisable in installments of 25 percent of the underlying shares for each year the option is outstanding, commencing on the first anniversary of the date of grant.

At December 31, 2003 and December 31, 2002 there were 319,343 and 1,110,666 shares available for grant under the 1996 Plan, respectively. The expected lives range from five to ten years for all periods presented below. The following represents the estimated fair value of options granted and the weighted-average assumptions used in calculating such estimate:

	Year ended			Three months
	December 31,		September 30,	December 31,
	2003	2002	2001	2001	2000
					(unaudited)
Weighted average fair value per option granted	$6.27	$4.38	$2.05	$0	$2.61
Stock volatility	.5446	.6589	.6745	.6745	.7553
Risk-free interest rate	3.56%	4.03%	4.47%	4.47%	6.75%
Expected stock dividend yield	0%	0%	0%	0%	0%

REWARDS NETWORK INC. (formerly iDINE REWARDS NETWORK INC.)

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

Stock option activity during the periods indicated is as follows:

	Within Plan Options		Non Plan Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at September 30, 2000	2,077,693	4.16	—	—

Granted	691,500	2.59	150,000	3.00
Exercised	(5,875)	2.88	—	—
Cancellations	(187,750)	4.13	—	—

Balance at September 30, 2001	2,575,568	3.75	150,000	3.00

Granted	45,000	3.60	—	—
Exercised	—	—	—	—
Cancellations	(4,675)	2.78	—	—

Balance at December 31, 2001	2,615,893	3.75	150,000	3.00

Granted	758,000	6.20	—	—
Exercised	(588,843)	3.58	—	—
Cancellations	(306,750)	3.65	—	—

Balance at December 31, 2002	2,478,300	4.57	150,000	3.00

Granted	1,292,000	9.01	750,000	9.58
Exercised	(654,125)	5.57	—	—
Cancellations	(35,625)	8.06	—	—

Balance at December 31, 2003	3,080,550	6.15	900,000	8.48

Options were granted outside the 1996 Plan to a member of the Company’s Board of Directors in 2001 and to the Company’s President and Chief Executive Officer in 2003.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Average Exercise Price	Number Exercisable	Average Exercise Price
$ 2.38 to $ 3.00	892,625	6.77	$2.63	679,375	$2.66
$ 3.60 to $ 5.03	805,925	6.63	4.52	448,025	4.42
$ 5.25 to $ 9.15	1,030,500	8.40	7.91	203,500	6.38
$ 9.25 to $ 9.25	5,000	1.59	9.25	5,000	9.25
$ 9.58 to $15.00	1,246,500	8.94	9.95	283,375	9.96

Total	3,980,550	7.83	$6.68	1,619,275	$4.91

At December 31, 2003 and 2002, the number of options exercisable was 1,619,275 and 1,254,000, respectively, and the weighted-average exercise price of those options was $4.91 and $4.22, respectively.

REWARDS NETWORK INC. (formerly iDINE REWARDS NETWORK INC.)

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

Warrants

A summary of warrants outstanding at December 31, 2003 is as follows:

	Warrant Shares	Warrant Price Per Share	Expiration Date
Balance at September 30, 1998	1,200,000	$6.00 - $8.00	March 3, 2003
Warrants issued	—

Balance at September 30, 1999	1,200,000

Warrants issued with rights offering (Note 4)	1,000,000	$2.48	November 9, 2004
Warrants issued with private placement (Note 4)	1,808,606	$5.93 - $7.30	April 28, 2005
Warrants issued with private placement (Note 4)	2,574,960	$5.93 - $7.30	April 28, 2005

Balance at September 30, 2000	6,583,566

Warrants issued	—

Balance at September 30, 2001	6,583,566

Warrants issued	—

Balance at December 30, 2001	6,583,566

Warrants issued	—
Warrants exercised	(1,102,872)	$6.00 - $8.00	March 3, 2003
Warrants exercised	(51,000)	$2.48	November 9, 2004
Warrants exercised	(504,110)	$5.93 - $7.30	April 28, 2005

Balance at December 31, 2002	4,925,584

Warrants exercised	(94,869)	$6.00 - $8.00	March 3, 2003
Warrants expired/cancelled	(2,259)	$6.00 - $8.00	March 3, 2003
Warrants exercised	(2,808,270)	$5.93 - $7.30	April 28, 2005

Balance at December 31, 2003	2,020,186

As of December 31, 2003 all of the warrants are vested. During the year ended December 31, 2003, 2,903,139 warrants were exercised resulting in the issuance of 1,690,709 shares of the Company’s common stock.

REWARDS NETWORK INC. (formerly iDINE REWARDS NETWORK INC.)

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

(10)	Income Taxes

Income tax expense (benefit) attributable to income from continuing operations for the periods listed below consists of:

	Year ended			Three months ended
	December 31,		September 30,	December 31,
	2003	2002	2001	2001	2000
					(unaudited)
Current:
U.S. federal	$8,798	$3,452	$68	$33	$—
State and local	1,954	656	17	38	—

Total Current	10,752	4,108	85	71	—

Deferred:
U.S. federal	(249)	(4,581)	—	—	—
State and local	(33)	(855)	—	—	—

Total Deferred	(282)	(5,436)	—	—	—

Total Provision	$10,470	$(1,328)	$85	$71	$—

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the statutory federal income tax rate of 35% to pre-tax income from continuing operations as a result of the following:

	Year ended			Three months ended
	December 31,		September 30,	December 31,
	2003	2002	2001	2001	2000
					(unaudited)
Expected federal tax	$9,163	$6,267	$483	$394	$(304)
State and local taxes, net of federal income tax benefit	1,248	711	11	74	35
Valuation allowance change	—	(8,169)	(456)	(466)	269
Other	59	(137)	47	69	—

Total	$10,470	$(1,328)	$85	$71	$—

REWARDS NETWORK INC. (formerly iDINE REWARDS NETWORK INC.)

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

	December 31, 2003	December 31, 2002
Deferred tax assets:
Reserve for rights to receive losses	$5,611	$4,472
Excess of costs over net assets acquired	735	719
Reserve for sales commissions	689	440
Other	760	732

Deferred tax assets	7,795	6,363

Deferred tax liabilities:
Property and equipment	2,013	868
Other	11	7

Deferred tax liabilities	2,024	875

Net deferred tax asset	$5,771	$5,488

The valuation allowance for deferred tax assets as of December 31, 2003 and 2002 was zero. The valuation allowance for deferred tax assets as of January 1, 2002 was $8,219. The net change in valuation allowance as of December 31, 2002 was $8,219. A $50 decrease attributed to unrealized losses was allocated to stockholders’ equity. As a result of the Company’s history of losses prior to fiscal 2001, the Company had maintained a valuation allowance on the net deferred tax asset that had resulted from net operating loss carryforwards and deductible temporary differences, principally the reserve for rights to receive losses. During fiscal 2002, the Company evaluated the need to maintain a valuation allowance given its sustained level of profitability and expected continued profitable operating results, and determined that it was more likely than not that the benefit of deferred tax assets would be realized. Therefore, management determined that a valuation allowance would not be required.

(11)	Leases

The Company leases certain equipment and office space under long-term lease agreements. Future minimum lease payments under non-cancelable leases as of December 31, 2003 are as follows:

Year ended December 31,
2004	$1,420
2005	882
2006	500
2007	331
Thereafter (through December 31, 2008)	235

Total minimum lease payments	$3,368

REWARDS NETWORK INC. (formerly iDINE REWARDS NETWORK INC.)

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

Rent expense charged to operations was $1,281, $1,071, $1,101, $250 and $241, for and the years ended December 31, 2003, December 31, 2002 and September 30, 200, and the three months ended December 31, 2001 and 2000 (unaudited), respectively.

(12)	Business and Credit Concentrations

At December 31, 2003, the Company operated nine airline dining reward programs that offered airline frequent flyer miles as rewards. The following table illustrates the Company’s airline concentration as a percentage of total sales:

Year ended			Three months ended
December 31,		September 30,	December 31,
2003	2002	2001	2001	2000
				(unaudited)
57%	57%	46%	47%	42%

(13)	Litigation

The Company is party to various lawsuits arising out of the conduct of its business, none of which is expected to have a material adverse effect on the Company’s financial condition or results of operations.

(14)	Commitment

On November 16, 2001, the Company extended its relationship with Frank Felix & Associates, Ltd. (“FFA”) to consult and provide information technology services and provide a backup servicing facility for the Company. The contract was amended in September 2002 and will terminate on September 30, 2004. FFA’s fees for 2004 are limited to $2,205.

For the year ended December 31, 2003, December 31, 2002 and the three months ended December 31, 2001, the Company paid $3,358, $3,375 and $825, respectively, to FFA for consulting, information technology services and out of pocket expenses.

REWARDS NETWORK INC. (formerly iDINE REWARDS NETWORK INC.)

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

(15)	Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is as follows:

	Quarter ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Sales	$89,232	89,530	87,669	82,595
Operating revenue	25,923	24,876	24,129	22,878
Operating income	7,895	7,810	6,977	5,869
Income before income tax	6,868	7,330	6,519	5,463
Income tax provision	2,947	2,896	2,553	2,074
Net income	$3,921	4,434	3,966	3,389

Earnings per share:
Basic	$0.16	0.19	0.18	0.16
Diluted	$0.15	0.17	0.16	0.14

	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
Sales	$85,482	81,251	65,391	56,971
Operating revenue	22,939	22,161	18,774	16,367
Operating income	5,930	5,936	4,344	3,690
Income before income tax	5,497	5,515	3,878	3,017
Income tax provision (benefit)	825	1,523	(3,595)	(81)
Net income	$4,672	3,992	7,473	3,098

Earnings per share:
Basic	$0.22	0.19	0.42	0.18
Diluted	$0.20	0.16	0.31	0.15

REWARDS NETWORK INC. (formerly iDINE REWARDS NETWORK INC.) AND

SUBSIDIARIES

Schedule II-Valuation and Qualifying Accounts

(in thousands)

	Balance, beginning of year	Charged to expenses	Net Write-offs	Other Adjustments		Balance, end of year
Description
Year ended December 31, 2003
Allowance for doubtful merchant accounts	$13,492	16,502	(10,699)	(42	)(2)	19,253

Valuation allowance on deferred taxes	$—	—	—	—		—

Year ended December 31, 2002
Allowance for doubtful merchant accounts	$9,328	15,198	(8,574)	(2,460	)(2)	13,492

Valuation allowance on deferred taxes	$8,219	(8,169)	—	(50	)(3)	—

Three-month transition period ended December 31, 2001
Allowance for doubtful merchant accounts	$10,114	3,016	(3,802)	—		9,328

Valuation allowance on deferred taxes	$9,217	(1,005)	—	7	(3)	8,219

Year ended September 30, 2001
Allowance for doubtful merchant accounts	$12,745	8,586	(8,986)	(2,231	)(1)	10,114

Valuation allowance on deferred taxes	$9,260	(456)	—	413	(3)	9,217

Notes:

(1)	Relates primarily to the termination of exclusivity agreement with GE Financial Assurance
(2)	Reclassed to accounts receivable
(3)	Attributed to unrealized gains (loss) and allocated to shareholders’ equity.

REWARDS NETWORK INC.

LISTING OF EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2**	By-Laws of Rewards Network Inc., as amended

4.1	Form of Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Transmedia Network Inc. is incorporated herein by reference to Exhibit 3.5 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.2	Form of Series A Preferred Stock certificate is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Form of Rights Agreement between Transmedia Network Inc. and American Stock Transfer & Trust Company is incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.4	Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Gene M. Henderson, Herbert M. Gardner, James M. Callaghan, Gregory J. Robitaille, John A. Ward III, George S. Wiedemann, Christine M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman, Samstock, L.L.C. and Thomas J. Litle is incorporated herein by reference to Exhibit 4.7 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 31, 2001.

4.5	Termination of Co-Sale and Voting Agreement, dated as of February 5, 2003, among iDine Rewards Network Inc., Samstock, L.L.C. and each of the investors listed therein is incorporated herein by reference to Exhibit 4.6 to iDine Reward Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 31, 2003.

4.6	Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.5 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.7	First Amendment, dated February __, 2003, to that certain Investment Agreement, dated April 28, 2000, among iDine Rewards Network Inc., Samstock, L.L.C., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.8 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 31, 2003.

4.8	Termination of Co-Sale and Voting Agreement, dated as of February 5, 2003, among iDine Rewards Network Inc., Samstock, L.L.C., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.10 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.9	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.10	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.11	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.12	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.15 to Transmedia Network Inc.’s Registration Statement on Form S-3 (File No. 333-49366), filed on November 6, 2000.

4.13	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.17 to Transmedia Network Inc.’s Registration Statement on Form S-3 (File No. 333-49366), filed on November 6, 2000.

4.14	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 10.2 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on November 17, 1997.

4.15**	Indenture, dated as of October 15, 2003 and as amended and restated as of February 4, 2004, between Rewards Network Inc. and LaSalle Bank National Association

4.16	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC is incorporated herein by reference to Exhibit 4.18 to iDine Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 14, 2003.

10.1	First Amended and Restated Receivables Purchase Agreement, dated as of May 17, 2001, among Transmedia Network Inc., iDine Restaurant Group Inc., Transmedia Service Company Inc. and RTR Funding LLC is incorporated herein by reference to Exhibit 4.1 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 31, 2001.

10.2	Amended and Restated Asset Purchase Agreement, dated as of May 17, 2001, among Park Avenue Receivables Corporation, The Chase Manhattan Bank and the several financial institutions named therein is incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.3	First Amended and Restated Receivables Transfer Agreement, dated as of May 17, 2001, among Park Avenue Receivables Corporation, Fairway Finance Corporation, RTR Funding LLC, Transmedia Network Inc., the several financial institutions party thereto, Frank Felix Associates, Ltd., The Chase Manhattan Bank and the several agent banks party thereto is incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.4	Amendment No. 1 to the Amended and Restated Receivables Transfer Agreement, the Receivables Purchase Agreement and the Parco Asset Purchase Agreement, each originally dated as of May 17, 2001, among Park Avenue Receivables Corporation, RTR Funding LLC, iDine Rewards Network Inc., iDine Restaurant Group Inc., Transmedia Service Company Inc., various financial institutions, Frank Felix Associates, Ltd. and JP Morgan Chase Bank, dated as of May 14, 2002, is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.5	Amendment No. 2 to Annex X to the Amended and Restated Receivables Transfer Agreement, originally dated as of May 17, 2001, among Park Avenue Receivables Corporation, RTR Funding LLC, iDine Rewards Network Inc., iDine Restaurant Group Inc., Transmedia Service Company Inc., various financial institutions, Frank Felix Associates, Ltd. and JP Morgan Chase Bank, dated as of June 7, 2002, is incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.6	Amendment No. 3 to the Amended and Restated Receivables Transfer Agreement, Amendment No. 2 to the Receivables Purchase Agreement and Amendment No. 2 to the Parco Asset Purchase Agreement, each originally dated as of May 17, 2001, among Park Avenue Receivables Corporation, RTR Funding LLC, iDine Rewards Network Inc., iDine Restaurant Group Inc., Transmedia Service Company Inc., various financial institutions, Frank Felix Associates, Ltd. and JP Morgan Chase Bank, dated as of May 15, 2003, is incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.7*	Transmedia Network Inc. 1987 Stock Option and Rights Plan is incorporated herein by reference to Exhibit 10.2 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 000-4028), filed on December 29, 1994.

10.8*	Form of Stock Option Agreement (as modified) between iDine Rewards Network Inc. and certain directors is incorporated herein by reference to Exhibit 10.3 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No.001-13806), filed on December 29, 1995.

10.9	Stock Purchase and Sale Agreement, dated as of November 6, 1997, among Transmedia Network Inc., Samstock, L.L.C. and Transmedia Investors L.L.C. is incorporated herein by reference to Exhibit 10.1 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on November 6, 1997.

10.10	Amended and Restated Agreement Among Stockholders, dated as of March 3, 1998, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors L.L.C., Melvin Chasen, Iris Chasen and Halmostock Limited Partnership is incorporated herein by reference to Exhibit 10.5 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 17, 1998.

10.11	Stockholders Agreement, dated as of March 3, 1998, among Transmedia Network Inc., EGI- Transmedia Investors, L.L.C., Samstock, L.L.C., Melvin Chasen and Halmostock Limited Partnership is incorporated herein by reference to Exhibit 10.6 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 17, 1998.

10.12	Form of Standby Purchase Agreement, dated as of June 30, 1999, between Transmedia Network Inc. and Samstock, L.L.C., including Standby Agreement Warrant, is incorporated herein by reference to Exhibit 1.1 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

10.13* **	iDine Rewards Network Inc. 1996 Long-Term Incentive Plan (including amendments through June 1, 2002)

10.14	Master Services and Software License Agreement, dated as of March 31, 2002, between iDine Rewards Network Inc. and Responsys, Inc. is incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.15	Corporate Program Agreement, dated as of March __, 2001, between Transmedia Network Inc. and Responsys.com, Inc. is incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.16	Office Lease Agreement, dated May 5, 2003, between iDine Rewards Network Inc. and Equity Office Properties Management is incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.17	Administrative Services Agreement, dated March 31, 2003, between iDine Rewards Network Inc. and Equity Group Investments, L.L.C. is incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.18*	Employment Agreement, dated as of June 19, 2001, between iDine Rewards Network Inc. and Ed Gnatiuk is incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.19*	Employment Agreement, dated as of March 30, 2000, between Transmedia Network Inc. and Gerald J. Hughes is incorporated herein by reference to Exhibit 10.19 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.20*	Letter of Agreement, dated January 29, 1997, between Transmedia Network Inc. and Stephen E. Lerch is incorporated herein by reference to Exhibit 10.28 to Amendment No. 2 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on February 10, 1998.

10.21*	Employment Transition Agreement, dated as of September 13, 2001, between iDine Rewards Network Inc. and James M. Callaghan is incorporated herein by reference to Exhibit 10.21 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.22*	Employment Agreement, dated as of March 14, 2002, between iDine Rewards Network Inc. and Richard Carolan is incorporated herein by reference to Exhibit 10.4 to Post-Effective Amendment No. 1 to iDine Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-49366), filed on July 24, 2003.

10.23*	Letter of Termination, dated January 15, 2003, between iDine Rewards Network Inc. and Richard E. Carolan is incorporated herein by reference to Exhibit 10.3 to Post-Effective Amendment No. 1 to iDine Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-49366), filed on July 24, 2003.

10.24*	Employment Agreement, dated as of September 26, 2002, between iDine Rewards Network Inc. and George S. Wiedemann is incorporated herein by reference to Exhibit 10.24 to iDine Reward Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 31, 2003.

10.25*	Offer Letter, dated May 14, 2003, between iDine Rewards Network Inc. and Bryan Adel is incorporated herein by reference to Exhibit 10.25 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.26** *	Severance Agreement and Release, dated September 30, 2003, executed by Keith E. Kiper

10.27*	Offer Letter, dated March 14, 2003, between iDine Rewards Network Inc. and David Marks is incorporated herein by reference to Exhibit 10.27 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.28*	Offer Letter, dated May 14, 2003, between iDine Rewards Network Inc. and Kenneth R. Posner is incorporated herein by reference to Exhibit 10.28 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.29*	Offer Letter, dated June 18, 2003, between iDine Rewards Network Inc. and Anthony Priore is incorporated herein by reference to Exhibit 10.29 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.30*	Offer Letter, dated April 22, 2003, between iDine Rewards Network Inc. and Dominic Rinaldi is incorporated herein by reference to Exhibit 10.30 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.31*	Offer Letter, dated February 1, 2001, between Transmedia Network Inc. and Gregory J. Robitaille is incorporated herein by reference to Exhibit 10.31 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.32	Consulting Contract, dated as of September 30, 2001, between Transmedia Network Inc., Transmedia Service Company, Inc., Frank Felix Associates, Ltd. and Frank Schmeyer is incorporated herein by reference to Exhibit 10.34 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 31, 2001.

10.33	First Amendment to Consulting Contract, undated, between iDine Rewards Network Inc., Frank Felix Associates, Ltd. and Frank Schmeyer is incorporated herein by reference to Exhibit 10.33 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.34	Form of Directors’ and Officers’ Indemnity Agreement, dated as of May __, 2002, between iDine Rewards Network Inc. and the indemnitee stated therein is incorporated herein by reference to Exhibit 99 to iDine Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-89406), filed on May 30, 2002.

10.35* **	Transmedia Network Inc. Severance Pay Plan and Summary Plan Description

12.1**	Statement regarding calculation of earnings to fixed charges

14.1	Employee Code of Conduct for iDine Rewards Network Inc., effective November 19, 2002 is incorporated herein by reference to Exhibit 14 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 31, 2003.

21.1**	List of Subsidiaries

23.1**	Consent of KPMG LLP

24.1**	Power of Attorney (contained in the signature page to this annual report on Form 10-K)

31.1**	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2**	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

99.1**	Cautionary Statements

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K
**	Filed herewith

