Form 10-Q
period 2004-03-31
REWARDS NETWORK INC
filed 2004-05-10
CIK 78536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

312-521-6767

(Registrant’s telephone number,

including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒    Yes  ☐    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☒    Yes   ☐     No

As of May 3, 2004, there were 24,468,916 shares of the registrant’s common stock, par value $.02 per share, outstanding.

I N D E X

REWARDS NETWORK INC. AND SUBSIDIARIES

REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

	March 31, 2004 (unaudited)	December31, 2003*
Assets
Current assets:
Cash and cash equivalents	$15,666	$9,709
Short-term investments	2,693	10,291
Accounts receivable, net of allowance for doubtful accounts of $2,450 and $2,502, respectively	6,030	6,268
Rights to Receive, net of allowance for doubtful merchant accounts of $20,260 and $19,253, respectively	120,129	119,233
Deferred income taxes	6,909	6,901
Prepaid expenses and other current assets	1,272	2,339

Total current assets	152,699	154,741
Property and equipment, net	9,064	9,254
Other assets	2,503	2,745
Investments	12,593	8,395
Deferred income taxes	886	894
Excess of cost over net assets acquired	9,671	9,671

Total assets	$187,416	$185,700

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable – Rights to Receive	13,629	15,197
Accounts payable – trade	16,064	16,458
Accrued compensation and other current liabilities	6,103	6,122
Deferred membership fee income	1,829	2,101

Total current liabilities	37,625	39,878
Convertible subordinated debentures	70,000	70,000
Deferred income taxes	2,024	2,024
Other long-term liabilities	119	151

Total liabilities	109,768	112,053

Stockholders’ equity :
Common stock, par value $0.02 per share; authorized 70,000 shares; issued 24,600 and 24,473 shares, respectively; and outstanding 24,318 and 24,191 shares, respectively	492	489
Additional paid-in capital	54,803	54,172
Cumulative other comprehensive income	41	11
Retained earnings	24,522	21,185
Treasury stock, at cost (282 shares)	(2,210)	(2,210)

Total stockholders’ equity	77,648	73,647

Total liabilities and stockholders’ equity	$187,416	$185,700

See accompanying notes to unaudited consolidated financial statements.

*	The balance sheet at December 31, 2003 is derived from the registrant’s audited consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except earnings per share)

	Three months ended March 31,
	2004	2003
	(unaudited)
Operating revenue:
Sales	$88,649	$82,595
Cost of sales	45,638	44,237
Member rewards and savings	17,917	16,867

Net revenue	25,094	21,491
Membership and renewal fee income	941	1,346
Other operating revenue	7	41

Total operating revenues	26,042	22,878

Operating expenses:
Salaries and benefits	5,660	3,823
Sales commissions and expenses	5,342	4,913
Member and merchant marketing	2,527	1,625
Printing and postage	1,149	1,777
General and administrative	4,962	4,871

Total operating expenses	19,640	17,009

Operating income	6,402	5,869
Other income (expense):
Interest and other income	139	33
Interest expense and financing cost	(932)	(439)

Income before income tax provision	5,609	5,463
Income tax provision	2,272	2,074

Net income	$3,337	$3,389

Net earnings per share of common stock:
Basic	$0.14	$0.16

Diluted	$0.13	$0.14

Weighted average number of common and common equivalent shares outstanding:
Basic	24,179	21,597

Diluted	25,859	23,884

See accompanying notes to unaudited consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Three months ended March 31,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net income	$3,337	$3,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,108	1,099
Amortization of deferred financing cost	254	63
Deferred income taxes	—	2,074
Provision for losses on Rights to Receive	3,243	4,215

Changes in assets and liabilities:
Accounts receivable	238	(1,001)
Rights to Receive	(5,707)	(4,166)
Prepaid expenses and other current assets	1,067	(738)
Other assets	(62)	(12)
Accounts payable	(394)	1,053
Accrued compensation and other current liabilities	(19)	(3,500)
Deferred membership fee income	(272)	(73)

Net cash provided by operating activities	2,793	2,403

Cash flows from investing activities:
Additions to property and equipment	(900)	(1,175)
(Increase) decrease in short-term investments	7,598	(519)
Decrease (increase) in investments	(4,168)	140

Net cash provided by (used in) investing activities	2,530	(1,554)

Cash flows from financing activities:
Dividends paid	—	(8)
Conversion of warrants and options for common stock, net	634	1,259

Net cash provided by financing activities	634	1,251

Net increase in cash	5,957	2,100
Cash and cash equivalents:
Beginning of the period	9,709	8,266

End of the period	$15,666	$10,366

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$109	$317

Income taxes	$587	$1,001

See accompanying notes to unaudited consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Consolidated Financial Statements

(1)	Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments that are of a normal recurring nature necessary to present fairly the consolidated financial position of Rewards Network Inc. and its subsidiaries (collectively, the “Company”) at March 31, 2004, consolidated results of operations for the three months ended March 31, 2004 and 2003 and the consolidated statements of cash flows for the three month periods ended March 31, 2004 and 2003 have been made. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission (“SEC”) on March 12, 2004. The consolidated balance sheet as of December 31, 2003 was derived from the Company’s audited consolidated financial statements.

Nature of operations: The Company markets and administers loyalty rewards programs that bring its participating merchants and members together. The Company does this by offering rewards in the form of savings and benefits to its members who patronize its participating merchants, principally restaurants and hotels. The Company attracts participating restaurants by purchasing credits for food and beverages in advance and by providing yield management tools such as variable promotions, dining incentives and off-peak pricing to fill empty tables and generate incremental business. The Company attracts participating hotels by providing yield management tools to fill empty hotel rooms and generate incremental business. The Company offers rewards in the form of cash, airline frequent flyer miles and other currencies to its members who patronize its participating merchants and pay using a credit card they have registered with the Company.

Principles of consolidation: The Company’s unaudited consolidated financial statements include the accounts of Rewards Network Inc. and its subsidiaries after the elimination of all material intercompany balances and transactions.

Reclassification: Certain prior period amounts have been reclassified to conform to the current period’s presentation.

(2)	Convertible Subordinated Debentures

On October 15, 2003, the Company completed a private placement of $70 million principal amount of its 3¼% Convertible Subordinated Debentures with a final maturity date of October 15, 2023. The debentures bear interest at 3.25% per annum, payable on April 15 and October 15 of each year, commencing on April 15, 2004. The net proceeds from the offering were $67.5 million, and the issuance costs of $2.5 million are being amortized over five years. Holders of the debentures may require the Company to repurchase for cash all or part of their

REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Consolidated Financial Statements

debentures on October 15, 2008, October 15, 2013 and October 15, 2018 or upon a change of control at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. The Company may redeem the debentures, in whole or in part, at any time after October 15, 2008 at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. The debentures are convertible prior to the maturity date into shares of the Company’s common stock at an initial conversion price of $17.89 per share, subject to adjustment for certain events, upon the occurrence of any of the following: (i) the closing price of the Company’s common stock on the trading day prior to the conversion date was 110% or more of the conversion price of the debentures on such trading day; (ii) the Company has called the debentures for redemption; (iii) the average of the trading prices of the debentures for any five consecutive trading day period was less than the average conversion value for the debentures during that period, subject to certain limitations; or (iv) the Company makes certain distributions to holders of the Company’s common stock or enters into specified corporate transactions.

(3)	Securitization of Rights to Receive

The Company’s revolving securitization of the food and beverage credits that the Company purchases from participating restaurants for typically 50% of the retail price for which they sell the food and beverages (“Rights to Receive”) is privately placed through asset backed commercial paper conduits. Borrowing capacity under the facility is recalculated weekly based on a formula-driven advance rate applied to the then-current balance of Rights to Receive that is eligible to be securitized. The advance rate is determined based on recent sales trends and months on hand of Rights to Receive. Outstanding borrowings under the facility at March 31, 2004 were zero. Based on the level of eligible Rights to Receive at that date, the Company had $50 million available for borrowing.

Using part of the proceeds from the private placement described in Note 2, on October 15, 2003 the Company paid down the balance on its revolving securitization to zero and reduced the facility limit to $50 million. In connection therewith, a portion of the securitization renewal fees were expensed and the balance is being amortized over the remainder of the renewal term, which ends on May 13, 2004. As of the date of this quarterly report on Form 10-Q, the Company does not plan to renew the securitization, and the Company intends to seek an alternative line of credit financing vehicle to replace the securitization.

(4)	Certain Relationships and Related Party Transactions

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

REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Consolidated Financial Statements

September 1, 2003 through August 31, 2008, and the future minimum lease obligation for the initial occupied space of 10,000 square feet is as follows:

Year ending December 31,	(in thousands)
2004 (remaining 9 months)	$140
2005	192
2006	197
2007	202
Thereafter (through August 1, 2008)	137

Total minimum lease payments	$868

Equity Group Investments, L.L.C. (“EGI”), an affiliate of Samstock, L.L.C., the Company’s largest stockholder, provides investment and other financial advisory services to the Company. The Company paid $62,500, to EGI for these services for the three months ended March 31, 2004 and 2003. Samuel Zell, the Company’s Chairman of the Board of Directors, serves as Chairman of EGI, and Sheli Z. Rosenberg, a member of the Company’s Board of Directors until March 2004, is a former Vice Chairperson of EGI.

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

REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Consolidated Financial Statements

(5)	Earnings per Share

Basic earnings per share were computed by dividing net income available to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding for each period presented. Diluted earnings per share were computed by dividing net income available to common stockholders by the weighted-average number of shares of the Company’s common stock and common stock equivalents outstanding for each period presented.

	Three months ended
	3/31/04	3/31/03
	(in thousands, except per share amounts)
Net income	$3,337	$3,389
Series A Preferred Stock dividends	—	(15)

Net income available to common stockholders	$3,337	$3,374

Weighted average number of shares of common stock and common stock equivalents outstanding
Basic	24,179	21,597
Series A Preferred Stock	—	394
Stock options	977	869
Warrants	703	1,024

Diluted	25,859	23,884

Earnings per share:
Basic	$0.14	$0.16

Diluted	$0.13	$0.14

REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Consolidated Financial Statements

(6)	Stock-based Compensation

In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), the Company has elected to continue to comply with Accounting Principles Board Opinion No. 25 (“APB 25”) to account for stock options and, accordingly, no compensation expense has been recognized in the Company’s financial statements because the exercise price of employee stock options equals the fair market price of the underlying stock on the date of grant. Under Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as compensation expense over the vesting or service period. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below:

	Three months ended
	3/31/04	3/31/03
	(in thousands, except per share amounts)
Net income
As reported	$3,337	$3,389
Employee stock option compensation expense, net of tax	(568)	(1,178)

Pro forma	$2,769	$2,211

Net income per common share (basic)
As reported	$0.14	$0.16
Employee stock option compensation expense, net of tax	(0.02)	(0.05)

Pro forma	$0.12	$0.11

Net income per common and common equivalent share (diluted)
As reported	$0.13	$0.14
Employee stock option compensation expense, net of tax	(0.02)	(0.05)

Pro forma	$0.11	$0.09

The Company uses the Black-Scholes valuation model for estimating the fair value of options granted. The following represents the estimated fair value of options granted and the weighted-average assumptions used in calculating such estimate:

	Three months ended
	3/31/04	3/31/03
Weighted average estimated fair value per option granted	$6.23	$9.40
Stock volatility	45.5%	52.3%
Risk-free interest rate	3.75%	3.83%
Expected option life in years	10	10
Expected stock dividend yield	0%	0%

(7)	Recently Issued Accounting Pronouncements

In December 2003, the FASB issued revised Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (“FIN 46”), which was issued in January 2003. Before concluding that it is appropriate to apply an ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity. As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003 to determine whether consolidation requirements of FIN 46R apply to those entities. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for

REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Consolidated Financial Statements

all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company has adopted both FIN 46 and FIN 46R, and their adoption had no impact on the Company’s consolidated financial position, cash flows or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”). SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 also includes required disclosures for financial instruments within its scope. For the Company, SFAS 150 was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except with respect to mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, SFAS 150 will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The adoption of SFAS 150 did not have an impact on the Company’s consolidated financial position, cash flows or results of operations.

In March 2004, the FASB issued a proposed statement, “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB 25 and generally would require instead that such transactions be accounted for using a fair-value based method. The proposed statement is effective for awards granted, modified, or settled in fiscal years beginning after December 15, 2004 for public entities that used the fair-value based method of accounting under the original provisions of SFAS No. 123 for recognition or pro forma disclosure purposes. The Company is currently evaluating the impact the proposed statement may have on its consolidated financial position, cash flows or results of operations.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-06 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The Company has evaluated the effect of adopting EITF 03-06 and does not believe that it will have any effect on its consolidated financial position, cash flows or results of operations.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and notes to those financial statements, which are included in this report. This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “intends,” “expects,” “could,” “should,” “plans,” “believes,” “estimates” or words or phrases of similar import generally identify forward-looking statements. You are cautioned that forward-looking statements are subject to risks, trends and uncertainties that could cause actual results, performance or achievements to differ materially from those expressed in any forward-looking statements. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to, the following: (i) our dependence on our relationships with airlines and other reward program partners for a significant number of our members, (ii) the concentration of a significant amount of our rewards currency in one industry group, the airline industry, (iii) our inability to attract and retain merchants and members, (iv) our inability to maintain an appropriate balance between the number of members and the number of participating merchants in each market, (v) the failure of our program offering members rewards for patronizing select hotels, (vi) changes to card association rules and practices, (vii) our dependence upon our relationships with transaction processors, presenters and aggregators, (viii) network interruptions or processing errors, (ix) our susceptibility to a changing regulatory environment, (x) increased operating costs due to privacy concerns of our marketing partners, credit card processors and the public, (xi) the failure of our security measures, (xii) our susceptibility to restaurant credit risk, (xiii) economic changes, (xiv) the loss of key personnel, (xv) increasing competition, (xvi) our inability to obtain sufficient cash, (xvii) our control by Samstock, L.L.C. and its affiliates, (xviii) the ability of our board of directors to issue shares of our preferred stock without stockholder approval, (xix) possible future sales of restricted and other shares, (xx) the price of our common stock could be volatile and (xxi) anti-takeover provisions that could delay or prevent a change in our control even if the change in control would be beneficial to our stockholders. We undertake no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time. See the cautionary statements included as Exhibit 99.1 to our annual report on Form 10-K, filed on March 12, 2004, for a more detailed discussion of the foregoing and other factors that could cause actual results to differ materially from those included in the forward-looking statements and that, among others, should be considered in evaluating our outlook.

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

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

Effective December 9, 2003, we changed our corporate name to Rewards Network Inc. from iDine Rewards Network Inc. Shares of our common stock are traded on the American Stock Exchange under the symbol IRN.

Participating Merchants

Restaurants

As of March 31, 2004, we had approximately 10,340 participating restaurants in over 55 metropolitan markets in more than 40 states. We primarily offer two plans for our participating restaurants — the Dining Credits Purchase Plan and the Revenue Management Plan.

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

Hotels

In the second quarter of 2003, we launched a hotel revenue management product that focused principally on independent hotels, which typically do not have their own loyalty or rewards programs. In October 2003, we announced that we had entered into a relationship with Travelweb LLC, a leading

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

travel distribution company, to expand our hotel rewards program by including additional independent hotels as well as certain major U.S. hotel chains. Although our hotel rewards program remains in its early stages, as of March 31, 2004, the number of participating hotels had grown to 7,145. This number represents both hotels sourced through the Travelweb network as well as hotels under direct contract with us. Typically, our members have access to reduced rates at participating hotels and also earn rewards by using the credit cards they register with us to pay for hotel stays after making reservations through our website or call center. Under our Revenue Management Plan for hotels, we receive between 10% and 32% of the hotel room rate. At March 31, 2004, participation in our hotel rewards program was available to approximately 55% of our members.

Members

As of March 31, 2004, we had approximately 3.4 million active member accounts (i.e., members with at least one transaction with one of our participating merchants during the last 12 months). An active member account may consist of more than one credit card registered with us and may have more than one person associated with the account, although we consider each member account to be held by one “member.” Our members come from a variety of sources and marketing efforts, including through direct solicitation or through our affiliations with major airlines, large banks, credit card issuers and other affinity partners. In our affiliate programs, members may be solicited for enrollment or may be directly enrolled by our affiliate partner. Our members have a choice of member programs. Membership in our programs that provide for cash rewards generally requires an annual fee, and membership in our programs that provide rewards to members in other currencies, such as airline frequent flyer miles, does not require an annual fee. Our membership programs consist of the following:

Rewards Network No Fee Program. Our no-fee program offers alternative currency rewards, predominantly airline frequent flyer miles on charges for food, beverages, tax and tip at participating restaurants and on charges for room rates at participating hotels. Members of this program are members of various loyalty program providers.

Rewards Network Program. This is a fee-based program that typically offers up to 20% cash savings on charges for food, beverage, tax and tip at participating restaurants and up to 15% cash savings on charges for room rates at participating hotels. Members typically pay an upfront $49 annual fee. Alternatively, members may elect to “earn” their fee. In this case, we retain benefits and rewards until the member has reached the same $49 fee level, after which point the member receives a benefit and we (by not providing a benefit until $49 of benefits has accumulated) have effectively received a fee.

Registered Card Platform

A critical part of the administration of our loyalty and rewards programs is our registered card platform. Members who enroll in our programs simply register a major credit card with us and then present that registered credit card while transacting at a participating merchant. Based on our agreements with various processors and presenters throughout the United States, we aggregate data for all the credit card transactions at our participating merchants. The transactions are then matched to a file containing the members’ registered card information. The matched transactions are qualified via business rules as to whether they are eligible for a reward. Qualified transactions are then used to provide member savings, airline frequent flyer miles or other currency benefits, as well as to invoice and collect from merchants, principally via an electronic debit to the merchant’s bank account.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

Rewards

The vast majority of rewards are delivered to members in the form of a direct credit on their credit card statement, a cash-denominated reward to a loyalty or rewards program account or a mileage credit to their frequent flyer account. Cash rewards typically represent up to 20% of the member’s total transaction amount with participating restaurants and typically up to 15% of the member’s room rate with participating hotels. Loyalty partner program members may receive rewards either in cash or in alternative currencies such as airline frequent flyer miles, depending on the particular program. Members receiving airline frequent flyer miles generally earn up to ten miles for each dollar spent at participating restaurants and up to five miles for each room rate dollar spent at participating hotels, provided that they make the hotel reservation through us. We communicate rewards to our members via a variety of communication tools: email, our website, newsletters, directories, toll-free numbers, fax back services and wireless devices such as personal digital assistants.

Canada

We plan to expand our rewards programs to Canada in June 2004. Initially, we plan to offer our Dining Credits Purchase Plan and our Revenue Management Plan to restaurant merchants in the Ontario market.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the provision for Rights to Receive losses, the valuation allowance, if any, for net deferred tax assets, investments and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

We review our ability to realize Rights to Receive on a periodic basis and provide for anticipated losses on Rights to Receive from restaurants that have ceased operations, restaurants that otherwise fail to pay us for unused Rights to Receive and restaurants whose Rights to Receive are not being utilized by our members. All other balances are segregated and evaluated based on the size of balance and the number of months required to recover the Rights to Receive outstanding. Losses are reduced by recoveries of Rights to Receive previously provided for. Account balances are charged off against the allowance after collection efforts have been exhausted.

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

Impairment Loss of Unamortized Goodwill

At least on an annual basis, we evaluate whether events and changes in circumstances warrant the recognition of an impairment loss of unamortized goodwill. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our programs, a change in the competitive environment and other industry and economic factors. Recoverability of an asset is measured by comparison of its carrying amount to the expected future cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results that are used in the preparation of projected cash flows, and, if different conditions prevail or judgments are made, a material write-down of goodwill could occur.

We adopted SFAS No. 142, the current standard for periodic assessment of the carrying value of intangible assets, including goodwill, in the first quarter of 2002. With the adoption of SFAS No. 142, we assessed the impact based on a two-step approach to assess goodwill based on applicable reporting units and reassessed any intangible assets, including goodwill, recorded in connection with our previous acquisitions. There were no impairment charges recorded as a result of our assessments. As of March 31, 2004, we had unamortized goodwill of $9,671.

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

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

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

Membership and Renewal Fee Income

Membership and renewal fee income consists principally of renewal fees paid by cash reward Rewards Network Program members and is recognized over the membership period, which is usually twelve months beginning in the month the fee is received. Cardholder membership fees are cancelable and refunded to members, if requested, on a pro rata basis based on the remaining portion of the membership. Rewards and savings retained by us for earn your fee members are amortized against member rewards and savings over the membership period.

(a) Results of operations – Comparison of the quarter ended March 31, 2004 and 2003

The following table sets forth for the periods presented our sales, components of our costs of sales and certain other information for each of our two revenue plans.

	Quarter ended March 31,
	2004			2003
	Dining Credits Purchase Plan	Revenue Management Plan	Total	Dining Credits Purchase Plan	Revenue Management Plan	Total
Qualified transaction amounts	$106,343	$30,521	$136,864	$100,011	$21,236	$121,247
Sales yield	76.2%	24.8%	64.8%	76.6%	28.1%	68.1%
Sales	81,065	7,584	88,649	76,619	5,976	82,595
Cost of sales	42,087	—	42,087	39,730	—	39,730
Provision for losses	3,243	—	3,243	4,221	—	4,221
Processing fee	282	26	308	265	21	286

Total cost of sales	$45,612	$26	$45,638	$44,216	$21	$44,237

Member rewards and savings			17,917			16,867

Net revenue			$25,094			$21,491

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

As more fully discussed below, net revenue for the first quarter of 2004 increased primarily from an increase in sales, due to an increase in the number of active member accounts and qualified transactions and a reduction in the provision for losses.

Qualified transaction amounts at our participating merchants (which are transactions where our members are entitled to receive rewards or savings) rose 12.9% for the first quarter of 2004 as compared to the same period in 2003. A decrease in the average transaction amount to $49.40 for the first quarter of 2004 from $51.54 for the same period in 2003 was more than offset by the increase in number of transactions which increased by 17.8% to approximately 2,771 during the first quarter of 2004 as compared with 2,353 for the first quarter of 2003. The increase in the number of transactions was primarily the result of a 27.0% increase in the number of our active member accounts at March 31, 2004 as compared with March 31, 2003. An active member account is an account with at least one qualified transaction with one of our participating merchants during the previous 12 months. Expansion into secondary markets, where the average transaction amount tends to be lower than in the large metropolitan markets, along with decreased sales in some large metropolitan markets due to the loss of some large and multi-unit participating restaurant merchants, contributed to a lower average transaction amount in the first quarter of 2004 compared to the first quarter of 2003.

Sales yield, which represents sales as a percentage of qualified transaction amounts, decreased to 64.8% for the first quarter of 2004 compared with 68.1% for the first quarter of 2003 . The decline in the sales yield reflects the changing mix in business propositions marketed to our merchants. Under our Dining Credits Purchase Plan, sales are typically 80% of the amount of a member’s dining transaction recovered from the merchant. Under our Revenue Management Plan, the percentage of a member’s transaction amount that we recover from the merchant, and therefore recognize as sales, ranges between 10% and 35%. For the first quarter of 2004, Revenue Management Plan qualified transaction amounts increased 43.7% to $30,521 when compared with the same period in 2003. As we move more to a marketing company business model, it is anticipated that a larger percentage of our qualified transactions will be derived from our Revenue Management Plan arrangements. Also, we expect that all of our future product lines such as hotels will be of a Revenue Management nature. Although we receive less cash in Revenue Management Plan transactions than we receive in Dining Credits Purchase Plan transactions, we do not have the financial risk associated with purchasing Rights to Receive.

Sales for the first quarter of 2004 were up 7.3% when compared to the same period in 2003, primarily as a result in an increase in the number of active member accounts. We have increased the number of active member accounts enrolled through almost all of our airline relationships. In the first quarter of 2004 , we also had increases in active member accounts enrolled through other existing partner loyalty programs, including the Diners Club credit card program, which we added in June 2003. We expect to continue to add to our Corporate Travel and Expense Reduction Program that at March 31, 2004 included 110 corporations.

Cost of sales, which is composed of the cost of Rights to Receive sold, related processing fees and provision for losses, decreased to 51.5% of sales during the first quarter of 2004 compared to 53.6% of sales for the same period in 2003. The decrease is primarily attributable to the decline in the rate of provision for losses, which was lower during the first quarter of 2004 (due

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

to our better-than-expected Rights to Receive charge-off experience). The overall rate for the first quarter of 2004 was 3.7% of total sales compared to 5.1% for the same period in 2003. Also contributing to the decline in the cost of sales was the increase in sales under our Revenue Management Plan to 8.6% of total sales for the first quarter of 2004 compared to 7.2% of total sales for the same period in 2003. There is no cost of sales or provision for losses associated with sales under our Revenue Management Plan and, therefore the relative increase in these sales as a percentage of total sales results in a lower total cost of sales percentage. The overall decrease in cost of sales percentage was offset in part from a slightly lower sales yield in the first quarter of 2004 compared with the first quarter of 2003.

Member rewards and savings decreased to 20.2% of sales for the first quarter of 2004 compared to 20.4% of sales for the same period in 2003. This decrease can be attributed to a decline in the rewards rate at some of our typically higher average transaction amount restaurants during the first quarter of 2004, offset in part by the increase in sales from our Revenue Management Plan. Restaurants that enjoy a higher average transaction amount can offer a reduced rewards rate without significantly reducing member usage. Member rewards and savings at Revenue Management Plan restaurants represent a greater percentage of sales because of the lower sales yield inherent in the product.

Membership and renewal fee income decreased $405 or 30.1% for the first quarter of 2004 compared with the same period in 2003. The decreased fee income reflects a change in our marketing strategy. In the fourth quarter of 1999, we reduced our marketing of the fee-based membership due to changes in the regulatory environment regarding direct marketing solicitations and we shifted our marketing strategy to focus mainly on marketing a no-fee dining program to key affinity and loyalty partners where we could take advantage of the registered card platform and enroll large quantities of accounts at a very low cost of acquisition and solicitation.

Salaries and benefits increased $1,837 or 48.1% to $5,660 during the first quarter of 2004 from $3,823 for the first quarter of 2003 mainly as a result of annual merit increases, higher employee benefit costs and a planned increase in the number of employees principally in customer services, information technology, marketing, corporate and business development.

Sales commissions and expenses increased $429 or 8.7% for the first quarter of 2004 compared with the same period in 2003, and sales commissions and expenses amounted to 6.0% of sales for the first quarter of 2004 compared with 5.9% for the same period in 2003. The increase in sales commissions and expenses is due, in part, to increased costs relating to a sales contest and a national sales conference. In January 2004, we changed our sales consultants’ compensation plan to increase the incentive for sales consultants to grow their merchant portfolios. Sales consultants continue to earn a commission only when one of our members transacts at one of our participating merchants. We anticipate that this new sales consultant compensation plan will decrease sales commissions as a percentage of sales in 2004. We have included in sales commissions and expenses for the first quarter of 2004 and 2003 all costs associated with generating sales, including the cost of sales managers’ salaries, which were previously included in salaries and benefits.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

Member and merchant marketing expenses increased $902 or 55.5% for the first quarter of 2004 compared with the same period in 2003. In the first quarter of 2004, there was a 44.9% increase in the compensation we paid to loyalty partners due to increased sales generated from loyalty partner programs, an increase in the compensation rate of one significant partner, a 39.8% increase in bonus incentive rewards paid to our members and marketing expenses related to our hotel initiative. In addition, during the first quarter of 2003 we terminated a media marketing purchase commitment with one of our partners. As a result, $448 of previously accrued compensation to this loyalty partner was eliminated.

Printing and postage expenses decreased $628 or 35.3% to $1,149 for the first quarter of 2004 compared with $1,777 for the first quarter of 2003. This is primarily due to the marketing initiative we began in the second half of 2003, replacing national directories with a customized, pocket-sized, eight-panel directory of restaurant listings in a member’s frequent dining areas (which we call “Fold-N-Go statements”) for segments of our membership base. These Fold-N-Go statements are less expensive to produce and distribute than the directories. We intend to phase out almost all directories during 2004 and replace them with Fold-N-Go statements.

General and administrative expenses remained fairly stable, only increasing $91 or 1.9% for the first quarter of 2004 compared with the same period in 2003. However, during the first quarter of 2003, we had severance costs of $311 relating to the termination of a former Executive Vice President. Excluding the impact of severance expenses, general and administrative expenses increased $402 for the first quarter of 2004. The increase is primarily the result of increases in rent and other office expenses, corporate expenses related to the opening of the Chicago executive offices, professional fees related to restaurant collection matters and general insurance related principally to increased workers compensation insurance premiums due to the increased number of employees. These increases were partly offset by lower recruiting costs during the first quarter of 2004 compared with the same period in 2003 due to the fact that during the first quarter of 2003 we were actively involved in searches for a number of our senior executives.

Interest expense and financing costs related to our securitization facility and convertible subordinated debentures increased $493 for the first quarter of 2004 compared to the same period in 2003. The increase in our interest expense is a result of our having an additional $10,000 of debt in the first quarter of 2004 as compared to the first quarter of 2003 and a fixed interest rate on our convertible subordinated debentures that were outstanding in the first quarter of 2004 that is higher than the floating rate on the securitization facility under which we had outstanding debt in the first quarter of 2003. Additionally, we continue to amortize both the renewal costs associated with the securitization and the issuance costs of the convertible subordinated debentures. The costs relating to the securitization will be fully amortized in May 2004.

Our effective tax rate for the first quarter of 2004 was 40.5% compared with 38.0% for the first quarter of 2003 due to the increase in the effective tax rate of many of the states in which we conduct business.

Net income decreased $52 or 1.5% for the first quarter of 2004 compared with the same period in 2003. Diluted earnings per share decreased to $0.13 for the first quarter of 2004 compared to $0.14 for the first quarter of 2003, as there were 8.3% more weighted average shares outstanding in the first quarter of 2004 than in the first quarter of 2003.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

(b)	Liquidity and Capital Resources

At March 31, 2004, our short-term investments, cash and cash equivalents amounted to $18,359, and our long- term investments amounted to $12,593. Cash provided by operating activities amounted to $2,793 in the first quarter of 2004 and was primarily due to our continued profitability.

Cash provided by investing activities was $2,530 for the quarter ended March 31, 2004 due to a net decrease in investments and the purchase of property and equipment. As of March 31, 2004, we had $2,693 in short-term investments which at the date of purchase have a maturity date of less than 90 days, as well as $12,593 in long-term investments, which have an average maturity of approximately one year. Capital expenditures for the quarter ended March 31, 2004 were $900 and due primarily to software development relating to our hotel and retail initiatives, our geographical expansion into Canada and the new sales compensation plan.

During the quarter ended March 31, 2004, our only source of financing cash flow was provided from the exercise of employee stock options.

On October 15, 2003, we completed a private placement of $70,000 principal amount of our 3 1/4% Convertible Subordinated Debentures with a final maturity date of October 15, 2023. The debentures bear interest at 3.25% per annum, payable on April 15 and October 15 of each year, commencing on April 15, 2004. The net proceeds from the offering were $67,500, and the issuance costs of $2,500 are being amortized over five years. Holders of the debentures may require us to repurchase for cash all or part of their debentures on October 15, 2008, October 15, 2013 and October 15, 2018 or upon a change of control at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. We may redeem the debentures, in whole or in part, at any time after October 15, 2008 at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. The debentures are convertible prior to the maturity date into shares of our common stock at an initial conversion price of $17.89 per share, subject to adjustment for certain events, upon the occurrence of any of the following: (i) the closing price of our common stock on the trading day prior to the conversion date was 110% or more of the conversion price of the debentures on such trading day; (ii) we have called the debentures for redemption; (iii) the average of the trading prices of the debentures for any five consecutive trading day period was less than the average conversion value for the debentures during that period, subject to certain limitations; or (iv) we make certain distributions to holders of our common stock or enter into specified corporate transactions.

On May 13, 2004, our current revolving securitization is due for renewal. As of the date of this quarterly report on Form 10-Q, we do not plan to renew the securitization, and we intend to seek an alternative line of credit financing vehicle to replace the securitization.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

Our working capital was $115,074 at March 31, 2004. As of the date of this quarterly report on Form 10-Q, we expect to continue generating positive working capital through our operations. However, we cannot predict whether current trends and conditions will continue or what the effect on our business might be from events beyond our control, such as airline bankruptcies or consolidation, U.S. military actions or acts of terrorism. We believe that investments available for sale at March 31, 2004, together with cash on hand and cash generated from operations will be sufficient to satisfy all of our funding requirements for at least the next 12 months.

(c)	Business Expansion and Outlook

The following is a description of some of the initiatives that, as of the date of this quarterly report on Form 10-Q, we are undertaking or we plan to undertake. There can be no assurance that any of the initiatives will be successful, and we undertake no obligation to update or revise any of the statements set forth below.

We intend to continue to increase our sales force during the remainder of 2004 and expect that through this effort we will increase the number of our participating merchants. We believe that a significant number of the new participating restaurant merchants will be participants in the Dining Credits Purchase Plan and, therefore, we expect to use some of our capital to fund this growth.

In addition, in 2004 we plan to increase our marketing efforts in the hotel rewards product offering, expand geographically into Canada and launch a retail rewards product offering. Although we will be marketing the hotel rewards portion of our business throughout the year, we believe that our expenditures in the first and third quarters of 2004 will be significantly higher than in the rest of 2004 to correspond with the higher hotel booking periods. We are targeting June 2004 for the introduction of our programs in Canada, and we expect to increase the number of participating restaurant merchants in Canada during the second half of 2004. As of the date of this quarterly report on Form 10-Q, our retail initiative continues to be in test, and we expect to announce our initial retail product offerings during the second half of 2004.

The competitive environment in which we operate suggests that we will need to expand our array of product offerings to improve retention of existing restaurant merchants and attract new merchants to our program. The failure rate in the restaurant industry is quite high. Although we experience merchant attrition due to the closing of restaurants, we also lose merchants as a result of their dissatisfaction with our programs’ impact on their business.

We have begun to create and deploy merchant marketing tools that are designed to demonstrate the value of our product offerings in an effort to improve our rate of retention of restaurant merchants. Additionally, we have begun and plan to continue to develop alternative marketing propositions that we believe will have broader applicability to both independent and chain restaurant merchants. We expect that this expanded array of product offerings will include products that result in more favorable economics for participating restaurant merchants and, therefore, will reduce our sales yield percentage.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Since December 31, 2003, there have been no changes with regard to market risk that would require further quantitative or qualitative disclosure. For our quantitative and qualitative disclosures about market risk for the fiscal year ending December 31, 2003, refer to our annual report on Form 10-K, filed on March 12, 2004.

Item 4. Controls and Procedures

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in our filings with the SEC. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Form of Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Transmedia Network Inc. is incorporated herein by reference to Exhibit 3.5 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.2	Form of Series A Preferred Stock certificate is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Form of Rights Agreement between Transmedia Network Inc. and American Stock Transfer & Trust Company is incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.4	Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Gene M. Henderson, Herbert M. Gardner, James M. Callaghan, Gregory J. Robitaille, John A. Ward III, George S. Wiedemann, Christine M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman, Samstock, L.L.C. and Thomas J. Litle is incorporated herein by reference to Exhibit 4.7 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 31, 2001.

4.5	Termination of Co-Sale and Voting Agreement, dated as of February 5, 2003, among iDine Rewards Network Inc., Samstock, L.L.C. and each of the investors listed therein is incorporated herein by reference to Exhibit 4.6 to iDine Reward Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 31, 2003.

4.6	Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.5 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.7	First Amendment, dated February __, 2003, to that certain Investment Agreement, dated April 28, 2000, among iDine Rewards Network Inc., Samstock, L.L.C., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.8 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 31, 2003.

4.8	Termination of Co-Sale and Voting Agreement, dated as of February 5, 2003, among iDine Rewards Network Inc., Samstock, L.L.C., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.10 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.9	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.10	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.11	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.12	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.15 to Transmedia Network Inc.’s Registration Statement on Form S-3 (File No. 333-49366), filed on November 6, 2000.

4.13	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.17 to Transmedia Network Inc.’s Registration Statement on Form S-3 (File No. 333-49366), filed on November 6, 2000.

4.14	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 10.2 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on November 17, 1997.

4.15	Indenture, dated as of October 15, 2003 and as amended and restated as of February 4, 2004, between Rewards Network Inc. and LaSalle Bank National Association is incorporated herein by reference to Exhibit 4.15 to Rewards Network Inc’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.16	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC is incorporated herein by reference to Exhibit 4.18 to iDine Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 14, 2003.

10.1*	Severance and Release Agreement, dated April 28, 2004, between Stephen E. Lerch and Rewards Network Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	*	Section 1350 Certification of Chief Executive Officer

32.2	*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

(b) Reports on Form 8-K

On January 6, 2004, we filed a Current Report on Form 8-K attaching a power point presentation that our management presented at the Sixth Annual Needham Growth Conference.

On January 29, 2004, we filed a Current Report on Form 8-K attaching a press release reporting our results for the quarter ended December 31, 2003 and the fiscal year ended December 31, 2003.

On February 17, 2004, we filed a Current Report on Form 8-K attaching a power point presentation prepared by our management for general use in addressing investors, potential investors and/or analysts from time to time.

On April 21, 2004, we filed a Current Report on Form 8-K attaching a press release reporting our results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REWARDS NETWORK INC.

May 10, 2004	/s/ Kenneth R. Posner

Kenneth R. Posner Senior Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer and on behalf of the registrant)

REWARDS NETWORK INC. AND SUBSIDIARIES

EXHIBIT LIST

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Form of Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Transmedia Network Inc. is incorporated herein by reference to Exhibit 3.5 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.2	Form of Series A Preferred Stock certificate is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Form of Rights Agreement between Transmedia Network Inc. and American Stock Transfer & Trust Company is incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.4	Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Gene M. Henderson, Herbert M. Gardner, James M. Callaghan, Gregory J. Robitaille, John A. Ward III, George S. Wiedemann, Christine M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman, Samstock, L.L.C. and Thomas J. Litle is incorporated herein by reference to Exhibit 4.7 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 31, 2001.

4.5	Termination of Co-Sale and Voting Agreement, dated as of February 5, 2003, among iDine Rewards Network Inc., Samstock, L.L.C. and each of the investors listed therein is incorporated herein by reference to Exhibit 4.6 to iDine Reward Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 31, 2003.

4.6	Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.5 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.7	First Amendment, dated February , 2003, to that certain Investment Agreement, dated April 28, 2000, among iDine Rewards Network Inc., Samstock, L.L.C., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.8 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 31, 2003.

REWARDS NETWORK INC. AND SUBSIDIARIES

4.8	Termination of Co-Sale and Voting Agreement, dated as of February 5, 2003, among iDine Rewards Network Inc., Samstock, L.L.C., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.10 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.9	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.10	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.11	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.12	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.15 to Transmedia Network Inc.’s Registration Statement on Form S-3 (File No. 333-49366), filed on November 6, 2000.

4.13	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.17 to Transmedia Network Inc.’s Registration Statement on Form S-3 (File No. 333-49366), filed on November 6, 2000.

4.14	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 10.2 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on November 17, 1997.

4.15	Indenture, dated as of October 15, 2003 and as amended and restated as of February 4, 2004, between Rewards Network Inc. and LaSalle Bank National Association is incorporated herein by reference to Exhibit 4.15 to Rewards Network Inc’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.16	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC is incorporated herein by reference to Exhibit 4.18 to iDine Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 14, 2003.

2

REWARDS NETWORK INC. AND SUBSIDIARIES

10.1	*	Severance and Release Agreement, dated April 28, 2004, between Stephen E. Lerch and Rewards Network Inc.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	*	Section 1350 Certification of Chief Executive Officer

32.2	*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

3