Form 10-Q
period 2004-06-30
REWARDS NETWORK INC
filed 2004-08-05
CIK 78536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 1-13806

REWARDS NETWORK INC.

(Exact name of registrant as specified in its charter)

DELAWARE	84-6028875
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois 60606

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

As of August 2, 2004, there were 24,775,444 shares of the registrant’s common stock, par value $.02 per share, outstanding.

INDEX

REWARDS NETWORK INC. AND SUBSIDIARIES

REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2004	December 31, 2003*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,956	$9,709
Short-term investments	5,543	10,291
Accounts receivable, net of allowance for doubtful accounts of $2,325 and $2,502, respectively	6,798	6,268
Rights to Receive, net of allowance for doubtful accounts of $21,559 and $19,253, respectively	136,269	119,233
Deferred income taxes	7,471	6,901
Prepaid expenses and other current assets	3,129	3,764

Total current assets	165,166	156,166
Property and equipment, net	9,259	9,254
Other assets	2,298	2,745
Investments	12,393	8,395
Deferred income taxes	899	894
Excess of cost over net assets acquired	9,671	9,671

Total assets	$199,686	$187,125

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable—Rights to Receive	$16,015	$15,197
Accounts payable—trade	19,221	16,458
Accrued compensation and other current liabilities	6,240	7,547
Deferred membership fee income	1,678	2,101

Total current liabilities	43,154	41,303
Convertible subordinated debentures	70,000	70,000
Deferred income taxes	1,898	2,024
Other long-term liabilities	53	151

Total liabilities	115,105	113,478

Stockholders’ equity :
Common stock, par value $0.02 per share; authorized 70,000 shares; issued 25,057 and 24,473 shares, respectively; and outstanding 24,775 and 24,191 shares, respectively	501	489
Additional paid-in capital	56,968	54,172
Cumulative other comprehensive (loss) income	(80)	11
Deferred restricted stock compensation	467	—
Retained earnings	28,935	21,185
Treasury stock, at cost (282 shares)	(2,210)	(2,210)

Total stockholders’ equity	84,581	73,647

Total liabilities and stockholders’ equity	$199,686	$187,125

*	The balance sheet at December 31, 2003 is derived from the registrant’s audited consolidated financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(in thousands, except earnings per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating revenues:
Sales	$90,580	$87,669	$179,229	$170,264
Cost of sales	43,568	42,280	85,963	82,302
Provision for losses	4,545	4,454	7,788	8,669
Member rewards and savings	17,161	17,974	35,078	34,841

Net revenue	25,306	22,961	50,400	44,452
Membership fees and other income	924	1,168	1,872	2,555

Total operating revenues	26,230	24,129	52,272	47,007

Operating expenses:
Salaries and benefits	5,027	3,957	10,605	7,597
Sales commissions and expenses	5,100	4,902	10,524	9,998
Member and merchant marketing	2,137	2,010	4,664	3,635
Printing and postage	1,049	1,680	2,198	3,457
General and administrative	4,805	4,603	9,767	9,474

Total operating expenses	18,118	17,152	37,758	34,161

Operating income	8,112	6,977	14,514	12,846

Other income (expense):
Interest and other income	91	48	230	81
Interest expense and financing costs	(780)	(506)	(1,712)	(945)

Income before income tax provision	7,423	6,519	13,032	11,982
Income tax provision	3,010	2,553	5,282	4,627

Net income	$4,413	$3,966	$7,750	$7,355

Earnings per share of common stock:
Basic	$0.18	$0.18	$0.32	$0.33

Diluted	$0.17	$0.16	$0.30	$0.30

Weighted average number of common and common equivalent shares outstanding:
Basic	24,500	22,403	24,339	22,002

Diluted	25,776	24,092	25,785	24,100

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$7,750	$7,355
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,003	1,973
Amortization of deferred financing cost	419	176
Deferred income taxes	(701)	(1,950)
Provision for losses on Rights to Receive	7,788	8,669
Restricted stock compensation	467	—
Changes in assets and liabilities:
Accounts receivable	(530)	(2,539)
Rights to Receive including accounts payable—Rights to Receive	(24,006)	(10,201)
Prepaid expenses and other current assets	635	(334)
Other assets	(107)	(539)
Accounts payable	2,763	845
Accrued compensation and other current liabilities	(1,307)	(79)
Deferred membership fee income	(423)	(216)

Net cash (used in) provided by operating activities	(5,249)	3,160

Cash flows from investing activities:
Additions to property and equipment	(1,971)	(2,993)
Decrease (increase) in short-term investments	4,748	(2,577)
(Increase) decrease in investments	(4,089)	87

Net cash used in investing activities	(1,312)	(5,483)

Cash flows from financing activities:
Dividends paid	—	(15)
Exercise of warrants and options for common stock	2,808	3,609

Net cash provided by financing activities	2,808	3,594

Net (decrease) increase in cash	(3,753)	1,271
Cash and cash equivalents:
Beginning of the period	9,709	8,266

End of the period	$5,956	$9,537

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,338	$753

Income taxes	$4,946	$4,822

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Condensed Consolidated Financial Statements

(1) Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments that are of a normal recurring nature necessary to present fairly the consolidated financial position of Rewards Network Inc. and its subsidiaries (collectively, the “Company”) at June 30, 2004, consolidated results of operations for the three and six months ended June 30, 2004 and 2003 and the consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003 have been made. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission (“SEC”) on March 12, 2004. The consolidated balance sheet as of December 31, 2003 is derived from the Company’s audited consolidated financial statements.

Nature of operations: The Company markets and administers loyalty rewards programs that bring its participating merchants and members together. The Company does this by offering rewards in the form of savings and benefits to its members who patronize its participating merchants, principally restaurants and hotels. The Company attracts participating restaurants by purchasing credits for food and beverages in advance and by providing yield management tools such as variable promotions, dining incentives and off-peak pricing to fill empty tables and generate incremental business. The Company attracts participating hotels by providing yield management tools to fill empty hotel rooms and generate incremental business. The Company offers rewards in the form of cash, airline frequent flyer miles and other currencies to its members who patronize its participating merchants and pay using a credit card they have registered with the Company. The Company partners with significant airlines and banks to obtain and service members.

Principles of consolidation: The Company’s unaudited condensed consolidated financial statements include the accounts of Rewards Network Inc. and its subsidiaries after the elimination of all material intercompany balances and transactions.

Reclassification: Certain prior period amounts have been reclassified to conform to the current period’s presentation.

(2) Convertible Subordinated Debentures

On October 15, 2003, the Company completed a private placement of $70 million principal amount of its 3 1/4% Convertible Subordinated Debentures with a final maturity date of October 15, 2023. The debentures bear interest at 3.25% per annum, payable on April 15 and October 15 of each year, commencing on April 15, 2004. The net proceeds from the offering were $67.5 million, and the issuance costs of $2.5 million are being amortized over five years. A holder of the debentures may require the Company to repurchase for cash all or part of its debentures on October 15, 2008, October 15, 2013 and October 15, 2018 or upon a change of control of the Company at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. The Company may redeem the debentures, in whole or in part, at any time after October 15, 2008 at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. The debentures are convertible prior to the maturity date into shares of the Company’s common stock at an initial conversion price of $17.89 per share, subject to adjustment for certain events, upon the occurrence of any of the following: (i) the closing price of the Company’s common stock on the trading day prior to the conversion date was 110% or more of the conversion price of the debentures on such trading day; (ii) the Company has called the

REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

debentures for redemption; (iii) the average of the trading prices of the debentures for any five consecutive trading day period was less than the average conversion value for the debentures during that period, subject to certain limitations; or (iv) the Company makes certain distributions to holders of the Company’s common stock or enters into specified corporate transactions.

(3) Securitization of Rights to Receive

Using part of the proceeds from the private placement described in Note 2, on October 15, 2003 the Company paid down the balance on its revolving securitization to zero and reduced the facility limit to $50 million. In connection therewith, a portion of the securitization renewal fees were expensed and the balance was amortized over the remainder of the renewal term, which ended on May 13, 2004. The Company has chosen not to renew the securitization, and intends to seek an alternative line of credit financing vehicle to replace the securitization. As of June 30, 2004, the Company has no further obligations under the revolving securitization.

(4) Investments

Investments and marketable securities, all classified as available-for-sale, consisted of the following at June 30, 2004.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(in thousands)
Short-term Investments
U.S. government obligations	$1,308	$—	$—	$1,308
Municipalities	4,235	—	—	4,235

Total short-term investments	$5,543	$—	$—	$5,543

Investments, Available for Sale
U.S. government obligations	$6,790	$—	$54	$6,736
Municipalities	5,358	—	32	5,326
Other	331	—	—	331

Total investments, available for sale	$12,479	$—	$86	$12,393

(5) Certain Relationships and Related Party Transactions

On May 5, 2003, the Company entered into an office lease agreement with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, a limited partnership comprised of trusts established for the benefit of the family of Samuel Zell, the Company’s Chairman of the Board of Directors. The lease provides for up to 14,324 square feet of office space at Two North Riverside Plaza, Chicago, Illinois. The lease provides initially for 10,000 square feet of office space, but the Company has options to increase this space over the term of the lease by increments of 1,000 square feet or more until the entire 14,324 square feet are occupied by the Company. The term of the lease is from September 1, 2003 through August 31, 2008, and the future minimum lease obligation for the initial occupied space of 10,000 square feet is as follows:

Year ending December 31,	(in thousands)
2004 (remaining 6 months)	$93
2005	192
2006	197
2007	202
Thereafter (through August 1, 2008)	137

Total minimum lease payments	$821

REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

Equity Group Investments, L.L.C. (“EGI”), an affiliate of Samstock, L.L.C., the Company’s largest stockholder, provides investment and other financial advisory services to the Company. The Company paid $62,500 and $125,000, respectively, to EGI for these services for each of the three and six-month periods ended June 30, 2004 and 2003. Samuel Zell, the Company’s Chairman of the Board of Directors, serves as Chairman of EGI.

In March 2002, the Company and Responsys Inc. (“Responsys”) entered into an agreement for Responsys to provide e-mail marketing services to the Company. The term of the agreement was from May 31, 2002 to May 31, 2004, and the total payments made were $386,544 for the two years. After May 31, 2004, the Company has continued to employ Responsys on an as-needed basis. At the time the agreement was signed, George S. Wiedemann was the President, Chief Executive Officer, a director, and a stockholder of Responsys. Subsequently, Mr. Wiedemann resigned as President, Chief Executive Officer and director of Responsys. The Company paid $77,431 and $150,534 respectively, to Responsys Inc. for the three and six months ended June 30, 2004 compared to $34,629 and $68,354, respectively, for the three and six months ended June 30, 2003.

(6) Litigation

On May 25, 2004, a complaint was filed in the Los Angeles County Superior Court against the Company and certain of its subsidiaries by Bistro Executive, Inc., Westward Beach Restaurant Holdings, LLC and MiniBar Lounge, all of which were participants in the Company’s Dining Credits Purchase Plan (the “Plan”), and their respective owners.

The complaint purports to be a class action brought by the named plaintiffs on behalf of a class consisting of all restaurants located in California who participated in the Plan and all persons in California who provided personal guaranties of obligations under the Plan. The complaint claims that amounts paid by the Company under the Plan constituted loans, and asserts claims for damages and equitable and injunctive relief for violations of California usury laws and the California Unfair Business Practices Act and declaratory relief. The complaint seeks, among other relief, disgorgement of all purported “interest” and profits earned by the Company from the Plan in California, which plaintiffs allege to be a significant portion of an amount in excess of $300 million, and treble damages for all purported “interest” paid within one year prior to the filing of the complaint.

On June 25, 2004, the Company removed the action to the United States District Court for the Central District of California. The Company believes that the complaint is without merit and intends to vigorously defend against it. The ultimate cost to the Company from this action is not possible to predict and may not be determined for a number of years.

(7) Earnings per Share

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

REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

	Three months ended		Six months ended
	6/30/04	6/30/03	6/30/04	6/30/03
	(in thousands, except per share amounts)
Net income	$4,413	$3,966	$7,750	$7,355
Series A Preferred Stock dividends	—	—	—	(15)

Net income available to common stockholders	$4,413	$3,966	$7,750	$7,340

Weighted average number of shares of common stock and common stock equivalents outstanding
Basic	24,500	22,403	24,339	22,002
Series A Preferred Stock	—	—	—	196
Stock options	657	1,028	799	938
Warrants	619	661	647	964

Diluted	25,776	24,092	25,785	24,100

Earnings per share:
Basic	$0.18	$0.18	$0.32	$0.33

Diluted	$0.17	$0.16	$0.30	$0.30

(8) Stock-based Compensation

In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, the Company has elected to continue to comply with Accounting Principles Board Opinion No. 25 (“APB 25”) to account for stock options and, accordingly, no compensation expense has been recognized in the Company’s financial statements because the exercise price of employee stock options equals the fair market price of the underlying stock on the date of grant. Under Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as compensation expense over the vesting or service period. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below:

	Three months ended		Six months ended
	06/30/04	06/30/03	06/30/04	06/30/03
	(in thousands, except per share amounts)
Net income
As reported	$4,413	$3,966	$7,750	$7,355
Employee stock option compensation expense, net of tax	(758)	(1,077)	(1,326)	(1,867)

Pro forma	$3,655	$2,889	$6,424	$5,488

Net income per common share (basic)
As reported	$0.18	$0.18	$0.32	$0.33
Employee stock option compensation expense, net of tax	(0.03)	(0.05)	(0.06)	(0.08)

Pro forma	$0.15	$0.13	$0.26	$0.25

Net income per common and common equivalent share (diluted)
As reported	$0.17	$0.16	$0.30	$0.30
Employee stock option compensation expense, net of tax	(0.03)	(0.04)	(0.05)	(0.07)

Pro forma	$0.14	$0.12	$0.25	$0.23

REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

The Company uses the Black-Scholes valuation model for estimating the fair value of options granted. The following represents the estimated fair value of options granted and the weighted-average assumptions used in calculating such estimate:

	Three months ended		Six months ended
	06/30/04	06/30/03	06/30/04	06/30/03
Weighted average estimated fair value per option granted	$6.01	$9.04	$6.10	$9.27
Stock volatility	41.1%	46.5%	43.0%	51.2%
Risk-free interest rate	4.62%	3.20%	4.26%	3.20%
Expected option life in years	10	10	10	10
Expected stock dividend yield	0%	0%	0%	0%

Under the Company’s 2004 Long Term Incentive Plan, certain executives and other key employees were granted restricted stock unit awards for a total of 116,750 shares of the Company’s common stock (“Awards”). The vesting of 106,750 of the Awards is contingent upon the achievement of certain performance and service objectives. If the Company achieves a certain performance target in 2004, the Awards vest ratably over three years, subject to service objectives. If the performance objective is not met at the end of 2004, the employee will forfeit all rights with respect to the Award, and the Award will terminate in its entirety. As such, the awards are variable until the performance objectives have been achieved. The remaining 10,000 Awards vest ratably over three years, subject to service objectives, and are not contingent on the achievement of any performance targets.

Compensation cost of the Awards is calculated based upon the market value at the date of the grant and amortized over the vesting period. Compensation cost for the 106,750 of variable Awards is adjusted each reporting period for increases or decreases in the value of the shares until final measurement. Compensation cost for the six month period ended June 30, 2004 was $467,000.

(9) Recently Issued Accounting Pronouncements

In December 2003, the FASB issued revised Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (“FIN 46”), which was issued in January 2003. Before concluding that it is appropriate to apply an ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity. As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003 to determine whether consolidation requirements of FIN 46R apply to those entities. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company has adopted both FIN 46 and FIN 46R, and their adoption had no impact on the Company’s consolidated financial position, cash flows or results of operations.

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

REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

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

In April 2004, the Emerging Issues Task Force of the FASB issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-06 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The Company has adopted EITF 03-06, and its adoption did not have an impact on the Company’s consolidated financial position, cash flows or results of operations.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our condensed consolidated financial statements and notes to those financial statements, which are included in this report. This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “intends,” “expects,” “could,” “should,” “plans,” “believes,” “estimates” or words or phrases of similar import generally identify forward-looking statements. You are cautioned that forward-looking statements are subject to risks, trends and uncertainties that could cause actual results, performance or achievements to differ materially from those expressed in any forward-looking statements. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to, the following: (i) our dependence on our relationships with airlines and other reward program partners for a significant number of our members, (ii) the concentration of a significant amount of our rewards currency in one industry group, the airline industry, (iii) our inability to attract and retain merchants and members, (iv) our inability to maintain an appropriate balance between the number of members and the number of participating merchants in each market, (v) the failure of our program offering members rewards for patronizing select hotels, (vi) the failure of our expansion into Canada, (vii) changes to card association rules and practices, (viii) our dependence upon our relationships with transaction processors, presenters and aggregators, (ix) network interruptions or processing errors, (x) our susceptibility to a changing regulatory environment, (xi) increased operating costs due to privacy concerns of our marketing partners, credit card processors and the public, (xii) the failure of our security measures, (xiii) our susceptibility to restaurant credit risk, (xiv) economic changes, (xv) adverse consequences of changes in our programs that affect the rate of rewards received by our members, (xvi) the loss of key personnel, (xvii) adverse determination of lawsuits in which we are a defendant, (xviii) increasing competition, (xix) our inability to obtain sufficient cash, (xx) our control by Samstock, L.L.C. and its affiliates, (xxi) the ability of our board of directors to issue shares of our preferred stock without stockholder approval, (xxii) possible future sales of restricted and other shares, (xxiii) the price of our common stock could be volatile and (xxiv) anti-takeover provisions that could delay or prevent a change in our control even if the change in control would be beneficial to our stockholders. We undertake no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time. See the cautionary statements included as Exhibit 99.1 to this quarterly report on Form 10-Q, for a more detailed discussion of the foregoing and other factors that could cause actual results to differ materially from those included in the forward-looking statements and that, among others, should be considered in evaluating our outlook.

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

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

Participating Merchants

Restaurants

As of June 30, 2004, we had approximately 10,500 participating restaurants in over 55 metropolitan markets in more than 40 states. We primarily offer two plans for our participating restaurants—the Dining Credits Purchase Plan and the Revenue Management Plan.

Dining Credits Purchase Plan. Under this plan, we purchase food and beverage credits (“Rights to Receive”) from participating restaurants typically for cash and at 50% of the retail price for which they sell the food and beverages. We then market to our members rewards in the form of savings or benefits for dining in our participating restaurants (in some cases, on certain days of the week or times of day, set at the discretion of the restaurant). When a member dines at a restaurant that participates in the Dining Credits Purchase Plan, we typically are entitled to 80% of the total transaction amount, and we generally debit this amount from the participating restaurant’s bank account. The remaining amount (typically 20%) is left with the participating restaurant to provide for items such as sales tax and tips. We believe that the Dining Credits Purchase Plan is designed so that participating restaurants can make a wholesale profit in advance through the sale of food and beverage credits that are utilized through subsequent dining transactions at the restaurants by our members.

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

Revenue Management Plan. Under this plan, our members earn rewards by dining at participating restaurants (in some cases, on certain days of the week or times of day, set at the discretion of the restaurant) for which we receive a marketing fee. Under the Revenue Management Plan, we typically receive between 15% and 35% of the total transaction amount from the merchant. Although our revenue from these transactions is less than under the Dining Credits Purchase Plan, revenue management transactions do not require us to purchase any Rights to Receive from merchants. Our Revenue Management Plan is designed for restaurants that choose to take advantage of only our marketing services.

Hotels

In the second quarter of 2003, we launched a hotel revenue management product that focused principally on independent hotels, which typically do not have their own loyalty or rewards programs. In October 2003, we announced that we had entered into a relationship with Travelweb LLC, a travel distribution company, to expand our hotel rewards program by including additional independent hotels as well as certain major U.S. hotel chains. Although our hotel rewards program remains in its early stages, as of June 30, 2004, the number of participating hotels had grown to approximately 10,575. This number represents both hotels sourced through the Travelweb network as well as hotels under direct contract with us. Typically, our members have access to reduced rates at participating hotels and also earn rewards by using the credit cards they register with us to pay for hotel stays after making reservations through our website or call center. Under our Revenue Management Plan for hotels, we receive between 10% and 32% of the hotel room rate. At June 30, 2004, participation in our hotel rewards program was available to approximately 70% of our members.

Members

As of June 30, 2004, we had approximately 3.5 million active member accounts (i.e., members with at least one transaction with one of our participating merchants during the last 12 months). An active member account

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

may consist of more than one credit card registered with us and may have more than one person associated with the account, although we consider each member account to be held by one “member.” Our members come from a variety of sources and marketing efforts, including through direct solicitation or through our affiliations with major airlines, large banks, credit card issuers and other affinity partners. In our affiliate programs, members may be solicited for enrollment or may be directly enrolled by our affiliate partner. Our members have a choice of member programs. Membership in our programs that provide for cash rewards generally requires an annual fee, and membership in our programs that provide rewards to members in other currencies, such as airline frequent flyer miles, does not require an annual fee. Our membership programs consist of the following:

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

Corporate Program. We offer this program as a travel and entertainment expense reduction program to large corporations. The corporate client enrolls some or all of its corporate credit cards in the Rewards Network Program and we typically pay the rewards and savings directly to the corporate client. We typically earn an annual fee by retaining rewards or savings for each member account enrolled in the program.

Registered Card Platform

A critical part of the administration of our loyalty and rewards programs is our registered card platform. Members in our programs have at least one major credit card registered with us. Members then present that registered credit card while transacting at a participating merchant. Based on our agreements with various processors and presenters throughout the United States, we aggregate data for all the credit card transactions at our participating merchants. The transactions are then matched to a file containing our members’ registered card information. The matched transactions are qualified via business rules as to whether they are eligible for a reward. Qualified transactions are then used to provide member savings, airline frequent flyer miles or other currency benefits, as well as to invoice and collect from merchants, principally via an electronic debit to the merchant’s bank account.

Rewards

The vast majority of rewards are delivered to members in the form of a direct credit on their credit card statement, a cash-denominated reward to a loyalty or rewards program account or a mileage credit to their frequent flyer account. Cash rewards typically represent up to 20% of the member’s total transaction amount with participating restaurants and typically up to 15% of the member’s room rate with participating hotels. Loyalty partner program members may receive rewards either in cash or in alternative currencies such as airline frequent flyer miles, depending on the particular program. Members receiving airline frequent flyer miles generally earn up to ten miles for each dollar spent at participating restaurants and up to five miles for each room rate dollar spent at participating hotels, provided that they make the hotel reservation through us. We communicate reward opportunities to our members via a variety of communication tools: email, our website, newsletters, directories, toll-free numbers, fax back services and wireless devices such as personal digital assistants.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

Canada

In June 2004, we launched our dining rewards program into Canada. In preparation for our expansion into Canada, in the first quarter of 2004 we began offering our Dining Credits Purchase Plan and our Revenue Management Plan to restaurant merchants in the Ontario and British Columbia markets. As of June 30, 2004, we had approximately 20 participating restaurants in the provinces of Ontario and British Columbia.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the provision for Rights to Receive losses, the valuation allowance, if any, for net deferred tax assets, investments and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

Allowance for Rights to Receive Losses

We provide allowances for Rights to Receive losses based on our estimate of losses that would result from the inability or unwillingness of participating merchants to perform their obligations to us and enable us to recover outstanding Rights to Receive. If the financial condition of our merchant base were to deteriorate beyond our expectations, resulting in certain participating merchants’ inability to provide food and beverage to our members thereby reducing the recoverability of Rights to Receive, additional allowances may be required.

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

We comply with SFAS No. 142,”Goodwill and Other Intangible Assets,” the current standard for periodic assessment of the carrying value of intangible assets, including goodwill. We assess the impact of SFAS No. 142 using a two-step approach to assess goodwill based on applicable reporting units and reassessed any intangible assets, including goodwill, recorded in connection with our previous acquisitions. There were no impairment charges recorded as a result of our assessments. As of June 30, 2004, we had unamortized goodwill of $9,671.

Revenue Recognition

We recognize revenue when our members patronize our participating merchants and pay using a credit card they have registered with us. Revenue is recognized only if the member’s transaction qualifies in accordance with the rules of the particular marketing program. The amount of revenue recognized is that portion of the member’s total transaction amount that we are entitled to receive in cash, in accordance with the terms of our contract with the participating merchant. Under the typical Dining Credits Purchase Plan contract, we are required to leave some portion of the member’s total transaction amount with the merchant to provide for payment of sales tax and tips. For example, if a member’s total transaction amount is $100 at a participating restaurant merchant, as evidenced by the full amount of the credit card transaction, and our contract provides for us to leave behind 20%, the amount of revenue we recognize is $80, representing what we will actually realize in cash. Similarly, under the typical Revenue Management Plan contract, we recognize revenue only to the extent that we are contractually entitled to receive cash for a portion of the member’s total transaction amount. The same $100 transaction referred to above at a revenue management merchant may only yield $30 in cash to be realized by us. A $100 room rate at a revenue management hotel merchant will yield between $10 and $32 in cash to be realized by us.

Membership Fee and Other Income

Membership fee and other income consists principally of renewal fees paid by cash reward Rewards Network Program members and is recognized over the membership period, which is usually twelve months beginning in the month the fee is received. Cardholder membership fees are cancelable and refunded to members, if requested, on a pro rata basis based on the remaining portion of the membership. Rewards and savings retained by us for “earn your fee” members are amortized against member rewards and savings over the membership period.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

(a) Results of operations—Comparison of the quarters ended June 30, 2004 and 2003

The following table sets forth for the periods presented our sales, components of our costs of sales and certain other information for each of our two revenue plans.

	Quarter ended June 30,
	2004			2003
	Dining Credits Purchase Plan	Revenue Management Plan	Total	Dining Credits Purchase Plan	Revenue Management Plan	Total
Qualified transaction amounts	$109,803	$29,439	$139,242	$105,760	$25,471	$131,231
Sales yield	75.9%	24.5%	65.1%	76.6%	26.2%	66.8%
Sales	83,372	7,208	90,580	80,985	6,684	87,669
Cost of sales	43,227	—	43,227	41,961	—	41,961
Processing fee	313	28	341	295	24	319

Total cost of sales	$43,540	$28	$43,568	$42,256	$24	$42,280

Provision for losses	4,545	—	4,545	4,454	—	4,454
Member rewards and savings			17,161			17,974

Net revenue			$25,306			$22,961

As more fully discussed below, net revenue for the second quarter of 2004 increased primarily from an increase in sales, due to an increase in the number of active member accounts and qualified transactions, a reduction in the rate of rewards paid to our members and a reduction in the rate of provision for losses.

Qualified transaction amounts at our participating merchants (which are transactions where our members are entitled to receive rewards or savings) rose 6.1% for the second quarter of 2004 as compared to the same period in 2003. A decrease in the average transaction amount to $49.17 for the second quarter of 2004 from $50.75 for the same period in 2003 was more than offset by the increase in number of transactions which increased by 9.5% to approximately 2,832 during the second quarter of 2004 as compared with 2,586 for the second quarter of 2003. The increase in the number of transactions was primarily the result of a 16.3% increase in the number of our active member accounts at June 30, 2004 as compared with June 30, 2003. An active member account is an account with at least one qualified transaction with one of our participating merchants during the previous 12 months. The lower average transaction amount in the three months ended June 30, 2004 compared to the three months ended June 30, 2003 was primarily due to our expansion into secondary markets where the average transaction amount tends to be lower, decreased sales in some large primary markets and increased weekday revenues where transaction amounts tend to be slightly lower.

Sales yield, which represents sales as a percentage of qualified transaction amounts, decreased to 65.1% for the second quarter of 2004 compared with 66.8% for the second quarter of 2003. The decline in the sales yield reflects the changing mix in business propositions marketed to our merchants. For the second quarter of 2004, Revenue Management Plan qualified transaction amounts increased 15.6% to $29,439 when compared with the same period in 2003. Included in our Revenue Management Plan are hotel qualified transaction amounts which increased $2,314 to $2,389 for the second quarter of 2004 compared with $75 for the same quarter in 2003. As we move more to a marketing company business model, including our hotel and retail products, it is anticipated that a larger percentage of our qualified transactions will be derived from our Revenue Management Plan arrangements. Also, we expect that all of our future product lines such as retail will be of a Revenue Management nature. Although we receive less cash in Revenue Management Plan transactions than we receive in Dining Credits Purchase Plan transactions, we do not have the financial risk associated with purchasing Rights to Receive.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

Sales for the second quarter of 2004 increased $2,911 or 3.3% when compared to the same period in 2003, primarily as a result of an increase in the number of active member accounts. We have increased the number of active member accounts enrolled through almost all of our airline relationships. In the second quarter of 2004, we also had increases in active member accounts enrolled through other existing partner loyalty programs, including the Diners Club credit card program, which we added in June 2003.

Cost of sales, which is composed of the cost of Rights to Receive sold and related processing fees decreased to 48.1% of sales during the second quarter of 2004 compared to 48.2% of sales for the same period in 2003. Contributing to the decline in the cost of sales was the increase in sales under our Revenue Management Plan to 8.0% of total sales for the second quarter of 2004 compared to 7.6% of total sales for the same period in 2003. There is no cost of sales associated with sales under our Revenue Management Plan and, therefore the relative increase in these sales as a percentage of total sales results in a lower total cost of sales percentage.

The provision for losses decreased to 5.0% of total sales for the second quarter of 2004 compared to 5.1% of sales for the same period in 2003. The decrease is primarily attributable to the decline in the rate of provision for losses, which was lower during the second quarter of 2004 (due to our better-than-expected Rights to Receive charge-off experience).

Member rewards and savings decreased to 18.9% of sales for the second quarter of 2004 compared to 20.5% of sales for the same period in 2003. There are two primary reasons for the decrease in the rate of rewards during the 2004 period. First, in some cases, as part of the changes in merchant deal economics, we have reduced member benefit levels. Secondly, we have commenced a program of variable benefits whereby member rewards and savings are tied to their level of participation in our programs. The reduced rate of rewards paid to less engaged members has resulted in a lower overall effective rate of reward earned by our total membership base.

Membership fees and other income decreased $244 or 20.9% for the second quarter of 2004 compared with the same period in 2003. The decrease can be primarily attributed to the decline in membership fee income and reflects the continuing effects of a change in our marketing strategy. In the fourth quarter of 1999, we reduced our marketing of the fee-based membership due to changes in the regulatory environment regarding direct marketing solicitations and we shifted our marketing strategy to focus mainly on marketing a no-fee dining program to key affinity and loyalty partners where we could take advantage of the registered card platform and enroll large quantities of accounts at a reduced cost of acquisition and solicitation.

Salaries and benefits increased $1,070 or 27.0% for the second quarter of 2004 compared with the same period in 2003 primarily as a result of a planned increase in the number of employees, annual merit increases and higher employee benefit costs. The planned increase in the number of employees was principally in information technology, marketing, corporate development, business development and customer services.

Sales commissions and expenses increased $198 or 4.0% for the second quarter of 2004 compared with the same period in 2003, and sales commissions and expenses amounted to 5.6% of sales for the second quarter of 2004 and 2003. Although our sales commission rate decreased during the second quarter of 2004 compared to the same period in 2003, this decrease was offset, in part, by increased expenses relating to sales persons training and travel. In January 2004, we changed our sales consultants’ compensation plan to increase the incentive for sales consultants to grow their merchant portfolios. Sales consultants continue to earn a commission only when one of our members transacts at one of our participating merchants. We anticipate that this new sales consultant compensation plan will result in decreased sales commission rate in 2004. We have included in sales commissions and expenses for the second quarter of 2004 and 2003 all costs associated with generating sales, including the cost of sales managers’ salaries, which in 2003 were included in salaries and benefits.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

Member and merchant marketing expenses increased $127 or 6.3% for the second quarter of 2004 compared with the same period in 2003. In the second quarter of 2004, there were increases in the compensation we paid to loyalty program partners and bonus incentive rewards paid to our members. These increases were partially offset by lower website and other member marketing costs.

Printing and postage expenses decreased $631 or 37.6% for the second quarter of 2004 compared with the same period in 2003. This is primarily due to the marketing initiative we began in the second half of 2003, replacing national directories with a customized, pocket-sized, eight-panel directory of restaurant listings in a member’s frequent dining areas (which we call “Fold-N-Go statements”) for segments of our membership base. These Fold-N-Go statements are less expensive to produce and distribute than the directories. We intend to phase out almost all directories during 2004 and replace them with Fold-N-Go statements.

General and administrative expenses increased $202 or 4.4% for the second quarter of 2004 compared with the same period in 2003. However, during the second quarter of 2003, we had severance costs of $323 relating to the termination of two former executives. Excluding the impact of severance expenses, general and administrative expenses increased $525 for the second quarter of 2004. The increase is primarily the result of increases in professional fees primarily related to compliance with the Sarbanes-Oxley Act and legal matters, programming and systems primarily related to the redesign of our websites, telephone expense related to rate increases, rent and other office expenses related to the opening of the Chicago executive offices and increased insurance payments related principally to increased workers compensation insurance premiums due to the increased number of employees. These increases were partly offset by lower consulting costs during the second quarter of 2004 compared with the same period in 2003 which included consulting related to media barter services in the 2003 period.

Interest expense and financing costs related to our securitization facility and convertible subordinated debentures increased $274 or 54.2% for the second quarter of 2004 compared to the same period in 2003. The increase in our interest expense is a result of our having an additional $10,000 of debt outstanding in the second quarter of 2004 compared to the second quarter of 2003 and a fixed interest rate on our convertible subordinated debentures that were outstanding in the second quarter of 2004 that is higher than the floating rate on the securitization facility under which we had outstanding debt in the second quarter of 2003. Additionally, we continued to amortize both the renewal costs associated with the securitization and the issuance costs of the convertible subordinated debentures. The costs relating to the securitization were fully amortized in May 2004. We have chosen not to renew the securitization, and intend to seek an alternative line of credit financing vehicle to replace the securitization.

Our effective tax rate for the second quarter of 2004 was 40.5% compared with 38.0% for the second quarter of 2003 due to the increase in the weighted average effective state tax rate resulting from a shift in the apportionment factors among the states in which we conduct business.

Net income increased $447 or 11.3% for the second quarter of 2004 compared with the same period in 2003. Diluted earnings per share increased to $0.17 for the second quarter of 2004 compared to $0.16 for the second quarter of 2003, and there were 7.0% more diluted weighted average shares outstanding in the second quarter of 2004 than in the second quarter of 2003.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

(b) Results of operations—Comparison of the six months ended June 30, 2004 and 2003

The following table sets forth for the periods presented our sales, components of our costs of sales and certain other information for each of our two revenue plans.

	Six months ended June 30,
	2004			2003
	Dining Credits Purchase Plan	Revenue Management Plan	Total	Dining Credits Purchase Plan	Revenue Management Plan	Total
Qualified transaction amounts	$216,146	$59,960	$276,106	$205,771	$46,707	$252,478
Sales yield	76.1%	24.7%	64.9%	76.6%	27.1%	67.4%
Sales	164,437	14,792	179,229	157,604	12,660	170,264
Cost of sales	85,314	—	85,314	81,691	—	81,691
Processing fee	595	54	649	566	45	611

Total cost of sales	$85,909	$54	$85,963	$82,257	$45	$82,302

Provision for losses	7,788	—	7,788	8,669	—	8,669
Member rewards and savings			35,078			34,841

Net revenue			$50,400			$44,452

As more fully discussed below, net revenue for the six months ended June 30, 2004 increased primarily from an increase in sales, due to an increase in the number of active member accounts and qualified transactions, a reduction in the rate of rewards paid to our members and a reduction in the provision for losses.

Qualified transaction amounts at our participating merchants (which are transactions where our members are entitled to receive rewards or savings) rose 9.4% for the six months ended June 30, 2004 as compared to the same period in 2003. A decrease in the average transaction amount to $49.28 for the six months ended June 30, 2004 from $51.13 for the same period in 2003 was more than offset by the increase in number of transactions which increased by 13.4% to approximately 5,603 during the six months ended June 30, 2004 as compared with 4,939 for the six months ended June 30, 2003. The increase in the number of transactions was primarily the result of a 16.3% increase in the number of our active member accounts at June 30, 2004 as compared with June 30, 2003. An active member account is an account with at least one qualified transaction with one of our participating merchants during the previous 12 months. The lower average transaction amount in the six months ended June 30, 2004 compared to the six months ended June 30, 2003 was primarily due to our expansion into secondary markets where the average transaction amount is lower, decreased sales in some large primary markets, increased weekday revenues where transaction amounts tend to be slightly lower and the replacement of some merchants in our programs with merchants with lower menu prices.

Sales yield, which represents sales as a percentage of qualified transaction amounts, decreased to 64.9% for the six months ended June 30, 2004 compared with 67.4% for the six months ended June 30, 2003. The decline in the sales yield reflects the changing mix in business propositions marketed to our merchants. For the six months ended June 30, 2004, Revenue Management Plan qualified transaction amounts increased 28.4% to $59,960 when compared with the same period in 2003. Included in our Revenue Management Plan are hotel qualified transaction amounts which increased $3,872 to $3,947 for the six months ended June 30, 2004 compared with $75 for the six months ended June 30, 2003. As we move more to a marketing company business model, it is anticipated that a larger percentage of our qualified transactions will be derived from our Revenue Management Plan arrangements. Also, we expect that all of our future product lines such as retail will be of a Revenue Management nature. Although we receive less cash in Revenue Management Plan transactions than we receive in Dining Credits Purchase Plan transactions, we do not have the financial risk associated with purchasing Rights to Receive.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

Sales for the six months ended June 30, 2004 increased $8,965 or 5.3% when compared to the same period in 2003, primarily as a result of an increase in the number of active member accounts. We have increased the number of active member accounts enrolled through almost all of our airline relationships. In the six months ended June 30, 2004, we also had increases in active member accounts enrolled through other existing partner loyalty programs, including the Diners Club credit card program, which we added in June 2003.

Cost of sales, which is composed of the cost of Rights to Receive sold and related processing fees, decreased to 48.0% of sales during the six months ended June 30, 2004 compared to 48.3% of sales for the same period in 2003. Contributing to the decline in the cost of sales was the increase in sales under our Revenue Management Plan to 8.3% of total sales for the six months ended June 30, 2004 compared to 7.4% of total sales for the same period in 2003. There is no cost of sales associated with sales under our Revenue Management Plan and, therefore the relative increase in these sales as a percentage of total sales results in a lower total cost of sales percentage.

The provision for losses decreased to 4.3% of total sales for the six months ended June 30, 2004 compared to 5.1% of sales for the same period in 2003. The decrease is primarily attributable to the decline in the rate of provision for losses, which was lower during the six months ended June 30, 2004 (due to our better-than-expected Rights to Receive charge-off experience).

Member rewards and savings decreased to 19.6% of sales for the six months ended June 30, 2004 compared to 20.5% of sales for the same period in 2003. There are two primary reasons for the decrease in the rate of rewards during the 2004 period. First, in some cases, as part of the changes in merchant business deal economics, we have reduced member benefit levels. Secondly, we have commenced a program of variable benefits where member rewards and savings are tied to their level of participation in our programs. The reduced rate of rewards paid to less engaged members has resulted in a lower overall effective rate of reward earned by our total membership base.

Membership fees and other income decreased $683 or 26.7% for the six months ended June 30, 2004 compared with the same period in 2003. The decrease can be mainly attributed to the decline in membership fee income and reflects the continuing effects of a change in our marketing strategy. In the fourth quarter of 1999, we reduced our marketing of the fee-based membership due to changes in the regulatory environment regarding direct marketing solicitations and we shifted our marketing strategy to focus mainly on marketing a no-fee dining program to key affinity and loyalty partners where we could take advantage of the registered card platform and enroll large quantities of accounts at a reduced cost of acquisition and solicitation.

Salaries and benefits increased $3,008 or 39.6% for the six months ended June 30, 2004 compared with the same period in 2003 primarily as a planned increase in the number of employees, annual merit increases and higher employee benefit costs. The planned increase in the number of employees was principally in information technology, marketing, corporate development, business development and customer services.

Sales commissions and expenses increased $526 or 5.3% for the six months ended June 30, 2004 compared with the same period in 2003, and sales commissions and expenses amounted to 5.9% of sales for the six months ended June 30, 2004 and 2003. Although our sales commission rate decreased during the six months ended June 30, 2004 compared to the same period in 2003, this decrease was offset, in part, by increased expenses relating to a sales contest, sales person training, travel allowance and a national sales conference. In January 2004, we changed our sales consultants’ compensation plan to increase the incentive for sales consultants to grow their

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

merchant portfolios. Sales consultants continue to earn a commission only when one of our members transacts at one of our participating merchants. We anticipate that this new sales consultant compensation plan will result in decreased sales commission rate in 2004. We have included in sales commissions and expenses for the six months ended June 30, 2004 and 2003 all costs associated with generating sales, including the cost of sales managers’ salaries, which in 2003 were included in salaries and benefits.

Member and merchant marketing expenses increased $1,029 or 28.3% for the six months ended June 30, 2004 compared with the same period in 2003. In the six months ended June 30, 2004, there were increases in the compensation we paid to loyalty program partners, bonus incentive rewards paid to our members and marketing expenses related to our hotel initiative. In addition, during the first quarter of 2003 we terminated a media marketing purchase commitment with one of our partners. As a result, $448 of previously accrued compensation to this loyalty partner was eliminated. These increases were partially offset by lower website and other member marketing costs.

Printing and postage expenses decreased $1,259 or 36.4% for the six months ended June 30, 2004 compared with the same period in 2003. This is primarily due to the marketing initiative we began in the second half of 2003, replacing national directories with a customized, pocket-sized, eight-panel directory of restaurant listings in a member’s frequent dining areas (which we call “Fold-N-Go statements”) for segments of our membership base. These Fold-N-Go statements are less expensive to produce and distribute than the directories. We intend to phase out almost all directories during 2004 and replace them with Fold-N-Go statements.

General and administrative expenses increased $293 or 3.1% for the six months ended June 30, 2004 compared with the same period in 2003. However, during the six-month period ended June 30, 2003, we had severance costs of $634 relating to the termination of former executives. Excluding the impact of severance expenses, general and administrative expenses increased $927 for the six months ended June 30, 2004. The increase is primarily the result of increases in professional fees primarily related to compliance with the Sarbanes-Oxley Act and legal matters, rent and other office expenses primarily related to the opening of the Chicago executive offices, programming and systems primarily related to the redesign of our websites, telephone expenses related to rate increases and increased insurance premiums principally workers compensation insurance due to the increased number of employees. These increases were partly offset by lower recruiting costs during the six months ended June 30, 2004 compared with the same period in 2003 due to the fact that during the six months ended June 30, 2003 we were actively involved in searches for a number of our senior executives.

Interest expense and financing costs related to our securitization facility and convertible subordinated debentures increased $767 or 81.2% for the six months ended June 30, 2004 compared to the same period in 2003. The increase in our interest expense is a result of our having an additional $10,000 of debt outstanding in the six months ended June 30, 2004 compared to the six months ended June 30, 2003 and a fixed interest rate on our convertible subordinated debentures that were outstanding in the six months ended June 30, 2004 that is higher than the floating rate on the securitization facility under which we had outstanding debt in the six months ended June 30, 2003. Additionally, we continued to amortize both the renewal costs associated with the securitization and the issuance costs of the convertible subordinated debentures. The costs relating to the securitization were fully amortized in May 2004. We have chosen not to renew the securitization, and intend to seek an alternative line of credit financing vehicle to replace the securitization.

Our effective tax rate for the six months ended June 30, 2004 was 40.5% compared with 38.0% for the six months ended June 30, 2003 due to the increase in the weighted average effective state tax rate resulting from a shift in the apportionment factors among the states in which we conduct business.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

Net income increased $395 or 5.4% for the six months ended June 30, 2004 compared with the same period in 2003. Even though net income increased, diluted earnings per share was $0.30 for the six months ended June 30, 2004 and June 30, 2003, due to a 7.0% increase in diluted weighted average shares outstanding in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

(b) Liquidity and Capital Resources

At June 30, 2004, our short-term investments, cash and cash equivalents amounted to $11,499, and our long-term investments amounted to $12,393. Cash used in operating activities amounted to $5,249 in the six months ended June 30, 2004 and was primarily due to the significant growth of our Rights to Receive portfolio. During the six months ended June 30, 2004, we purchased $24,006 in Rights to Receive from operating activities.

Cash used in investing activities was $1,312 for the six months ended June 30, 2004. As of June 30, 2004, we had $5,543 in short-term investments which at the date of purchase have a maturity date of less than 90 days, as well as $12,393 in long-term investments, which have an average maturity of approximately one year. Capital expenditures for the six months ended June 30, 2004 were $1,971 and consisted primarily of software development relating to our hotel and retail initiatives, our geographical expansion into Canada and the new sales compensation plan.

During the six months ended June 30, 2004, our only source of financing cash flow was provided from the exercise of warrants and stock options.

On October 15, 2003, we completed a private placement of $70,000 principal amount of our 3 1/4% Convertible Subordinated Debentures with a final maturity date of October 15, 2023. The debentures bear interest at 3.25% per annum, payable on April 15 and October 15 of each year, commencing on April 15, 2004. The net proceeds from the offering were $67,500, and the issuance costs of $2,500 are being amortized over five years. A holder of the debentures may require us to repurchase for cash all or part of its debentures on October 15, 2008, October 15, 2013 and October 15, 2018 or upon a change of our control at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. We may redeem the debentures, in whole or in part, at any time after October 15, 2008 at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. The debentures are convertible prior to the maturity date into shares of our common stock at an initial conversion price of $17.89 per share, subject to adjustment for certain events, upon the occurrence of any of the following: (i) the closing price of our common stock on the trading day prior to the conversion date was 110% or more of the conversion price of the debentures on such trading day; (ii) we have called the debentures for redemption; (iii) the average of the trading prices of the debentures for any five consecutive trading day period was less than the average conversion value for the debentures during that period, subject to certain limitations; or (iv) we make certain distributions to holders of our common stock or enter into specified corporate transactions.

We have chosen not to renew the securitization that expired on May 13, 2004, and we intend to seek an alternative line of credit financing vehicle to replace the securitization.

Our working capital was $122,012 at June 30, 2004. As of the date of this quarterly report on Form 10-Q, we expect to continue to maintain a positive working capital position. However, we cannot predict whether current trends and conditions will continue or what the effect on our business might be from events beyond our control, such as airline bankruptcies or consolidation, U.S. military actions or acts of terrorism. We believe that investments available for sale at June 30, 2004, together with cash on hand and cash generated from operations will be sufficient to satisfy all of our funding requirements for at least the next 12 months.

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

We intend to continue to increase our sales force during the remainder of 2004 and expect that through this effort we will increase the number of our participating merchants. We believe that a significant number of the new participating restaurant merchants will be participants in the Dining Credits Purchase Plan and, therefore, we expect to use our capital to fund this growth.

In addition, in 2004 we plan to increase our marketing efforts in the hotel rewards product offering. Although we will be marketing the hotel rewards portion of our business throughout the year, we believe that our expenditures in the first and third quarters of 2004 will be significantly higher than in the rest of 2004 to correspond with the higher hotel booking periods. Also, we have expanded our dining product offerings geographically into Canada and intend to launch a retail rewards product offering. As of the date of this quarterly report on Form 10-Q, our retail initiative continues to be in test, and we have begun to devote time and resources in the anticipation of our announcement of the retail offering during the second half of 2004. We expect that all of our future product lines such as retail will be of a Revenue Management nature and it is anticipated that a larger percentage of our qualified transactions will be derived from our Revenue Management Plan arrangements.

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

Also in the second quarter of 2004, we started to implement changes to our member rewards and savings propositions. These changes are designed to provide enhanced member benefits to some of our more active members and, correspondingly, reduced member benefits to some of our less active members. The tiered member benefit schedule that may result from our planned changes could continue to reduce the percentage of sales represented by member rewards and savings.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On May 25, 2004, a complaint was filed in the Los Angeles County Superior Court against us by Bistro Executive, Inc., Westward Beach Restaurant Holdings, LLC and MiniBar Lounge, all of which were participants in our Dining Credits Purchase Plan (the “Plan”), and their respective owners.

The complaint purports to be a class action brought by the named plaintiffs on behalf of a class consisting of all restaurants located in California who participated in the Plan and all persons in California who provided personal guaranties of obligations under the Plan. The complaint claims that amounts paid by us under the Plan constituted loans, and asserts claims for damages and equitable and injunctive relief for violations of California usury laws and the California Unfair Business Practices Act and declaratory relief. The complaint seeks, among other relief, disgorgement of all purported “interest” and profits earned by us from the Plan in California, which plaintiffs allege to be a significant portion of an amount in excess of $300 million, and treble damages for all purported “interest” paid within one year prior to the filing of the complaint.

On June 25, 2004, we removed the action to the United States District Court for the Central District of California. We believe that the complaint is without merit and intend to vigorously defend against it.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Meeting of Stockholders

Our annual meeting of stockholders was held on May 25, 2004.

(b)	Election of Directors

At our annual meeting of stockholders, the stockholders elected the following persons to the Board of Directors for the following nominees (1) Samuel Zell, (2) George S. Wiedemann, (3) Adam M. Aron, (4) Peter C.B. Bynoe, (5) Herbert M. Gardner, (6) Raymond A. Gross, (7) F. Philip Handy, (8) Harold I. Shain, (9) John A. Ward III and (10) Lester Wunderman. Subsequent to the annual meeting of stockholders, our Board of Directors appointed Frank E. Wood as a new member of the Board of Directors.

(c)	Matters Voted Upon

(i)	The stockholders voted as follows with respect to the election of the ten (10) directors.

Common stock
Samuel Zell
For	22,894,163
Withheld/Against	217,211
Exceptions/Abstain	—

Total Shares voted	23,111,374
Broker no vote	1,182,842

Total shares eligible to vote	24,294,216

Common stock
George S. Wiedemann
For	23,010,945
Withheld/Against	100,429
Exceptions/Abstain	—

Total Shares voted	23,111,374
Broker no vote	1,182,842

Total shares eligible to vote	24,294,216

Common stock
Adam M. Aron
For	23,010,945
Withheld/Against	100,429
Exceptions/Abstain	—

Total Shares voted	23,111,374
Broker no vote	1,182,842

Total shares eligible to vote	24,294,216

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

Common stock
Peter C.B. Bynoe
For	23,010,945
Withheld/Against	100,429
Exceptions/Abstain	—

Total Shares voted	23,111,374
Broker no vote	1,182,842

Total shares eligible to vote	24,294,216

Common stock
Herbert M. Gardner
For	22,963,628
Withheld/Against	147,746
Exceptions/Abstain	—

Total Shares voted	23,111,374
Broker no vote	1,182,842

Total shares eligible to vote	24,294,216

Common stock
Raymond A. Gross
For	22,857,846
Withheld/Against	253,528
Exceptions/Abstain	—

Total Shares voted	23,111,374
Broker no vote	1,182,842

Total shares eligible to vote	24,294,216

Common stock
F. Philip Handy
For	22,759,847
Withheld/Against	351,527
Exceptions/Abstain	—

Total Shares voted	23,111,374
Broker no vote	1,182,842

Total shares eligible to vote	24,294,216

Common stock
Harold I. Shain
For	22,726,242
Withheld/Against	385,132
Exceptions/Abstain	—

Total Shares voted	23,111,374
Broker no vote	1,182,842

Total shares eligible to vote	24,294,216

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

Common stock
John A. Ward III
For	22,974,628
Withheld/Against	136,746
Exceptions/Abstain	—

Total Shares voted	23,111,374
Broker no vote	1,182,842

Total shares eligible to vote	24,294,216

Common stock
Lester Wunderman
For	20,819,226
Withheld/Against	2,292,148
Exceptions/Abstain	—

Total Shares voted	23,111,374
Broker no vote	1,182,842

Total shares eligible to vote	24,294,216

(ii)	The stockholders also voted to approve our 2004 Long-Term Incentive Plan, which amended and restated our 1996 Long-Term Compensation Plan by, among other changes, increasing the number of shares available under the plan to 4,540,000. The stockholders voted as follows with respect to the approval of the 2004 Long-Term Incentive Plan:

For	11,200,022
Withheld/Against	5,266,487
Exceptions/Abstain	—

Total Shares voted	16,466,509
Broker no vote	7,827,707

Total shares eligible to vote	24,294,216

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Form of Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Transmedia Network Inc. is incorporated herein by reference to Exhibit 3.5 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.2	Form of Series A Preferred Stock certificate is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Form of Subscription Agreement between Transmedia Network Inc. and American Stock Transfer and Trust Company is incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.4	Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Gene M. Henderson, Herbert M. Gardner, James M. Callaghan, Gregory J. Robitaille, John A. Ward III, George S. Wiedemann, Christine M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman and Thomas J. Litle is incorporated herein by reference to Exhibit 4.7 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.5	Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.5 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.6	First Amendment, dated February , 2003, to that certain Investment Agreement, dated April 28, 2000, among iDine Rewards Network Inc., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.8 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 31, 2003.

4.7	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.8	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

Exhibit No.	Description
4.9	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., the former members and distributees of EGI-Transmedia Investors, L.L.C. is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.10	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.15 to Transmedia Network Inc.’s Registration Statement on Form S-3 (File No. 333-49366), filed on November 6, 2000.

4.11	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.17 to Transmedia Network Inc.’s Registration Statement on Form S-3 (File No. 333-49366), filed on November 6, 2000.

4.12	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 10.2 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on November 17, 1997.

4.13	Indenture, dated as of October 15, 2003 and as amended and restated as of February 4, 2004, between Rewards Network Inc. and LaSalle Bank National Association is incorporated herein by reference to Exhibit 4.15 to Rewards Network Inc’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.14	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC is incorporated herein by reference to Exhibit 4.18 to iDine Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 14, 2003.

10.1	Severance and Release Agreement, dated April 28, 2004, between Stephen E. Lerch and Rewards Network Inc. is incorporated herein by reference to Exhibit 10.1 to Reward Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on May 10, 2004.

10.2*	Rewards Network Inc. 2004 Long-Term Incentive Plan

10.3*	Amendment No. 1 to the Rewards Network Inc. 2004 Long-Term Incentive Plan

10.4*	Rewards Network Inc. 2004 Non-Employee Director Awards Program

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

99.1*	Cautionary Statements

*	Filed herewith

(b)	Reports on Form 8-K

On June 23, 2004, we filed a Current Report on Form 8-K attaching a power point presentation prepared by our management for the William Blair & Company 24th Annual Growth Stock Conference and for general use in addressing investors, potential investors and/or analysts from time to time.

On May 27, 2004, we filed a Current Report on Form 8-K attaching a press release reporting the election of directors and the adoption of the 2004 Long-Term Incentive Plan at its 2004 Annual Meeting of Stockholders.

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

REWARDS NETWORK INC.

August 5, 2004	/s/ KENNETH R. POSNER
Kenneth R. Posner Senior Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer and on behalf of the registrant)

REWARDS NETWORK INC. AND SUBSIDIARIES

EXHIBIT LIST

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Form of Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Transmedia Network Inc. is incorporated herein by reference to Exhibit 3.5 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.2	Form of Series A Preferred Stock certificate is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Form of Subscription Agreement between Transmedia Network Inc. and American Stock Transfer and Trust Company is incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.4	Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Gene M. Henderson, Herbert M. Gardner, James M. Callaghan, Gregory J. Robitaille, John A. Ward III, George S. Wiedemann, Christine M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman and Thomas J. Litle is incorporated herein by reference to Exhibit 4.7 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.5	Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.5 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.6	First Amendment, dated February , 2003, to that certain Investment Agreement, dated April 28, 2000, among iDine Rewards Network Inc., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.8 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 31, 2003.

4.7	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.8	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.9	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., the former members and distributees of EGI-Transmedia Investors, L.L.C. is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

Exhibit No.	Description
4.10	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.15 to Transmedia Network Inc.’s Registration Statement on Form S-3 (File No. 333-49366), filed on November 6, 2000.

4.11	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.17 to Transmedia Network Inc.’s Registration Statement on Form S-3 (File No. 333-49366), filed on November 6, 2000.

4.12	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 10.2 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on November 17, 1997.

4.13	Indenture, dated as of October 15, 2003 and as amended and restated as of February 4, 2004, between Rewards Network Inc. and LaSalle Bank National Association is incorporated herein by reference to Exhibit 4.15 to Rewards Network Inc’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.14	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC is incorporated herein by reference to Exhibit 4.18 to iDine Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 14, 2003.

10.1	Severance and Release Agreement, dated April 28, 2004, between Stephen E. Lerch and Rewards Network Inc. is incorporated herein by reference to Exhibit 10.1 to Reward Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on May 10, 2004.

10.2*	Rewards Network Inc. 2004 Long-Term Incentive Plan

10.3*	Amendment No. 1 to the Rewards Network Inc. 2004 Long-Term Incentive Plan

10.4*	Rewards Network Inc. 2004 Non-Employee Director Awards Program

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

99.1*	Cautionary Statements

*	Filed herewith