Form 10-Q
period 2004-09-30
REWARDS NETWORK INC
filed 2004-11-08
CIK 78536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

As of November 5, 2004, there were 24,778,069 shares of the registrant’s common stock, par value $.02 per share, outstanding.

INDEX

REWARDS NETWORK INC. AND SUBSIDIARIES

REWARDS NETWORK INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Consolidated Balance Sheets

(in thousands, except per share data)

	September 30, 2004	December 31, 2003*
	Unaudited
Assets
Current assets:

Cash and cash equivalents	$2,075	$9,709
Short-term available for sale securities	2,268	10,291
Accounts receivable, net of allowance for doubtful accounts of $2,534 and $2,502, respectively	6,546	6,268
Rights to Receive, net of allowance for doubtful accounts of $25,370 and $19,253, respectively	142,529	119,233
Deferred income taxes	8,235	6,901
Prepaid expenses and other current assets	1,386	3,764

Total current assets	163,039	156,166

Property and equipment, net of accumulated depreciation of $12,047 and $9,092, respectively	10,265	9,254
Other assets	1,617	2,745
Long-term available for sale securities	9,455	8,395
Deferred income taxes	7	894
Excess of cost over net assets acquired	9,671	9,671

Total assets	$194,054	$187,125

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable—Rights to Receive	$12,501	$15,197
Accounts payable—trade	13,764	16,458
Accrued compensation and other current liabilities	7,085	7,547
Deferred membership fee income	1,608	2,101

Total current liabilities	34,958	41,303

Convertible subordinated debentures	70,000	70,000
Deferred income taxes	1,756	2,024
Other long-term liabilities	6	151

Total liabilities	106,720	113,478

Stockholders’ equity:

Common stock, par value $0.02 per share; authorized 70,000 shares; issued 25,083 and 24,473 shares, respectively; and outstanding 24,801 and 24,191 shares, respectively	502	489
Additional paid-in capital	57,099	54,172
Cumulative other comprehensive income	19	11
Retained earnings	31,924	21,185
Treasury stock, at cost (282 shares)	(2,210)	(2,210)

Total stockholders’ equity	87,334	73,647

Total liabilities and stockholders’ equity	$194,054	$187,125

*	The balance sheet at December 31, 2003 is derived from the registrant’s audited consolidated financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(in thousands, except earnings per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating revenues:

Sales	$86,818	$89,530	$266,047	$259,794

Cost of sales	42,291	42,844	128,254	125,140
Provision for losses	6,788	4,468	14,576	13,143
Member rewards and savings	15,518	18,463	50,596	53,304

Total direct expenses	64,597	65,775	193,426	191,587

Net revenue	22,221	23,755	72,621	68,207

Membership fees and other income	871	1,121	2,743	3,676

Total operating revenues	23,092	24,876	75,364	71,883

Operating expenses:
Salaries and benefits	3,347	4,251	13,915	11,848
Sales commissions and expenses	5,011	5,301	15,572	15,299
Member and merchant marketing	2,056	1,729	6,720	5,364
Printing and postage	1,160	1,313	3,358	4,770
General and administrative	5,880	4,472	15,647	13,944

Total operating expenses	17,454	17,066	55,212	51,225

Operating income	5,638	7,810	20,152	20,658

Other income (expense):

Interest and other income	76	49	305	130
Interest expense and financing costs	(697)	(529)	(2,408)	(1,474)

Income before income tax provision	5,017	7,330	18,049	19,314

Income tax provision	2,028	2,896	7,310	7,525

Net income	$2,989	$4,434	$10,739	$11,789

Earnings per share of common stock:
Basic	$0.12	$0.19	$0.44	$0.53

Diluted	$0.12	$0.17	$0.42	$0.47

Weighted average number of common and common equivalent shares outstanding:

Basic	24,752	23,215	24,476	22,411

Diluted	25,566	26,407	25,662	25,172

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$10,739	$11,789

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Depreciation and amortization	3,009	2,904
Amortization of deferred financing cost	543	315
Deferred income taxes	(715)	(1,950)
Provision for losses on Rights to Receive	14,576	13,137
Impairment on investment	500	—

Changes in assets and liabilities:
Accounts receivable	(278)	(430)
Rights to Receive including accounts payable—Rights to Receive	(40,568)	(20,457)
Prepaid expenses and other current assets	2,378	(24)
Other assets	(116)	(527)
Accounts payable	(2,694)	1,425
Accrued compensation and other current liabilities	(392)	(118)
Deferred membership fee income	(493)	(155)

Net cash (used in) provided by operating activities	(13,511)	5,909

Cash flows from investing activities:

Additions to property and equipment	(3,964)	(4,500)
Decrease (increase) in short-term available for sale securities	8,023	(2,047)
(Increase) decrease in long-term available for sale securities	(1,122)	41

Net cash provided by (used in) investing activities	2,937	(6,506)

Cash flows from financing activities:

Dividends paid	—	(15)
Exercise of warrants and options for common stock	2,940	5,054

Net cash provided by financing activities	2,940	5,039

Net (decrease) increase in cash	(7,634)	4,442

Cash and cash equivalents:
Beginning of the period	9,709	8,266

End of the period	$2,075	$12,708

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,339	$1,110

Income taxes	$5,016	$8,051

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Condensed Consolidated Financial Statements

(1) Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments that are of a normal recurring nature necessary to present fairly the consolidated financial position of Rewards Network Inc. and its subsidiaries (collectively, the “Company”) at September 30, 2004, consolidated results of operations for the three and nine months ended September 30, 2004 and 2003 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003 have been made. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission (“SEC”) on March 12, 2004. The consolidated balance sheet as of December 31, 2003 is derived from the Company’s audited consolidated financial statements.

Nature of operations: The Company markets and administers loyalty rewards programs that bring its participating merchants and members together. The Company does this by offering rewards in the form of savings and benefits to its members who patronize its participating merchants, principally restaurants and hotels. The Company attracts participating restaurants by purchasing credits for food and beverages in advance and by providing yield management tools such as variable promotions, dining incentives and off-peak pricing in order to fill empty tables and generate incremental business. The Company attracts participating hotels by providing yield management tools in order to fill empty hotel rooms and generate incremental business. The Company offers rewards in the form of cash, airline frequent flyer miles and other currencies to its members who patronize its participating merchants and pay using a payment card they have registered with the Company. The Company partners with significant airlines and banks to obtain and service members.

Principles of consolidation: The Company’s unaudited condensed consolidated financial statements include the accounts of Rewards Network Inc. and its subsidiaries after the elimination of all material intercompany balances and transactions.

Reclassification: Certain prior period amounts have been reclassified to conform to the current period’s presentation.

(2) Available for sale securities

Investments and marketable securities, all classified as available-for-sale, consisted of the following at September 30, 2004.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(in thousands)
Short-term available for sale securities
U.S. government obligations	$1,028	$—	$3	$1,025
Municipalities	1,246	—	3	1,243

Total short-term available for sale securities	$2,274	$—	$6	$2,268

Long-term available for sale securities
U.S. government obligations	$5,751	$—	$31	$5,720
Municipalities	3,418	—	14	3,404
Other	331	—	—	331

Total long-term available for sale securities	$9,500	$—	$45	$9,455

REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

(3) Certain Relationships and Related Party Transactions

On May 5, 2003, the Company entered into an office lease agreement with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, a limited partnership comprised in part of trusts established for the benefit of Samuel Zell, the Company’s Chairman of the Board of Directors, and members of his family. The lease initially provided for 10,000 square feet of office space at Two North Riverside Plaza, Chicago, Illinois and, effective July 1, 2004, the Company exercised its option to increase this space to 14,324 square feet. The term of the lease is from September 1, 2003 through August 31, 2008.

On June 25, 2004, the Company entered into an office lease agreement with Equity Office Management, L.L.C., as indirect manager of San Felipe Plaza, Ltd., a limited partnership. Equity Office Management, L.L.C. is an affiliate of Equity Office Properties Trust. Samuel Zell is Chairman of the Board of Trustees of Equity Office Properties Trust. The lease provides for 827 square feet of office space at 5847 San Felipe, Suite 1675, Houston, Texas. The term of the lease is from July 1, 2004 through June 30, 2009.

The future minimum lease obligation for these two leases is as follows:

Year ending December 31,	(in thousands)
2004 (remaining 3 months)	$72
2005	291
2006	298
2007	305
Thereafter (through June 30, 2009)	221

Total minimum lease payments	$1,187

Equity Group Investments, L.L.C. (“EGI”), an affiliate of Samstock, L.L.C., the Company’s largest stockholder, has provided investment and other financial advisory services to the Company. The Company paid $62,500 and $187,500, respectively, to EGI for these services for each of the three and nine-month periods ended September 30, 2004 and 2003. Samuel Zell serves as Chairman of EGI. This arrangement was terminated as of September 30, 2004.

In March 2002, the Company and Responsys Inc. (“Responsys”) entered into an agreement for Responsys to provide e-mail marketing services to the Company. The term of the agreement was from May 31, 2002 to May 31, 2004, and the total payments made were $386,544 for the two years. After May 31, 2004, the Company has continued to employ Responsys on an as-needed basis. At the time the agreement was signed, George S. Wiedemann, the Company’s President and Chief Executive Officer was the President, Chief Executive Officer, a director, and a stockholder of Responsys. Subsequently, Mr. Wiedemann resigned as President, Chief Executive Officer and director of Responsys. The Company paid $77,584 and $215,593 respectively, to Responsys Inc. for the three and nine months ended September 30, 2004 compared to $40,044 and $108,398, respectively, for the three and nine months ended September 30, 2003.

(4) Litigation

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

On June 25, 2004, the action was removed to the United States District Court for the Central District of California. The Company believes that the complaint is without merit and intends to vigorously defend against it. The ultimate cost to the Company from this action is not possible to predict and may not be determined for a number of years.

On October 1, 2004, a complaint was filed in the United States District Court for the Eastern District of Texas against Rewards Network Inc. by Source Inc. The complaint claims that the Company is infringing four patents owned by Source Inc. The complaint seeks among other relief, treble damages due to willful infringement and equitable relief. The Company is investigating the claims asserted by Source Inc. and believes that the complaint is without merit. The Company intends to vigorously defend against these claims. The ultimate cost to the Company from this action is not possible to predict and may not be determined for a number of years.

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

	Three months ended		Nine months ended
	9/30/04	9/30/03	9/30/04	9/30/03
	(in thousands, except per share amounts)
Net income	$2,989	$4,434	$10,739	$11,789
Series A Preferred Stock dividends	—	—	—	(15)

Net income available to common stockholders	$2,989	$4,434	$10,739	$11,774

Weighted average number of shares of common stock and common stock equivalents outstanding
Basic	24,752	23,215	24,476	22,411
Series A Preferred Stock	—	—	—	130
Stock options	351	1,612	607	1,203
Warrants	463	1,580	579	1,428

Diluted	25,566	26,407	25,662	25,172

Earnings per share:
Basic	$0.12	$0.19	$0.44	$0.53

Diluted	$0.12	$0.17	$0.42	$0.47

REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

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

	Three months ended		Nine months ended
	09/30/04	09/30/03	09/30/04	09/30/03
	(in thousands, except per share amounts)
Net income
As reported	$2,989	$4,434	$10,739	$11,789
Employee stock option compensation expense, net of tax	(747)	(1,218)	(2,077)	(3,109)

Pro forma	$2,242	$3,216	$8,662	$8,680

Net income per common share (basic)
As reported	$0.12	$0.19	$0.44	$0.53
Employee stock option compensation expense, net of tax	(0.03)	(0.05)	(0.08)	(0.14)

Pro forma	$0.09	$0.14	$0.36	$0.39

Net income per common and common equivalent share (diluted)
As reported	$0.12	$0.17	$0.42	$0.47
Employee stock option compensation expense, net of tax	(0.03)	(0.05)	(0.08)	(0.12)

Pro forma	$0.09	$0.12	$0.34	$0.35

The Company uses the Black-Scholes valuation model for estimating the fair value of options granted. During the three months ended September 30, 2004 and 2003 there were no options granted by the Company. The following represents the estimated fair value of options granted and the weighted-average assumptions used in calculating such estimate:

	Nine months ended
	09/30/04	09/30/03
Weighted average estimated fair value per option granted	$6.10	$9.26
Stock volatility	43.0%	46.8%
Risk-free interest rate	4.3%	3.2%
Expected option life in years	10	10
Expected stock dividend yield	0%	0%

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

REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

forfeit all rights with respect to the Award, and the Award will terminate in its entirety. As such, the Awards are variable until the performance objectives have been achieved. The remaining 10,000 Awards vest ratably over three years, subject to service objectives, and are not contingent on the achievement of any performance targets.

Compensation cost of the Awards is calculated based upon the market value at the date of the grant and amortized over the vesting period. Compensation cost for variable Awards is adjusted each reporting period for increases or decreases in the value of the shares until final measurement. Management has determined that the 2004 performance target will not be met and, accordingly $445,100 of compensation cost accrued as of June 30, 2004 relating to the 106,750 of the Awards was reversed during the third quarter ended September 30, 2004. Compensation costs for the nine month period ended September 30, 2004 for the remaining 10,000 Awards shares was $21,900.

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

In March 2004, the FASB issued a proposed statement, “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB 25 and generally would require instead that such transactions be accounted for using a fair-value based method. The proposed statement is effective for awards granted, modified, or settled in interim and annual period beginning after June 15, 2005 for public entities that used the fair-value based method of accounting under the original

REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

provisions of SFAS No. 123 for recognition or pro forma disclosure purposes. The Company is currently evaluating the impact the proposed statement may have on its consolidated financial position, cash flows or results of operations.

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

In September 2004, the Emerging Issues Task Force of the FASB reached consensus on Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). The guidance requires companies to include shares issuable under convertible debt in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. EITF 04-08 is effective for reporting periods ending after December 15, 2004. The Company will adopt EITF 04-08 as of December 31, 2004. The Company has $70 million of 3 1/4% debentures that are convertible into approximately 3.9 million shares of common stock if certain conditions are met. Applying the if-converted method, as required by EITF 04-08, net income for the diluted earnings per share calculation is adjusted for interest expense associated with the convertible debt instrument and diluted weighted average shares outstanding are increased for shares issuable upon conversion. Prior periods diluted shares outstanding and diluted earnings per share amounts will be restated to present comparable information, effective with the Company’s fourth quarter of 2004. The estimated reduction in the Company’s diluted earnings per share for the year ending December 31, 2004 is approximately $0.02 per share.

(8) Business and Credit Concentrations

As of September 30, 2004, the Company had contracts or relationships with nine major airlines that offer frequent flyer miles as rewards. Also for the three and nine months ended September 30, 2004 and 2003, United Airlines and Upromise Inc. individually represented 10% or more of the Company’s sales. The following table illustrates the Company’s partner sales concentration as a percentage of total sales

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Airlines	57%	58%	56%	58%

Partners that represent 10% or more of sales	35%	31%	34%	33%

(9) Subsequent Event

On November 3, 2004, we entered into a $50 million unsecured revolving credit facility with Bank of America, N.A. and LaSalle Bank, N.A. This facility expires on July 13, 2008.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our condensed consolidated financial statements and notes to those financial statements, which are included in this report. This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “intends,” “expects,” “could,” “should,” “plans,” “believes,” “estimates” or words or phrases of similar import generally identify forward-looking statements. You are cautioned that forward-looking statements are subject to risks, trends and uncertainties that could cause actual results, performance or achievements to differ materially from those expressed in any forward-looking statements. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to, the following: (i) our dependence on our relationships with airlines and other reward program partners for a significant number of our members, (ii) the concentration of a significant amount of our rewards currency in one industry group, the airline industry, (iii) our inability to attract and retain merchants and members, (iv) our inability to maintain an appropriate balance between the number of members and the number of participating merchants in each market, (v) the failure of our program offering members rewards for patronizing select hotels, (vi) the failure of our retail rewards program, (vii) the failure of our expansion into Canada, (viii) changes to card association rules and practices, (ix) our dependence upon our relationships with transaction processors, presenters and aggregators, (x) network interruptions or processing errors, (xi) our susceptibility to a changing regulatory environment, (xii) increased operating costs due to privacy concerns of our marketing partners, payment card processors, merchants and the public, (xiii) the failure of our security measures, (xiv) our susceptibility to restaurant credit risk, (xv) economic changes, (xvi) an adverse change in our loss experience related to Rights to Receive, (xvii) adverse consequences of changes in our programs that affect the rate of rewards received by our members, (xviii) our inability to generate sufficient profit margin on expanded restaurant products offerings, (xix) the loss of key personnel, (xx) adverse determination of lawsuits in which we are a defendant, (xxi) increasing competition, (xxii) our inability to obtain sufficient cash, (xxiii) our control by Samstock, L.L.C. and its affiliates, (xxiv) the ability of our board of directors to issue shares of our preferred stock without stockholder approval, (xxv) possible future sales of restricted and other shares, (xxvi) the price of our common stock could be volatile, and (xxvii) anti-takeover provisions that could delay or prevent a change in our control even if the change in control would be beneficial to our stockholders We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time or otherwise. See the cautionary statements included as Exhibit 99.1 to this quarterly report on Form 10-Q for a more detailed discussion of the foregoing and other factors that could cause actual results to differ materially from those included in the forward-looking statements and that, among others, should be considered in evaluating our outlook.

Overview

We market and administer loyalty rewards programs that bring our participating merchants and members together. We do this by offering rewards in the form of savings and benefits to our members who patronize our participating merchants, principally restaurants and hotels. We attract participating restaurants by purchasing credits for food and beverages in advance and by providing yield management tools such as variable promotions, dining incentives and off-peak pricing in order to fill empty tables and generate incremental business. We attract participating hotels by providing yield management tools in order to fill empty hotel rooms and generate incremental business. We offer rewards in the form of cash, airline frequent flyer miles and other currencies to our members who patronize our participating merchants and pay using a payment card they have registered with us. We partner with significant airlines and banks to obtain and service members.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)—(Continued)

Effective December 9, 2003, we changed our corporate name to Rewards Network Inc. from iDine Rewards Network Inc. Shares of our common stock are traded on the American Stock Exchange under the symbol IRN.

Participating Merchants

Restaurants

As of September 30, 2004, we had approximately 10,611 participating restaurants in over 55 metropolitan markets in more than 40 states in the United States and in Canada. We primarily offer two plans for our participating restaurants—the Dining Credits Purchase Plan and the Revenue Management Plan.

Dining Credits Purchase Plan. Under this plan, we purchase food and beverage credits (“Rights to Receive”) from participating restaurants typically for cash and at a discount from the retail price for which they sell the food and beverages. We then market to our members rewards in the form of savings or benefits for dining in our participating restaurants (in some cases, on certain days of the week or times of day, set at the discretion of the restaurant). When a member dines at a restaurant that participates in the Dining Credits Purchase Plan, we are entitled to a percentage of the total transaction amount, and we generally debit this amount from the participating restaurant’s bank account. We believe that the Dining Credits Purchase Plan is designed so that participating restaurants can make a wholesale profit in advance through the sale of food and beverage credits that are utilized through subsequent dining transactions at the restaurants by our members.

If we do not purchase additional Rights to Receive from participating restaurants after the initial Rights to Receive are used and the participating restaurants do not terminate their agreements with us, then in some cases they continue to be included on our website list of participating merchants, and in those cases our members continue to earn rewards and savings by dining in those restaurants. In these cases, we receive a smaller percentage of the total transaction amount from the merchant in an arrangement similar to the Revenue Management Plan.

Revenue Management Plan. Under this plan, our members earn rewards by dining at participating restaurants (in most cases, on certain days of the week or times of day, set at the discretion of the restaurant). Under the Revenue Management Plan, we receive a marketing fee from the merchant equal to a percentage of the total transaction amount from the merchant. Although our revenue from these transactions is less than under the Dining Credits Purchase Plan, revenue management transactions do not require us to purchase any Rights to Receive from merchants. Our Revenue Management Plan is designed for restaurants that choose to take advantage of only our marketing services.

Hotels

In the second quarter of 2003, we launched a hotel revenue management product that initially focused principally on independent hotels, which typically do not have their own loyalty or rewards programs. In October 2003, we announced that we had entered into a relationship with Travelweb LLC, a travel distribution company, to expand our hotel rewards program by including additional independent hotels as well as certain major U.S. hotel chains. Although our hotel rewards program remains in its early stages, as of September 30, 2004, the number of participating hotels had grown to approximately 11,111. This number represents both hotels sourced through the Travelweb network as well as hotels under direct contract with us. Typically, our members have access to reduced rates at participating hotels and also earn rewards by using the payment cards they register with us to pay for hotel stays after making reservations through our website or call center. Under our Revenue Management Plan for hotels, we receive a marketing fee equal to a percentage of the hotel room rate. At September 30, 2004, participation in our hotel rewards program was available to approximately 70% of our members.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)—(Continued)

Members

As of September 30, 2004, we had approximately 3.7 million active member accounts (i.e., members with at least one transaction with one of our participating merchants during the last 12 months). An active member account may consist of more than one payment card registered with us and may have more than one person associated with the account, although we consider each member account to be held by one “member.” Our members come from a variety of sources and marketing efforts, including through direct solicitation or through our affiliations with major airlines, large banks, credit card issuers and other affinity partners. In our affiliate programs, members may be solicited for enrollment or may be directly enrolled by our affiliate partner. We offer a choice of member programs. Membership in our programs that provide for cash rewards generally requires an annual fee, and membership in our programs that provide rewards to members in other currencies, such as airline frequent flyer miles, does not require an annual fee. Our membership programs consist of the following:

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

Corporate Program. We offer this program as a travel and entertainment expense reduction program to large corporations. The corporate client enrolls some or all of its corporate payment cards in the Rewards Network Program and we typically pay the rewards and savings directly to the corporate client. We typically earn an annual fee by retaining rewards or savings for each member account enrolled in the program.

Registered Card Platform

A critical part of the administration of our loyalty and rewards programs is our registered card platform. Members in our programs have at least one major payment card registered with us. Members then present that registered payment card while transacting at a participating merchant. Based on our agreements with various processors and presenters throughout the United States and Canada, we aggregate data for all the payment card transactions at our participating merchants. The transactions are then matched to a file containing our members’ registered card information. The matched transactions are qualified via business rules as to whether they are eligible for a reward. Qualified transactions are then used to provide member savings, airline frequent flyer miles or other currency benefits, as well as to invoice and collect from merchants, principally via an electronic debit to the merchant’s bank account.

Rewards

The vast majority of rewards are delivered to members in the form of a direct credit to their payment card account, a cash-denominated reward to a loyalty or rewards program account, or a mileage credit to their frequent flyer account. Cash rewards typically represent up to 20% of the member’s total transaction amount with participating restaurants and typically up to 15% of the member’s room rate with participating hotels. Loyalty partner program members may receive rewards either in cash or in alternative currencies such as airline frequent flyer miles, depending on the particular program. Members receiving airline frequent flyer miles

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)—(Continued)

generally earn up to ten miles for each dollar spent at participating restaurants and up to five miles for each room rate dollar spent at participating hotels, provided that they make the hotel reservation through us. We communicate reward opportunities to our members via a variety of communication tools: email, our website, newsletters, directories, toll-free numbers, fax back services and wireless devices such as personal digital assistants.

Canada

In June 2004, we launched our dining rewards programs in Canada in the provinces of Ontario and British Columbia. As of September 30, 2004, we had approximately 56 participating restaurants in Canada.

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

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)—(Continued)

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

We comply with SFAS No. 142, “Goodwill and Other Intangible Assets,” the current standard for periodic assessment of the carrying value of intangible assets, including goodwill. We assess the impact of SFAS No. 142 using a two-step approach to assess goodwill based on applicable reporting units and reassessed any intangible assets, including goodwill, recorded in connection with our previous acquisitions. There were no impairment charges recorded as a result of our assessments. As of September 30, 2004, we had unamortized goodwill of $9,671.

Revenue Recognition

We recognize revenue when our members patronize our participating merchants and pay using a payment card they have registered with us. Revenue is recognized only if the member’s transaction qualifies in accordance with the rules of the particular marketing program. The amount of revenue recognized is that portion of the member’s total transaction amount that we are entitled to receive in cash, in accordance with the terms of our contract with the participating merchant.

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

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)—(Continued)

(a) Results of operations—Comparison of the quarters ended September 30, 2004 and 2003

The following table sets forth for the periods presented our sales, components of our costs of sales and certain other information for each of our two revenue plans.

	Quarter ended September 30,
	2004			2003
	Dining Credits Purchase Plan	Revenue Management Plan	Total	Dining Credits Purchase Plan	Revenue Management Plan	Total
Qualified transaction amounts	$107,258	$28,599	$135,857	$106,498	$30,903	$137,401

Sales yield	74.6%	23.8%	63.9%	76.3%	26.8%	65.2%

Sales	80,000	6,818	86,818	81,247	8,283	89,530

Cost of dining credits	42,016	—	42,016	42,512	—	42,512
Processing fee	253	22	275	301	31	332

Cost of sales	$42,269	$22	$42,291	$42,813	$31	$42,844

Provision for losses	6,788	—	6,788	4,468	—	4,468
Member rewards and savings			15,518			18,463

Net revenue			$22,221			$23,755

As more fully discussed below, net revenue for the third quarter of 2004 decreased primarily from a decrease in sales, due to a decline in the average transaction amount coupled with lower sales yield and an increase in the rate of provision for losses.

Qualified transaction amounts at our participating merchants (which are transactions where our members are entitled to receive rewards or savings) declined 1.1% for the third quarter of 2004 as compared to the same period in 2003. While Dining Credit Purchase Plan qualified transactions increased 0.7% to $107,258 during the third quarter of 2004 as compared with the third quarter of 2003, Revenue Management Plan qualified transaction amounts decreased 7.5% to $28,599 when compared with the same period in 2003. Qualified transaction amounts declined in the third quarter of 2004 compared with the third quarter of 2003 because of a lower average transaction amount and the impact of the hurricanes that made landfall in the southeastern United States during August and September 2004, partially offset by an increase in the number of transactions.

A decrease in the average transaction amount to $48.12 for the third quarter of 2004 from $49.46 for the same period in 2003 was partially offset by the increase in number of transactions, which increased by 1.6% to approximately 2,824 during the third quarter of 2004 as compared with 2,778 for the third quarter of 2003. Included in qualified transaction amounts were dining qualified transaction amounts, which decreased 3.0% to $132,731 for the third quarter of 2004 compared with $136,901 for the third quarter of 2003. The average dining transaction amount decreased 4.2% to $47.24 for the third quarter of 2004 compared with $49.31 for the third quarter of 2003. This was partially offset by an increase in hotel qualified transaction amounts to $3,058 for the third quarter of 2004 compared with $500 for the third quarter of 2003. Although hotel qualified transaction amounts increased, the average hotel transaction amount also decreased to $244.41 for the third quarter of 2004 compared with $297.56 for the third quarter of 2003. We believe that the lower average dining transaction amount in the three months ended September 30, 2004 compared with the three months ended September 30, 2003 was due to a number of factors, including the replacement of some merchants in our programs with merchants with lower menu prices, our expansion into secondary markets where the average transaction amount

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)—(Continued)

tends to be lower and decreased sales in some large primary markets and increased weekday revenues where transaction amounts tend to be slightly lower. We believe that the lower average hotel transaction amount in the third quarter of 2004 compared with the third quarter of 2003 was due to the availability in the 2004 quarter of over 10,000 additional hotels as compared with the 2003 quarter and generally lower room rates at the hotels in this larger offering. The increase in the number of transactions was primarily the result of a 12.7% increase in the number of our active member accounts at September 30, 2004 as compared with September 30, 2003. Although the active member accounts increased by 12.7% at September 30, 2004 as compared with September 30, 2003, we did not experience a corresponding increase in the number of qualified transactions because we experienced an increased rate of attrition in our restaurant merchants that resulted in a decline in the number of restaurant merchants in the third quarter of 2004 compared with the third quarter of 2003. An active member account is an account with at least one qualified transaction with one of our participating merchants during the previous 12 months.

Sales yield, which represents sales as a percentage of qualified transaction amounts, decreased to 63.9% for the third quarter of 2004 compared with 65.2% for the third quarter of 2003. The decline in the sales yield reflects the changing mix in business propositions marketed to our merchants. We continue to work to improve restaurant merchant products to meet the needs of new merchants and reduce attrition of existing merchants. Many of these products have more favorable business propositions to our merchants and have resulted in lower sales yield from Dining Credit Purchase Plan and Revenue Management Plan qualified transaction amounts. Dining qualified transaction amounts included in the Revenue Management Plan decreased $4,930 to $25,473 for the third quarter of 2004 compared with $30,403 for the same quarter in 2003 and hotel qualified transaction amounts included in the Revenue Management Plan increased $2,558 to $3,058 for the third quarter of 2004 compared with $500 for the same quarter in 2003. Dining Revenue Management Plan qualified transactions typically have a higher sales yield than hotel qualified transactions and, therefore, the decrease in dining qualified transaction amounts to 89.1% of total Revenue Management Plan qualified transaction amounts for the third quarter of 2004 compared with 98.4% of total Revenue Management Plan qualified transaction amounts for the third quarter of 2003 resulted in lower overall yield from the Revenue Management Program Plan. We expect that all of our future product lines such as our retail rewards program will be of a Revenue Management nature, which results in a lower sales yield than Dining Credit Purchase Plan qualified transactions.

Accordingly, we expect that in the future our sales yield percentage will further decline as qualified transactions from our Revenue Management Plan represent a larger percentage of our total qualified transactions, as our hotel qualified transaction amounts increase, and to the extent we offer our restaurant merchants more favorable economics to address the increased rate of attrition we have been experiencing and to attract new restaurant merchants. The extent to which we are successful in reducing restaurant merchant attrition and attracting new restaurant merchants and the amount of increased sales that result from having more restaurant merchants will determine how much we are able to offset the impact of the lower sales yield.

Sales for the third quarter of 2004 decreased $2,712 or 3.0% when compared to the same period in 2003, primarily as a result of the reduction in the average transaction amount and lower sales yield.

Cost of sales, which is composed of the cost of dining credits and related processing fees increased to 48.7% of sales during the third quarter of 2004 compared to 47.9% of sales for the same period in 2003. Contributing to the increase in the cost of sales percentage was the decrease in sales under our Revenue Management Plan to 7.9% of total sales for the third quarter of 2004 compared to 9.3% of total sales for the same period in 2003. There is no cost of sales associated with sales under our Revenue Management Plan and, therefore, the relative decrease in these sales as a percentage of total sales results in a higher total cost of sales percentage.

The provision for losses increased to 7.8% of total sales and 8.5% of Dining Credits Purchase Plan sales for the third quarter of 2004 compared to 5.0% of sales and 5.5% of Dining Credits Purchase Plan sales for the same

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)—(Continued)

period in 2003. We perform a quarterly analysis of the adequacy of our allowance for doubtful accounts on the balance sheet and, if necessary, adjust this allowance. This analysis is based on a number of factors, including the aging of the Rights to Receive and the overall size of the portfolio.

Member rewards and savings decreased to 17.9% of sales for the third quarter of 2004 compared to 20.6% of sales for the same period in 2003. There are two primary reasons for the decrease in the rate of rewards during the 2004 period. First, in some cases, as part of the changes in merchant deal economics, we have reduced member benefit levels. Secondly, we have continued the program of variable benefits whereby some of our member rewards and savings are tied to their level of participation in our programs. The reduced rate of rewards paid to less engaged members has resulted in a lower overall effective rate of reward earned by our total membership base.

Membership fees and other income decreased $250 or 22.3% for the third quarter of 2004 compared with the same period in 2003. The decrease can be primarily attributed to the decline in membership fee income and reflects the continuing effects of a change in our marketing strategy. In the fourth quarter of 1999, we reduced our marketing of the fee-based membership due to changes in the regulatory environment regarding direct marketing solicitations and we shifted our marketing strategy to focus mainly on marketing a no-fee dining program to key affinity and loyalty partners where we could take advantage of the registered card platform and enroll large quantities of accounts at a reduced cost of acquisition and solicitation.

Salaries and benefits decreased $904 or 21.3% for the third quarter of 2004 compared with the same period in 2003 primarily due to the reversal of $1,751 of previously accrued management incentive compensation and restricted stock awards. Both of these incentive compensation programs were based on us achieving certain financial performance targets which at the end of the second quarter of 2004 management believed would be achieved. However, management has now determined that these financial performances targets will not be met. Excluding the reversal of the previously accrued incentive compensation, salaries and benefits increased $847 or 19.9% for the third quarter of 2004 compared with the same period in 2003 primarily as a result of a planned increase in the number of employees, annual merit increases and higher employee benefit costs. The planned increase in the number of employees was principally in information technology, marketing, corporate development and customer services.

Sales commissions and expenses decreased $290 or 5.5% for the third quarter of 2004 compared with the same period in 2003, and sales commissions and expenses amounted to 5.8% of sales for the third quarter of 2004 compared with 5.9% for the third quarter of 2003. The $290 decrease in sales commissions during the third quarter of 2004 compared with the third quarter of 2003 reflects lower sales and the reversal of $125 of previously accrued salespersons’ incentive compensation which at the end of the second quarter of 2004 management believed would be achieved. However, management has now determined that these financial performances targets will not be achieved. In January 2004, we changed our sales consultants’ compensation plan to increase the incentive for sales consultants to grow their merchant portfolios. Sales consultants continue to earn a commission only when one of our members transacts at one of our participating merchants. We no longer anticipate that this new sales consultant compensation plan will result in decreased sales commission rate in 2004. This change in outlook is because of the loss of some of our more experienced sales consultants and the replacement of such sales consultants with less experienced sales consultants who earn a fixed salary as part of their compensation. We continue to include in sales commissions and expenses for the third quarter of 2004 and 2003 all costs associated with generating sales, including the cost of sales managers’ salaries, which in 2003 were included in salaries and benefits.

Member and merchant marketing expenses increased $327 or 18.9% for the third quarter of 2004 compared with the same period in 2003 primarily due to increases in the compensation we paid to loyalty program partners and bonus incentive rewards paid to our members.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)—(Continued)

Printing and postage expenses decreased $153 or 11.7% for the third quarter of 2004 compared with the same period in 2003. This is primarily due to the marketing initiative we began in the second half of 2003, replacing national directories with a customized, pocket-sized, eight-panel directory of restaurant listings in a member’s frequent dining areas (which we call “Fold-N-Go statements”) for segments of our membership base. These Fold-N-Go statements are less expensive to produce and distribute than the directories.

General and administrative expenses increased $1,408 or 31.5% for the third quarter of 2004 compared with the same period in 2003. The increase is primarily the result of an impairment of $500 on an investment in a development stage entity, increases in professional fees primarily related to compliance with the Sarbanes-Oxley Act and legal matters and rent and other office expenses related to our option to increase the space rented in the Chicago executive offices.

Interest expense and financing costs related to our securitization facility and convertible subordinated debentures increased $168 or 31.8% for the third quarter of 2004 compared to the same period in 2003. The increase in our interest expense is a result of our having an additional $10,000 of debt outstanding in the third quarter of 2004 compared to the third quarter of 2003 and a fixed interest rate on our convertible subordinated debentures that were outstanding in the third quarter of 2004 that is higher than the floating rate on the securitization facility under which we had outstanding debt in the third quarter of 2003.

Our effective tax rate for the third quarter of 2004 was 40.4% compared with 39.5% for the third quarter of 2003 due to the increase in the weighted average effective state tax rate resulting from a shift in the apportionment factors among the states in which we conduct business.

Net income decreased $1,445 or 32.6% for the third quarter of 2004 compared with the same period in 2003. Diluted earnings per share decreased to $0.12 for the third quarter of 2004 compared to $0.17 for the third quarter of 2003, and there were 3.2% less diluted weighted average shares outstanding in the third quarter of 2004 than in the third quarter of 2003.

(b) Results of operations—Comparison of the nine months ended September 30, 2004 and 2003

The following table sets forth for the periods presented our sales, components of our costs of sales and certain other information for each of our two revenue plans.

	Nine months ended September 30,
	2004			2003
	Dining Credits Purchase Plan	Revenue Management Plan	Total	Dining Credits Purchase Plan	Revenue Management Plan	Total
Qualified transaction amounts	$323,404	$88,559	$411,963	$312,268	$77,611	$389,879

Sales yield	75.6%	24.4%	64.6%	76.5%	27.0%	66.6%

Sales	244,437	21,610	266,047	238,856	20,938	259,794

Cost of dining credits	127,330	—	127,330	124,199	—	124,199
Processing fee	849	75	924	865	76	941

Cost of sales	$128,179	$75	$128,254	$125,064	$76	$125,140

Provision for losses	14,576	—	14,576	13,143	—	13,143

Member rewards and savings			50,596			53,304

Net revenue			$72,621			$68,207

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)—(Continued)

As more fully discussed below, sales and net revenue for the nine months ended September 30, 2004 increased primarily from an increase in the number of active member accounts and qualified transactions and a reduction in the rate of rewards paid to our members, partially offset by a decrease in the average transaction amount and an increase in the provision for losses.

Qualified transaction amounts at our participating merchants (which are transactions where our members are entitled to receive rewards or savings) rose 5.7% for the nine months ended September 30, 2004 as compared to the same period in 2003. A decrease in the average transaction amount to $48.89 for the nine months ended September 30, 2004 from $50.53 for the same period in 2003 was more than offset by the increase in number of transactions, which increased by 9.2% to approximately 8,426 during the nine months ended September 30, 2004 as compared with 7,716 for the nine months ended September 30, 2003. Included in qualified transaction amounts were dining qualified transaction amounts which increased to $404,630 for the nine months ended September 30, 2004 compared with $389,303 for the nine months ended September 30, 2003. However, the average dining transaction amount decreased 4.5% to $48.22 for the nine months ended September 30, 2004 compared with $50.47 for the nine months ended September 30, 2003. Hotel qualified transaction amounts increased to $7,003 for the nine months ended September 30, 2004 compared with $575 for the nine months ended September 30, 2003 and the average hotel transaction amount decreased to $251.20 for the nine months ended September 30, 2004 compared with $292.57 for the nine months ended September 30, 2003. The increase in the number of transactions was primarily the result of a 12.7% increase in the number of our active member accounts at September 30, 2004 as compared with September 30, 2003. An active member account is an account with at least one qualified transaction with one of our participating merchants during the previous 12 months. The lower average dining transaction amount in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was due to a number of factors, including the replacement of some restaurant merchants in our programs with restaurant merchants with lower menu prices, our expansion into secondary markets where the average transaction amount is lower, decreased sales in some large primary markets and increased weekday revenues where transaction amounts tend to be slightly lower. We believe that the lower average hotel transaction amount in the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003 was due to the availability in 2004 of over 10,000 additional hotels as compared with 2003 and generally lower room rates at the hotels in this larger offering.

Sales yield, which represents sales as a percentage of qualified transaction amounts, decreased to 64.6% for the nine months ended September 30, 2004 compared with 66.6% for the nine months ended September 30, 2003. The decline in the sales yield reflects the changing mix in business propositions marketed to our merchants. We continue to work to improve restaurant merchant products to meet the needs of new merchants and reduce attrition of existing merchants. Many of these products have more favorable business propositions to our merchants and have resulted in lower sales yield from Dining Credit Purchase Plan and Revenue Management Plan qualified transaction amounts. For the nine months ended September 30, 2004, Revenue Management Plan qualified transaction amounts increased 14.1% to $88,559 when compared with the same period in 2003. Although dining qualified transaction amounts included in the total qualified transaction amount increased $15,326 to $404,631 for the nine months ended September 30, 2004 compared with $389,304 for the nine months ended September 30, 2003, the 2004 period amount represented 98.2% of total qualified transaction amount compared with 99.9% of total qualified transaction amount for the nine months ended September 30, 2003. Dining qualified transactions typically have a higher sales yield than hotel qualified transactions. Hotel qualified transaction amounts increased $6,428 to $7,003 for the nine months ended September 30, 2004 compared with $575 for the nine months ended September 30, 2003. We expect that all of our future product lines such as our retail rewards program will be of a Revenue Management nature, which results in a lower sales yield than Dining Credit Purchase Plan qualified transactions.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)—(Continued)

We expect that in the future our sales yield percentage will further decline as qualified transactions from our Revenue Management Plan represent a larger percentage of our total qualified transactions, as our hotel qualified transaction amounts increase, and to the extent we offer our restaurant merchants more favorable economics to address the increased rate of attrition we have been experiencing and to attract new restaurant merchants. To the extent that we are successful in reducing restaurant merchant attrition and attracting new restaurant merchants, the increased sales that result from having more restaurant merchants will offset the lower sales yield.

Sales for the nine months ended September 30, 2004 increased $6,253 or 2.4% when compared to the same period in 2003, primarily as a result of an increase in the number of active member accounts. We have increased the number of active member accounts enrolled through our airline relationships. In the nine months ended September 30, 2004, we also had a 60.4% increase in active member accounts enrolled through other existing partner loyalty programs.

Cost of sales, which is composed of the cost of dining credits and related processing fees, remained fairly stable at 48.2% of sales during the nine months ended September 30, 2004 and 2003. Sales under our Revenue Management Plan remained stable at 8.1% of total sales for the nine months ended September 30, 2004 and 2003. There is no cost of sales associated with sales under our Revenue Management Plan and any change in these sales as a percentage of total sales would result in a change in the total cost of sales percentage.

The provision for losses increased to 5.5% of total sales and 6.0% of Dining Credits Purchase Plan sales for the nine months ended September 30, 2004 compared to 5.1% of sales and 5.5% of Dining Credits Purchase Plan sales for the same period in 2003. This increase is primarily attributable to an adjustment to increase the balance sheet allowance, an amount that is determined by an analysis based on a number of factors, including the aging of the Rights to Receive and the overall size of the portfolio.

Member rewards and savings decreased to 19.0% of sales for the nine months ended September 30, 2004 compared to 20.5% of sales for the same period in 2003. There are two primary reasons for the decrease in the rate of rewards during the 2004 period. First, in some cases, as part of the changes in merchant business deal economics, we have reduced member benefit levels. Secondly, we have commenced a program of variable benefits where some of our members’ rewards and savings are tied to their level of participation in our programs. The reduced rate of rewards paid to less engaged members has resulted in a lower overall effective rate of reward earned by our total membership base.

Membership fees and other income decreased $933 or 25.4% for the nine months ended September 30, 2004 compared with the same period in 2003. The decrease can be mainly attributed to the decline in membership fee income and reflects the continuing effects of a change in our marketing strategy. In the fourth quarter of 1999, we reduced our marketing of the fee-based membership due to changes in the regulatory environment regarding direct marketing solicitations and we shifted our marketing strategy to focus mainly on marketing a no-fee dining program to key affinity and loyalty partners where we could take advantage of the registered card platform and enroll large quantities of accounts at a reduced cost of acquisition and solicitation.

Salaries and benefits increased $2,067 or 17.4% for the nine months ended September 30, 2004 compared with the same period in 2003 primarily due to a planned increase in the number of employees, annual merit increases and higher employee benefit costs. These increases were partially offset by a $933 reduction in management incentive compensation for the nine months ended September 30, 2004 compared with the same period in 2003. The planned increase in the number of employees was principally in information technology, marketing, corporate development and customer services. The reduced management incentive compensation expense is the result of the Company not achieving certain financial targets in 2004.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)—(Continued)

Sales commissions and expenses increased $273 or 1.8% for the nine months ended September 30, 2004 compared with the same period in 2003, and sales commissions and expenses amounted to 5.9% of sales for the nine months ended September 30, 2004 and 2003. Although our sales commission rate decreased during the nine months ended September 30, 2004 compared to the same period in 2003, this decrease was offset, in part, by increased expenses relating to a sales contest, sales person training, travel allowance and a national sales conference. In January 2004, we changed our sales consultants’ compensation plan to increase the incentive for sales consultants to grow their merchant portfolios. Sales consultants continue to earn a commission only when one of our members transacts at one of our participating merchants. We have included in sales commissions and expenses for the nine months ended September 30, 2004 and 2003 all costs associated with generating sales, including the cost of sales managers’ salaries, which in 2003 were included in salaries and benefits.

Member and merchant marketing expenses increased $1,356 or 25.3% for the nine months ended September 30, 2004 compared with the same period in 2003 primarily due to increases in the compensation we paid to loyalty program partners, in web and email promotion expenses and in bonus incentive rewards paid to our members. In addition, during the first quarter of 2003 we terminated a media marketing purchase commitment with one of our partners. As a result, $448 of previously accrued compensation to this loyalty partner was eliminated.

Printing and postage expenses decreased $1,412 or 29.6% for the nine months ended September 30, 2004 compared with the same period in 2003. This is primarily due to the marketing initiative we began in the second half of 2003, replacing national directories with a customized, pocket-sized, eight-panel directory of restaurant listings in a member’s frequent dining areas (which we call “Fold-N-Go statements”) for segments of our membership base. These Fold-N-Go statements are less expensive to produce and distribute than the directories.

General and administrative expenses increased $1,703 or 12.2% for the nine months ended September 30, 2004 compared with the same period in 2003. However, during the nine months ended September 30, 2004, we had severance costs of $88 compared with $421 during the nine months ended September 30, 2003. Excluding the impact of severance expenses, general and administrative expenses increased $2,036 for the nine months ended September 30, 2004. The increase is primarily the result of an impairment on an investment in a development stage entity and increases in professional fees primarily related to compliance with the Sarbanes-Oxley Act and legal matters, rent and other office expenses primarily related to the exercise of our option to increase the space rented for the Chicago executive offices, programming and systems primarily related to the redesign of our websites and telephone expenses related to rate increases. These increases were partly offset by lower recruiting costs during the nine months ended September 30, 2004 compared with the same period in 2003.

Interest expense and financing costs related to our securitization facility and convertible subordinated debentures increased $934 or 63.4% for the nine months ended September 30, 2004 compared to the same period in 2003. The increase in our interest expense is a result of our having an additional $10,000 of debt outstanding in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 and a fixed interest rate on our convertible subordinated debentures that were outstanding in the nine months ended September 30, 2004 that is higher than the floating rate on the securitization facility under which we had outstanding debt in the nine months ended September 30, 2003. Additionally, we continued to amortize both the renewal costs associated with the securitization and the issuance costs of the convertible subordinated debentures through May 2004. The costs relating to the securitization were fully amortized in May 2004.

Our effective tax rate for the nine months ended September 30, 2004 was 40.5% compared with 39.0% for the nine months ended September 30, 2003 due to the increase in the weighted average effective state tax rate resulting from a shift in the apportionment factors among the states in which we conduct business.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)—(Continued)

Net income decreased $1,050 or 8.9% for the nine months ended September 30, 2004 compared with the same period in 2003. There was a 1.9% increase in diluted weighted average shares outstanding in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The combination of the lower net income and the increase in diluted weighted average shares resulted in a decline in diluted earnings per share to $0.42 for the nine months ended September 30, 2004 compared to $0.47 for the nine months ended September 30, 2003.

(b) Liquidity and Capital Resources

At September 30, 2004, our short-term investments, cash and cash equivalents amounted to $4,343, and our long-term investments amounted to $9,455. Cash used in operating activities amounted to $13,511 in the nine months ended September 30, 2004 and was primarily due to the significant growth of our Rights to Receive portfolio. During the nine months ended September 30, 2004, we purchased $25,992 in Rights to Receive.

Cash used in investing activities was $2,937 for the nine months ended September 30, 2004. During the nine months ended September 30, 2004, $6,901 of investments were liquidated to fund operational activities and capital expenditures. Capital expenditures for the nine months ended September 30, 2004 were $3,964 and consisted primarily of website development for our products and software development relating to our hotel and retail initiatives, our geographical expansion into Canada and the new sales compensation plan.

During the nine months ended September 30, 2004, our only source of financing cash flow was provided from the exercise of warrants and stock options.

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

On November 3, 2004, we entered into a $50 million unsecured revolving credit facility with Bank of America, N.A. and LaSalle Bank, N.A. This facility expires on July 13, 2008.

Our working capital was $128,081 at September 30, 2004. As of the date of this quarterly report on Form 10-Q, we expect to continue to maintain a positive working capital position. However, we cannot predict whether current trends and conditions will continue or what the effect on our business might be from events beyond our control, such as airline bankruptcies, consolidation or liquidation, U.S. military actions, acts of terrorism or adverse litigation. We believe that investments available for sale at September 30, 2004, together with cash on hand, cash generated from operations and funds available under our new credit facility will be sufficient to satisfy all of our funding requirements for at least the next 12 months.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)—(Continued)

(c) Business Expansion and Outlook

The following is a description of some of the initiatives that, as of the date of this quarterly report on Form 10-Q, we are undertaking or we plan to undertake. There can be no assurance that any of the initiatives will be successful, and we undertake no obligation to, and expressly disclaim any such obligation to, update or revise any of the statements set forth below.

In 2004, we have significantly increased the size of the sales force and invested in their training. We have recently decided to maintain the sales force at the current level while we focus on improving the team’s overall productivity. We believe that such productivity increases combined with new products and services should result in an increase in the number of new participating restaurant merchants. Many of these restaurant merchants will be participants in the Dining Credits Purchase Plan and, therefore, we expect to use our capital to fund this growth.

Marketing efforts in the hotel rewards product offering will now be expanded to include approximately 600 Canadian hotels we added in October 2004. We also intend to invest in the growth of the dining product offerings in Canada that we commenced earlier this year. We anticipate that our retail initiative will launch in December 2004 with an online mall of a group of national retailers. We expect that all of our future product lines such as retail will be of a Revenue Management nature.

The competitive environment in which we operate and an increase in the rate of restaurant merchant attrition suggests that we will need to expand our array of product offerings to improve retention of existing restaurant merchants and attract new merchants to our program. The failure rate in the restaurant industry is quite high. Although we experience merchant attrition due to the closing of restaurants, we also lose merchants as a result of their dissatisfaction with our programs’ impact on their business.

We have begun to create and deploy merchant marketing tools that are designed to demonstrate the value of our product offerings in an effort to improve our rate of retention of restaurant merchants. Additionally, we have developed alternative marketing propositions that we believe will have broader applicability to both independent and chain restaurant merchants and we intend to begin making these products available to our restaurant merchants in November 2004. We expect that this expanded array of product offerings will include products that result in more favorable economics for participating restaurant merchants and, therefore, will continue to reduce our sales yield percentage.

Beginning in the second quarter of 2004, we started to implement changes to our member rewards and savings propositions. Currently, these changes consist of reduced member benefit levels at certain merchants. Additional changes, expected to be effective during the second half of 2005, are designed to provide enhanced member benefits to some of our more active members relative to some of our less active members and, correspondingly, reduced member benefits to some of our less active members. The tiered member benefit schedule that may result from our planned changes could continue to reduce the percentage of sales represented by member rewards and savings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Since December 31, 2003, there have been no changes with regard to market risk that would require further quantitative or qualitative disclosure. For our quantitative and qualitative disclosures about market risk for the fiscal year ending December 31, 2003, refer to our annual report on Form 10-K, filed on March 12, 2004.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)—(Continued)

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On October 1, 2004, a complaint was filed in the United States District Court for the Eastern District of Texas against Rewards Network Inc. by Source Inc. The complaint claims that the Company is infringing four patents owned by Source Inc. The complaint seeks among other relief, treble damages due to willful infringement and equitable relief. The Company is investigating the claims asserted by Source Inc. and believes that the complaint is without merit. The Company intends to vigorously defend against these claims. The ultimate cost to the Company from this action is not possible to predict and may not be determined for a number of years.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Form of Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Transmedia Network Inc. is incorporated herein by reference to Exhibit 3.5 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.2	Form of Series A Preferred Stock certificate is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Form of Subscription Agreement between Transmedia Network Inc. and American Stock Transfer and Trust Company is incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.4	Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Gene M. Henderson, Herbert M. Gardner, James M. Callaghan, Gregory J. Robitaille, John A. Ward III, George S. Wiedemann, Christine M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman and Thomas J. Litle is incorporated herein by reference to Exhibit 4.7 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)—(Continued)

Exhibit No.	Description
4.5	Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.5 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.6	First Amendment, dated February , 2003, to that certain Investment Agreement, dated April 28, 2000, among iDine Rewards Network Inc., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.8 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 31, 2003.

4.7	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.8	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.9	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., the former members and distributees of EGI-Transmedia Investors, L.L.C. is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.10	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.15 to Transmedia Network Inc.’s Registration Statement on Form S-3 (File No. 333-49366), filed on November 6, 2000.

4.11	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.17 to Transmedia Network Inc.’s Registration Statement on Form S-3 (File No. 333-49366), filed on November 6, 2000.

4.12	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 10.2 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on November 17, 1997.

4.13	Indenture, dated as of October 15, 2003 and as amended and restated as of February 4, 2004, between Rewards Network Inc. and LaSalle Bank National Association is incorporated herein by reference to Exhibit 4.15 to Rewards Network Inc’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.14	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC is incorporated herein by reference to Exhibit 4.18 to iDine Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 14, 2003.

10.1	Lease by and between Equity Office Properties Management, as agent for Two North Riverside Plaza Joint Venture Limited Partnership, and iDine Rewards Network Inc., dated May 5, 2003 is incorporated herein by reference to Exhibit 10.16 to iDine Rewards Network Inc.’s Annual Report on Form 10-K/A (File No. 001-13806), filed on October 7, 2003.

10.2	Severance and Release Agreement, dated April 28, 2004, between Stephen E. Lerch and Rewards Network Inc. is incorporated herein by reference to Exhibit 10.1 to Reward Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on May 10, 2004.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)—(Continued)

Exhibit No.		Description
10.3		Rewards Network Inc. 2004 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.

10.4		Amendment No. 1 to the Rewards Network Inc. 2004 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.

10.5		Rewards Network Inc. 2004 Non-Employee Director Awards Program is incorporated herein by reference to Exhibit 10.4 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.

10.6		Credit Agreement, dated as of November 3, 2004, by and among Rewards Network Inc., Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, and the other lenders party thereto is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on November 4, 2004.

10.7	*	Amendment Number One to the Rewards Network Inc. 2004 Non-Employee Director Awards Program

10.8	*	Lease by and between Equity Office Management, L.L.C., as indirect manager of San Felipe Plaza, Ltd.. and Rewards Network Inc., dated June 25, 2004

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	*	Section 1350 Certification of Chief Executive Officer

32.2	*	Section 1350 Certification of Chief Financial Officer

99.1	*	Cautionary Statements

*	Filed herewith

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)—(Continued)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REWARDS NETWORK INC.

November 8, 2004	/s/ KENNETH R. POSNER
Kenneth R. Posner Senior Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer and on behalf of the registrant)

REWARDS NETWORK INC. AND SUBSIDIARIES

EXHIBIT LIST

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Form of Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Transmedia Network Inc. is incorporated herein by reference to Exhibit 3.5 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.2	Form of Series A Preferred Stock certificate is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Form of Subscription Agreement between Transmedia Network Inc. and American Stock Transfer and Trust Company is incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.4	Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Gene M. Henderson, Herbert M. Gardner, James M. Callaghan, Gregory J. Robitaille, John A. Ward III, George S. Wiedemann, Christine M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman and Thomas J. Litle is incorporated herein by reference to Exhibit 4.7 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.5	Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.5 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.6	First Amendment, dated February , 2003, to that certain Investment Agreement, dated April 28, 2000, among iDine Rewards Network Inc., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.8 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 31, 2003.

4.7	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.8	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.9	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., the former members and distributees of EGI-Transmedia Investors, L.L.C. is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

Exhibit No.	Description
4.10	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.15 to Transmedia Network Inc.’s Registration Statement on Form S-3 (File No. 333-49366), filed on November 6, 2000.

4.11	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.17 to Transmedia Network Inc.’s Registration Statement on Form S-3 (File No. 333-49366), filed on November 6, 2000.

4.12	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 10.2 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on November 17, 1997.

4.13	Indenture, dated as of October 15, 2003 and as amended and restated as of February 4, 2004, between Rewards Network Inc. and LaSalle Bank National Association is incorporated herein by reference to Exhibit 4.15 to Rewards Network Inc’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.14	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC is incorporated herein by reference to Exhibit 4.18 to iDine Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 14, 2003.

10.1	Lease by and between Equity Office Properties Management, as agent for Two North Riverside Plaza Joint Venture Limited Partnership, and iDine Rewards Network Inc., dated May 5, 2003 is incorporated herein by reference to Exhibit 10.16 to iDine Rewards Network Inc.’s Annual Report on Form 10-K/A (File No. 001-13806), filed on October 7, 2003.

10.2	Severance and Release Agreement, dated April 28, 2004, between Stephen E. Lerch and Rewards Network Inc. is incorporated herein by reference to Exhibit 10.1 to Reward Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on May 10, 2004.

10.3	Rewards Network Inc. 2004 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.

10.4	Amendment No. 1 to the Rewards Network Inc. 2004 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.

10.5	Rewards Network Inc. 2004 Non-Employee Director Awards Program is incorporated herein by reference to Exhibit 10.4 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.

10.6	Credit Agreement, dated as of November 3, 2004, by and among Rewards Network Inc., Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, and the other lenders party thereto is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on November 4, 2004.

10.7*	Amendment Number One to the Rewards Network Inc. 2004 Non-Employee Director Awards Program

10.8*	Lease by and between Equity Office Management, L.L.C., as indirect manager of San Felipe Plaza, Ltd. and Rewards Network Inc., dated June 25, 2004

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

99.1*	Cautionary Statements

*	Filed herewith