Form 10-K
period 2004-12-31
REWARDS NETWORK INC
filed 2005-03-14
CIK 78536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Based on the closing sale price of the registrant’s common stock as of June 30, 2004, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $177,384,000.

The number of shares of Registrant’s common stock outstanding as of March 10, 2005 was 25,761,390.

DOCUMENTS INCORPORATED BY REFERENCE:    Filings made by companies with the Securities and Exchange Commission (SEC) sometimes “incorporate information by reference.” This means that the company is referring you to information that either was previously filed or will be filed with the SEC, and this information is considered to be part of the document you are reading. Information contained in our Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on May 25, 2005 is incorporated herein by reference in response to Items 10, 11, 12, 13 and 14.

FORWARD-LOOKING STATEMENTS

You should read the following discussion together with our consolidated financial statements and notes to those financial statements, which are included in this report. This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “intends,” “expects,” “could,” “should,” “plans,” “believes,” “estimates” or words or phrases of similar import generally identify forward-looking statements. You are cautioned that forward-looking statements are subject to risks, trends and uncertainties that could cause actual results, performance or achievements to differ materially from those expressed in any forward-looking statements. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to, the following: (i) our dependence on our relationships with airlines and other reward program partners for a significant number of members, (ii) the concentration of a significant amount of our rewards currency in one industry group, the airline industry, (iii) our inability to attract and retain merchants and members, (iv) our inability to maintain an appropriate balance between the number of members and the number of participating merchants in each market, (v) changes to card association rules and practices, (vi) our dependence upon our relationships with transaction processors, presenters and aggregators, (vii) network interruptions or processing errors, (viii) our susceptibility to a changing regulatory environment, (ix) increased operating costs due to privacy concerns of our marketing partners, payment card processors and the public, (x) the failure of our security measures, (xi) our susceptibility to restaurant credit risk, (xii) economic changes, (xiii) an adverse change in our loss experience related to Marketing Credits, (xiv) adverse consequences of changes in our programs that affect the rate of rewards received by members, (xv) our inability to generate sufficient profit margin on expanded restaurant product offerings, (xvi) the loss of key personnel, (xvii) adverse determination of lawsuits in which we are a defendant, (xviii) increasing competition, (xix) our inability to obtain sufficient cash, (xx) the failure of our program offering members rewards for patronizing select hotels,(xxi) the failure of our retail rewards program, (xxii) the failure of our expansion into Canada, (xxiii) our control by Samstock, L.L.C. and its affiliates, (xxiv) the ability of our board of directors to issue shares of our preferred stock without stockholder approval, (xxv) possible future sales of restricted and other shares, (xxvi) the price of our common stock could be volatile, and (xxvii) anti-takeover provisions that could delay or prevent a change in our control even if the change in control would be beneficial to our stockholders. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time or otherwise. See the cautionary statements included as Exhibit 99.1 to this annual report on Form 10-K for a more detailed discussion of the foregoing and other factors that could cause actual results to differ materially from those included in the forward-looking statements and that, among others, should be considered in evaluating our outlook.

PART I

Item 1. Business

Overview

We market and administer loyalty rewards programs that bring our participating merchants and members together. We do this by marketing our participating restaurants to members and offering benefits in the form of cash credits to the member’s payment card account, which we refer to as Cashback RewardsSM savings, airline frequent flier miles and other currencies to members who patronize our participating merchants and pay their bills using a payment card that they have registered with us.

Our participating merchants are principally restaurants and hotels. We attract participating restaurants by purchasing Marketing Credits for food and beverages, which we then use when members dine at the participating restaurant, and by providing Marketing Services that market to members the participating restaurants and offer benefits to members for dining at the participating restaurants. Previously, the Marketing Credits Program was called the Dining Credits Purchase Plan and Marketing Credits were referred to as Rights to Receive, RTR or Dining Credits. Also, our Marketing Services Program was previously referred to as the Revenue Management Plan. We have made these terminology changes to better align the terms with the services provided. Both our Marketing Credits Program and Marketing Services Program are designed to generate incremental business from new and existing customers. We attract participating hotels by providing Marketing Services that market the participating hotels to members, offer benefits to members and are designed to fill empty hotel rooms and generate business from members.

We obtain members through our relationships with airlines and other loyalty program providers, directly through our website, through corporate clients who participate in our corporate program, and through our relationships with payment card issuers. We are able to provide frequent flier miles and other currencies as benefits to members through our relationships with these airlines, payment card issuers and other loyalty program providers.

Shares of our common stock are traded on the American Stock Exchange under the symbol IRN.

Participating Merchants

Restaurants

As of December 31, 2004, we had approximately 10,514 participating restaurants in more than 45 U.S. states and in Canada. We primarily offer two programs for our participating restaurants—the Marketing Credits Program and the Marketing Services Program.

In June 2004, we launched our Marketing Credits Program and Marketing Services Program in Canada in the provinces of Ontario and British Columbia. As of December 31, 2004, we had approximately 92 participating restaurants in Canada.

Marketing Credits Program. Under this program, we purchase food and beverage credits, which we refer to as Marketing Credits, from a participating restaurant, typically for cash, at a discount from the retail price for which the restaurant sells the food and beverages. We then market the participating restaurant to members and offer to members benefits in the form of Cashback Rewards savings, frequent flier miles and other currencies for dining at the participating restaurant. The amount of benefits offered to members may vary by the day of week. When a member dines at a restaurant that participates in the Marketing Credits Program and pays the bill with a payment card registered with us, we are entitled to receive from the participating restaurant a percentage of the total transaction amount (including food, beverages, tax and tip), which we generally debit from the participating restaurant’s bank account. We then reduce the amount of Marketing Credits outstanding with the participating restaurant by an amount equal to the amount that we receive from the participating restaurant.

Marketing Services Program. Under this program, we provide Marketing Services to a participating restaurant by marketing the participating restaurant to members and offering to members Cashback Rewards savings, frequent flier miles and other benefits for dining at the participating restaurant. The amount of benefits offered to members may vary by the day of week. Under the Marketing Services Program, we receive a marketing fee from the participating restaurant only when a member dines at the participating restaurant and pays the bill with a payment card registered with us. The marketing fee is equal to a percentage of the total transaction amount. We generally debit the marketing fee from the participating restaurant’s bank account.

The percentage of the transaction amount that we receive under the Marketing Services Program is less than the percentage of the transaction amount that we receive under the Marketing Credits Program, and as a result, our revenue per transaction in the Marketing Services Program is less than under the Marketing Credits Program. However, the Marketing Services Program does not require us to commit capital through the purchase of any Marketing Credits from the participating restaurant.

Hotels

Since the second quarter of 2003, we have offered a Marketing Services Program for hotels. We market participating hotels to members and offer members reduced rates and Cashback Rewards savings, frequent flier miles and other benefits if they make their reservations at participating hotels through our website or call center.

Our participating hotels include independent hotels, which typically do not have their own loyalty programs, and major hotel chains. Participating hotels either enter into agreements directly with us or participate in the Marketing Services Program through our relationship with Travelweb LLC, a travel distribution company, which has enabled us to expand our hotel Marketing Services Program by including additional independent hotels as well as certain major U.S. hotel chains. The number of participating hotels has grown to approximately 11,321 as of December 31, 2004, with participating hotels located throughout the United States and in Canada. As of December 31, 2004, our hotel program was available to approximately 71% of members.

Under our Marketing Services Program for hotels, we receive a marketing fee from a participating hotel when a member pays for a hotel room with a payment card that they have registered with us after making a reservation through our website or call center. The marketing fee is equal to a percentage of the hotel room rate.

Members

As of December 31, 2004, we had approximately 3.8 million active member accounts. We consider a member account to be active if the account has at least one transaction at a participating merchant during the last 12 months. An active member account may consist of more than one payment card and may have more than one person associated with the account, although we consider each member account to be held by one “member.”

We obtain members from a variety of sources and marketing efforts, including through advertising our programs and through our relationships with major airlines, payment card issuers and other loyalty program providers. In our partner programs, members may be solicited for enrollment or may be directly enrolled by our partners. Generally, a member enrolled in one of our programs through a partner remains a member so long as our relationship with the partner continues, and if our relationship with the partner terminates, in most cases our relationship with the member would terminate. Additionally, members enrolled by our partners may also be unenrolled by the partner, and our partner generally has the right to approve all communications between us and the member.

We offer a choice of programs to members. Members who enroll directly in our Cashback Rewards Program generally pay an annual fee, and members who enroll in our programs that provide benefits to members in other currencies, such as airline frequent flier miles, generally do not pay an annual fee. Our membership programs consist of the following:

Loyalty Partner Programs. We partner with various loyalty program providers to offer their members the opportunity to earn awards, such as airline frequent flier miles or award points, through our programs when their members patronize our participating merchants. These programs are typically co-branded with our loyalty partner (e.g., SkyMiles Dining by Rewards Network). The loyalty program provider benefits by expanding the earning opportunities for its members and increasing the volume of the loyalty currency it sells. In many cases, we work with the loyalty program provider’s affinity payment card issuer by automatically including our benefit as a feature of the payment card.

Airline frequent flier programs represent the largest number of our member accounts that are part of our loyalty partner programs. As of December 31, 2004, we provided dining benefits to nine major airlines, which we believe makes us the largest provider of dining programs for the airline industry. We are actively working to expand our loyalty partnerships beyond airlines. InterContinental Hotels Group, Upromise, eBay and Electronic Script Incorporated (eScrip) are notable instances of non-airline loyalty program providers for which we provide dining benefits.

Cashback Rewards Program. This is a fee-based program that typically provides between 8% and 20% Cashback Rewards savings on charges for food, beverage, tax and tip at participating restaurants and between 5% and 15% Cashback Rewards savings on charges for room rates at participating hotels. Cashback Rewards savings are a cash credit that we make directly to the member’s payment card account. Some Cashback Rewards Program members may receive airline frequent flier miles instead of Cashback Rewards savings.

Members typically pay an upfront $49 annual fee. Alternatively, members may elect to “earn” their fee. In this case, we retain Cashback Rewards savings until the member has received the amount of the fee in Cashback Rewards savings, after which point the member receives the Cashback Rewards savings and we (by not providing a benefit until the amount of the fee has accumulated) have effectively received a fee.

Members of our Cashback Rewards program tend to be our most engaged and profitable members due to the investment they make in the program by virtue of the fee paid and our direct relationship with the members.

Corporate Program. We offer the Corporate Program as a travel and entertainment expense reduction program to large corporations. In this program, the corporate client enrolls in our program some or all of its corporate payment cards issued to its employees. We typically earn an annual fee by retaining a portion of the benefits for each member account enrolled in the program, and we typically pay the benefits earned by the member accounts directly to the corporate client. In some cases, a portion of the benefit goes to employees in the form of airline frequent flier miles, providing further incentives for employees to direct their spending to participating merchants.

Payment Card Issuer Programs. We work with various issuers of general purpose credit, debit and other charge cards to provide a Cashback Rewards program to certain payment card portfolios. Our program is a differentiating feature of the card and provides cardholders with additional opportunities to earn benefits through the payment card’s loyalty program. In some cases, the payment card issuer pays us a fee for their cardholders’ access to our program. As of December 31, 2004, our card issuer partners included Bank of America, Diners Club International, Royal Bank of Canada and JPMorgan Chase.

Registered Card Platform

A critical part of the administration of our programs is our registered card platform. Members enrolled in our programs have a major payment card registered with us and then present that registered payment card while transacting at a participating merchant. Based on our agreements with various processors and presenters throughout the country, we receive data regarding all payment card transactions at our participating merchants. We aggregate this transaction data and then match these data to a file containing members’ registered payment card information, enabling us to determine which transactions were made by members. The transaction data that we receive is encrypted during transmission. We also receive files from some processors where the data is encrypted in a manner that allows us to read transactional data of members only. Members’ transactions are qualified via business rules to determine whether they are eligible for a benefit.

We use the data regarding qualified transactions to provide Cashback Rewards savings, airline frequent flier miles and other benefits to members, depending on the program in which the member is enrolled. We also use these data to invoice and collect our Marketing Services fees from participating merchants and reduce the amount of outstanding Marketing Credits at restaurants that participate in our Marketing Credits Program.

Member Benefits

We provide the vast majority of benefits to members in the form of Cashback Rewards savings, which are a direct cash credit to their payment card account, a dollar-denominated award to their loyalty program account, or a mileage credit to their frequent flier account. Cashback Rewards savings typically represent between 8% and 20% of the member’s total transaction amount with participating restaurants and typically between 5% and 15% of the member’s room rate with participating hotels. Members of our partners’ loyalty programs and payment card issuer programs may receive benefits either as Cashback Rewards savings or in alternative currencies, such as airline frequent flier miles, depending on the particular loyalty program. Members receiving airline frequent flier miles generally earn between five and ten miles for each dollar spent at participating restaurants and between five miles and ten miles for each room rate dollar spent at participating hotels, provided that they make the hotel reservation through us.

We communicate benefit opportunities to members via a variety of communication tools, including email, our website, newsletters, directories, toll-free numbers, fax back services and personal digital assistants.

Marketing

Member Acquisition

We acquire members through the following four channels: Loyalty Partner, Cashback Rewards, Corporate and Payment Card Issuer Programs. We recruit members to our Cashback Rewards Program through marketing and through commission arrangements with third parties which typically involve a commission equal to a portion of the annual fee paid or earned by the member. The table below sets forth for each channel the number of active member accounts as of, and sales for the years ended, December 31, 2004, 2003 and 2002. Active member accounts represent accounts with at least one qualified transaction with one of our participating merchants within the last 12 months. An active member account may consist of more than one payment card and may have more than one person associated with the account, although we consider each member account to be held by one “member.”

	2004
	Active Member Accounts	Sales
	(in thousands)
Loyalty Partner	3,158	$258,602
Cashback Rewards	281	57,620
Corporate	150	17,393
Payment Card Issuer	164	14,463

Total	3,753	$348,078

	2003
	Active Member Accounts	Sales
	(in thousands)
Loyalty Partner	2,880	$253,564
Cashback Rewards	296	70,925
Corporate	163	19,909
Payment Card Issuer	61	4,628

Total	3,400	$349,026

	2002
	Active Member Accounts	Sales
	(in thousands)
Loyalty Partner	2,025	$194,107
Cashback Rewards	282	79,159
Corporate	124	15,772
Payment Card Issuer	19	57

Total	2,450	$289,095

Member Communications, Activation and Sustained Utilization

We market participating restaurants to members using a variety of tools, including email, our website, newsletters, directories, toll-free numbers, fax back services and personal digital assistants. Marketing to members who take part in our Loyalty Partner, Payment Card Issuer and Corporate Programs is subject to review and approval by our program partners. Our relationship with our Cashback Rewards Program members is direct and we have complete control over communications with these members.

Our Corporate Program terms typically require our corporate clients to promote the program among their employees and encourage its use, and we work with our corporate clients to develop and deliver marketing and promotional materials to their employees. In some cases, a portion of the benefit goes to employees in the form of airline frequent flier miles, providing further incentives for employees to direct their spending to participating merchants.

In 2004, we continued to expand and improve our data collection infrastructure to target members for marketing communications, gather and analyze member account data and manage direct marketing campaigns in an effort to increase the effectiveness of our member marketing communications. We also hired employees to focus on improving the utilization of our member database for marketing purposes.

Also in 2004, we retained a new service provider for our email marketing efforts, allowing for increased targeting and customization capabilities, which we believe has increased the effectiveness of our member marketing. In addition to marketing benefits, this initiative has created greater efficiencies related to member marketing costs.

In 2004, we launched a pilot “Preferred Member Program”. The objective of this program is to reward our most active members by providing them with targeted communications and member benefits greater than the benefits provided to our less active members. While results show a positive influence on behavior within certain member segments, the increased activity was not consistent across all member groups tested. We continue to evaluate the results of this program to help determine effective program changes.

Website Marketing and Operations

In 2004, we launched a completely redesigned Rewards Network website. We believe that the new website provides significantly improved usability and functionality for members. Our website has a search engine leading to information relating to participating restaurants and hotels, including restaurant and hotel descriptions, third-party reviews, menus, maps, photos and featured benefits offered by participating merchants. We strive to continually improve the content of our website with the goal to further influence measurable dining and hotel decisions.

In conjunction with the website redesign, we also established an Online Mall with over 250 retailers. Our Cashback Rewards Program members can earn Cashback Rewards savings by shopping at the Online Mall.

In addition to our website, as of December 31, 2004, we hosted and managed more than 26 different websites on behalf of our partners and corporate clients. These 26 websites allow us to host 112 unique website addresses for our partner and corporate websites. These websites are co-branded with our partners and corporate clients. In 2005, we expect to begin a website redesign on the hosted sites of our major partner programs similar to that which we completed for the Rewards Network website.

Merchant Marketing—Program Awareness and Establishing Brand Recognition

As part of our on-going marketing efforts to merchants, we focus on developing sales support materials that include brochures and inserts. Additionally, our marketing efforts include a national, regional and local print media placement, trade-show participation, industry lectures and speaking engagements.

We introduced Merchant Value Proposition reporting, which we refer to as MVP reporting, in 2004. MVP reports provide information for an individual merchant regarding the merchant’s business and members’ transactions at the merchant’s business. We designed MVP reports to help our merchants measure member behavior and the impact of our marketing efforts.

In the interest of improving the retention and recruitment of participating restaurants, we are continually developing new marketing program variations that are designed to meet the needs of restaurants at various stages of the growth cycle. This includes developing alternative offers to meet off-peak or real-time needs of the restaurant operators and developing alternative value propositions that are intended to appeal to the multi-unit restaurant sector.

Dependence on Loyalty Program Partners and Processors

We depend on our relationships with our airline and other partners for a significant number of members and a significant portion of our revenue. We are particularly dependent on our relationships with our airline partners. For the year ended December 31, 2004, approximately 57% of our sales were derived from members enrolled in our programs through airline frequent flier programs. As of December 31, 2004, we had contracts or relationships with nine major airlines and approximately 2.3 million of our approximately 3.8 million active member accounts were enrolled through airline frequent flier programs. In addition, member accounts enrolled through two of our partners jointly accounted for approximately 41% of our active member accounts and approximately 34% of our sales for the year ended December 31, 2004. Members of each of the United Airlines and Upromise, Inc. programs separately accounted for approximately 18% and 17% of our sales for the year ended December 31, 2004, respectively. We have a written agreement with United Airlines that that has been extended until April 30, 2005 while we negotiate a new multi-year agreement with United Airlines. We cannot provide assurances that we will be able to agree to a new multi-year agreement with United Airlines. We have a written agreement with Upromise, Inc. that continues until June 30, 2006.

We depend on our relationship with First Data Merchant Services Corporation to obtain transaction data for approximately 38% of our members’ qualified transactions for the year ended December 31, 2004. We have a written agreement with First Data Merchant Services Corporation that continues until March 24, 2007.

Competition

We compete with a variety of companies and programs for both members and merchants. Our competitors include major payment card companies that offer discount and rewards programs, various loyalty program providers and companies that offer discounted travel services to consumers or marketing programs to merchants. There are numerous small companies that offer services that may compete with the services currently offered or to be offered in the future by us. We also compete with various finance companies to address the liquidity needs of restaurant merchants. We anticipate continued growing competition from companies that use the Internet for marketing purposes and discount programs. Certain of our competitors or potential competitors have substantially greater financial resources and expend considerably larger sums than we do for new product development and marketing. Further, we must compete with many larger and better-established companies for the hiring and retention of qualified sales and marketing personnel.

We believe that we have designed our programs to compete effectively for members and merchants. We believe that we have built the largest multi-payment card loyalty platform in the dining sector. Features that make our programs unique include: (1) the ability to market our participating merchants to a significant number of potential customers; (2) our marketing to members to drive increased business to our participating merchants from new and existing customers; (3) our programs provide substantial savings and benefits to members without the need for a member to present discount coupons or a separate card when paying for a meal or hotel stay; and (4) we provide restaurants that participate in our Marketing Credits Program with cash in advance of customer transactions because of our purchase of Marketing Credits.

Employees

As of December 31, 2004, we had approximately 431 employees of whom approximately 401 are full time. We believe that our relationships with our employees are good. None of our employees are represented by a labor union.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of March 4, 2005:

Name	Age	Position(s)
George S. Wiedemann	60	President, Chief Executive Officer and Director
Bryan R. Adel	42	Senior Vice President, General Counsel, Secretary and Chief Privacy Officer
Gerald J. Hughes	38	Executive Vice President, Product Management
David M. Marks	43	Executive Vice President, Membership Management
Kenneth R. Posner	57	Senior Vice President, Finance and Administration, and Chief Financial Officer
Gregory J. Robitaille	41	Executive Vice President, Corporate Development

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

Bryan R. Adel became Vice President, General Counsel, Secretary and Chief Privacy Officer in April 2003 and became a Senior Vice President in April 2004. For the previous ten years, Mr. Adel held various positions at McDonald’s Corporation, the world’s leading food service retailer, most recently Managing Counsel, International Legal. From January 2001 to February 2003, Mr. Adel served on the board of directors of Chipotle Mexican Grill, Inc., a company that operates quick-service eateries that is majority owned by McDonald’s Corporation.

Gerald J. Hughes became Executive Vice President, Product Management in January 2005. From January 2004 to January 2005, he was Chief Operating Officer, Dining; from July 2003 to January 2004, he was Executive Vice President, Business Development; and from November 2000 to July 2003, Mr. Hughes was Senior Vice President, Business Development. Prior to that, he served as Vice President of Business Development for our subsidiary iDine.com, Inc.

David M. Marks became Executive Vice President, Membership Management in January 2005. Prior to that, commencing in April 2003, he served as Senior Vice President & Chief Operating Officer, Travel. From March 2000, Mr. Marks served as Vice President Online Marketplace and Supplier Technology Sales for StarCite, Inc., an industry leader in the corporate meetings and events procurement market.

Kenneth R. Posner became Senior Vice President, Finance and Administration, in August 2003 and Chief Financial Officer in October 2003. From August 2002 until December 2004, Mr. Posner served as President and Chief Executive Officer of Angelo and Maxie’s, Inc., a company that operated steakhouses. From April 2001 to July 2003, Mr. Posner served as President and Chief Financial Officer of Angelo and Maxie’s, Inc., and from April 1999 to July 2000, he was Executive Vice President and Chief Financial Officer of Lodgian, Inc., an owner and operator of full-service hotels. For 18 years prior to that, he was Senior Vice President of Finance and Treasurer of H Group Holdings, Inc., a diversified company with interests in the hotel, gaming and real estate industries. He has also served on the boards of directors for most business units of H Group Holdings, Inc. and as a trustee of all of its employee benefit programs.

Gregory J. Robitaille became Executive Vice President, Corporate Development in January 2005. Prior to that, he served as Executive Vice President, Corporate Development starting in February 2001. From April 2000 to January 2001, Mr. Robitaille managed our Marketing Services and web site projects, and from September 1995 to March 2000, he was a managing director for Equity Group Investments, L.L.C., a private investment firm affiliated with Samstock, L.L.C., and our largest stockholder.

Available Information

Our principal executive offices are located at Two North Riverside Plaza, Suite 950, Chicago, Illinois 60606, and our telephone number is (312) 521-6767. Our website is www.rewardsnetwork.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with or furnish such material to the SEC. You may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 2. Properties

The following table sets forth certain information regarding our principal facilities as of December 31, 2004:

Location	Monthly Rent	Terms of Lease	Square Footage
Chicago—Executive offices	$25,120	09/01/03 - 08/31/08	15,575
Miami—Operations	50,004	07/01/02 - 06/30/05	25,898
New Jersey—Backup IT Center	4,438	Month to month	3,277
New York—Sales	12,705	09/01/01 - 10/31/06	3,000
Los Angeles—Sales	7,482	06/01/01 - 05/31/06	2,057
Atlanta—Sales	5,723	05/01/03 - 04/30/08	1,518
Washington DC—Sales	4,327	01/01/01 - 12/31/08	1,923
Boston—Sales	3,463	09/01/00 - 08/31/08	1,500

In addition to the properties listed above, we have fourteen sales offices throughout the United States and Canada. We believe our properties are generally in good condition and adequate for our needs. Furthermore, we believe that suitable additional or replacement space will be available when and if needed.

Item 3. Legal Proceedings

On May 25, 2004, a complaint was filed in the Los Angeles County Superior Court against us and certain of our subsidiaries by Bistro Executive, Inc., Westward Beach Restaurant Holdings, LLC and MiniBar Lounge, all of which were participants in our Dining Credits Purchase Program (the “Dining Plan”), and their respective owners.

The complaint purports to be a class action brought by the named plaintiffs on behalf of a class consisting of all restaurants located in California who participated in the Dining Plan and all persons in California who provided personal guaranties of obligations under the Dining Plan. The complaint claims that amounts we paid under the Dining Plan constituted loans, and asserts claims for damages and equitable and injunctive relief for violations of California usury laws and the California Unfair Business Practices Act and declaratory relief. The complaint seeks, among other relief, disgorgement of all purported “interest” and profits earned by us from the Dining Plan in California, which plaintiffs allege to be a significant portion of an amount in excess of $300 million, and treble damages for all purported “interest” paid within one year prior to the filing of the complaint.

On June 25, 2004, the action was removed to the United States District Court for the Central District of California. We believe that the complaint is without merit and intend to vigorously defend against it. The ultimate cost to us from this action is not possible to predict and may not be determined for a number of years.

On October 1, 2004, a complaint was filed in the United States District Court for the Eastern District of Texas against us by Source Inc. The complaint claims that we are infringing four patents owned by Source Inc. The complaint seeks among other relief, treble damages due to willful infringement and equitable relief. We are investigating the claims asserted by Source Inc. and we believe that the complaint is without merit. We intend to vigorously defend against these claims. The ultimate cost to us from this action is not possible to predict and may not be determined for a number of years.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the three-month period ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the American Stock Exchange. The following table sets forth, for the periods presented, the high and low sales prices per share of our common stock, as reported on the American Stock Exchange.

Quarter Ended	Low	High
March 31, 2003	$6.73	$11.80
June 30, 2003	7.30	13.75
September 30, 2003	13.25	17.50
December 31, 2003	9.90	16.73
March 31, 2004	8.90	12.25
June 30, 2004	8.51	11.29
September 30, 2004	6.20	8.90
December 31, 2004	4.88	7.62

The number of holders of record of our common stock as of March 4, 2005 was approximately 280.

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

	Year ended December 31,			Three months ended December 31,		Year ended September 30,
	2004	2003	2002	2001	2000	2001	2000
					Unaudited
Statements of Operations Data:

Sales	$348,078	$349,026	$289,095	$50,629	$43,981	$190,037	$180,627

Net revenue	89,711	88,638	70,709	12,162	9,835	45,401	36,356

Other operating revenue	3,536	4,684	5,140	1,632	1,915	7,785	10,002

Total operating revenues	93,247	93,322	75,849	13,794	11,750	53,186	46,358

Total operating expenses	68,195	64,771	55,949	12,109	11,301	47,450	46,831

Operating income (loss)	25,052	28,551	19,900	1,685	449	5,736	(473)

Other income (expense), net	(2,804)	(2,371)	(1,993)	(529)	(1,342)	(4,317)	(5,682)

Income (loss) before income taxes and extraordinary item	22,248	26,180	17,907	1,156	(893)	1,419	(6,155)

Income tax provision (benefit)	9,031	10,470	(1,328)	71	—	85	—

Extraordinary item, loss on early extinguishment of debt, net of tax	—	—	—	—	—	—	(1,623)

Net income (loss)	$13,217	$15,710	$19,235	$1,085	$(893)	$1,334	$(7,778)

Net income (loss) available to common stockholders	$14,865	$16,048	$(714)	$788	$(1,194)	$131	$(8,981)

Per Share Data:

Net income (loss)
Basic (1)	$0.53	$0.68	$(0.04)	$0.05	$(0.07)	$0.01	$(0.63)

Diluted (1)	$0.50	$0.61	$(0.04)	$0.05	$(0.07)	$0.01	$(0.63)

Weighted average number of common and common equivalent shares outstanding:
Basic (1)	24,837	23,056	18,357	15,781	16,177	15,983	14,149

Diluted (1)	29,731	26,439	18,357	16,089	16,177	16,281	14,149

Balance Sheet Data:

Total assets	$200,671	$187,125	$152,143	$109,390	$112,359	$108,320	$121,581
Revolving securitization	—	—	60,000	55,500	56,442	55,500	59,625
Long-term debt	70,000	70,000	—	—	—	—	—

Redeemable preferred shares	—	—	133	9,672	9,672	9,672	9,700
Stockholders’ equity	92,368	73,647	52,268	20,717	19,555	20,157	21,106
Long term debt to total assets	35%	37%	—	—	—	—	—
Earnings to fixed charges	511%	560%	557%	156%	48%	92%	12%

(1)	Basic and diluted net income (loss) for the year ended December 31, 2002 has been revised. See note 1(b) to the consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data)

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those financial statements provided under Part II, Item 8 of this annual report on Form 10-K.

Overview

We market and administer loyalty rewards programs that bring our participating merchants and our members together. We do this by marketing our participating restaurants to our members and offering benefits in the form of Cashback Rewards savings, airline frequent flier miles and other currencies to our members who patronize our participating merchants and pay their bills using a payment card that they have registered with us.

Our participating merchants are principally restaurants and hotels. We attract participating restaurants by purchasing Marketing Credits for food and beverages, which we then use when members dine at the participating restaurant, and by providing Marketing Services that market to members the participating restaurants and offer benefits to members for dining at the participating restaurants. Both our Marketing Credits Program and Marketing Services Program are designed to generate incremental business from new and existing customers. We attract participating hotels by providing Marketing Services that market the participating hotels to members, offer benefits to members and are designed to fill empty hotel rooms and generate business from members.

We obtain members through our relationships with airlines and other loyalty program providers, directly through our website, through corporate clients who participate in our corporate program, and through our relationships with payment card issuers. We are able to provide frequent flier miles and other currencies as benefits to members through our relationships with these airlines, payment card issuers and other loyalty program providers.

Our business is dependent on, among other things, members’ continuing propensity to dine in our participating restaurants and earn benefits. In this regard, having a diverse and expanding inventory of participating restaurants is an important element to our continuing growth and profitability.

We generate revenue when members dine at participating restaurants and use a payment card that they have registered with us and when members stay at participating hotels after making a reservation through us and use a payment card that they have registered with us. For transactions at participating restaurants, our revenue is equal to a percentage of members’ total dining transaction. For transactions at participating hotels, our revenue is equal to a percentage of members’ room rate. These revenues are applied to recover our costs where we have purchased Marketing Credits; provide benefits to members; cover our selling, general and administrative expenses; and generate operating income that provides a return for our stockholders.

We have been providing loyalty rewards programs in the restaurant industry since 1984. We launched programs in the hotel industry in 2003 and in retail in the fourth quarter of 2004. These new programs are of a marketing nature and, therefore, we expect that they will not require an outlay of capital to merchants. In 2004 our restaurant merchant base decreased by approximately 300 merchants. Although we enjoyed modest growth in Marketing Credits merchants, we also experienced a substantial decrease in the number of Marketing Services merchants. We have introduced an expanded suite of Marketing Credits products and in January 2005 began the introduction of a revised suite of Marketing Services products. These new products have been developed to enhance our ability to attract additional merchants to our programs and to reduce the rate of merchant attrition from our programs. In order to concentrate on restoring growth to our restaurant merchant base, we recently decided to defer further expansion of our hotel and retail programs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the allowance for Marketing Credits losses, the valuation allowance, if any, for net deferred tax assets, investments and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Marketing Credits Losses

We provide allowances for Marketing Credits losses based on our estimate of losses that would result from the inability of participating merchants to remain in business and enable us to recover outstanding Marketing Credits. If the financial condition of our merchant base were to deteriorate beyond our expectations, resulting in participating merchants’ inability to provide food and beverage to members thereby reducing the recoverability of Marketing Credits, additional allowances may be required.

We review our ability to realize Marketing Credits on a regular basis and provide for anticipated losses on Marketing Credits from restaurants that have ceased operations, restaurants that interfere with our ability to recover unused Marketing Credits and restaurants whose Marketing Credits are not being utilized by members. All other balances are segregated and evaluated based on the size of balance and the number of months required to recover the Marketing Credits outstanding. Losses are reduced by recoveries of Marketing Credits previously written off. Account balances are charged off against the allowance after collection efforts have been exhausted.

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

Goodwill and intangibles with indefinite lives are tested for impairment annually at December 31 or more frequently when events or circumstances indicate that impairment may have occurred. We are subject to financial statement risk to the extent that intangible assets become impaired due to decreases in the fair market value of the related underlying business. As of December 31, 2004, we had unamortized goodwill of $9,671.

Revenue Recognition

We recognize revenue when members patronize our participating merchants and pay using a payment card they have registered with us. Revenue is recognized only if the member’s transaction qualifies in accordance with the rules of the particular marketing program. The amount of revenue recognized is that portion of the member’s total transaction amount that we are entitled to receive in cash, in accordance with the terms of our contract with the participating merchant. For example, if a member’s total transaction amount is $100 at a participating restaurant merchant, as evidenced by the full amount of the payment card transaction, and our contract provides for us to receive 80%, the amount of revenue we recognize is $80, representing what we will actually realize in cash. Similarly, under the typical Marketing Services Program contract, we recognize revenue only to the extent that we are contractually entitled to receive cash for a portion of the member’s total transaction amount. The same $100 transaction referred to above at a Marketing Services Program merchant may only yield $25 in cash to be realized. A $100 room rate at a Marketing Services hotel merchant will yield between $10 and $25.

Membership Fees and Other Income

Membership fees and other income consists principally of renewal fees from the Cashback Rewards Program members and is recognized over the membership period, which is usually twelve months beginning in the month the fee is received. Cardholder membership fees are cancelable and refunded to members, if requested, on a pro rata basis based on the remaining portion of the membership. In those cases where we earn an annual fee by retaining a portion of the benefits for each member account enrolled in the program, the retained portion reduces the amount of rewards and savings we record.

Results of Operations

As a means of better explaining our operations and results, the following table illustrates the relationship between revenue and expense categories for the years ended December 31, 2004, 2003 and 2002.

	Percentage of Sales
	2004	2003	2002
Sales	100.0	100.0	100.0
Cost of sales	48.5	48.0	48.7
Provision for Marketing Credits losses	5.7	4.7	5.3
Member rewards and savings	20.1	21.9	21.6

Net revenue	25.8	25.4	24.4

Membership fees and other income	1.0	1.3	1.8

Total operating revenue	26.8	26.7	26.2

Salaries and benefits	5.3	4.8	4.9
Sales commission and expenses	5.8	5.8	5.3
Member and merchant marketing expenses	1.9	2.4	2.9
General and administrative expenses	6.6	5.6	6.3

Total operating expenses	19.6	18.6	19.4

Operating income	7.2	8.2	6.8

Other income (expense), net	(0.8)	(0.7)	(0.7)

Income before income tax provision	6.4	7.5	6.1

Income tax provision (benefit)	2.6	3.0	(0.5)

Net income	3.8	4.5	6.6

Comparison of the Years Ended December 31, 2004 and 2003

The following table sets forth for the periods presented our sales, components of our costs of sales and certain other information for each of our two revenue plans.

Results of Operations (Year ended December 31, 2004 versus December 31, 2003)

	(dollars in thousands, except average transaction amount and per share data)
	2004			2003
	Marketing Credits Program	Marketing Services Program	Total	Marketing Credits Program	Marketing Services Program	Total
Qualified transactions	$427,782	$114,636	$542,418	$418,806	$109,834	$528,640
Sales yield	74.9%	24.0%	64.2%	76.4%	26.3%	66.0%
Sales	320,589	27,489	348,078	320,139	28,887	349,026
Cost of Marketing Credits	167,667	—	167,667	166,249	—	166,249
Processing fee	986	85	1,071	1,175	105	1,280

Total cost of sales	$168,653	$85	$168,738	$167,424	$105	$167,529

Provision for Marketing Credits losses	19,711	—	19,711	16,502	—	16,502
Member rewards and savings			64,007			71,873
Bonus rewards			1,084			771
Partner Commissions			4,827			3,713

Total member rewards and savings			69,918			76,357

Net revenue			$89,711			$88,638

As more fully discussed below, sales for 2004 decreased 0.3% when compared to the prior year primarily due to a decrease in the sales yield recognized from qualified transactions, a reduction in the average transaction amount and a decrease in the number of our Marketing Services participating restaurant merchants.

Qualified transactions at our participating merchants (which are transactions where members are entitled to receive rewards or savings) increased $13,778 or 2.6% to $542,418 for the year ended December 31, 2004 as compared to $528,640 for the prior year. A decrease in the average transaction amount to $48.95 for the year ended December 31, 2004 from $50.51 for the prior year was more than offset by the increase in number of transactions, which increased by 5.9% to approximately 11,081 for 2004 as compared with 10,466 for 2003. The increase in the number of transactions was primarily the result of a 9.8% increase in the number of our active member accounts to 3,753 at December 31, 2004 as compared with 3,417 at December 31, 2003. An active member account is an account with at least one qualified transaction with one of our participating merchants during the previous 12 months. We believe that the lower average dining transaction amount in 2004 compared with 2003 was due to a number of factors, including, but not limited to, the replacement of some restaurant merchants in our programs with restaurant merchants with lower menu prices, decreased sales in some large primary markets, increased weekday revenues where transaction amounts tend to be slightly lower, increased transactions among member groups with lower average dining transaction amounts and decreased transactions among member groups with higher average dining transaction amounts.

Sales yield, which represents sales as a percentage of qualified transaction amounts, decreased to 64.2% for the year ended December 31, 2004 compared with 66.0% for the prior year. The decline in the sales yield reflects the changing mix in business propositions marketed to our merchants. We continue to work to improve restaurant merchant products to meet the needs of new merchants and reduce attrition of existing merchants. Many of these products have more favorable pricing for our Marketing Credits to our merchants and have resulted in lower sales yield from Marketing Credits Program and Marketing Services Program qualified transaction amounts. Dining qualified transaction amounts included in the Marketing Services Program decreased $3,857 to $104,261 for 2004 compared with $108,118 for 2003 and hotel qualified transaction amounts included in the Marketing Services Program increased $8,139 to $9,855 for 2004 compared with $1,716 for 2003. Dining Marketing Services Program qualified transactions typically have a higher sales yield than hotel qualified transactions and, therefore the decrease in dining qualified transaction amounts to 90.9% of total Marketing Services Program qualified transaction amounts for 2004 compared with 98.4% of total Marketing Services Program qualified transaction amounts for 2003 resulted in lower overall yield from the Marketing Services Program.

We have introduced new Marketing Services products and expanded our offering of Marketing Credits products. Accordingly, we expect that in the future our sales yield percentage will further decline as qualified transactions from our Marketing Services Program represent a larger percentage of our total qualified transactions, and to the extent we offer restaurant merchants participating in our Marketing Credits Program more favorable economics to address the increased rate of attrition we have been experiencing and to attract new restaurant merchants. To the extent that we are successful in reducing restaurant merchant attrition and attracting new restaurant merchants, we believe that the increased sales that result from having more restaurant merchants should offset the lower sales yield.

Cost of sales, which is composed of the cost of Marketing Credits and related processing fees, increased to 48.5% of sales for the year ended December 31, 2004 compared to 48.0% of sales for the prior year. Contributing to the increase in the cost of sales percentage was the decrease in sales under our Marketing Services Program to 7.9% of total sales for the year ended December 31, 2004 compared to 8.3% of total sales for the prior year. There is no cost of sales associated with sales under our Marketing Services Program and, therefore, the relative decrease in these sales as a percentage of total sales results in a higher total cost of sales percentage. Also, many of the new products designed to meet the needs of merchants and reduce the rate of attrition not only have lower sales yield, but they have more favorable pricing of Marketing Credits for our merchants and have resulted in a higher cost of sales for our Marketing Credits portfolio for the year ended December 31, 2004 compared to the prior year.

The provision for Marketing Credits losses increased to 5.7% of total sales and 6.1% of Marketing Credits Program sales for the year ended December 31, 2004 compared to 4.7% of sales and 5.2% of Marketing Credits Program sales for the year ended December 31, 2003. At the end of each reporting period we estimate the allowance for doubtful Marketing Credits accounts and, if necessary, adjust the provision for losses. The Marketing Credits portfolio is aged based on sales for the preceding quarter and the allowance is computed primarily by applying estimated loss percentages to the aged portfolio. Allowances are also provided for specifically identified accounts and for Marketing Credits balances that are large or slow moving.

Member rewards and savings which include partner commissions and incentive bonus rewards paid to members, decreased to 20.1% of sales for 2004 compared to 21.9% of sales for 2003. There are two primary reasons for the decrease in the rate of rewards during 2004. First, in some cases, as part of the changes in merchant deal economics, we have reduced member benefit levels. Secondly, in the second quarter of 2004, we introduced a program of variable benefits whereby some of our member rewards and savings are tied to their level of participation in our programs. The reduced rate of rewards paid to less engaged members has resulted in a lower overall effective rate of reward earned by our total membership base in 2004. Partially offsetting this reduced expense was an increase in commissions paid to loyalty program partners reflecting increased program usage by their members.

Membership and other income decreased $1,148 or 24.5% for the year ended December 31, 2004 compared with the prior year. The decrease can be primarily attributed to the decline in membership fee income and reflects the continuing effects of a change in our marketing strategy. In the fourth quarter of 1999, we reduced our marketing of the fee-based membership due to changes in the regulatory environment regarding direct marketing solicitations and we shifted our marketing strategy to focus on marketing a no-fee dining program to key affinity and loyalty partners where we could take advantage of the registered card platform and enroll large quantities of accounts at a reduced cost of acquisition and solicitation.

Salaries and benefits increased $1,541 or 9.2% to $18,322 for the year ended December 31, 2004 from $16,781 for the prior year primarily as a result of annual merit increases, higher employee benefit costs and a planned increase in the number of employees principally in marketing, information technology, finance and our Canada and Retail initiatives. These increases were partially offset by a lower level of management incentive compensation in 2004 compared to 2003.

Sales commissions and expenses amounted to 5.8% of sales for the year ended December 31, 2004 and 2003. In January 2004, we adopted a new sales consultant compensation plan which we believed would decrease sales commission as a percentage of sales in 2004. Although actual sales commissions decreased for the year ended December 31, 2004, the replacement of some of our more experienced sales consultants with less experienced sales consultants who earn a fixed salary as part of their compensation increased the guaranteed salaries paid to sales consultants. The additional guaranteed salaries paid to new sales consultants, coupled with increased sales expenses caused primarily by increased travel allowances, training and seminar expenses, resulted in the same overall sales commissions and expenses as a percentage of sales for the year ended December 31, 2004 compared to the prior year. We have included in sales commissions and expenses for the years ended December 31, 2004 and 2003 all costs associated with generating sales, including the cost of sales managers’ salaries, which were reported in 2003 in salaries and benefits.

Member and merchant marketing expenses decreased $1,935 or 23.0% for the year ended December 31, 2004 compared with the prior year. A reduction in directory printing and mailing costs was realized in 2004. This is primarily due to the marketing initiative we began in the second half of 2003, replacing national directories with a customized, pocket-sized, eight-panel directory of restaurant listings in a member’s frequent dining areas (which we call “Fold-N-Go statements”) for segments of our membership base. These Fold-N-Go statements are less expensive to produce and distribute than the directories. We have included in member and merchant marketing expenses for the years ended December 31, 2004 and 2003 all costs associated with printing and postage relating to merchant and member communication which in 2003 were included in printing and postage. In addition to the decrease in printing and postage, there were decreases in web site enhancement costs which were partially offset by restaurant merchant marketing expenses such as newsletters and survey costs and hotel member marketing, primarily through direct and electronic mailings.

General and administrative expenses increased $3,759 or 19.5% for the year ended December 31, 2004 compared with the prior year. The increase is primarily the result of increases in professional fees which increased $2,679 or 97.3% primarily due to increases in professional fees associated with the requirements under Sarbanes-Oxley for the review and evaluation of internal control and legal costs for various litigation matters. Also increasing for the year ended December 31, 2004 compared with the prior year were rent and other office expenses by $474 or 22.3% to $2,594 due primarily to rent increases, the opening of some new sales offices and increases in temporary services; telephone by $244 or 27.4% to $1,136 due to increases in outbound long distance call volumes; programming and systems by $155 or 5.8% to $2,840 primarily due to website enhancements; and other expenses by $203 or 3.1% to $6,866 primarily due to an impairment of $500 on an investment in a development stage entity partially offset by decreases in severance and recruiting costs.

Interest expense and financing costs related to our securitization facility, revolving credit facility and convertible subordinated debentures increased $587 or 22.9% for the year ended December 31, 2004 compared to the prior year. The increase in our interest expense is a result of our having an additional $10,000 of debt outstanding for the full year of 2004 compared to only approximately two and a half months in 2003 and having a fixed interest rate on our convertible subordinated debentures that were outstanding for 2004 that is higher than the floating rate on the securitization facility under which we had outstanding debt through most of 2003. In addition, on November 3, 2004, we entered into a $50 million unsecured revolving credit facility with Bank of America, N.A. and LaSalle Bank, N.A. This facility expires on July 13, 2008. The amortization of origination fees and expenses relating to this credit facility is included in our 2004 interest expense and financing costs.

Our effective tax rate for the year ended December 31, 2004 was 40.6% compared with 40.0% for the prior year due to the increase in the weighted average effective state tax rate resulting from a shift in the apportionment factors among the states in which we conduct business.

Net income decreased 15.9% to $13,217 for the year ended December 31, 2004 compared to $15,710 in 2003. In addition, our weighted average shares and our diluted weighted average shares outstanding increased to 24,837 and 29,731, respectively, for 2004 compared with 23,056 and 26,439, respectively, for 2003. The increase in the weighted average shares and our diluted weighted average shares coupled with the decrease in net income resulted in the decreased earnings per share and diluted earnings per share of $0.53 and $0.50, respectively, compared with $0.68 and $0.61, respectively, for 2003. We adopted the Emerging Issues Task Force of the FASB Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”) as of December 31, 2004. We have $70 million of 3.25% debentures that are convertible into approximately 3.9 million shares of common stock if certain conditions are met. Applying the if-converted method, as required by EITF 04-08, net income for the diluted earnings per share calculation is adjusted for interest expense associated with the convertible debt instrument and diluted weighted average shares outstanding are increased for shares issuable upon conversion. Prior period diluted shares outstanding and diluted earnings per share amounts have been revised to present comparable information.

Results of Operations (Year ended December 31, 2003 versus December 31, 2002)

	(dollars in thousands, except average transaction amount and per share data)
	2003			2002
	Marketing Credits Purchase Program	Marketing Services Program	Total	Marketing Credits Purchase Program	Marketing Services Program	Total
Qualified transactions	$418,806	$109,834	$528,640	$352,158	$61,447	$413,605
Sales yield	76.4%	26.3%	66.0%	77.2%	28.1%	69.9%
Sales	320,139	28,887	349,026	271,826	17,269	289,095
Cost of Marketing Credits	166,249	—	166,249	140,128	—	140,128
Processing fee	1,175	105	1,280	669	43	712

Total cost of sales	$167,424	$105	$167,529	$140,797	$43	$140,840

Provision for Marketing Credits losses	16,502	—	16,502	15,229	—	15,229
Member rewards and savings			71,873			58,052
Bonus rewards			771			1,245
Partner commissions			3,713			3,020

			76,357			62,317

Net revenue			$88,638			$70,709

As more fully discussed below, sales for 2003 increased primarily due to the following factors: an increase in the number of our active member accounts, an increase in the number of our participating merchants and our expansion into secondary geographic markets.

Qualified transactions at our participating merchants (which are transactions where members are entitled to receive rewards or savings) rose 27.8% for the year ended December 31, 2003 as compared to the prior year. A decrease in the average transaction amount to $50.51 for the year ended December 31, 2003 from $52.46 for the prior year was more than offset by the increase in number of transactions which increased by 32.7% to approximately 10,466 for 2003 as compared with 7,885 for 2002. The increase in the number of transactions was primarily the result of a 38.2% increase in the number of our active member accounts as well as an 11.9% increase in the number of our participating merchants at December 31, 2003 as compared with December 31, 2002. An active member account is an account with at least one qualified transaction with one of our participating merchants during the previous 12 months. Expansion into secondary markets, along with decreased sales in some large metropolitan markets due to the loss of some large and multi-unit restaurants, contributed to a lower average transaction amount in 2003 compared to 2002.

Sales yield, which represents sales as a percentage of qualified transaction amounts, decreased to 66.0% for the year ended December 31, 2003 compared with 69.9% for the year ended December 31, 2002. The decline in the sales yield reflects the changing mix in business propositions marketed to our merchants. Under our Marketing Credits Program, sales are recognized as the amount of a member’s dining transaction recovered from the merchant, typically 80%. Under our Marketing Services Program, the percentage of a member’s transaction that we recover from the merchant, and therefore recognize as sales, ranges between 10% and 35%. For the year ended December 31, 2003, Marketing Services Program qualified transactions increased 78.7% to $109,834 when compared with the same period in 2002. As we move more to a marketing company business model, it is anticipated that a larger percentage of our qualified transactions will be derived from our Marketing Services Program arrangements. Although we receive less cash in Marketing Services Program transactions than we receive in Marketing Credits Program transactions, we do not have the financial risk associated with purchasing Marketing Credits.

Sales for the year ended December 31, 2003 were up 20.7% when compared to the prior year. We have expanded the number of accounts enrolled through almost all our airline relationships, and in the year ended December 31, 2003 we experienced an increase in the number of our active member accounts from all but one of our airline partners. In the year ended December 31, 2003, we also had increases in active member accounts enrolled through existing partner loyalty programs and we added a new Diners Club payment card program.

Cost of sales, which is composed of the cost of Marketing Credits and related processing fees, decreased to 48.0% of sales during 2003 compared to 48.7% of sales for 2002. The decrease is primarily attributable to the increase in sales under our Marketing Services Program to 8.3% of total sales for 2003 compared to 6.0% of total sales for 2002. There is no cost of sales associated with sales under our Marketing Services Program and, any change in these sales as a percentage of total sales would result in a change in the total cost of sales percentage. The overall decrease in cost of sales percentage was offset in part from a slightly lower sales yield in 2003 compared with 2002 as well as increased processing fees due to increased volume and pricing for processing.

The provision for Marketing Credits losses decreased as a percentage of sales when comparing the year ended December 31, 2003 to December 31, 2002 due to our better-than-expected Marketing Credits charge-off experience. The overall rate for 2003 was 4.7% of total sales compared to 5.3% for 2002. At each balance sheet date we estimate the allowance for doubtful Marketing Credits accounts and, if necessary, adjust the provision for losses. The Marketing Credits portfolio is aged based on sales for the preceding quarter and the allowance is computed primarily by applying estimated loss percentages to the aged portfolio. Allowances are also provided for specifically identified accounts and for accounts in excess of certain dollar and/or utilization thresholds.

Member rewards and savings increased to 21.9% of sales for 2003 compared to 21.6% of sales for 2002. This increase can also be attributed to growth in sales under our Marketing Services Program. Member rewards and savings represent a greater percentage of Marketing Services Program sales than of Marketing Credits Purchase Plan sales due to the lower yield on Marketing Services Program sales.

Membership fees and other income decreased $456 or 8.9% for the year ended December 31, 2003 compared with the prior year. The decreased fee income reflects a change in our marketing strategy. In the fourth quarter of 1999, we reduced our marketing of the fee-based membership due to changes in the regulatory environment regarding direct marketing solicitations and we shifted our marketing strategy to focus on marketing a no-fee dining program to key affinity and loyalty partners where we could take advantage of the registered card platform and enroll large quantities of accounts at a very low cost of acquisition and solicitation.

Salaries and benefits increased $2,492 or 14.9% to $16,781 during the year ended December 31, 2003 from $14,289 for the year ended December 31, 2002 primarily as a result of annual merit increases, higher employee benefit costs and a planned increase in the number of employees principally in customer services, information technology, marketing, corporate and business development.

Sales commissions and expenses amounted to 5.8% of sales for the year ended December 31, 2003 compared to 5.3% for the year ended December 30, 2002. In April 2002, we changed our sales consultants’ compensation plan resulting in compensation being paid primarily in the form of sales commission. Therefore, 2002 sales commissions and expenses reflect only nine months of the new sales compensation plan versus a full year in 2003. Sales commissions and expenses also increased due to sales contest awards, moving expenses and a 67.3% increase in Marketing Services Program sales where the commission rate was slightly higher during 2003.

Member and merchant marketing expenses remained fairly stable at $8,408 for the year ended December 31, 2003 compared with $8,446 for the year ended December 31, 2002. Increases in website enhancement costs and merchant marketing were offset by decreases in member stimulation mailings.

General and administrative expenses increased $1,511 or 8.5% for the year ended December 31, 2003 compared with the prior year. However, in 2002, we recorded a $1,500 charge for severance versus $880 in 2003. Excluding the impact of severance expenses, general and administrative expenses increased $2,131 for the year ended December 31, 2003 compared with the prior year. The increase is primarily the result of increases in rent and other office expenses, corporate and moving expenses related to the opening of the Chicago executive offices, recruiting costs relating to the hiring of several officers, professional fees related to restaurant collection matters and general insurance related principally to increased workers compensation insurance premiums due to the increased number of employees.

Interest expense and financing costs related to our securitization facility and convertible subordinated debenture offering increased $427 or 20.0% for the year ended December 31, 2003 compared to 2002. Favorable interest rates experienced during 2003 were more than offset by higher renewal fees, an increase in the securitization facility limit and costs associated with the issuance of the debentures.

Our effective tax rate for 2003 was 40.0%. Our 2003 earnings reflect our fully taxable status whereas the 2002 operating results include the reversal of a deferred tax valuation reserve allowance of $3,676 and utilization of net operating loss carry forwards.

Net income decreased 18.3% to $15,710 for the year ended December 31, 2003 compared to $19,235 in 2002. Diluted earnings per share increased to $0.61 for 2003 compared to ($0.04) for 2002. The 2002 diluted earnings per share have been revised to include an adjustment to arrive at income available to common stockholders of $19,172 related to the repurchase of Series A Preferred Stock. Additionally, the 2003 earnings reflect our fully taxable status whereas 2002 includes a significantly lower effective tax rate due to utilization of net operating loss carry forwards and the reversal of a deferred tax valuation reserve allowance.

Contractual Obligations

We lease facilities and equipment under long-term operating leases. These contractual obligations entered into in the ordinary course of business are not required to be reflected in our consolidated balance sheets, but may impact our liquidity. The following table sets forth our future minimum lease payments under non-cancelable operating leases, long-term debt and other contractual obligations and commitments at December 31, 2004:

	Payments by Due Periods
Contractual Obligations and Commitments	Total	Less than 1 year	1-3 years	3-5 years
Revolving credit facility	$—	$—	$—	$—
Convertible subordinated debentures	70,000	—	—	70,000
Leases	1,420	967	572	404

Total	$71,420	$967	$572	$70,404

Liquidity and Capital Resources (dollars in thousands except share and per share data)

General

Our working capital was $142,506 at December 31, 2004 versus $114,863 at December 31, 2003. The $27,643 increase can be primarily attributed to the $24,714 increase in our net Marketing Credits, a portion of which was funded by our available for sale investments and the rest from operations. Operating activities during the year ended December 31, 2004 resulted in net cash used of $12,824. As of December 31, 2004, we had $50,000 available under our revolving credit facility.

During the year ended December 31, 2004, $11,572 of investments were liquidated to fund operational activities and capital expenditures. Capital expenditures for the year ended December 31, 2004 were $5,298 and consisted primarily of website development for our products and software development relating to our hotel and retail initiatives, our geographical expansion into Canada and the new sales compensation plan. Our available for sales investment securities were invested in government notes and certificates of deposit and totaled $7,049 at December 31, 2004. We believe that cash to be used in investing activities associated with capital expenditures in the year ending December 31, 2005 will be approximately $4,000.

During the year ended December 31, 2004, the only source of financing cash flow was provided from the exercise of warrants and options.

We believe that investments available for sale at December 31, 2004, together with cash on hand, cash generated from operations and available under the revolving credit facility will be sufficient to satisfy all of our funding requirements during 2005.

Revolving Credit Facility

On November 3, 2004, we entered into an unsecured revolving credit facility with Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, and the other lender party thereto, allowing us to borrow up to $50,000 prior to July 13, 2008. Up to $5,000 of the facility can be used for letters of credit. The interest rates under the credit facility vary and are based on the federal funds rate, the prime rate and/or LIBOR and our ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. Advances under the credit facility are subject to certain conditions precedent, including the accuracy of certain representations and warranties and the absence of any default or unmatured default.

The credit facility has financial covenants that we will maintain a ratio of indebtedness to earnings before interest, taxes, depreciation and amortization that does not exceed a stated amount and that we will maintain a minimum net worth. At December 31, 2004, we were in compliance with these covenants. The credit facility contains customary representations, warranties and covenants and includes customary events of default, including a change of control provision. We paid origination fees and expenses aggregating $283 which are being amortized over the term of the facility. Annual commitment and administrative fees for the facility are $150 and $20, respectively, and are amortized over twelve months. There are no borrowings outstanding under this facility at December 31, 2004.

Convertible Subordinated Debentures

On October 15, 2003, we completed a private placement of $70,000 principal amount of our 3 1/4% Convertible Subordinated Debentures with a final maturity date of October 15, 2023. The debentures bear interest at 3.25% per annum, payable on April 15 and October 15 of each year. There were no interest payments outstanding at December 31, 2004. The net proceeds from the offering were $67,500 and the issuance costs of $2,500 are being amortized over five years. Holders of the debentures may require us to repurchase for cash all or part of their debentures on October 15, 2008, October 15, 2013 and October 15, 2018 or upon a change of control at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. We may redeem the debentures, in whole or in part, at any time after October 15, 2008 at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. The debentures are convertible prior to the maturity date into shares of our common stock at an initial conversion price of $17.89 per share, subject to adjustment for certain events, upon the occurrence of any of the following: (i) the closing price of our common stock on the trading day prior to the conversion date was 110% or more of the conversion price of the debentures on such trading day; (ii) we have called the debentures for redemption; (iii) the average of the trading prices of the debentures for any five consecutive trading day period was less than the average conversion value for the debentures during that period, subject to certain limitations; or (iv) we make certain distributions to holders of our common stock or enter into specified corporate transactions.

Securitization of Marketing Credits

The revolving securitization of our Rights to Receive was privately placed through asset-backed commercial paper conduits. Borrowing capacity under the facility was calculated based on a formula-driven advance rate applied to the then-current balance of Rights to Receive that is eligible to be securitized. A portion of the proceeds from the private placement mentioned above were used to pay down the balance on our revolving securitization to zero and reduced the facility limit to $50,000 on October 15, 2003. In connection therewith, a portion of the securitization renewal fees were expensed and the balance was amortized over the remainder of the renewal term, which ended on May 13, 2004. We chose not to renew the securitization, and have replaced it with the revolving credit facility mentioned above. As of December 31, 2004, we have no further obligations under the revolving securitization.

Marketing Credits

We purchased $46,591 of Marketing Credits from our operating cash flows for the year ended December 31, 2004 compared with $25,585 for the year ended December 31, 2003. We believe that the continued increase in the number of our participating merchants is essential to attract and retain members. We strive to manage the dynamics of each market by balancing the Marketing Credits acquired to the member demand. This balance is critical to achieving the participating merchants’ objectives of incremental business and yield management and the members’ desire for an adequate amount of desirable dining establishments. Management believes that the purchase of Marketing Credits can be funded generally from cash generated from operations, proceeds from investments and, if needed, from funds made available through the revolving credit facility.

Common and Series A Preferred Stock

On June 12, 2002, we sold 3,000,000 shares of our common stock at $9.50 per share in a private placement to a group of 15 unaffiliated institutional investors from which we received $26,280, net of financial advisory, agent and legal fees.

The entire net proceeds from the stock issuance were used to repurchase shares of our outstanding Series A Convertible Preferred Stock issued in connection with a rights offering on November 30, 1999. We commenced a cash tender offer on June 13, 2002 to purchase up to 2,474,576 shares, or 61.1%, of our outstanding Series A Convertible Preferred Stock at a price of $10.62 per share. The tender offer expired on July 15, 2002, and a total of 3,176,570 shares of Series A Convertible Preferred Stock were tendered. Since more than the maximum 2,474,576 shares of Series A Convertible Preferred Stock were tendered, we accepted and paid for shares on a pro rata basis from among the validly tendered shares. In addition to the purchase price, tendering stockholders also received a payment in lieu of cash dividends for the period July 1 through July 15, 2002 equal to $0.006 per share of Series A Convertible Preferred Stock accepted.

Furthermore, on December 24, 2002, we gave notice to holders of our Series A Preferred Stock of our intention to exercise our right to convert all of the issued and outstanding shares of Series A Preferred Stock into shares of our common stock. On January 23, 2003, 1,329,345 shares of our Series A Preferred Stock were converted into 1,586,122 shares of our common stock. Each share of our Series A Preferred Stock was converted into 1.19316 shares of our common stock. Each holder of record of Series A Preferred Stock on January 23, 2003 also received a partial quarterly cash dividend pro-rated for the period from January 1, 2003 through January 23, 2003.

Business Outlook

The following is a description of some of the initiatives that, as of the date of this annual report on Form 10-K, we are undertaking or we plan to undertake. There can be no assurance that any of the initiatives will be successful, and we undertake no obligation to, and expressly disclaim any such obligation to, update or revise any of the statements set forth below.

Due to the competitive environment in which we operate and an increase in the rate of restaurant merchant attrition, we have expanded our array of product offerings to improve retention of existing restaurant merchants and attract new merchants to our program. Although the failure rate in the restaurant industry is quite high and we experience merchant attrition due to the closing of restaurants, we also lose merchants as a result of their dissatisfaction with our programs’ impact on their business.

In November 2004, we began selling an expanded array of product offerings, some of which result in more favorable economics for participating restaurant merchants and, therefore, will continue to reduce our sales yield rate and increase our cost of sales percentage.

In 2004, we significantly increased the size of the sales force and invested in their training. We will maintain the sales force at the current level while we focus on improving the team’s overall productivity. We believe that such productivity increases combined with new products and services should result in an increase in the number of new participating restaurant merchants in 2005. Many of these restaurant merchants will be participants in the Marketing Credits Program and, therefore, we expect to use our capital to fund this growth.

Beginning in the second quarter of 2004, we started to implement changes to our member rewards and savings propositions. Currently, these changes consist of reduced member benefit levels at certain merchants. Additional changes, expected to be effective during the second half of 2005, are designed to better align member benefits with member activity. The tiered member benefit schedule that may result from our planned changes could continue to reduce the percentage of sales represented by member rewards and savings.

As of the date of this annual report on Form 10-K, we do not anticipate investing in any future product lines and will focus our efforts during 2005 on improving our dining business, including expanding our marketing efforts to facilitate growth of the dining product offerings in Canada. We launched our retail initiative in December 2004 with an online mall of a group of national retailers. As of the date of this annual report on Form 10-K, we have decided to delay further expansion of our retail initiative and do not anticipate any significant further spending on this initiative. We have decided to also delay further expansion of our hotel offering.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (in thousands)

Our exposure to market risk for changes in interest rates is limited to the exposure related to our revolving credit facility and available for sale securities, each of which is tied to market rates. Our revolving credit facility is tied to the Eurodollar rate, which is basically LIBOR, plus an applicable rate. The Eurodollar rate is subject to interest rate risk. However, as of December 31, 2004, the amount outstanding under this revolving credit facility was zero.

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

Our available for sale securities are made according to a policy intended to preserve our invested principal funds by seeking to limit default risks, market risk and reinvestment risk. At December 31, 2004, the average maturity of our investment portfolio was less than one year. At December 31, 2004, we had investments in government notes of $6,718 and certificate of deposits of $331. We generally invest our excess cash in high-credit fixed income securities and money market funds. The fair value of fixed income securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Cash equivalents consist of short-term investments with reputable financial institutions with durations of no more than 90 days. All of our cash equivalent and marketable fixed income securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets.

Item 8. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Consolidated financial statements applicable to Rewards Network Inc. and subsidiaries are contained on the page(s) indicated.

Selected quarterly financial data under the caption “Note 14 Selected Quarterly Financial Data (unaudited)” are also filed as part of this annual report on Form 10-K.

REWARDS NETWORK INC.

Consolidated Financial Statements

December 31, 2004 and 2003

(With Independent Auditors’ Report Thereon)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Rewards Network Inc.:

We have audited the accompanying consolidated balance sheets of Rewards Network Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for each of the years in the three-year period ended December 31, 2004 as listed in item 15(a)(2) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003; and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Miami, Florida

March 11, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Rewards Network Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A that Rewards Network Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, cash flows for each of the years in the three-year period ended December 31, 2004, and the related financial statement schedule and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Miami, Florida

March 11, 2005

REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2004 and 2003

(in thousands, except per share data)

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$8,728	$9,709
Short-term available for sale securities	6,718	10,291
Accounts receivable, net of allowance for doubtful accounts of $2,793 and $2,502, respectively	7,642	6,268
Marketing Credits, net of allowance for doubtful accounts of $26,943 and $19,253, respectively	143,947	119,233
Deferred income taxes	8,640	6,901
Prepaid expenses	1,588	2,339
Income taxes receivable	1,194	1,425

Total current assets	178,457	156,166

Property and equipment, net of accumulated depreciation and amortization of $13,194 and $9,092, respectively	10,450	9,254
Other assets	1,762	2,745
Long-term available for sale securities	331	8,395
Deferred income taxes	—	894
Excess of cost over net assets acquired	9,671	9,671

Total assets	$200,671	$187,125

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable—Marketing Credits	$13,031	$15,197
Accounts payable—trade	15,685	16,458
Accrued compensation	2,641	4,748
Other current liabilities	2,978	2,799
Deferred membership fee income	1,616	2,101

Total current liabilities	35,951	41,303

Convertible subordinated debentures	70,000	70,000
Deferred income taxes	1,904	2,024
Other long-term liabilities	448	151

Total liabilities	108,303	113,478

Stockholders’ equity:
Common stock, par value $0.02 per share; authorized 70,000 shares; issued 26,041 and 24,473 shares, respectively; and outstanding 25,759 and 24,191 shares, respectively	521	489
Additional paid-in capital	59,450	54,172
Cumulative other comprehensive income (loss):
Unrealized gain (losses) on marketable securities, net of tax	(54)	11
Foreign currency translation, net of tax	259	—
Retained earnings	34,402	21,185
Treasury stock, at cost (282 shares of common stock, respectively)	(2,210)	(2,210)

Total stockholders’ equity	92,368	73,647

Total liabilities and stockholders’ equity	$200,671	$187,125

See accompanying notes to consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except earnings per share)

	Years ended December 31,
	2004	2003	2002
Operating revenues:
Sales	$348,078	$349,026	$289,095

Cost of sales	168,738	167,529	140,840
Provision for losses	19,711	16,502	15,229
Member rewards and savings	69,918	76,357	62,317

Total direct expenses	258,367	260,388	218,386

Net revenue	89,711	88,638	70,709

Membership fees and other income	3,536	4,684	5,140

Total operating revenues	93,247	93,322	75,849

Operating expenses:
Salaries and benefits	18,322	16,781	14,289
Sales commissions and expenses	20,374	20,315	15,458
Member and merchant marketing	6,473	8,408	8,446
General and administrative	23,026	19,267	17,756

Total operating expenses	68,195	64,771	55,949

Operating income	25,052	28,551	19,900

Other income (expense):

Interest and other income	348	194	145
Interest expense and financing costs	(3,152)	(2,565)	(2,138)

Income before income tax provision (benefit)	22,248	26,180	17,907

Income tax provision (benefit)	9,031	10,470	(1,328)

Net income	$13,217	$15,710	$19,235

Net income (loss) available for common stockholders (2002 revised—see note 1(b))	$14,865	$16,048	$(714)

Earnings (loss) per share of common stock:
Basic	$0.53	$0.68	$(0.04)

Diluted	$0.50	$0.61	$(0.04)

Weighted average number of common and common equivalent shares outstanding:
Basic	24,837	23,056	18,357

Diluted	29,731	26,439	18,357

See accompanying notes to consolidated financial statements

Rewards Network Inc. and Subsidiaries

Consolidate Statements of Stockholders' Equity and Comprehensive Income

(in thousands)

	Preferred Stock		Common Stock		Treasury Stock		Additional paid -in capital	Cumulative other Comprehensive income(loss)	Retained (deficit) earnings	Total
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount
Balance, December 31, 2001	4,136	414	15,821	316	81	(258)	43,150	(265)	(12,968)	30,389
Net income	—	—	—	—	—	—	—	—	19,235	19,235
Change in market value of available for sales securities	—	—	—	—	—	—	—	269	—	269

Comprehensive income										19,504
Issuance of common stock	—	—	3,040	61	—	—	26,359	—	—	26,420
Preferred dividend	—	—	—	—	—	—	—	—	(777)	(777)
Repurchase of preferred stock	(2,475)	(248)	—	—	—	—	(25,083)	—	—	(25,331)
Stock options and warrants exercised	—	—	1,285	26	—	—	2,640	—	—	2,666
Conversion of preferred stock	(331)	(33)	384	8	—	—	188	—	—	163
Income tax benefit arising from employee stock option plans	—	—	—	—	—	—	1,319	—	—	1,319
Treasury stock	—	—	—	—	179	(1,952)	—	—	—	(1,952)

Balance, December 31, 2002	1,330	133	20,530	411	260	(2,210)	48,573	4	5,490	52,401
Net income	—	—	—	—	—	—	—	—	15,710	15,710
Change in market value of available for sales securities	—	—	—	—	—	—	—	7	—	7

Comprehensive income										15,717
Preferred dividend	—	—	—	—	—	—	—	—	(15)	(15)
Stock options, awards and warrants exercised	—	—	2,357	46			3,982	—	—	4,028
Conversion of preferred stock	(1,330)	(133)	1,586	32	22	—	656	—	—	555
Income tax benefit arising from employee stock option plans	—	—	—	—	—	—	961	—	—	961

Balance, December 31, 2003	—	—	24,473	489	282	(2,210)	54,172	11	21,185	73,647
Net income	—	—	—	—	—	—	—	—	13,217	13,217
Change in market value of available for sales securities	—	—	—	—	—	—	—	(65)	—	(65)
Foreign exchange translation adjustments	—	—	—	—				259	—	259

Comprehensive income										13,411
Stock options and warrants exercised	—	—	1,568	32	—	—	4,524	—	—	4,556
Income tax benefit arising from employee stock option plans	—	—	—	—	—	—	754	—	—	754

Balance, December 31, 2004	—	—	26,041	521	282	(2,210)	59,450	205	34,402	92,368

See accompanying notes to consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$13,217	$15,710	$19,235
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,157	4,140	4,072
Amortization of deferred financing cost	711	694	392
Provision for losses on Marketing Credits	19,711	16,502	15,199
Deferred income taxes	(965)	(283)	(5,436)

Changes in assets and liabilities:
Accounts receivable	(1,374)	(90)	849
Marketing credits including accounts payable—Marketing Credits	(46,591)	(25,585)	(52,865)
Prepaid expenses	754	(695)	(345)
Income taxes receivable	231	(1,601)	247
Other assets	511	(1,234)	1,494
Accounts payable—trade	(773)	2,922	7,111
Accrued compensation	(2,107)	678	3,318
Other current liabilities	179	693	1,185
Deferred membership fee income	(485)	(115)	(260)

Net cash (used in) provided by operating activities	(12,824)	11,736	(5,804)

Cash flows from investing activities:
Additions to property and equipment	(5,298)	(5,505)	(5,135)
Purchases of available for sale securities	(20,736)	(51,535)	(43,291)
Sales and maturities of available for sale securities	32,308	34,108	43,123

Net cash provided by (used in) investing activities	6,274	(22,932)	(5,303)

Cash flows from financing activities:
Net proceeds from (repayment of) revolving securitization	—	(60,000)	4,500
Proceeds from issuance of convertible subordinated debentures	—	70,000	—
Payment of subordinated debenture issuance costs	—	(2,476)	—
Net proceeds from issuance of common stock	—	—	26,280
Preferred stock tender offer	—	—	(26,280)
Conversion of warrants and options for common stock, net	5,310	5,123	1,305
Dividends paid	—	(8)	(389)

Net cash provided by financing activities	5,310	12,639	5,416

Effect of exchange rate on cash	259	—	—

Net (decrease) increase in cash	$(981)	$1,443	$(5,691)

Cash and cash equivalents:
Beginning of the period	9,709	8,266	13,957

End of the period	$8,728	$9,709	$8,266

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest	$2,479	$1,264	$1,488

Income taxes	$9,024	$11,431	$2,682

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Tax benefit of stock options exercised	$754	$961	$1,319

There was a $604 dividend payable outstanding as of December 31, 2002. The dividend payable represented the non-cash accumulations that were recognized upon conversion of the preferred stock on January 23, 2003 into shares of the Company’s common stock.

The Company entered into capital lease obligations to acquire computer software and hardware totaling $508, $165 and $0 in 2004, 2003 and 2002 respectively.

See accompanying notes to consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

(1) Description of Business and Summary of Significant Accounting Policies

(a) Description of Business

Rewards Network Inc. (the “Company”) commenced operations in 1984 and was reincorporated as a Delaware corporation in 1987. Effective December 9, 2003, the Company changed its corporate name to Rewards Network Inc. from iDine Rewards Network Inc. Prior to that, on January 30, 2002 the Company changed its corporate name to iDine Rewards Network Inc. from Transmedia Network Inc.

The Company markets and administers loyalty rewards programs that bring its participating merchants and members together. The Company does this by marketing its participating merchants to members and offering benefits in the form of Cashback RewardsSM savings, airline frequent flier miles and other currencies to members who patronize its participating merchants and pay their bills using a payment card that they have registered with the Company.

The Company’s participating merchants are principally restaurants and hotels. The Company attracts participating restaurants by purchasing Marketing Credits for food and beverages, which it then uses when members dine at the participating restaurant, and by providing Marketing Services that market to members the participating restaurants and offer benefits to members for dining at the participating restaurants. Both the Company’s Marketing Credit Program and Marketing Services Program are designed to generate incremental business from new and existing customers. The Company attracts participating hotels by providing Marketing Services that market the participating hotels to members, offer benefits to members and are designed to fill empty hotel rooms and generate business from members.

The Company obtains members through its relationships with airlines and other loyalty program providers, directly through its website, through corporate clients who participate in its corporate program, and through its relationships with payment card issuers. The Company is able to provide frequent flier miles and other currencies as benefits to its members through its relationships with these airlines, payment card issuers and other loyalty program providers.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

(b) Revised 2002 Basic and Diluted Net Income (Loss) Per Share:

Basic and diluted net income (loss) per share for 2002 has been revised to reflect the Company’s 2002 repurchase of certain of its Series A Convertible Preferred Stock (see Note 5) as if the transaction was a redemption, accounted for in accordance with Emerging Issues Task Force Topic D-42 (“EITF D-42”). Although under the terms of the Series A Convertible Preferred Stock the Company was not permitted to redeem this stock prior to November, 2004, the 2002 repurchase pursuant to a tender offer could be interpreted to effectively be a redemption. Under EITF D-42 when a redemption of preferred stock occurs, the amount by which the repurchase price exceeds the carrying value of the preferred stock is accounted for as a reduction in net income available to common stockholders. The repurchase price of the Company’s Series A Convertible Preferred Stock exceeded the carrying value by $7.75 per share or a total of $19,172 and, consequently net income (loss) per share available to common shareholders for 2002 has been revised from $1.01 basic and $0.82 diluted to ($0.04) basic and diluted. This revision had no impact on the Company’s consolidated balance sheet as of December 31, 2002 or the results of operations or cash flows for the year then ended.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except share and per share data)

(c) Cash and Cash Equivalents

Cash and cash equivalents are financial instruments with original maturities, at the date of purchase, of three months or less and include money market, overnight investments and cash accounts.

(d) Investments

All marketable securities are deemed by management to be available for sale and are reported at fair value with net unrealized gains and losses on such securities reflected, net of related deferred income tax, in cumulative other comprehensive income (loss). Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities. Investments that at the date of purchase have a maturity greater than three months but less than a year are classified as short-term investments. The Company’s investments are comprised of instruments of the U.S. government and its agencies and certificates of deposit. At December 31, 2004, all of the Company’s investments, except for certificates of deposit, have a maturity date of less than one year.

The amortized cost and market value of the Company’s investments at December 31, 2004 and 2003 is shown in the table below:

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Short-term available for sale securities
U.S. government obligations	$6,772	$—	$54	$6,718

Long-term available for sale securities
Certificates of deposit	$331	$—	$—	$331

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Short-term available for sale securities
U.S. government obligations	$9,544	$7	$—	$9,551
Municipalities	740	—	—	740

Total short-term investments	$10,284	$7	$—	$10,291

Long-term available for sale securities
U.S. government obligations	$8,060	$7	$3	$8,064
Certificates of deposit	331	—	—	331

Total long-term available for sale securities	$8,391	$7	$3	$8,395

(e) Accounts Receivable

Accounts receivable are composed primarily of unprocessed and uncollected merchant billings. The Company typically uses Automated Clearing House (“ACH”) debits to collect these billings from its participating merchants’ bank account. ACH debits are processed daily by the Company and sent electronically

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except share and per share data)

to the merchants’ bank account. Some of these ACH debits may not be collected for various reasons, including insufficient funds. The Company provides an allowance for losses on Accounts Receivable based on a percentage of the amount of uncollected ACH debits outstanding.

(f) Marketing Credits

Marketing Credits (formerly “Rights to Receive”) are composed primarily of food and beverage credits acquired from restaurants on a wholesale basis, typically for cash. The Marketing Credits acquired represent the Company’s right to receive future revenue from the restaurants when its members dine at those restaurants. Marketing Credits are recorded at cost and stated at the gross amount of the commitment to the restaurant, net of an allowance for doubtful accounts. Accounts payable-Marketing Credits represent the unfunded portion of the total commitments. At December 31, 2004, the expected turnover rate for the funded portfolio of Marketing Credits was equal to approximately 12 months. The Company reviews its ability to realize Marketing Credits on a periodic basis and provides for anticipated losses on Marketing Credits from restaurants that have ceased operations, restaurants that otherwise interfere with the Company’s ability to recover unused Marketing Credits and restaurants where Marketing Credits are not being utilized by members. All other balances are segregated and evaluated based on the size of the balance and the number of months required to recover the outstanding Marketing Credits. Losses are reduced by recoveries of Marketing Credits previously written off. Account balances are charged off against the allowance after collection efforts have been exhausted. The Company does not have any off-balance sheet credit exposure related to its participating merchants.

(g) Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is calculated on the straight-line method over an estimated useful life of three to five years. Amortization of leasehold improvements is calculated over the shorter of the lease term or estimated useful life of the asset.

(h) Software Development Costs

The Company has developed and/or purchased certain software applications and hardware that support its rewards administration platform. The Company has capitalized software and website development costs totaling $2,178, $1,052 and $521 during the years ended December 31, 2004, 2003 and 2002, respectively. The amortization of these costs is calculated on a straight-line basis over a three-year life. During the years ended December 31, 2004, 2003 and 2002, the amortization of these capitalized costs totaled $984, $961 and $926, respectively. The Company had $2,415 and $1,283, respectively, of unamortized computer software costs at December 31, 2004 and 2003, respectively. All other website construction and expansion expenditures are charged to expense in the period incurred.

(i) Excess of Cost Over Net Assets Acquired

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

Goodwill and intangible assets acquired in a business combination are determined to have an indefinite useful life and are not amortized, but instead tested for impairment at least annually. No such impairment charge has been recognized by the Company since the date of adoption.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except share and per share data)

(j) Revenue Recognition

The Company recognizes revenue when its members patronize its participating merchants and pay using a payment card they have registered with the Company. Revenue is recognized only if the member transaction qualifies in accordance with the rules of the particular marketing program associated with that merchant. The amount of revenue recognized is that portion of the member’s total transaction amount that the Company is entitled to receive in cash, in accordance with the terms of the Company’s contract with the participating merchant. For example, if the total transaction amount by a member is one hundred dollars at a participating restaurant merchant, as evidenced by the full amount of the payment card transaction, and the Company’s contract provides for the Company to receive 80%, the amount of revenue recognized is eighty dollars representing what the Company will actually realize in cash. Similarly, for a member’s total transaction amount at a participating restaurant merchant in the Marketing Services Program where the Company has not purchased Marketing Credits, revenue is recognized only to the extent that the Company is contractually entitled to receive cash for a portion of the member’s total transaction amount. The same one hundred dollar transaction referred to above in a Marketing Services restaurant merchant may only yield twenty-five dollars in cash to be realized. A one hundred dollar room rate at a Marketing Services hotel merchant will yield between ten and twenty-five dollars.

Membership fees and other income consists principally of renewal fees from the Cashback Rewards Program members and is recognized over the membership period, which is usually 12 months beginning in the month the fee is received. Cardholder membership fees are cancelable and refunded to members, if requested, on a pro rata basis based on the remaining portion of the membership.

(k) Cost of Sales and Member Rewards and Savings

Cost of sales is composed of the cost of Marketing Credits and related transaction processing fees. The cost of Marketing Credits is determined on a specific identification basis, by merchant, according to the contractual funding ratio used when the Marketing Credits were acquired. The typical ratio is two dollars of food and beverage credits received for one dollar of cash paid to the merchant by the Company.

The vast majority of rewards are delivered to members in the form of a direct credit on their payment card statement, a dollar-denominated reward to a loyalty or rewards program account or a mileage credit to their frequent flyer account. Only members of the Cashback Rewards Program are eligible to receive cash credit on their registered payment card accounts. Cashback Rewards savings typically range from 8% to 20% of the member’s transaction amount with participating restaurants and typically range from 5% to 15% of the member’s room rate with participating hotels. Alternatively, Rewards Network Program members may elect to receive rewards in the form of airline frequent flyer miles with up to nine major airlines. Members receiving airline frequent flyer miles generally earn from five to ten miles for each dollar spent at participating restaurants and from five to ten miles for each room rate dollar spent at participating hotels, provided that they make the hotel reservation through the Company.

Some companies participate in the Company’s Corporate Program. The companies register their employees’ corporate cards with the Company on a no fee basis. However, rewards are not provided until the employee reaches a certain level of qualified annual transaction amount. After reaching such level, the participating company receives a monthly check for the aggregate rewards earned by its employees when transacting at participating merchants. In some cases, a portion of the aggregate rewards goes to the employees in the form of airline frequent flier miles. Rewards associated with the Corporate Program, and others like it, are charged to income during the period incurred. The retained savings prior to achieving the qualified annual transaction

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except share and per share data)

amount level are deferred and spread over the contract year on an effective rate basis, resulting in a reduction in the overall member rewards and savings expense. These retained savings prior to achieving the qualified annual transaction amount level are not recorded as membership fees as described in note (j) above, but rather as a reduction in rewards and savings by the Company neither paying nor expensing those amounts.

(l) Income Taxes

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

(m) Stock Based Compensation

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

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested stock options awards in each period. See assumptions used in Note 9. See explanation for 2002 revision in Note 1 (b).

	Years ended December 31,
	2004	2003	2002
Net income, as reported	$13,217	$15,710	$19,235

Net income available to common stockholders (2002 revised)	$14,865	$16,048	$(714)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of income tax	(2,666)	(3,947)	(1,808)

Pro forma net income (loss) available for common stockholders	$12,199	$12,101	$(2,522)

Net income (loss) per basic share	$0.53	$0.68	$(0.04)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of income tax	(0.11)	(0.17)	(0.10)

Pro forma basic income (loss) per share	$0.42	$0.51	$(0.14)

Net income (loss) per diluted share	$0.50	$0.61	$(0.04)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of income tax	(0.09)	(0.15)	(0.10)

Pro forma diluted income (loss) per share	$0.41	$0.46	$(0.14)

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except share and per share data)

(n) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

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

Excess of cost over net assets acquired and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

(o) Segment Information

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

(p) Basic and Diluted Net Income (Loss) per Share

Basic and diluted net income (loss) per share was computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding for each period presented. Potentially dilutive securities were considered for the years ended December 31, 2004, 2003 and 2002 to the extent dilutive. There were 5,270,493 weighted average shares of common stock equivalents which were excluded for 2002 as their effect would have been anti-dilutive.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except share and per share data)

For periods with potentially dilutive securities, incremental shares and adjustments to net income are determined using the “if converted” and treasury stock method as follows. See explanation for 2002 revision in Note 1 (b).

	Years ended December 31, (in thousands)
	2004	2003	2002
Net income, as reported	$13,217	$15,710	$19,235
Series A Preferred Stock dividends	—	(15)	(777)
Series A Preferred Stock repurchase	—	—	(19,172)
Convertible debentures, net of tax benefit	1,648	353	—

Net income available to common stockholders (2002 revised)	$14,865	$16,048	$(714)

Weighted average number of common and common equivalents shares outstanding Basic	24,837	23,056	18,357
Series A preferred stock	—	97	—
Stock options	513	1,201	—
Warrants	468	1,260	—
Convertible debentures	3,913	825	—

Diluted	29,731	26,439	18,357

Earnings per share
Basic	$0.53	$0.68	$(0.04)

Diluted	$0.50	$0.61	$(0.04)

(q) Comprehensive Income

Comprehensive income presents a measure of all changes in stockholders’ equity except for changes in stockholders’ equity resulting from transactions with stockholders in their capacity as stockholders. The Company’s other comprehensive income presently consists of net unrealized holding gains (losses) on investments available for sale and gain on foreign exchange.

(r) Foreign Currencies

The Company started transacting business in Canada in July 2004. The functional currency of its foreign operation is the Canadian dollar. Consequently, assets and liabilities of operations outside the United States are translated into United States dollars using year end exchange rates. Revenues and expenses are translated at the weighted average exchange rates for the year.

The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of “accumulated other comprehensive income (loss)” in the accompanying consolidated balance sheets.

(s) Recent Accounting Pronouncements

In December 2003, the FASB issued revised Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except share and per share data)

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

In September 2004, the Emerging Issues Task Force of the FASB reached consensus on Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). The guidance requires companies to include shares issuable under convertible debt in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. The Company adopted EITF 04-08 as of December 31, 2004 and prior periods diluted shares outstanding and diluted earnings per share amounts were restated to present comparable information. The Company has $70,000 of 3.25% debentures that are convertible into approximately 3.9 million shares of common stock if certain conditions are met. Applying the if-converted method, as required by EITF 04-08, net income for the diluted earnings per share calculation is adjusted for interest expense associated with the convertible debt instrument and diluted weighted average shares outstanding are increased for shares issuable upon conversion.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except share and per share data)

SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

(t) Reclassification

Certain 2002 and 2003 amounts have been reclassified to conform to the 2004 presentation.

(u) Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. The principal estimate used by the Company relates to the allowance for Marketing Credits losses. Additionally, the Company uses estimates to determine the effective cost of rewards and savings in the Corporate Program and in the valuation of long lived assets. Actual results could differ from those estimates.

(2) Revolving Credit Facility

On November 3, 2004, the Company entered into an unsecured revolving credit facility with Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, and the other lender party thereto, allowing the Corporation to borrow up to $50,000 prior to July 13, 2008. Up to $5,000 of the facility can be used for letters of credit. The interest rates under the credit facility vary and are based on the federal funds rate, the prime rate and/or LIBOR and the Corporation’s ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. Advances under the credit facility are subject to certain conditions precedent, including the accuracy of certain representations and warranties and the absence of any default or unmatured default.

The credit facility has financial covenants that the Company will maintain a ratio of indebtedness to earnings before interest, taxes, depreciation and amortization that does not exceed a stated amount and that the Corporation will maintain a minimum net worth. At December 31, 2004, the Company was in compliance with these covenants. The credit facility contains customary representations, warranties and covenants and includes customary events of default, including a change of control provision. The Company paid origination fees and expenses aggregating $283 which are being amortized over the term of the facility. Annual commitment and administrative fees for the facility are $150 and $20, respectively, and are amortized over twelve months. There are no borrowings outstanding under this facility at December 31, 2004.

(3) Convertible Subordinated Debentures

On October 15, 2003, the Company completed a private placement of $70,000 principal amount of its 3 1/4% Convertible Subordinated Debentures with a final maturity date of October 15, 2023. The debentures bear interest at 3.25% per annum, payable on April 15 and October 15 of each year. All required interest payments have been made as of December 31, 2004. The net proceeds from the offering were $67,500, and the issuance costs of $2,500 will be amortized over five years. Holders of the debentures may require the Company to repurchase for cash all or part of their debentures on October 15, 2008, October 15, 2013 and October 15, 2018

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except share and per share data)

or upon a change of control at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. The Company may redeem the debentures, in whole or in part, at any time after October 15, 2008 at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. The debentures are convertible prior to the maturity date into shares of the Company’s common stock at an initial conversion price of $17.89 per share, subject to adjustment for certain events, upon the occurrence of any of the following: (i) the closing price of the Company’s common stock on the trading day prior to the conversion date was 110% or more of the conversion price of the debentures on such trading day; (ii) the Company has called the debentures for redemption; (iii) the average of the trading prices of the debentures for any five consecutive trading day period was less than the average conversion value for the debentures during that period, subject to certain limitations; or (iv) the Company makes certain distributions to holders of the Company’s common stock or enters into specified corporate transactions.

(4) Securitization of Marketing Credits

Using part of the proceeds from the private placement described in Note 3, on October 15, 2003 the Company paid down the balance on its revolving securitization to zero and reduced the facility limit to $50,000. In connection therewith, a portion of the securitization renewal fees were expensed and the balance was amortized over the remainder of the renewal term, which ended on May 13, 2004. The Company chose not to renew the securitization and replaced it with the revolving credit facility described in Note 2. As of December 31, 2004, the Company has no further obligations under the revolving securitization.

(5) Equity Private Placement and Preferred Stock Tender Offer and Conversion

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

On November 16, 2004, the Company filed with the Delaware Secretary of State a Certificate of Elimination eliminating the Company’s Series A Preferred Stock. No shares of the Company’s Series A Preferred Stock were issued and outstanding as of December 31, 2003 and 2004.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except share and per share data)

(6) Certain Relationships and Related Party Transactions

On August 30, 1999, the Company entered into an office lease agreement with Insignia Corporate Establishments (U.S.) Inc., an affiliate of Equity Office Properties Trust. Samuel Zell is Chairman of the Board of Trustees of Equity Office Properties Trust. The lease is for office space at 999 Third Avenue, Suite 3800, Seattle, Washington. The term of the lease commenced on September 1, 1999 and the Company has delivered notice of termination effective August 31, 2005. The Company paid rent of $18, $18 and $16 for the years ended December 31, 2004, 2003 and 2002, respectively.

On May 5, 2003, the Company entered into an office lease agreement with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, a limited partnership comprised in part of trusts established for the benefit of Samuel Zell, the Company’s Chairman of the Board of Directors, and members of his family. The lease initially provided for 10,000 square feet of office space at Two North Riverside Plaza, Chicago, Illinois and, effective July 1, 2004, the Company exercised its option to increase this space to 14,324 square feet. The term of the lease is from September 1, 2003 through August 31, 2008. The Company paid rent of $212 and $62 for the years ended December 31, 2004 and 2003, respectively.

On June 25, 2004, the Company entered into an office lease agreement with Equity Office Management, L.L.C., as indirect manager of San Felipe Plaza, Ltd., a limited partnership. Equity Office Management, L.L.C. is an affiliate of Equity Office Properties Trust. Samuel Zell is Chairman of the Board of Trustees of Equity Office Properties Trust. The lease provides for 827 square feet of office space at 5847 San Felipe, Suite 1675, Houston, Texas. The term of the lease is from July 1, 2004 through June 30, 2009. The Company paid rent of $8 for the year ended December 31, 2004.

The future minimum lease obligation for these three leases which is included in note 12, is as follows:

Year ending December 31,	(in thousands)
2005	$304
2006	298
2007	305
2008	212
Thereafter (through June 30, 2009)	9

Total minimum lease payments	$1,128

Equity Group Investments, L.L.C. (“EGI”), an affiliate of Samstock, L.L.C., the Company’s largest stockholder, provided investment and other financial advisory services to the Company. The Company paid $188, $250 and $250, respectively, to EGI for these services for each of the years ended December 31, 2004, 2003 and 2002. Samuel Zell serves as Chairman of EGI. This arrangement was terminated as of September 30, 2004.

On October 11, 2004, the Company entered into an agreement with EGI for administrative services beginning October 18, 2004 and continuing on a month to month basis, with a 30 day written notice required for cancellation. The administrative services consist of rent for 1,251 square feet of additional office space at Two North Riverside Plaza, Chicago, Illinois, utilities and maintenance service. The annual cost to the Company for these administrative services is $27.

In March 2002, the Company and Responsys Inc. (“Responsys”) entered into an agreement for Responsys to provide e-mail marketing services to the Company. The term of the agreement was from May 31, 2002 to May 31, 2004, and the total payments made were $387 for the two years. After May 31, 2004, the Company has continued to employ Responsys on an as-needed basis. At the time the agreement was signed, George S. Wiedemann, the Company’s President and Chief Executive Officer was the President, Chief Executive

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except share and per share data)

Officer, a director, and a stockholder of Responsys. Subsequently, Mr. Wiedemann resigned as President, Chief Executive Officer and director of Responsys. The Company paid $253, $156 and $80, respectively, to Responsys Inc. for the years ended December 31, 2004, 2003 and 2002.

(7) Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2004	2003
Furniture, fixtures and equipment	$16,503	$14,212
Website hardware and software	5,826	2,828
Leasehold improvements	1,315	1,306

	23,644	18,346
Less accumulated depreciation and amortization	(13,194)	(9,092)

Property and equipment, net	$10,450	$9,254

Depreciation and amortization expense was $4,157, $4,140 and $4,072 for the years ended December 31, 2004, 2003 and 2002, respectively. Capital leases included in net property and equipment consist of two leases for certain computer equipment and software with options for the Company to purchase the leased property at the end of the lease terms. At December 31, 2004 and 2003, the Company had $910 and $409, respectively, recorded as capital leases and accumulated amortization of $442 and $245, respectively. Amortization of assets recorded under capital leases, included in depreciation and amortization expense, amounted to $197, $164 and $81 for the years ended December 31, 2004, 2003 and 2002, respectively.

(8) Fair Values of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate the carrying amounts at December 31, 2004 and 2003 due to the relatively short maturity of these instruments. The fair value of the Marketing Credits approximates the carrying value due to their relatively short-term nature. The fair value of the securities available for sale and short-term investments are based upon quoted market prices for these or similar instruments. The carrying value of the convertible subordinated debt approximates the fair value as the interest rate is similar to that which the Company could receive on like-kind debt.

(9) Stock Option and Warrant Summary

Stock Option Plan

In May, 2004, the Company’s stockholders approved the 2004 Long-Term Incentive Plan (the “Plan”) which represented an amendment and restatement of the Company’s 1996 Long-Term Incentive Plan (the “1996 Plan”). The Plan increased the number of shares of common stock that may be subjected to outstanding awards at any point in time to 4,540,000. The Plan allows for non-employee directors to choose to take directors fees in either cash or a current or deferred stock award. The Plan also provides for the payment of $30 per year to each non-employee director, a payment of $250 per year to the Chairman of the Board or Directors, a payment of $20 per year to the Chairman of the Audit Committee and a payment of $10 per year to each other member of the Audit Committee. In 2004, the Plan provided for the automatic grant to non-employee directors of options to purchase 10,000 shares of the Company’s common stock following each annual meeting of the Company’s

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except share and per share data)

stockholders, and was amended in the fourth quarter of 2004 to provide for quarterly grants of 2,000 restricted stock units in lieu of the stock option grant. At December 31, 2004, 189,960 shares of the Company’s common stock were reserved for issuance as deferred stock awards to directors as compensation for serving on the Company’s Board of Directors and 10,000 shares of the Company’s common stock were reserved for issuance as stock awards to certain executives as incentive compensation. Under the Plan, the Company may grant awards, which may include stock options, stock appreciation rights, restricted stock, deferred stock, stock granted as a bonus or in lieu of other awards, dividend equivalents and other stock based awards to directors, officers and other key employees and consultants of the Company. Options are exercisable beginning not less than one year after date of grant. All options expire either five or ten years after the date of grant and each becomes exercisable in installments of 25 percent of the underlying shares for each year the option is outstanding, commencing on the first anniversary of the date of grant. Restricted stock grants to executives are first subject to a financial performance test and then vest ratably over a three year period, commencing with the performance test year.

At December 31, 2004 and 2003 there were 1,625,540 and 319,343 shares available for grant under the 2004 Plan and the 1996 Plan, respectively. The expected lives range from five to ten years for all periods presented below. The Company uses the Black Scholes Model to calculate the estimated fair value of options granted. The following represents the estimated fair value of options granted and the weighted-average assumptions used in calculating such estimate:

	Years ended December 31,
	2004	2003	2002
Weighted average fair value per option granted	$6.10	$6.27	$4.38
Stock volatility	43%	54%	66%
Risk-free interest rate	4.3%	3.6%	4.0%
Expected stock dividend yield	0%	0%	0%

Stock option activity during the periods indicated is as follows:

	Within Plan Options		Non Plan Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at December 31, 2001	2,615,893	$3.75	150,000	$3.00

Granted	758,000	6.20	—	—
Exercised	(588,843)	3.58	—	—
Cancellations	(306,750)	3.65	—	—

Balance at December 31, 2002	2,478,300	4.57	150,000	3.00

Granted	1,292,000	9.01	750,000	9.58
Exercised	(654,125)	5.57	—	—
Cancellations	(35,625)	8.06	—	—

Balance at December 31, 2003	3,080,550	6.15	900,000	8.48
Granted	340,000	10.09	—	—
Exercised	(433,725)	4.04	(150,000)	3.00
Cancellations	(247,825)	6.00	—	—

Balance at December 31, 2004	2,739,000	$6.99	750,000	$9.58

Options were granted outside the 1996 Plan to a member of the Company’s Board of Directors in 2001 and to the Company’s President and Chief Executive Officer in 2003.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except share and per share data)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Average Exercise Price	Number Exercisable	Average Exercise Price
$2.50	473,000	5.79	$2.50	473,000	$2.50
$ 2.56 to $ 4.88	364,125	5.35	3.83	357,875	3.83
$ 5.03 to $ 7.45	370,750	5.71	5.90	244,000	6.05
$ 7.60 to $ 8.00	451,625	8.19	7.91	107,750	7.90
$ 8.89 to $13.10	1,829,500	8.29	9.83	644,500	9.79

Total	3,489,000	7.35	$7.54	1,827,125	$6.13

At December 31, 2004 and 2003, the number of options exercisable was 1,827,125 and 1,619,275, respectively, and the weighted-average exercise price of those options was $6.13 and $4.91, respectively.

Warrants

The Company has issued warrants for its Common stock, par value $0.02 per share common stock. A summary of warrants outstanding at December 31, 2004 is as follows:

	Warrant Shares	Warrant Price Per Share	Expiration Date
Balance at September 30, 1998 and 1999	1,200,000	$6.00 - $8.00	March 3, 2003

Warrants issued with rights offering (Note 5)	1,000,000	$2.48	November 9, 2004
Warrants issued with private placement (Note 5)	1,808,606	$5.93 - $7.30	April 28, 2005
Warrants issued with private placement (Note 5)	2,574,960	$5.93 - $7.30	April 28, 2005

Balance at September 30, 2000 and 2000 and December 31, 2001	6,583,566

Warrants issued	—
Warrants exercised	(1,102,872)	$6.00 - $8.00	March 3, 2003
Warrants exercised	(51,000)	$2.48	November 9, 2004
Warrants exercised	(504,110)	$5.93 - $7.30	April 28, 2005

Balance at December 31, 2002	4,925,584

Warrants exercised	(94,869)	$6.00 - $8.00	March 3, 2003
Warrants expired/cancelled	(2,259)	$6.00 - $8.00	March 3, 2003
Warrants exercised	(2,808,270)	$5.93 - $7.30	April 28, 2005

Balance at December 31, 2003	2,020,186

Warrants exercised	(949,000)	$2.48	November 9, 2004

Warrants exercised	(109,590)	$5.93 - $7.30	April 28, 2005

Balance at December 31, 2004	961,596	$5.93 - $7.30	April 28, 2005

As of December 31, 2004 all of the warrants are vested. During the year ended December 31, 2004 1,058,590 warrants were exercised resulting in the issuance of 983,978 shares of the Company’s common stock.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except share and per share data)

(10) Income Taxes

Income tax expense (benefit) attributable to income from continuing operations for the periods listed below consists of:

	Years ended December 31,
	2004	2003	2002
Current:
U.S. federal	$7,957	$8,798	$3,452
State and local	2,039	1,954	656

Total Current	9,996	10,752	4,108

Deferred:
U.S. federal	(949)	(249)	(4,581)
State and local	(16)	(33)	(855)

Total Deferred	(965)	(282)	(5,436)

Total Provision	$9,031	$10,470	$(1,328)

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the statutory federal income tax rate of 35% to pre-tax income from continuing operations as a result of the following:

	Years ended December 31,
	2004	2003	2002
Expected federal tax	$7,787	$9,163	$6,267
State and local taxes, net of federal income tax benefit	1,235	1,248	711
Valuation allowance change	245	—	(8,169)
Unrealized foreign tax benefit	(245)	—	—
Other	9	59	(137)

Total	$9,031	$10,470	$(1,328)

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except share and per share data)

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	December 31, 2004	December 31, 2003
Deferred tax assets:
Reserve for Marketing Credits losses	$7,708	$5,611
Foreign operating loss carryforward	245	—
Excess of costs over net assets acquired	—	735
Reserve for sales commissions	360	689
Deferred directors compensation	412	302
Other	160	458

Gross deferred tax assets	8,885	7,795
Less valuation allowance	(245)	—

Deferred tax assets	8,640	7,795

Deferred tax liabilities:
Property and equipment	1,827	2,013
Other	77	11

Deferred tax liabilities	1,904	2,024

Net deferred tax asset	$6,736	$5,771

The Company believes that it is more likely than not that the results of future domestic operations will generate sufficient taxable income to realize the deferred tax assets. The valuation allowance for deferred tax assets as of December 31, 2004 and 2003 was $245 and $0, respectively. The Company established a valuation allowance on the foreign operating loss carryforward included in deferred tax assets.

(11) Leases

The Company leases certain equipment and office space under long-term lease agreements. Future minimum lease payments under non-cancelable leases as of December 31, 2004 are as follows:

Year ended December 31,
2005	$1,420
2006	967
2007	572
2008	373
Thereafter (through December 31, 2009)	31

Total minimum lease payments	$3,363

Rent expense charged to operations was $1,488, $1,281 and $1,071 for the years ended December 31, 2004, 2003 and 2002, respectively.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except share and per share data)

(12) Business and Credit Concentrations

As of December 31, 2004, the Company had contracts or relationships with nine major airlines that offer frequent flyer miles as rewards. Also for the years ended December 31, 2004, 2003 and 2002, United Airlines and Upromise Inc. individually represented 10% or more of the Company’s sales. The following table illustrates the Company’s partner sales concentration as a percentage of total sales

	2004	2003	2002
Airlines	57%	57%	57%

Partners that represent 10% or more of sales	34%	33%	43%

(13) Litigation

On May 25, 2004, a complaint was filed in the Los Angeles County Superior Court against the Company and certain of its subsidiaries by Bistro Executive, Inc., Westward Beach Restaurant Holdings, LLC and MiniBar Lounge, all of which were participants in the Company’s Dining Credits Purchase Plan (the “Dining Plan”), and their respective owners.

The complaint purports to be a class action brought by the named plaintiffs on behalf of a class consisting of all restaurants located in California who participated in the Dining Plan and all persons in California who provided personal guaranties of obligations under the Dining Plan. The complaint claims that amounts paid by the Company under the Dining Plan constituted loans, and asserts claims for damages and equitable and injunctive relief for violations of California usury laws and the California Unfair Business Practices Act and declaratory relief. The complaint seeks, among other relief, disgorgement of all purported “interest” and profits earned by the Company from the Dining Plan in California, which plaintiffs allege to be a significant portion of an amount in excess of $300 million, and treble damages for all purported “interest” paid within one year prior to the filing of the complaint.

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

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except share and per share data)

(14) Selected Quarterly Financial Data (Unaudited)

Selected financial data for the quarter ended is as follows:

	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Sales	$82,031	86,818	90,580	88,649
Operating revenue	22,621	21,622	24,520	24,484
Operating income	4,900	5,638	8,112	6,402
Income before income tax	4,198	5,017	7,423	5,609
Income tax provision	1,721	2,028	3,010	2,272
Net income	$2,478	2,989	4,413	3,337

Earnings per share:
Basic	$0.10	0.12	0.18	0.14
Diluted	$0.10	0.11	0.16	0.13

	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Sales	$89,232	89,530	87,669	82,595
Operating revenue	24,630	23,815	22,837	22,040
Operating income	7,895	7,810	6,977	5,869
Income before income tax	6,868	7,330	6,519	5,463
Income tax provision	2,947	2,896	2,553	2,074
Net income	$3,921	4,434	3,966	3,389

Earnings per share:
Basic	$0.16	0.19	0.18	0.16
Diluted	$0.14	0.17	0.16	0.14

REWARDS NETWORK INC. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

(in thousands)

Description	Balance, beginning of year	Charged to expenses	Net Write-offs	Other Adjustments		Balance, end of year
Year ended December 31, 2004
Allowance for doubtful merchant accounts—Marketing Credits	$19,253	19,711	(11,730)	(291	)(1)	$26,943

Allowance for doubtful merchant accounts—Accounts Receivable	$2,502	2,113	(1,822)	—		$2,793

Valuation allowance on deferred taxes	$—	245	—	—		$245

Year ended December 31, 2003
Allowance for doubtful merchant accounts—Marketing Credits	$13,492	16,502	(10,699)	(42	)(1)	$19,253

Allowance for doubtful merchant accounts—Accounts Receivable	$2,460	2,036	(1,994)	—		$2,502

Valuation allowance on deferred taxes	$—	—	—	—		$—

Year ended December 31, 2002
Allowance for doubtful merchant accounts—Marketing Credits	$9,328	15,229	(8,605)	(2,460	)(1)	$13,492

Allowance for doubtful merchant accounts—Accounts Receivable	$—	4,477	(2,017)	—		$2,460

Valuation allowance on deferred taxes	$8,219	(8,169)	—	(50	)(2)	$—

Notes:

(1)	Reclassed to accounts receivable
(2)	Attributed to unrealized gains (loss) and allocated to shareholders’ equity

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of such date. The conclusions of the CEO and CFO from this evaluation were communicated to the Audit Committee.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management has concluded that our internal control over financial reporting was effective at December 31, 2004.

Management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm. KPMG LLP has issued an attestation report on our controls over financial reporting. The report is included in Item 8 of this Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information included under the captions “Election of Directors,” “Board of Director Meetings and Committees of Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2005 (our “Proxy Statement”) is incorporated herein by reference. See also the section captioned “Executive Officers of the Registrant” in Part I, Item 1 of this annual report on Form 10-K.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy of our code of ethics is available on our website at www.rewardsnetwork.com. We will disclose any amendment to, or waiver from, our code of ethics for senior financial officers and the chief executive officer on our website in lieu of filing a Form 8-K with the Securities and Exchange Commission.

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

Item 14. Principal Accountant Fees and Services

Information included under the caption “Independent Accountants” in our Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.	FINANCIAL STATEMENTS:

The following financial statements are filed as part of this annual report on Form 10-K:

•	Consolidated Balance Sheets at December 31, 2004 and 2003

•	Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

•	Notes to consolidated financial statements

Selected quarterly financial data under the caption “Note 14 Selected Quarterly Financial Data (Unaudited)” are also filed as part of this annual report on Form 10-K.

2.	FINANCIAL STATEMENT SCHEDULE:

Schedule II—Valuation and Qualifying Accounts is filed as part of this annual report on Form 10-K.

3.	EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K AND PARAGRAPH (c) BELOW

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Gene M. Henderson, Herbert M. Gardner, James M. Callaghan, Gregory J. Robitaille, John A. Ward III, George S. Wiedemann, Christine M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman and Thomas J. Litle is incorporated herein by reference to Exhibit 4.7 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.2	Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.5 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.3	First Amendment, dated February , 2003, to that certain Investment Agreement, dated April 28, 2000, among iDine Rewards Network Inc., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.8 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 31, 2003.

4.4	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

Exhibit No.	Description
4.5	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.6	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.7	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.15 to Transmedia Network Inc.’s Registration Statement on Form S-3 (File No. 333-49366), filed on November 6, 2000.

4.8	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.17 to Transmedia Network Inc.’s Registration Statement on Form S-3 (File No. 333-49366), filed on November 6, 2000.

4.9	Indenture, dated as of October 15, 2003, as amended and restated as of February 4, 2004, between Rewards Network Inc. and LaSalle Bank National Associationis incorporated herein by reference to Exhibit 4.15 to Rewards Network Inc’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.10	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC is incorporated herein by reference to Exhibit 4.18 to iDine Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 14, 2003.

10.1	Stock Purchase and Sale Agreement, dated as of November 6, 1997, among Transmedia Network Inc., Samstock, L.L.C. and Transmedia Investors L.L.C. is incorporated herein by reference to Exhibit 10.1 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on November 17, 1997.

10.2	Amended and Restated Agreement Among Stockholders, dated as of March 3, 1998, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors L.L.C., Melvin Chasen and Iris Chasen and Halmostock Limited Partnership is incorporated herein by reference to Exhibit 10.5 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 17, 1998.

10.3	Stockholders Agreement, dated as of March 3, 1998, among Transmedia Network Inc., EGI—Transmedia Investors, L.L.C., Samstock, L.L.C., and Halmostock Limited Partnership is incorporated herein by reference to Exhibit 10.6 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 17, 1998.

10.4	Transmedia Network Inc. 1987 Stock Option and Rights Plan is incorporated herein by reference to Exhibit 10.2 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 000-4028), filed on December 29, 1994.

10.5	Form of Stock Option Agreement (as modified) between iDine Rewards Network Inc. and certain directors is incorporated herein by reference to Exhibit 10.3 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No.001-13806), filed on December 29, 1995.

10.6	iDine Rewards Network Inc. 1996 Long-Term Incentive Plan, including amendments through June 1, 2002, is incorporated herein by reference to Exhibit 10.13 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed March 12, 2004.

Exhibit No.	Description
10.7	Rewards Network Inc. 2004 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.

10.8	Amendment No. 1 to the Rewards Network Inc. 2004 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.

10.9*	Form of Restricted Stock Unit Award Agreement.

10.10	Rewards Network Inc. 2004 Non-Employee Director Awards Program is incorporated herein by reference to Exhibit 10.4 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.

10.11	Amendment Number One to the Rewards Network Inc. 2004 Non-Employee Director Awards Program is incorporated herein by reference to Exhibit 10.5 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 8, 2004.

10.12	Lease by and between Equity Office Properties Management, as agent for Two North Riverside Plaza Joint Venture Limited Partnership, and iDine Rewards Network Inc., dated May 5, 2003 is incorporated herein by reference to Exhibit 10.16 to iDine Rewards Network Inc.’s Annual Report on Form 10-K/A (File No. 001-13806), filed on October 7, 2003.

10.13	Lease by and between Equity Office Management, L.L.C., as indirect manager of San Felipe Plaza, Ltd. and Rewards Network Inc., dated June 25, 2004, is incorporated herein by reference to Exhibit 10.6 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 8, 2004.

10.14*	Lease by and between Insignia Corporate Establishments (U.S.) Inc. and Rewards Network Inc., dated August 30, 1999, and the amendment thereto.

10.15	Employment Agreement, dated as of March 30, 2000, between Transmedia Network Inc. and Gerald J. Hughes is incorporated herein by reference to Exhibit 10.19 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.16	Employment Agreement, dated as of September 26, 2002, between iDine Rewards Network Inc. and George S. Wiedemann is incorporated herein by reference to Exhibit 10.24 to iDine Reward Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 31, 2003.

10.17	Offer Letter, dated May 14, 2003, between iDine Rewards Network Inc. and Bryan Adel is incorporated herein by reference to Exhibit 10.25 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.18	Offer Letter, dated March 14, 2003, between iDine Rewards Network Inc. and David Marks is incorporated herein by reference to Exhibit 10.27 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.19	Offer Letter, dated May 14, 2003, between iDine Rewards Network Inc. and Kenneth R. Posner is incorporated herein by reference to Exhibit 10.28 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.20	Offer Letter, dated June 18, 2003, between iDine Rewards Network Inc. and Anthony Priore is incorporated herein by reference to Exhibit 10.29 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.21*	Severance and Release Agreement, dated as of February 10, 2005, between Anthony Priore and Rewards Network Services Inc.

Exhibit No.		Description

10.22		Offer Letter, dated April 22, 2003, between iDine Rewards Network Inc. and Dominic Rinaldi is incorporated herein by reference to Exhibit 10.30 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.23		Offer Letter, dated February 1, 2001, between Transmedia Network Inc. and Gregory J. Robitaille is incorporated herein by reference to Exhibit 10.31 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.24		Form of Directors’ and Officers’ Indemnity Agreement, dated as of May , 2002, between iDine Rewards Network Inc. and the indemnitee stated therein is incorporated herein by reference to Exhibit 99 to iDine Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-89406), filed on May 30, 2002.

10.25		Transmedia Network Inc. Severance Pay Plan and Summary Plan Description is incorporated herein by reference to Exhibit 10.35 of Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 31, 2004.

10.26		Credit Agreement, dated as of November 3, 2004, by and among Rewards Network Inc., Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, and the other lenders party thereto is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on November 4, 2004.

10.27	*	Services Agreement, dated March 24, 2004, between First Data Merchant Services Corporation and Rewards Network Inc.

12.1*		Statement regarding calculation of earnings to fixed charges

21.1*		List of Subsidiaries

23.1*		Consent of KPMG LLP

24.1*		Power of Attorney (contained in the signature page to this annual report on Form 10-K)

31.1*		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*		Section 1350 Certification of Chief Executive Officer

32.2*		Section 1350 Certification of Chief Financial Officer

99.1*		Cautionary Statements

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March 2005.

REWARDS NETWORK INC.

By:	/s/ GEORGE S. WIEDEMANN
Name:	George S. Wiedemann
Title:	President and Chief Executive Officer

Power Of Attorney

Each person whose signature appears below, being a director of Rewards Network Inc., a Delaware corporation (the “Company”), hereby constitutes and appoints George S. Wiedemann and Kenneth R. Posner, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign one or more Annual Reports for the fiscal year ended December 31, 2004 on Form 10-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or such other form as any such attorney-in-fact may deem necessary or desirable, any amendments thereto, and all additional amendments thereto, each in such form as they or either of them may approve, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Exchange Act and the applicable rules and regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SAMUEL ZELL Samuel Zell	Chairman of the Board	March 14, 2005

/s/ GEORGE S. WIEDEMANN George S. Wiedemann	Director, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2005

/s/ KENNETH R. POSNER Kenneth R. Posner	Senior Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2005

Signature	Capacity In Which Signed	Date

/s/ ADAM M. ARON Adam M. Aron	Director	March 14, 2005

/s/ PETER C.B. BYNOE Peter C.B. Bynoe	Director	March 14, 2005

/s/ RAYMOND A. GROSS Raymond A. Gross	Director	March 14, 2005

/s/ F. PHILIP HANDY F. Philip Handy	Director	March 14, 2005

/s/ FRANK E. WOOD Frank E. Wood	Director	March 14, 2005

/s/ HAROLD I. SHAIN Harold I. Shain	Director	March 14, 2005

/s/ JOHN A. WARD, III John A. Ward, III	Director	March 14, 2005

Lester Wunderman	Director	March 14, 2005

REWARDS NETWORK INC.

LISTING OF EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Gene M. Henderson, Herbert M. Gardner, James M. Callaghan, Gregory J. Robitaille, John A. Ward III, George S. Wiedemann, Christine M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman and Thomas J. Litle is incorporated herein by reference to Exhibit 4.7 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.2	Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.5 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.3	First Amendment, dated February , 2003, to that certain Investment Agreement, dated April 28, 2000, among iDine Rewards Network Inc., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.8 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 31, 2003.

4.4	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.5	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.6	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.7	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.15 to Transmedia Network Inc.’s Registration Statement on Form S-3 (File No. 333-49366), filed on November 6, 2000.

4.8	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.17 to Transmedia Network Inc.’s Registration Statement on Form S-3 (File No. 333-49366), filed on November 6, 2000.

4.9	Indenture, dated as of October 15, 2003, as amended and restated as of February 4, 2004, between Rewards Network Inc. and LaSalle Bank National Association is incorporated herein by reference to Exhibit 4.15 to Rewards Network Inc’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.10	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC is incorporated herein by reference to Exhibit 4.18 to iDine Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 14, 2003.

Exhibit No.	Description
10.1	Stock Purchase and Sale Agreement, dated as of November 6, 1997, among Transmedia Network Inc., Samstock, L.L.C. and Transmedia Investors L.L.C. is incorporated herein by reference to Exhibit 10.1 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on November 17, 1997.

10.2	Amended and Restated Agreement Among Stockholders, dated as of March 3, 1998, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors L.L.C., Melvin Chasen and Iris Chasen and Halmostock Limited Partnership is incorporated herein by reference to Exhibit 10.5 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 17, 1998.

10.3	Stockholders Agreement, dated as of March 3, 1998, among Transmedia Network Inc., EGI—Transmedia Investors, L.L.C., Samstock, L.L.C., and Halmostock Limited Partnership is incorporated herein by reference to Exhibit 10.6 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 17, 1998.

10.4	Transmedia Network Inc. 1987 Stock Option and Rights Plan is incorporated herein by reference to Exhibit 10.2 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 000-4028), filed on December 29, 1994.

10.5	Form of Stock Option Agreement (as modified) between iDine Rewards Network Inc. and certain directors is incorporated herein by reference to Exhibit 10.3 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No.001-13806), filed on December 29, 1995.

10.6	iDine Rewards Network Inc. 1996 Long-Term Incentive Plan, including amendments through June 1, 2002, is incorporated herein by reference to Exhibit 10.13 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed March 12, 2004.

10.7	Rewards Network Inc. 2004 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.

10.8	Amendment No. 1 to the Rewards Network Inc. 2004 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.

10.9*	Form of Restricted Stock Unit Award Agreement.

10.10	Rewards Network Inc. 2004 Non-Employee Director Awards Program is incorporated herein by reference to Exhibit 10.4 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.

10.11	Amendment Number One to the Rewards Network Inc. 2004 Non-Employee Director Awards Program is incorporated herein by reference to Exhibit 10.5 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 8, 2004.

10.12	Lease by and between Equity Office Properties Management, as agent for Two North Riverside Plaza Joint Venture Limited Partnership, and iDine Rewards Network Inc., dated May 5, 2003 is incorporated herein by reference to Exhibit 10.16 to iDine Rewards Network Inc.’s Annual Report on Form 10-K/A (File No. 001-13806), filed on October 7, 2003.

10.13	Lease by and between Equity Office Management, L.L.C., as indirect manager of San Felipe Plaza, Ltd.. and Rewards Network Inc., dated June 25, 2004, is incorporated herein by reference to Exhibit 10.6 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 8, 2004.

10.14*	Lease by and between Insignia Corporate Establishments (U.S.) Inc. and Rewards Network Inc., dated August 30, 1999, and the amendment thereto.

10.15	Employment Agreement, dated as of March 30, 2000, between Transmedia Network Inc. and Gerald J. Hughes is incorporated herein by reference to Exhibit 10.19 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

Exhibit No.	Description
10.16	Employment Agreement, dated as of September 26, 2002, between iDine Rewards Network Inc. and George S. Wiedemann is incorporated herein by reference to Exhibit 10.24 to iDine Reward Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 31, 2003.

10.17	Offer Letter, dated May 14, 2003, between iDine Rewards Network Inc. and Bryan Adel is incorporated herein by reference to Exhibit 10.25 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.18	Offer Letter, dated March 14, 2003, between iDine Rewards Network Inc. and David Marks is incorporated herein by reference to Exhibit 10.27 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.19	Offer Letter, dated May 14, 2003, between iDine Rewards Network Inc. and Kenneth R. Posner is incorporated herein by reference to Exhibit 10.28 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.20	Offer Letter, dated June 18, 2003, between iDine Rewards Network Inc. and Anthony Priore is incorporated herein by reference to Exhibit 10.29 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.21*	Severance and Release Agreement, dated as of February 10, 2005, between Anthony Priore and Rewards Network Services Inc.

10.22	Offer Letter, dated April 22, 2003, between iDine Rewards Network Inc. and Dominic Rinaldi is incorporated herein by reference to Exhibit 10.30 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.23	Offer Letter, dated February 1, 2001, between Transmedia Network Inc. and Gregory J. Robitaille is incorporated herein by reference to Exhibit 10.31 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.24	Form of Directors’ and Officers’ Indemnity Agreement, dated as of May , 2002, between iDine Rewards Network Inc. and the indemnitee stated therein is incorporated herein by reference to Exhibit 99 to iDine Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-89406), filed on May 30, 2002.

10.25	Transmedia Network Inc. Severance Pay Plan and Summary Plan Description is incorporated herein by reference to Exhibit 10.35 of Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 31, 2004.

10.26	Credit Agreement, dated as of November 3, 2004, by and among Rewards Network Inc., Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, and the other lenders party thereto is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on November 4, 2004.

10.27*	Services Agreement, dated March 24, 2004, between First Data Merchant Services Corporation and Rewards Network Inc.

12.1*	Statement regarding calculation of earnings to fixed charges

21.1*	List of Subsidiaries

23.1*	Consent of KPMG LLP

24.1*	Power of Attorney (contained in the signature page to this annual report on Form 10-K)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

99.1*	Cautionary Statements

*	Filed herewith