Form 10-Q
period 2005-03-31
REWARDS NETWORK INC
filed 2005-05-10
CIK 78536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

As of May 2, 2005, there were 25,812,815 shares of the registrant’s common stock, par value $.02 per share, outstanding.

INDEX

REWARDS NETWORK INC. AND SUBSIDIARIES

REWARDS NETWORK INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Consolidated Balance Sheets

(in thousands, except per share data)

	March 31, 2005	December 31, 2004*
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$4,056	$8,728
Short-term available for sale securities	6,697	6,718
Accounts receivable, net of allowance for doubtful accounts of $3,300 and $2,793, respectively	6,297	7,642
Marketing Credits, net of allowance for doubtful accounts of $25,829 and $26,943, respectively	141,593	143,947
Deferred income taxes	9,255	8,640
Prepaid expenses and other current assets	1,389	1,588
Income taxes receivable	2,925	1,194

Total current assets	172,212	178,457

Property and equipment, net of accumulated depreciation and amortization of $14,234 and $13,194, respectively	9,716	10,450
Other assets	2,260	1,762
Long-term available for sale securities	331	331
Excess of cost over net assets acquired (goodwill)	8,117	9,671

Total assets	$192,636	$200,671

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable—Marketing Credits	$8,358	$13,031
Accounts payable—trade	15,579	15,685
Accrued compensation	2,515	2,641
Other current liabilities	4,053	2,978
Deferred membership fee income	1,514	1,616

Total current liabilities	32,019	35,951

Convertible subordinated debentures	70,000	70,000
Deferred income taxes	1,326	1,904
Other long-term liabilities	399	448

Total liabilities	103,744	108,303

Stockholders’ equity:
Common stock, par value $0.02 per share; authorized 70,000 shares; issued 26,079 and 26,041 shares, respectively; and outstanding 25,797 and 25,759 shares, respectively	522	521
Additional paid-in capital	59,664	59,450
Cumulative other comprehensive income (loss):
Unrealized loss on marketable securities, net of tax	(60)	(54)
Foreign currency translation, net of tax	241	259
Retained earnings	30,735	34,402
Treasury stock, at cost (282 shares)	(2,210)	(2,210)

Total stockholders’ equity	88,892	92,368

Total liabilities and stockholders’ equity	$192,636	$200,671

*	The balance sheet at December 31, 2004 is derived from the registrant’s audited consolidated financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(in thousands, except earnings per share)

	Three Months Ended March 31,
	2005	2004
Operating revenues:
Sales	$74,764	$88,649

Cost of sales	37,561	42,395
Provision for losses	8,496	3,243
Member rewards and savings	13,153	19,475

Total direct expenses	59,210	65,113

Net revenue	15,554	23,536
Membership fees and other income	783	948

Total operating revenues	16,337	24,484

Operating expenses:
Salaries and benefits	5,235	5,565
Sales commissions and expenses	5,189	5,437
Professional fees	1,980	851
Member and merchant marketing	1,473	1,987
Goodwill impairment	1,554	—
General and administrative	6,352	4,242

Total operating expenses	21,783	18,082

Operating income (loss)	(5,446)	6,402

Other income (expense):
Interest and other income	73	139
Interest expense and financing costs	(769)	(932)

Income (loss) before income tax provision (benefit)	(6,142)	5,609
Income tax provision (benefit)	(2,475)	2,272

Net income (loss)	$(3,667)	$3,337

Net income (loss) available for common stockholders	(3,667)	3,749

Earnings (loss) per share of common stock:
Basic	$(0.14)	$0.14

Diluted	$(0.14)	$0.13

Weighted average number of common and common equivalent shares outstanding:
Basic	25,926	24,322

Diluted	25,926	29,915

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(3,667)	$3,337

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,095	1,108
Amortization of deferred financing cost	205	254
Impairment of goodwill	1,554	—
Provision for losses on Marketing Credits	8,496	3,243
Loss on disposal of fixed assets	28	—
Deferred income taxes	(1,193)	—

Changes in assets and liabilities:
Accounts receivable	1,345	238
Marketing Credits (including accounts payable - Marketing Credits)	(10,815)	(5,707)
Prepaid expenses and other current assets	199	573
Other assets	(752)	432
Accounts payable	(106)	(394)
Income taxes	(1,731)	1,546
Accrued compensation	(126)	(1,958)
Other current liabilities	1,075	393
Deferred membership fee income	(102)	(272)

Net cash (used in) provided by operating activities	(4,495)	2,793

Cash flows from investing activities:

Additions to property and equipment	(389)	(900)
Decrease in short-term available for sale securities	15	7,598
Increase in long-term available for sale securities	—	(4,168)

Net cash provided by (used in) investing activities	(374)	2,530

Cash flows from financing activities:

Exercise of warrants and options for common stock	215	634

Net cash provided by financing activities	215	634

Effect of exchange rate on cash	(18)	—

Net (decrease) increase in cash	(4,672)	5,957

Cash and cash equivalents:
Beginning of the period	8,728	9,709

End of the period	$4,056	$15,666

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4	$109

Income taxes	$470	$587

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Condensed Consolidated Financial Statements

(1) Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these interim financial statements in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments that are of a normal recurring nature necessary to present fairly the consolidated financial position of Rewards Network Inc. and its subsidiaries (collectively, the “Company”) at March 31, 2005, consolidated results of operations for the three months ended March 31, 2005 and 2004 and the consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 have been made. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”) on March 14, 2005. The consolidated balance sheet as of December 31, 2004 is derived from the Company’s audited consolidated financial statements.

Nature of operations: The Company markets and administers loyalty rewards programs that bring its participating merchants and members together. The Company does this by marketing its participating merchants to members and offering benefits in the form of Cashback Rewardssm savings, airline frequent flyer miles and other currencies to members who patronize its participating merchants and pay their bills using a payment card that they have registered with the Company.

The Company’s participating merchants are principally restaurants and hotels. The Company attracts participating restaurants by purchasing Marketing Credits for food and beverages, which it then uses when members dine at the participating restaurant, and by providing Marketing Services that market to members the participating restaurants and offer benefits to members for dining at the participating restaurants. Both the Company’s Marketing Credits Program and Marketing Services Program are designed to generate incremental business from new and existing customers. The Company attracts participating hotels by providing Marketing Services that market the participating hotels to members, offer benefits to members and are designed to fill empty hotel rooms and generate business from members.

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

(2) Credit Agreement Covenant Waiver

On April 25, 2005, the Company, Bank of America, N.A., and the lenders party thereto entered into a Waiver (“Waiver”) to the Credit Agreement among the Company, Bank of America, N.A., as Administrative

REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

Agent and Letter of Credit Issuer, and the other lenders party thereto. Pursuant to the Waiver, the lenders agreed to waive any default having occurred or to occur as a result of a breach of certain sections of the Credit Agreement, which require the Company to maintain positive net income and a ratio of indebtedness to earnings before interest, taxes, depreciation and amortization that does not exceed a stated amount, for the quarterly accounting period ended March 31, 2005. The Waiver does not waive any defaults for purposes of requesting an extension of credit under the Credit Agreement. The Company does not currently have any borrowings outstanding under the Credit Agreement. The Company is discussing with Bank of America, N.A. modifications to the Credit Agreement that would cure the defaults for purposes of requesting an extension of credit under the Credit Agreement.

(3) Goodwill Impairment

In 1997, the Company started the systematic reacquisition of its’ franchised territories which it completed by mid-2000. At the time of the reacquisition, the Company treated the excess of cost over fair value of assets acquired as goodwill. During the first quarter of 2005, certain of these reacquired territories experienced a significant decline in sales related to unanticipated competition and the loss of key salespersons in these territories, which contributed to an operating loss for the quarter. These financial results, coupled with several changes in senior executive management in the first quarter, gave rise to the Company’s need to reassess the goodwill related to the reacquired franchises.

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” “SFAS 142”, the Company prepared a discounted cash flow analysis which indicated that the book value of the certain reporting units exceeded their estimated fair value and that all of the goodwill associated with these reporting units had been impaired. Accordingly, the Company has recognized a non-cash impairment loss of $1,553,637 ($0.04 per share) for the three months ended March 31, 2005.

(4) CEO Compensation Agreements

On March 29, 2005, the Board of Directors appointed Ronald L. Blake as President and Chief Executive Officer. Mr. Blake’s compensation consists of an annual salary of $600,000 and benefits consistent with the Company’s standard employee benefit plans.

Also, on March 29, 2005, Mr. George S. Wiedemann, the former President and Chief Executive Officer, resigned. As part of his severance agreement, Mr. Wiedemann will receive severance payments of $806,750 over a period of twelve months following his resignation and COBRA reimbursement for a period of twelve months. Mr. Wiedemann also resigned from the Board of Directors. The entire amount relating to the severance was recorded during the three months ended March 31, 2005.

(5) Available for sale securities

Investments and marketable securities, all classified as available-for-sale, consisted of the following at March 31, 2005.

REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(in thousands)
Short-term available for sale securities
U.S. government obligations	$6,759	$—	$62	$6,697

Long-term available for sale securities
Other	331	—	—	331

(6) Certain Relationships and Related Party Transactions

On August 30, 1999, the Company entered into an office lease agreement with EOP – Northwest Properties, L.L.C., an affiliate of Equity Office Properties Trust. Samuel Zell, the Company’s Chairman of the Board of Directors, is Chairman of the Board of Trustees and a stockholder of Equity Office Properties Trust. The lease is for office space at 999 Third Avenue, Suite 3800, Seattle, Washington. The term of the lease commenced on September 1, 1999 and the Company has delivered notice of termination effective August 31, 2005. The Company paid rent of $10,347 and $8,008 for the three months ended March 31, 2005 and 2004, respectively.

On May 5, 2003, the Company entered into an office lease agreement with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, a limited partnership comprised in part of trusts established for the benefit of Samuel Zell and members of his family. The lease initially provided for 10,000 square feet of office space at Two North Riverside Plaza, Chicago, Illinois and, effective July 1, 2004, the Company exercised its option to increase this space to 14,324 square feet. The term of the lease is from September 1, 2003 through August 31, 2008. The Company paid rent of $71,218 and $47,429 for the three months ended March 31, 2005 and 2004, respectively.

On June 25, 2004, the Company entered into an office lease agreement with Equity Office Management, L.L.C., as indirect manager of San Felipe Plaza, Ltd., a limited partnership. Equity Office Management, L.L.C. is an affiliate of Equity Office Properties Trust. The lease provides for 827 square feet of office space at 5847 San Felipe, Suite 1675, Houston, Texas. The term of the lease is from July 1, 2004 through June 30, 2009. The Company paid rent of $4,342 for the three months ended March 31, 2005.

The future minimum lease obligation for these three leases is as follows:

Year ending December 31,	(in thousands)
2005	227
2006	298
2007	305
2008	213
Thereafter (through June 30, 2009)	8

Total minimum lease payments	$1,051

Equity Group Investments, L.L.C. (“EGI”), an affiliate of Samstock, L.L.C., the Company’s largest stockholder, provided investment and other financial advisory services to the Company in 2004. The Company paid $62,500 to EGI for these services for the three-month period ended March 31, 2004. Samuel Zell serves as Chairman of EGI. This arrangement was terminated as of September 30, 2004.

REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

On October 11, 2004, the Company entered into an agreement with EGI for administrative services beginning October 18, 2004 and continuing on a month to month basis, with a 30 day written notice required for cancellation. The administrative services consist of rent for 1,251 square feet of additional office space at Two North Riverside Plaza, Chicago, Illinois, utilities and maintenance service. For the three months ended March 31, 2005, the Company paid $6,724 to EGI for these services. This agreement was terminated as of April 30, 2005.

(7) Litigation

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

On June 25, 2004, the action was removed from the Los Angeles County Superior Court to the United States District Court for the Central District of California. The Company believes that the complaint is without merit and intends to vigorously defend against it. The ultimate cost to the Company from this action is not possible to predict and may not be determined for a number of years.

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

(8) Earnings (loss) per Share

Basic earnings (loss) per share were computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding for each period presented. Diluted earnings per share were computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of the Company’s common stock and common stock equivalents outstanding for each period presented. Potentially dilutive securities were considered for the three months ended March 31, 2005 and 2004 to the extent dilutive. There were 4,127,882 weighted average shares of common stock equivalents which were excluded for the three months ended March 31, 2005 as their effect would have been anti-dilutive. The Company has restated diluted net income per share for the three months ended March 31, 2004 to include the dilutive impact of the convertible debentures and reflect the adoption of EITF 04-08.

REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

	Three months ended March 31,
	2005	2004
Net income (loss) as reported	$(3,667)	$3,337
Convertible debentures, net of tax benefit	—	412

Net income (loss) available to common stockholders	$(3,667)	$3,749

Weighted average number of shares of common stock and common stock equivalents outstanding
Basic	25,926	24,322
Stock options	—	977
Warrants	—	703
Convertible debentures	—	3,913

Diluted	25,926	29,915

Earnings (loss) per share:
Basic	$(0.14)	$0.14

Diluted	$(0.14)	$0.13

(9) Stock-based Compensation

In accordance with the FASB Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, the Company has elected to continue to comply with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) to account for stock options and, accordingly, no compensation expense has been recognized in the Company’s financial statements because the exercise price of employee stock options equals the fair market price of the underlying stock on the date of grant. Under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as compensation expense over the vesting or service period. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below:

	Three months ended March 31,
	2005	2004
Net income (loss)
As reported	$(3,667)	$3,337
Employee stock option compensation expense, net of tax	1,534	(568)

Pro forma	$(2,133)	$2,769

Net income (loss) per common share (basic)
As reported	$(0.14)	$0.14
Employee stock option compensation expense, net of tax	0.06	(0.02)

Pro forma	$(0.08)	$0.12

Net income (loss) per common and common equivalent share (diluted)
As reported	$(0.14)	$0.13
Employee stock option compensation expense, net of tax	0.06	(0.02)

Pro forma	$(0.08)	$0.11

REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

The Company uses the Black-Scholes valuation model for estimating the fair value of options granted. During the three months ended March 31, 2005 and 2004, the Company granted options to purchase 90,000 and 140,000 shares of its common stock to certain executives, respectively. The following represents the estimated fair value of options granted and the weighted-average assumptions used in calculating such estimate:

	Three months ended March 31,
	2005	2004
Weighted average estimated fair value per option granted	$2.91	$6.23
Stock volatility	55.9%	45.5%
Risk-free interest rate	4.3%	3.8%
Expected option life in years	10	10
Expected stock dividend yield	0%	0%

(10) Recently Issued Accounting Pronouncements

In September 2004, the Emerging Issues Task Force of the FASB reached consensus on Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). The guidance requires companies to include shares issuable under convertible debt in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. The Company adopted EITF 04-08 as of December 31, 2004 and prior period’s diluted shares outstanding and diluted earnings per share amounts were restated to present comparable information. The Company has $70 million of 3.25% debentures that are convertible into approximately 3.9 million shares of common stock if certain conditions are met. Applying the if-converted method, as required by EITF 04-08, net income for the diluted earnings per share calculation is adjusted for interest expense associated with the convertible debt instrument and diluted weighted average shares outstanding are increased for shares issuable upon conversion.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123. In March 2005, the SEC issued Staff Bulletin No. 107 (SAB 107) regarding its interpretation of SFAS 123R. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees. In accordance with the revised statement, the Company will be required to recognize the expense attributable to stock options granted or vested subsequent to December 31, 2005. The Company is evaluating the requirements of SFAS 123R and SAB 107. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123 in Note 8.

(11) Business and Credit Concentrations

As of March 31, 2005, the Company had contracts or relationships with nine major airlines that offer frequent flyer miles as rewards. Also for the three months ended March 31, 2005, United Airlines, Delta Airlines and Upromise Inc. individually represented 10% or more of the Company’s sales and for the three months ended March 31, 2004, United Airlines and Upromise Inc. individually represented 10% or more of the Company’s sales. The following table illustrates the Company’s partner sales concentration as a percentage of total sales:

	Three months ended March 31,
	2005	2004
Airlines	56.7%	55.6%
Partners that represent 10% or more of sales	46.0%	33.1%

REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and notes to those financial statements, which are included in this report. This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “intends,” “expects,” “could,” “should,” “plans,” “believes,” “estimates” or words or phrases of similar import generally identify forward-looking statements. You are cautioned that forward-looking statements are subject to risks, trends and uncertainties that could cause actual results, performance or achievements to differ materially from those expressed in any forward-looking statements. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to, the following: (i) our dependence on our relationships with airlines and other reward program partners for a significant number of members, (ii) the concentration of a significant amount of our rewards currency in one industry group, the airline industry, (iii) our inability to attract and retain merchants and members, (iv) our inability to maintain an appropriate balance between the number of members and the number of participating merchants in each market, (v) changes to card association rules and practices, (vi) our dependence upon our relationships with transaction processors, presenters and aggregators, (vii) network interruptions or processing errors, (viii) our susceptibility to a changing regulatory environment, (ix) increased operating costs due to privacy concerns of our marketing partners, payment card processors and the public, (x) the failure of our security measures, (xi) our susceptibility to restaurant credit risk, (xii) economic changes, (xiii) an adverse change in our loss experience related to Marketing Credits, (xiv) adverse consequences of changes in our programs that affect the rate of rewards received by members, (xv) our inability to generate sufficient profit margin on expanded restaurant product offerings, (xvi) the loss of key personnel, (xvii) adverse determination of lawsuits in which we are a defendant, (xviii) increasing competition, (xix) our inability to obtain sufficient cash, (xx) the failure of our program offering members rewards for patronizing select hotels,(xxi) the failure of our retail rewards program, and (xxii) the failure of our expansion into Canada. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time or otherwise. See the cautionary statements included as Exhibit 99.1 to our annual report on Form 10-K for the year ended December 31, 2004 for a more detailed discussion of the foregoing and other factors that could cause actual results to differ materially from those included in the forward-looking statements and that, among others, should be considered in evaluating our outlook.

Overview

We market and administer loyalty rewards programs that bring our participating merchants and members together. We do this by marketing our participating merchants to members and offering benefits in the form of cash credits to the member’s payment card account, which we refer to as Cashback Rewardssm savings, airline frequent flier miles and other currencies to members who patronize our participating merchants and pay their bills using a payment card that they have registered with us.

Our participating merchants are principally restaurants and hotels. We attract participating restaurants by purchasing Marketing Credits for food and beverages, which we then use when members dine at the participating restaurant, and by providing Marketing Services that market to members the participating restaurants and offer benefits to members for dining at the participating restaurants. Until late 2004, the Marketing Credits Program was called the Dining Credits Purchase Plan and Marketing Credits were referred to as Rights to Receive, RTR or Dining Credits. Also, our Marketing Services Program was previously referred to as the Revenue Management Plan. We have made these terminology changes to better align the terms with the services provided. Both our Marketing Credits Program and Marketing Services Program are designed to generate incremental business from

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

new and existing customers. We attract participating hotels by providing Marketing Services that market the participating hotels to members, offer benefits to members and are designed to fill empty hotel rooms and generate business from members.

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

Participating Merchants

Restaurants

As of March 31, 2005, we had 10,307 participating restaurants in more than 45 U.S. states and in Canada. We primarily offer two programs for our participating restaurants – the Marketing Credits Program and the Marketing Services Program.

In June 2004, we launched our Marketing Credits Program and Marketing Services Program in Canada in the provinces of Ontario and British Columbia. As of March 31, 2005, we had 103 participating restaurants in Canada.

Marketing Credits Program. Under this program, we purchase food and beverage credits, which we refer to as Marketing Credits, from a participating restaurant, typically for cash, at a discount from the retail price for which it sells the food and beverages. We then market the participating restaurant to members and offer benefits to our members in the form of Cashback Rewards savings, frequent flier miles and other currencies for dining at the participating restaurant. The amount of benefits offered to members may vary by the day of week. When a member dines at a restaurant that participates in the Marketing Credits Program and pays the bill with a payment card registered with us, we are entitled to receive from the participating restaurant a percentage of the total transaction amount (including food, beverages, tax and tip), which we generally debit from the participating restaurant’s bank account. We then reduce the amount of Marketing Credits outstanding with the participating restaurant by an amount equal to the amount that we receive from the participating restaurant.

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

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

Our participating hotels include independent hotels, which typically do not have their own loyalty programs, and major hotel chains. Participating hotels either enter into agreements directly with us or participate in the Marketing Services Program through our relationship with Travelweb LLC, a travel distribution company, which has enabled us to expand our hotel Marketing Services Program by including additional independent hotels as well as certain major U.S. hotel chains. The number of participating hotels has grown to approximately 11,448 as of March 31, 2005, with participating hotels located throughout the United States and in Canada.

Under our Marketing Services Program for hotels, we receive a marketing fee from a participating hotel when a member pays for a hotel room with a payment card that they have registered with us after making a reservation through our website or call center. The marketing fee is equal to a percentage of the hotel room rate.

Members

As of March 31, 2005, we had approximately 3.7 million active member accounts. We consider a member account to be active if the account has at least one transaction that qualified for a benefit at a participating merchant during the last 12 months. An active member account may consist of more than one payment card and may have more than one person associated with the account, although we consider each member account to be held by one “member.”

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

Airline frequent flier programs represent the largest number of our member accounts that are part of our loyalty partner programs. As of March 31, 2005, we provided dining benefits to nine major airlines, which we believe makes us the largest provider of dining programs for the airline industry. We are working to expand our loyalty partnerships beyond airlines. InterContinental Hotels Group, Upromise, eBay and Electronic Script Incorporated (eScrip) are notable instances of non-airline loyalty program providers for which we provide dining benefits.

Cashback Rewards Program. This is a fee-based program that typically provides between 5% and 20% Cashback Rewards savings on charges for food, beverage, tax and tip at participating restaurants and between 5%

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

and 15% Cashback Rewards savings on charges for room rates at participating hotels. Cashback Rewards savings are a cash credit that we make directly to the member’s payment card account. Some Cashback Rewards Program members may receive airline frequent flier miles instead of Cashback Rewards savings.

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

Payment Card Issuer Programs. We work with various issuers of general purpose credit, debit and other charge cards to provide a Cashback Rewards program to certain payment card portfolios. Our program is a differentiating feature of the card and provides cardholders with additional opportunities to earn benefits through the payment card’s loyalty program. In some cases, the payment card issuer pays us a fee for their cardholders’ access to our program. As of March 31, 2005, our card issuer partners included Bank of America, Diners Club International, Royal Bank of Canada and JPMorgan Chase.

Registered Card Platform

A critical part of the administration of our programs is our registered card platform. Members enrolled in our programs have a major payment card registered with us and then present that registered payment card while transacting at a participating merchant. Based on our agreements with various processors and presenters throughout the country, we receive data regarding all payment card transactions at our participating merchants. We aggregate this transaction data and then match these data to a file containing members’ registered payment card information, enabling us to determine which transactions were made by members. The transaction data that we receive is encrypted during transmission. We also receive files from some processors where the data is encrypted in a manner that allows us to read transactional data of registered members only. Members’ transactions are qualified via business rules to determine whether they are eligible for a benefit.

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

Member Benefits

We provide the vast majority of benefits to members in the form of Cashback Rewards savings, which are a direct cash credit to their payment card account, a dollar-denominated award to their loyalty program account, or a mileage credit to their frequent flier account. Cashback Rewards savings typically represent between 5% and

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

20% of the member’s total transaction amount with participating restaurants and typically between 5% and 15% of the member’s room rate with participating hotels. Members of our partners’ loyalty programs and payment card issuer programs may receive benefits either as Cashback Rewards savings or in alternative currencies, such as airline frequent flier miles, depending on the particular loyalty program. Members receiving airline frequent flier miles generally earn between five and ten miles for each dollar spent at participating restaurants and between five miles and ten miles for each room rate dollar spent at participating hotels, provided that they make the hotel reservation through us.

We communicate benefit opportunities to members via a variety of communication tools, including email, our website, newsletters, directories, toll-free numbers, fax back services and personal digital assistants.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the provision for Marketing Credits losses, the valuation allowance, if any, for net deferred tax assets, investments and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

We review our ability to realize Marketing Credits on a regular basis and provide for anticipated losses on Marketing Credits from restaurants that have ceased operations, restaurants that interfere with our ability to recover unused Marketing Credits and restaurants whose Marketing Credits are not being utilized by members. All other balances are segregated and evaluated based on the size of balance and the number of months required to recover the Marketing Credits outstanding. Account balances are charged off against the allowance when collection appears unlikely. Losses are reduced by recoveries of Marketing Credits previously written off.

Deferred Tax Assets Valuation Allowance

We record a valuation allowance to reduce our deferred tax assets when future realization is in question. We consider future taxable income and available tax planning strategies in assessing the need for the valuation allowance. In the event we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which such determination is made. Despite the current quarter loss, we believe that we will be able to fully utilize our net deferred tax asset in the future.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

Impairment Loss of Unamortized Goodwill

On at least an annual basis, we evaluate whether events and changes in circumstances warrant the recognition of an impairment loss of unamortized goodwill. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our programs, a change in the competitive environment and other industry and economic factors. Recoverability of an asset is measured by comparison of its carrying amount to the expected future cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results that are used in the preparation of projected cash flows, and, if different conditions prevail or judgments are made, a material write-down of goodwill could occur.

We comply with SFAS No. 142, ”Goodwill and Other Intangible Assets,” the current standard for periodic assessment of the carrying value of intangible assets, including goodwill. We assess the impact of SFAS No. 142 using a two-step approach to assess goodwill based on applicable reporting units and reassessed any intangible assets, including goodwill, recorded in connection with our previous acquisitions. During the first quarter of 2005, certain territories related to these reacquired franchises experienced a significant decline in sales related to unanticipated competition and the loss of key salespersons in these territories which contributed to an operating loss for the quarter. These financial results, coupled with several changes in senior executive management in the first quarter, gave rise to the Company’s need to reassess the goodwill related to the reacquired franchises.

In accordance with the provisions of SFAS 142, the Company prepared a discounted cash flow analysis which indicated that the book value of certain reporting units exceeded their estimated fair value and that goodwill had been impaired. Accordingly, the Company has recognized a non-cash impairment loss of $1,554 for the three months ended March 31, 2005.

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

Membership Fee and Other Income

Membership fee and other income consists principally of renewal fees from the Cashback Rewards Program members and is recognized over the membership period, which is usually twelve months beginning in the month the fee is received. Cardholder membership fees are cancelable and refunded to members, if requested, on a pro rata basis based on the remaining portion of the membership. In those cases where we earn an annual fee by retaining a portion of the benefits for each member account enrolled in the program, the retained portion reduces the amount of rewards and savings we record.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

(a) Results of operations—Comparison of the quarters ended March 31, 2005 and 2004

The following table sets forth for the periods presented our sales, components of our costs of sales and certain other information for each of our two revenue plans.

	Three Months ended March 31,
	2005			2004
	Marketing Credits Program	Marketing Services Program	Total	Marketing Credits Program	Marketing Services Program	Total
Qualified transaction amounts	$96,763	$24,226	$120,989	$106,343	$30,521	$136,864

Sales yield	71.6%	22.7%	61.8%	76.2%	24.8%	64.8%

Sales	69,258	5,506	74,764	81,065	7,584	88,649

Cost of Marketing Credits	37,153	—	37,153	42,088	—	42,088
Processing fee	378	30	408	281	26	307

Cost of sales	$37,531	$30	$37,561	$42,369	$26	$42,395

Provision for losses	8,328	168	8,496	3,243	—	3,243
Member rewards and savings	10,745	2,408	13,153	15,827	3,648	19,475

Net revenue	$12,654	$2,900	$15,554	$19,626	$3,910	$23,536

As more fully discussed below, net revenue for the three months ended March 31, 2005 decreased primarily due to an increase in the rate of provision for losses and a decrease in sales caused by a decrease in the number of transactions, a reduction in the average transaction amount and a decrease in the sales yield recognized from qualified transactions.

Qualified transactions at our participating merchants (which are transactions where members are entitled to receive rewards or savings) decreased $15,875 or 11.6% to $120,989 for the three months ended March 31, 2005 as compared to $136,864 for the three months ended March 31, 2004. The number of transactions decreased 9.2% to approximately 2,515 for the three months ended March 31, 2005 as compared with 2,771 for the three months ended March 31, 2004 and the average transaction amount decreased 2.6% to $48.11 for the three months ended March 31, 2005 from $49.40 for the three months ended March 31, 2004. The decrease in the number of qualified transactions is a result of our efforts to improve the management of our members’ share of an individual restaurant’s business and fewer restaurants in the program. We believe that the lower average dining transaction amount in the three months ended March 31, 2005 compared with the three months ended March 31, 2004 was due to a number of factors, including, but not limited to, (i) the replacement of some restaurant merchants in our programs with restaurant merchants with lower menu prices, (ii) decreased sales in some large primary markets, (iii) increased weekday revenues where transaction amounts tend to be slightly lower, (iv) increased transactions among member groups with lower average dining transaction amounts and (v) decreased transactions among member groups with higher average dining transaction amounts.

Sales yield, which represents sales as a percentage of qualified transaction amounts, decreased to 61.8% for the three months ended March 31, 2005 compared with 64.8% for the three months ended March 31, 2004. The decline in the sales yield reflects the changing mix in business propositions marketed to our merchants. We continue to work to improve restaurant merchant products to meet the needs of new merchants and reduce attrition of existing merchants. Many of these products have more favorable pricing for our Marketing Credits and our Marketing Services and have resulted in lower sales yield from Marketing Credits Program and Marketing Services Program qualified transaction amounts.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

We have introduced new Marketing Services products and expanded our offering of Marketing Credits products. Accordingly, we expect that in the future our sales yield percentage will further decline as qualified transactions from our Marketing Services Program represent a larger percentage of our total qualified transactions, and to the extent we offer restaurant merchants participating in our Marketing Credits Program more favorable economics to address the increased rate of attrition we have been experiencing and to attract new restaurant merchants. To the extent that we are successful in reducing restaurant merchant attrition and attracting new restaurant merchants, we believe that the increased sales that result from having more restaurant merchants should over time offset the lower sales yield.

Cost of sales, which is composed of the cost of Marketing Credits and related processing fees, increased to 50.2% of sales for the three months ended March 31, 2005 compared with 47.8% of sales for the three months ended March 31, 2004. Many of the new products designed to meet the needs of merchants and reduce the rate of attrition not only have lower sales yield, but they have more favorable pricing of Marketing Credits for our merchants and have resulted in a higher cost of sales for the three months ended March 31, 2005 compared with the three months ended March 31, 2004. Also contributing to the increase in the cost of sales percentage was the decrease in sales under our Marketing Services Program to 7.4% of total sales for the three months ended March 31, 2005 compared with 8.6% of total sales for the three months ended March 31, 2004. There is effectively no direct cost of sales impact associated with sales under our Marketing Services Program and, therefore, the relative decrease in these sales as a percentage of total sales results in a higher total cost of sales percentage.

The provision for Marketing Credits losses increased to 11.4% of total sales and 12.3% of Marketing Credits Program sales for the three months ended March 31, 2005 compared with 3.7% of total sales and 4.0% of Marketing Credits Program sales for the three months ended March 31, 2004. At the end of each reporting period we estimate the allowance for doubtful Marketing Credits accounts and, if necessary, adjust the provision for losses. The Marketing Credits portfolio is aged based on sales for the preceding quarter and the allowance is computed primarily by applying estimated loss percentages to the aged portfolio. Allowances are also provided for specifically identified accounts and for Marketing Credits balances that are large or slow moving. The increase in the provision for losses for the three months ended March 31, 2005 was primarily a result of the relatively large balance of Marketing Credits outstanding coupled with the decline in sales for the quarter. Accordingly, the sales for the first quarter imply that recovery of the Marketing Credits portfolio will take longer and, therefore, that the allowance for uncollectible accounts should be larger.

Member rewards and savings which include partner commissions and incentive bonus rewards paid to members, decreased to 17.6% of sales for the three months ended March 31, 2005 compared with 22.0% of sales for the three months ended March 31, 2004. There are two primary reasons for the decrease in the rate of rewards during 2005. First, in some cases, as part of the changes in merchant deal economics, we have reduced member benefit levels. Secondly, in the second quarter of 2004, we introduced a program of variable benefits whereby some of our member rewards and savings are tied to their level of participation in our programs. The reduced member benefit levels and the reduced rate of rewards paid to less engaged members has resulted in a lower overall effective rate of reward earned by our total membership base in the three months ended March 31, 2005 compared with the three months ended March 31, 2004.

Membership and other income decreased $165 or 17.4% for the three months ended March 31, 2005 compared with the three months ended March 31, 2004. The decrease can be primarily attributed to the decline in membership fee income and reflects the continuing effects of a change in marketing strategy we adopted in late 1999 to reduce our marketing of fee-based memberships. Since that time our marketing strategy has been focused on marketing a no-fee dining program to key affinity and loyalty partners where we can take advantage of the registered card platform and enroll large quantities of accounts at a reduced cost of acquisition and solicitation.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

Salaries and benefits decreased $330 or 5.9% to $5,235 for the three months ended March 31, 2005 from $5,565 for the three months ended March 31, 2004 primarily as a result of a lower level of management incentive compensation in the three months ended March 31, 2005. This was partially offset by annual merit increases, higher employee benefit costs and a planned increase in the number of employees.

Sales commissions and expenses decreased $248 or 4.6% to $5,189 for the three months ended March 31, 2005 compared with $5,437 for the three months ended March 31, 2004 due to a 15.7% decrease in sales for the three months ended March 31, 2005. However, sales commissions and expenses amounted to 6.9% of sales for the three months ended March 31, 2005 compared with 6.1% for the three months ended March 31, 2004. In January 2005, changes were made to the sales consultant compensation plan that resulted in more guaranteed payments to salespersons as contrasted with commissions based solely on sales. The 15.7% decrease in sales for the first quarter of March 31, 2005 compared to the three months ended March 31, 2004, coupled with the increase in guaranteed payments to salespersons, resulted in the increase in the sales commission percentage.

Professional fees increased $1,129 or 132.7% to $1,980 for the three months ended March 31, 2005 compared with $851 for the three months ended March 31, 2004. The increase is primarily due to increased accounting fees associated with the requirements under Sarbanes-Oxley for the review and evaluation of internal control, increased audit fees and legal costs for various litigation matters.

Member and merchant marketing expenses decreased $514 or 25.9% for the three months ended March 31, 2005 compared with the three months ended March 31, 2004 due to a decrease in directory printing and mailing costs and a decrease in member promotional marketing, part of which relates to hotel marketing. The decrease in directory printing and mailing is primarily due to the marketing initiative we began in the second half of 2003, replacing national directories with a customized, pocket-sized, eight-panel directory of restaurant listings in a member’s frequent dining areas (which we call “Fold-N-Go statements”) for segments of our membership base. These Fold-N-Go statements are less expensive to produce and distribute than the directories. We continue to reduce the distribution of directories as we concentrate on more electronic marketing such as emails. In addition, during the three months ended March 31, 2004, we had member promotions relating to the production of an airline video that was not repeated in 2005, and during the three months ended March 31, 2005, we scaled back our hotel marketing as we focus on our dining business.

During the three months ended March 31, 2005, certain territories we reacquired in 1998 and 1999 experienced a significant decline in sales related to unanticipated competition and the loss of key salespersons in these territories which contributed to an operating loss for the quarter. These financial results, coupled with several changes in senior executive management in the first quarter, gave rise to the Company’s need to evaluate the goodwill related to the reacquired franchises. As a result of this evaluation, the Company recognized a non-cash impairment loss of $1,554 ($0.04 per share) for the three months ended March 31, 2005.

General and administrative expenses increased $2,110 or 49.7% for the three months ended March 31, 2005 compared with the three months ended March 31, 2004. The increase is primarily the result of increases in severance costs of $1,577 related to the termination of certain executives during the three months ended March 31, 2005 and a $127 increase in rent and other office expenses compared with the three months ended March 31, 2004 due primarily to rent increases and the opening of new sales offices.

Interest expense and financing costs related to our securitization facility, revolving credit facility and convertible subordinated debentures decreased $163 or 17.5% for the three months ended March 31, 2005 compared with March 31, 2004. The decrease results from renewal costs associated with the securitization that were fully amortized in May 2004, and therefore not included in the three months ended March 31, 2005. This

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

decrease was partially offset by the amortization of fees and expenses relating to our revolving credit facility. On November 3, 2004, we entered into a $50 million unsecured revolving credit facility with Bank of America, N.A. and LaSalle Bank, N.A. This facility expires on July 13, 2008. There were no borrowings outstanding at March 31, 2005.

Our effective tax benefit rate for the three months ended March 31, 2005 was 40.3% compared with an effective tax rate of 40.5% for the three months ended March 31, 2004.

Net loss for the three months ended March 31, 2005 was $3,667 compared with net income of $3,337 for the three months ended March 31, 2004. This change is primarily due to the decline in sales, higher provision for marketing credits losses, severance costs and a goodwill impairment charge. Our weighted average shares and our diluted weighted average shares outstanding were 25,926 for the three months ended March 31, 2005 due to the fact that 4,128 weighted average shares of common stock equivalents were excluded as their effect would have been anti-dilutive. Weighted average shares for the three months ended March 31, 2004 were 24,322 shares and our diluted weighted average shares were 29,915 shares. We adopted the Emerging Issues Task Force of the FASB Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”) as of September 31, 2004. We have $70 million of 3.25% debentures that are convertible into approximately 3.9 million shares of common stock if certain conditions are met. Applying the if-converted method, as required by EITF 04-08, net income for the diluted earnings per share calculation is adjusted for interest expense associated with the convertible debt instrument and diluted weighted average shares outstanding are increased for shares issuable upon conversion. Prior period diluted shares outstanding and diluted earnings per share amounts have been revised to present comparable information.

(b) Liquidity and Capital Resources

At March 31, 2005, our short-term investments, cash and cash equivalents amounted to $10,753, and our long-term investments amounted to $331. Cash used in operating activities amounted to $4,495 in the quarter ended March 31, 2005 and was primarily due to the funding growth of our Marketing Credits portfolio.

Cash used in investing activities was $374 for the three months ended March 31, 2005 and included capital expenditures in the amount of $389. Capital expenditures for the quarter ended March 31, 2005 was primarily website development for our products and software development relating to our sales consultants compensation plan and our geographic expansion into Canada.

During the three months ended March 31, 2005, our only source of financing cash flow was provided from the exercise of stock options.

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

On November 3, 2004, we entered into a $50 million unsecured revolving credit facility with Bank of America, N.A. and LaSalle Bank, N.A. This facility expires on July 13, 2008. For the quarterly accounting period ended March 31, 2005, we were in breach of certain sections of the Credit Agreement that require us to maintain positive net income and a ratio of indebtedness to earnings before interest, taxes, depreciation and amortization that does not exceed a stated amount. On April 25, 2005, the Company, Bank of America, N.A. and LaSalle Bank, N.A. entered into a Waiver (“Waiver”) to the Credit Agreement. Pursuant to the Waiver, the banks agreed to waive any default having occurred or to occur as a result of a breach of certain sections of the Credit Agreement. The Waiver does not waive any defaults for purposes of requesting an extension of credit under the Credit Agreement. The Company is discussing with Bank of America, N.A. modifications to the Credit Agreement that would cure the defaults for purposes of requesting an extension of credit under the Credit Agreement. The Company does not currently have any borrowings outstanding under the Credit Agreement.

Our working capital was $140,193 at March 31, 2005. As of the date of this quarterly report on Form 10-Q, we expect to continue to maintain a positive working capital position. However, we cannot predict whether current trends and conditions will continue or what the effect on our business might be from events beyond our control, such as airline bankruptcies, consolidation or liquidation, U.S. military actions, acts of terrorism or adverse litigation. We believe that investments available for sale at March 31, 2005, together with cash on hand and cash generated from operations will be sufficient to satisfy all of our funding requirements while we work with the bank group to modify the Credit Agreement.

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

The competitive environment in which we operate and an increase in the rate of restaurant merchant attrition suggest that we need to expand our array of product offerings to improve retention of existing restaurant merchants and attract new merchants to our program. Although the failure rate in the restaurant industry is quite high and we experience merchant attrition due to the closing of restaurants, we also lose merchants as a result of their dissatisfaction with our programs’ impact on their business.

In November 2004, in an effort to improve the retention of existing restaurant merchants and attract new merchants to our programs, we began selling an expanded array of product offerings, some of which result in more favorable economics for participating restaurant merchants and, therefore, will continue to reduce our sales yield rate and increase our cost of sales percentage.

In 2004, we significantly increased the size of the sales force and invested in their training. We will maintain the sales force at the current level while we focus on expanding the level of training with a view toward improving the team’s overall productivity. We believe that such productivity increases combined with new products and services should result in an increase in the number of new participating restaurant merchants in

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

2005. Many of these restaurant merchants will be participants in the Marketing Credits Program and, therefore, we expect to use our capital to fund this growth.

In 2005, we plan to review the processes and document flow associated with our product offerings with the expectation of adding efficiencies to the process. These efficiencies should reduce the time currently experienced between contract execution with the merchant and the time the merchant is available for member transactions. If successful, the changes should reduce cost, enhance revenue recognition and improve merchant relationships.

Beginning in the second quarter of 2004, we started to implement changes to our member rewards and savings propositions. Currently, these changes consist of reduced member benefit levels at certain merchants. Additional changes that will become effective during July 2005 are designed to better align member benefits with member activity by introducing a tiered member benefit schedule to many of our programs. Under the current benefit schedule, a member is entitled to earn a benefit per dollar spent at a participating merchant regardless of the member’s level of activity in our program. Under the new tiered member benefit schedule, a member’s benefits and tier level will be based on the member’s level of participation in our program, with more active members receiving greater benefits per dollar spent at participating merchants, access to more participating merchants and greater bonus opportunities than less active members. The tiered member benefit schedule could continue to reduce the percentage of sales represented by member rewards and savings.

As of the date of this quarterly report on Form 10-Q, we do not anticipate investing in any future product lines and expect that during 2005 we will focus our efforts on improving our dining business, including expanding our marketing efforts to facilitate growth of the dining product offerings in Canada. We launched our retail initiative in December 2004 with an online mall of a group of national retailers. We later decided to delay further expansion of our retail initiative and do not anticipate any significant further spending on this initiative. We have also decided to modify our hotel offering. Effective July 1, 2005, we will no longer have direct relationships with any hotels and will continue to offer hotels to members only through third parties.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Since December 31, 2004, there have been no changes with regard to market risk that would require further quantitative or qualitative disclosure. For our quantitative and qualitative disclosures about market risk for the fiscal year ending December 31, 2004, refer to our annual report on Form 10-K, filed on March 14, 2005.

Item 4. Controls and Procedures

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

PART II—OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Gene M. Henderson, Herbert M. Gardner, James M. Callaghan, Gregory J. Robitaille, John A. Ward III, George S. Wiedemann, Christine M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman and Thomas J. Litle is incorporated herein by reference to Exhibit 4.7 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.2	Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.5 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.3	First Amendment, dated February , 2003, to that certain Investment Agreement, dated April 28, 2000, among iDine Rewards Network Inc., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.8 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 31, 2003.

4.4	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.5	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.6	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.7	Indenture, dated as of October 15, 2003, as amended and restated as of February 4, 2004, between Rewards Network Inc. and LaSalle Bank National Association is incorporated herein by reference to Exhibit 4.15 to Rewards Network Inc’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.8	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC is incorporated herein by reference to Exhibit 4.18 to iDine Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 14, 2003.

10.1	Severance and Release Agreement, dated as of February 10, 2005, between Anthony Priore and Rewards Network Services Inc. is incorporated herein by reference to Exhibit 10.21 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 14, 2005.

Exhibit No.	Description

10.2	Severance and Release Agreement, dated April 11, 2005, between Domenic A. Rinaldi and Rewards Network Establishment Services Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on April 14, 2005.

10.3	Waiver to Credit Agreement, dated as of April 25, 2005, by and among Rewards Network Inc., Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, the other lenders party thereto, and the subsidiaries of Rewards Network Inc. party thereto is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on April 26, 2005.

10.4	Severance and Release Agreement, dated April 26, 2005, between George S. Wiedemann and Rewards Network Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on April 27, 2005.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REWARDS NETWORK INC.

May 10, 2005	/S/ KENNETH R. POSNER
Kenneth R. Posner Senior Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer and on behalf of the registrant)

REWARDS NETWORK INC. AND SUBSIDIARIES

EXHIBIT LIST

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Gene M. Henderson, Herbert M. Gardner, James M. Callaghan, Gregory J. Robitaille, John A. Ward III, George S. Wiedemann, Christine M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman and Thomas J. Litle is incorporated herein by reference to Exhibit 4.7 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.2	Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.5 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.3	First Amendment, dated February , 2003, to that certain Investment Agreement, dated April 28, 2000, among iDine Rewards Network Inc., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.8 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 31, 2003.

4.4	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.5	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.6	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.7	Indenture, dated as of October 15, 2003, as amended and restated as of February 4, 2004, between Rewards Network Inc. and LaSalle Bank National Association is incorporated herein by reference to Exhibit 4.15 to Rewards Network Inc’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.8	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC is incorporated herein by reference to Exhibit 4.18 to iDine Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 14, 2003.

Exhibit No.		Description

10.1		Severance and Release Agreement, dated as of February 10, 2005, between Anthony Priore and Rewards Network Services Inc. is incorporated herein by reference to Exhibit 10.21 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 14, 2005.

10.2		Severance and Release Agreement, dated April 11, 2005, between Domenic A. Rinaldi and Rewards Network Establishment Services Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on April 14, 2005.

10.3		Waiver to Credit Agreement, dated as of April 25, 2005, by and among Rewards Network Inc., Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, the other lenders party thereto, and the subsidiaries of Rewards Network Inc. party thereto is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on April 26, 2005.

10.4		Severance and Release Agreement, dated April 26, 2005, between George S. Wiedemann and Rewards Network Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on April 27, 2005.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*		Section 1350 Certification of Chief Executive Officer

32.2*		Section 1350 Certification of Chief Financial Officer

*	Filed herewith