Form 10-Q
period 2005-06-30
REWARDS NETWORK INC
filed 2005-08-09
CIK 78536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended June 30, 2005

or

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

As of August 1, 2005, there were 26,158,939 shares of the registrant’s common stock, par value $.02 per share, outstanding.

INDEX

REWARDS NETWORK INC. AND SUBSIDIARIES

REWARDS NETWORK INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2005	December 31, 2004*
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$6,402	$8,728
Short-term available for sale securities	—	6,718
Accounts receivable, net of allowance for doubtful accounts of $2,700 and $2,793, respectively	6,115	7,642
Marketing Credits, net of allowance for doubtful accounts of $24,944 and $26,943, respectively	148,639	143,947
Deferred income taxes	8,964	8,640
Prepaid expenses and other current assets	2,592	1,588
Income taxes receivable	3,416	1,194

Total current assets	176,128	178,457

Property and equipment, net of accumulated depreciation and amortization of $15,217 and $13,194, respectively	9,041	10,450
Other assets	1,871	1,762
Long-term available for sale securities	331	331
Excess of cost over net assets acquired (goodwill)	8,117	9,671

Total assets	$195,488	$200,671

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable—Marketing Credits	$9,076	$13,031
Accounts payable—trade	14,937	15,685
Accrued compensation	3,062	2,641
Other current liabilities	3,715	2,978
Deferred membership fee income	1,375	1,616

Total current liabilities	32,165	35,951

Convertible subordinated debentures	70,000	70,000
Deferred income taxes	1,311	1,904
Other long-term liabilities	347	448

Total liabilities	103,823	108,303

Stockholders’ equity:
Common stock, par value $0.02 per share; authorized 70,000 shares; issued 26,437 and 26,041 shares, respectively; and outstanding 26,155 and 25,759 shares, respectively	529	521
Additional paid-in capital	60,949	59,450
Cumulative other comprehensive income (loss):
Unrealized loss on marketable securities, net of tax	—	(54)
Foreign currency translation, net of tax	223	259
Retained earnings	32,174	34,402
Treasury stock, at cost (282 shares)	(2,210)	(2,210)

Total stockholders’ equity	91,665	92,368

Total liabilities and stockholders’ equity	$195,488	$200,671

*	The balance sheet at December 31, 2004 is derived from the registrant’s audited consolidated financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(in thousands, except earnings per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating revenues:
Sales	$73,041	$90,580	$147,805	$179,229

Cost of sales	37,302	43,568	74,863	85,963
Provision for losses	4,262	4,545	12,758	7,788
Member rewards and savings	12,398	18,871	25,551	38,346

Total direct expenses	53,962	66,984	113,172	132,097

Net revenue	19,079	23,596	34,633	47,132
Membership fees and other income	717	924	1,500	1,872

Total operating revenues	19,796	24,520	36,133	49,004

Operating expenses:
Salaries and benefits	4,304	5,001	9,539	10,566
Sales commissions and expenses	5,007	5,125	10,196	10,562
Professional fees	1,780	959	3,760	1,810
Member and merchant marketing	1,298	1,305	2,771	3,292
Goodwill impairment	—	—	1,554	—
General and administrative	4,439	4,018	10,791	8,260

Total operating expenses	16,828	16,408	38,611	34,490

Operating income (loss)	2,968	8,112	(2,478)	14,514

Other income (expense):
Interest and other income	162	91	235	230
Interest expense and financing costs	(747)	(780)	(1,516)	(1,712)

Income (loss) before income tax provision (benefit)	2,383	7,423	(3,759)	13,032
Income tax provision (benefit)	944	3,010	(1,531)	5,282

Net income (loss)	$1,439	$4,413	$(2,228)	$7,750

Net income (loss) available to common stockholders	$1,439	$4,821	$(2,228)	$8,570

Income (loss) per share of common stock:
Basic	$0.05	$0.18	$(0.09)	$0.32

Diluted	$0.05	$0.16	$(0.09)	$0.29

Weighted average number of common and common equivalent shares outstanding:
Basic	25,967	24,648	25,938	24,486

Diluted	26,140	29,837	25,938	29,845

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(2,228)	$7,750

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,077	2,003
Goodwill impairment	1,554	—
Amortization of deferred financing cost	384	419
Deferred income taxes	(917)	(701)
Provision for losses	12,758	7,788
Loss on disposal of fixed assets	28	—
Benefit on exercise of stock options	293	738
Stock-based compensation	305	467

Changes in assets and liabilities:
Accounts receivable	1,282	(530)
Marketing Credits including accounts payable - Marketing Credits	(21,160)	(24,006)
Prepaid expenses and other current assets	(1,004)	326
Income taxes receivable	(2,222)	309
Other assets	(594)	(107)
Accounts payable	(748)	2,763
Accrued compensation	421	(710)
Other current liabilities	737	(597)
Deferred membership fee income	(241)	(423)

Net cash used in operating activities	(9,275)	(4,511)

Cash flows from investing activities:

Additions to property and equipment	(696)	(1,971)
Decrease in short-term available for sale securities	6,772	4,748
Increase in long–term available for sale securities	—	(4,094)

Net cash provided by (used in) investing activities	6,076	(1,317)

Cash flows from financing activities:

Exercise of warrants and options for common stock	909	2,070

Net cash provided by financing activities	909	2,070

Effect of foreign exchange rate on cash	(36)	5

Net decrease in cash	(2,326)	(3,753)

Cash and cash equivalents:
Beginning of the period	8,728	9,709

End of the period	$6,402	$5,956

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,144	$1,338

Income taxes	$1,340	$4,946

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Condensed Consolidated Financial Statements

(1) Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these interim financial statements in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments that are of a normal recurring nature necessary to present fairly the consolidated financial position of Rewards Network Inc. and its subsidiaries (collectively, the “Company”) at June 30, 2005, consolidated results of operations for the three months and six months ended June 30, 2005 and 2004 and the consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 have been made. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”) on March 14, 2005. The consolidated balance sheet as of December 31, 2004 is derived from the Company’s audited consolidated financial statements.

Nature of operations: The Company markets and administers loyalty rewards programs that bring its participating merchants and members together. The Company does this by marketing its participating merchants to members and offering benefits in the form of airline frequent flier miles, Cashback Rewardssm savings and other currencies to members who patronize its participating merchants and pay their bills using a payment card registered with the Company.

The Company’s participating merchants are principally restaurants. The Company attracts participating restaurants by offering the Marketing Credits Program and the Marketing Services Program. In the Marketing Credits Program, the Company purchases Marketing Credits, markets to members the participating restaurants and offers benefits to members for dining at the participating restaurants. The Company uses the Marketing Credits when members dine at the participating restaurant. In the Marketing Services Program, the Company markets to members the participating restaurants and offers benefits to members for dining at the participating restaurants. Both the Company’s Marketing Credits Program and Marketing Services Program are designed to generate business from new and existing customers.

The Company obtains members through its relationships with airlines and other loyalty program providers, directly through its website, through corporate clients who participate in the Company’s corporate program, and through the Company’s relationships with payment card issuers. The Company is able to provide frequent flier miles and other currencies as benefits to its members through its relationships with these airlines, payment card issuers and other loyalty program providers.

Principles of consolidation: The Company’s unaudited condensed consolidated financial statements include the accounts of Rewards Network Inc. and its subsidiaries after the elimination of all material intercompany balances and transactions.

Reclassification: Certain prior period amounts have been reclassified to conform to the current period’s presentation.

(2) Credit Agreement Amendment

On April 25, 2005, the Company, Bank of America, N.A., and the lenders party thereto entered into a Waiver (“Waiver”) to the Credit Agreement among the Company, Bank of America, N.A., as Administrative

REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

Agent and Letter of Credit Issuer, and the other lenders party thereto (“Credit Agreement”). Pursuant to the Waiver, the lenders agreed to waive any default having occurred or to occur as a result of a breach of certain sections of the Credit Agreement, which require the Company to maintain positive net income and a ratio of indebtedness to earnings before interest, taxes, depreciation and amortization that does not exceed a stated amount.

On July 19, 2005, the Company, Bank of America, N.A., and the lenders party thereto entered into an Amendment (“Amendment”) to the Credit Agreement. Pursuant to the Amendment, the Company and the lenders modified the Credit Agreement by reducing the facility to $25 million, accelerating the maturity to June 30, 2006, revising the ratio of senior indebtedness to earnings before interest, taxes, depreciation and amortization, as further defined in the Amendment (“EBITDA”) establishing a minimum threshold of EBITDA and providing for a security interest in substantially all of the Company’s assets at the time the Company makes a borrowing under the Credit Agreement. The Company does not currently have any borrowings outstanding under the Credit Agreement.

(3) Goodwill Impairment

In 1997, the Company started the systematic reacquisition of its franchised territories, which it completed by mid-2000. At the time of the reacquisition, the Company treated the excess of cost over fair value of assets acquired as goodwill. During the first quarter of 2005, certain of these reacquired territories experienced a significant decline in sales related to unanticipated competition and the loss of key salespersons in these territories, which contributed to an operating loss for the quarter. These financial results, coupled with several changes in senior management in the first quarter, gave rise to the Company’s need to reassess the goodwill related to the reacquired franchises.

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards “SFAS” No. 142 “Goodwill and Other Intangible Assets”, the Company prepared a discounted cash flow analysis which indicated that the book value of the certain reporting units exceeded their estimated fair value and that all of the goodwill associated with these reporting units had been impaired. Accordingly, the Company recognized a non-cash impairment loss of $1,553,637 during the three months ended March 31, 2005.

(4) CEO Compensation Agreements

On March 29, 2005, the Board of Directors appointed Ronald L. Blake as President and Chief Executive Officer. Mr. Blake’s compensation consists of an annual salary of $600,000 and benefits consistent with the Company’s standard employee benefit plans.

Also, on March 29, 2005, Mr. George S. Wiedemann, the former President and Chief Executive Officer, resigned. As part of his severance agreement, Mr. Wiedemann will receive severance payments of $806,750 over a period of twelve months following his resignation and COBRA reimbursements for a period of twelve months. Mr. Wiedemann also resigned from the Board of Directors. The entire amount relating to the severance was recorded during the three months ended March 31, 2005.

(5) Certain Relationships and Related Party Transactions

On August 30, 1999, the Company entered into an office lease agreement with EOP—Northwest Properties, L.L.C., an affiliate of Equity Office Properties Trust. Samuel Zell, the Company’s Chairman of the Board of

REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

Directors, is Chairman of the Board of Trustees and a shareholder of Equity Office Properties Trust. The lease is for office space at 999 Third Avenue, Suite 3800, Seattle, Washington. The term of the lease commenced on September 1, 1999, and the Company has delivered notice of termination effective August 31, 2005. The Company paid rent of $4,800 and $4,500 for the three months ended June 30, 2005 and 2004, respectively, and $9,600 and $9,000 for the six months ended June 30, 2005 and 2004, respectively.

On May 5, 2003, the Company entered into an office lease agreement with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, a limited partnership comprised in part of trusts established for the benefit of Samuel Zell and members of his family. The lease initially provided for 10,000 square feet of office space at Two North Riverside Plaza, Chicago, Illinois and, effective July 1, 2004, the Company exercised its option to increase this space to 14,324 square feet. The term of the lease is from September 1, 2003 through August 31, 2008. The Company paid rent of $68,039 and $46,250 for the three months ended June 30, 2005 and 2004, respectively and $136,078 and $92,500 for the six months ended June 30, 2005 and 2004, respectively.

On June 25, 2004, the Company entered into an office lease agreement with Equity Office Management, L.L.C., as indirect manager of San Felipe Plaza, Ltd., a limited partnership. Equity Office Management, L.L.C. is an affiliate of Equity Office Properties Trust. The lease provides for 827 square feet of office space at 5847 San Felipe, Suite 1675, Houston, Texas. The term of the lease is from July 1, 2004, through June 30, 2009. The Company paid rent of $4,135 and $8,269 for the three and six months ended June 30, 2005, respectively.

The future minimum lease obligation for these three leases is as follows:

Year ending December 31,	(in thousands)
2005 (remainder of the year)	150
2006	298
2007	305
2008	213
Thereafter (through June 30, 2009)	8

Total minimum lease payments	$974

Equity Group Investments, L.L.C. (“EGI”), an affiliate of Samstock, L.L.C., the Company’s largest stockholder, provided investment and other financial advisory services to the Company in 2004. The Company paid $62,500 and $125,000 to EGI for these services for the three and six months ended June 30, 2004, respectively. Samuel Zell serves as Chairman of EGI. This arrangement was terminated as of September 30, 2004.

On October 11, 2004, the Company entered into an agreement with EGI for administrative services beginning October 18, 2004 and continuing on a month-to-month basis, with a 30-day written notice required for cancellation. The administrative services consist of rent for 1,251 square feet of additional office space at Two North Riverside Plaza, Chicago, Illinois, utilities and maintenance service. For the three and six months ended June 30, 2005, the Company paid $2,241 and $8,966, respectively, to EGI for these services. This agreement was terminated as of April 30, 2005.

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

On June 25, 2004, the action was removed to the United States District Court for the Central District of California. A hearing is scheduled for August 22, 2005 on plantiff’s motion for class certification. The Company believes that the complaint is without merit and intends to vigorously defend against it. The ultimate cost to the Company from this action is not possible to predict and may not be determined for a number of years.

On October 1, 2004, a complaint was filed in the United States District Court for the Eastern District of Texas against Rewards Network Inc. by Source Inc. The complaint claims that the Company is infringing four patents owned by Source Inc. The complaint seeks, among other relief, treble damages due to willful infringement and equitable relief. The Company is investigating the claims asserted by Source Inc. and believes that the complaint is without merit. The Company intends to vigorously defend against these claims. The ultimate cost to the Company from this action is not possible to predict and may not be determined for a number of years.

(7) Income (loss) per Share

Basic income (loss) per share were computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding for each period presented. Diluted income per share were computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of the Company’s common stock and common stock equivalents outstanding for each period presented. Potentially dilutive securities were considered for the three and six months ended June 30, 2005 and 2004 to the extent dilutive. There were 3,912,800 and 4,103,884 weighted average shares of common stock equivalents which were excluded for the three and six months ended June 30, 2005, respectively, as their effect would have been anti-dilutive. The Company has restated diluted net income per share for the three and six months ended June 30, 2004 to include the dilutive impact of the convertible debentures and reflect the adoption of EITF 04-08 as described in Note 9.

REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$1,439	$4,413	$(2,228)	$7,750
Convertible debentures, net of tax benefit	—	408	—	820

Net income (loss) available to common stockholders	$1,439	$4,821	$(2,228)	$8,570

Weighted average number of shares of common stock and common stock equivalents outstanding
Basic	25,967	24,648	25,938	24,486
Stock options	173	657	—	799
Warrants	—	619	—	647
Convertible debentures	—	3,913	—	3,913

Diluted	26,140	29,837	25,938	29,845

Income (loss) per share:
Basic	$0.05	$0.18	$(0.09)	$0.32

Diluted	$0.05	$0.16	$(0.09)	$0.29

(8) Stock-based Compensation

In accordance with the FASB SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, the Company has elected to continue to comply with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” to account for stock options and, accordingly, no compensation expense has been recognized in the Company’s financial statements because the exercise price of employee stock options equals the fair market price of the underlying stock on the date of grant. Under SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as compensation expense over the vesting or service period. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS 123, the Company’s net income (loss) would have been reduced to the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 31,
	2005	2004	2005	2004
Net income (loss)—as reported	$1,439	$4,413	$(2,228)	$7,750
Employee stock option compensation (expense) income, net of tax	(132)	(758)	1,396	(1,326)

Net income (loss)—pro forma	$1,307	$3,655	$(832)	$6,424

Income (loss) per share
Basic—as reported	$0.05	$0.18	$(0.09)	$0.32

Basic—pro forma	$0.05	$0.15	$(0.03)	$0.26

Diluted—as reported	$0.05	$0.16	$(0.09)	$0.29

Diluted—pro forma	$0.05	$0.13	$(0.03)	$0.24

The Company uses the Black-Scholes valuation model for estimating the fair value of options granted. During the six months ended June 30, 2005 and 2004, the Company granted options to purchase 90,000 and

REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

340,000 shares of its common stock to certain executives, respectively, and 200,000 shares during the three months ended June 30, 2004. No options were granted by the Company during the three months ended June 30, 2005. The following represents the estimated fair value of options granted and the weighted-average assumptions used in calculating such estimate:

	Three months ended June,		Six months ended June,
	2005	2004	2005	2004
Weighted average estimated fair value per option granted	none granted	$6.01	$2.91	$6.10
Stock volatility	—	41.1%	55.9%	43.0%
Risk-free interest rate	—	4.6%	4.3%	4.3%
Expected option life in years	—	10	10	10
Expected stock dividend yield	—	0%	0%	0%

(9) Recently Issued Accounting Pronouncements

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

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which replaces SFAS 123. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding its interpretation of SFAS 123R. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees. In accordance with the revised statement, the Company will be required to recognize the expense attributable to stock options granted or vested subsequent to December 31, 2005. The Company is evaluating the requirements of SFAS 123R and SAB 107. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123 in Note 8.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” that requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact of this standard on our consolidated financial statements.

In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections” (“SFAS 154”). The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial

REWARDS NETWORK INC. AND SUBSIDIARIES

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements”. The Company will adopt the provisions of SFAS 154, effective January 1, 2006 for its fiscal 2006 condensed consolidated financial statements. We are currently evaluating the impact of this standard on our consolidated financial statements.

(10) Business and Credit Concentrations

As of June 30, 2005, the Company had contracts or relationships with nine major airlines that offer frequent flyer miles as rewards. Also for the three and six months ended June 30, 2005, members of each of the United Airlines, Delta Airlines and Upromise Inc. programs represented 10% or more of the Company’s sales and for the three and six months ended June 30, 2004, members of each of the United Airlines and Upromise Inc. programs represented 10% or more of the Company’s sales. The following table illustrates the Company’s partner sales concentration as a percentage of total sales:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Airlines	56.3%	55.9%	56.5%	55.7%
Partners that represent 10% or more of sales	45.9%	34.1%	46.0%	33.6%

(11) Minimum Partner Obligation

The Company has agreements with various partners that obligate the Company, among other things, to certain minimum thresholds of marketing activities. These marketing activities may include advertising and promotion, award currency purchases and/or dining program size. The advertising and promotion and award currency purchases are generally measured over a twelve month period. The Company periodically evaluates whether its minimum partner obligations with respect to each partner will be satisfied. In the event the Company’s award currency purchases are less than the contractual minimum, the additional award currency purchased from the partner may be used to satisfy awards to members in the subsequent period. The Company’s liability, if any, under these marketing obligations is not presently determinable; however, the Company does not believe that any such liability would have a material impact on its consolidated financial position, results of operations or cash flows.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and notes to those financial statements, which are included in this report. This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “intends,” “expects,” “could,” “should,” “plans,” “believes,” “estimates” or words or phrases of similar import generally identify forward-looking statements. You are cautioned that forward-looking statements are subject to risks, trends and uncertainties that could cause actual results, performance or achievements to differ materially from those expressed in any forward-looking statements. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to, the following: (i) our dependence on our relationships with airlines and other reward program partners for a significant number of members, (ii) the concentration of a significant amount of our rewards currency in one industry group, the airline industry, (iii) our inability to attract and retain merchants and members, (iv) our inability to maintain an appropriate balance between the number of members and the number of participating merchants in each market, (v) changes to card association rules and practices, (vi) our dependence upon our relationships with transaction processors, presenters and aggregators, (vii) network interruptions or processing errors, (viii) our susceptibility to a changing regulatory environment, (ix) increased operating costs due to privacy concerns of our marketing partners, payment card processors and the public, (x) the failure of our security measures, (xi) our susceptibility to restaurant credit risk, (xii) economic changes, (xiii) an adverse change in our loss experience related to Marketing Credits, (xiv) adverse consequences of changes in our programs that affect the rate of rewards received by members, (xv) our inability to generate sufficient profit margin on expanded restaurant product offerings, (xvi) the loss of key personnel, (xvii) adverse determination of lawsuits in which we are a defendant that may result in liability and/or adversely impact the way in which we conduct business, (xviii) increasing competition, (xix) our inability to obtain sufficient cash, and (xx) the failure of our expansion into Canada. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time or otherwise. See the cautionary statements included as Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2004 for a more detailed discussion of the foregoing and other factors that could cause actual results to differ materially from those included in the forward-looking statements and that, among others, should be considered in evaluating our outlook.

Overview

We market and administer loyalty rewards programs that bring our participating merchants and members together. We do this by marketing our participating merchants to members and offering benefits in the form of airline frequent flier miles, Cashback Rewardssm savings and other currencies to members who patronize our participating merchants and pay their bills using a payment card that they have registered with us.

Our participating merchants are principally restaurants. We attract participating restaurants by offering the Marketing Credits Program and the Marketing Services Program. In the Marketing Credits Program, we purchase Marketing Credits, market to members the participating restaurants and offer benefits to members for dining at the participating restaurants. We use the Marketing Credits when members dine at the participating restaurants. In the Marketing Services Program, we market to members the participating restaurants and offer benefits to members for dining at the participating restaurants. Our Marketing Credits Program and Marketing Services Program are described in greater detail below. Until late 2004, the Marketing Credits Program was called the Dining Credits Purchase Plan and Marketing Credits were referred to as Rights to Receive, RTR or Dining Credits. Also, our Marketing Services Program was previously referred to as the Revenue Management Plan. We have made these terminology changes to better align the terms with the services provided. Both our Marketing

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

Credits Program and Marketing Services Program are designed to generate business from new and existing customers.

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

Participating Merchants

Restaurants

As of June 30, 2005, we had 10,376 participating restaurants in more than 45 U.S. states and in Canada. We primarily offer two programs for our participating restaurants—the Marketing Credits Program and the Marketing Services Program.

In June 2004, we launched our Marketing Credits Program and Marketing Services Program in Canada. As of June 30, 2005, we had 158 participating restaurants in Canada.

Marketing Credits Program. Under this program, we purchase dining credits, which we refer to as Marketing Credits, from a participating restaurant, typically for cash, at a discount from the retail price for which it sells the food and beverages. We then market the participating restaurant to members. We offer benefits to our members in the form of frequent flier miles, Cashback Rewards savings and other currencies for dining at the participating restaurant. The amount of benefits offered to members may vary by the day of week. When a member dines at a restaurant that participates in the Marketing Credits Program and pays the bill with a payment card registered with us, we are entitled to receive a percentage of the total transaction amount (including food, beverages, tax and tip) from the participating restaurant, which we generally debit from the participating restaurant’s bank account. We then reduce the amount of Marketing Credits outstanding with the participating restaurant by an amount equal to the amount that we receive from the participating restaurant.

Marketing Services Program. Under this program, we provide Marketing Services to a participating restaurant by marketing the participating restaurant to members using a variety of tools, including email, our website, newsletters, directories, toll-free numbers, fax back services and personal digital assistants, and offering to members frequent flier miles, Cashback Rewards savings and other benefits for dining at the participating restaurant. The amount of benefits offered to members may vary by the day of week. Under the Marketing Services Program, we receive a marketing fee from the participating restaurant only when a member dines at the participating restaurant and pays the bill with a payment card registered with us. The marketing fee is equal to a percentage of the total transaction amount. We generally debit the marketing fee from the participating restaurant’s bank account.

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

Members

As of June 30, 2005, we had approximately 3.6 million active member accounts. We consider a member account to be active if the account has at least one transaction that qualified for a benefit at a participating merchant during the prior 12 months. An active member account may consist of more than one payment card and may have more than one person associated with the account, although we consider each member account to be held by one “member.”

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

We obtain members from a variety of sources and marketing efforts, including through advertising our programs and through our relationships with major airlines, payment card issuers and other loyalty program providers. In our partner programs, members may be solicited for enrollment or may be directly enrolled by our partners. Generally, a member enrolled in one of our programs through a partner remains a member so long as our relationship with the partner continues. If our relationship with the partner terminates, in most cases our relationship with the member terminates as well. Additionally, members enrolled by our partners may also be unenrolled by the partner, and our partner generally has the right to approve all communications between us and the member.

We offer a choice of programs to members. Members who enroll directly in our Cashback Rewards Program generally pay an annual fee, and members who enroll in our programs that provide benefits to members in other currencies, such as airline frequent flier miles, generally do not pay an annual fee. Our membership programs consist of the following:

Loyalty Partner Programs. We partner with various loyalty program providers to offer their members the opportunity to earn awards, such as airline frequent flier miles or award points, through our programs when their members patronize our participating merchants. These programs are typically co-branded with our loyalty partner (e.g., SkyMiles Dining by Rewards Network). The loyalty program provider benefits by expanding the opportunities for its members to earn additional rewards and increasing the volume of the loyalty currency it sells. In many cases, we work with the loyalty program provider’s affinity payment card issuer by automatically including our benefit as a feature of the payment card.

Airline frequent flier programs represent the largest number of our member accounts that are part of our loyalty partner programs. As of June 30, 2005, we provided dining benefits to nine major airlines, which we believe makes us the largest provider of dining programs for the airline industry. We are working to expand our loyalty partnerships beyond airlines. InterContinental Hotels Group, Upromise and Electronic Script Incorporated (eScrip) are notable instances of non-airline loyalty program providers for which we provide dining benefits.

Cashback Rewards Program. This is a fee-based program that typically provides between 5% and 20% Cashback Rewards savings on charges for food, beverage, tax and tip at participating restaurants. Cashback Rewards savings are a cash credit that we make directly to the member’s payment card account. Some Cashback Rewards Program members may receive airline frequent flier miles in addition to Cashback Rewards savings.

Members typically pay an upfront annual fee. Alternatively, members may elect to “earn” their fee. In this case, we retain Cashback Rewards savings until the member has received the amount of the fee in Cashback Rewards savings, after which point the member receives the Cashback Rewards savings and we (by not providing a benefit until the amount of the fee has accumulated) have effectively received a fee.

Members of our Cashback Rewards program tend to be our most engaged and profitable members due to the investment they make in the program by virtue of the fee paid and our direct relationship with the members.

Corporate Program. We offer the Corporate Program as a travel and entertainment expense reduction program to large corporations. The corporate client enrolls some or all of its corporate payment cards issued to its employees in our program. We typically earn an annual fee by retaining a portion of the benefits for each member account enrolled in the program. We usually pay the benefits earned by the member accounts directly to the corporate client. In some cases, a portion of the benefit goes to employees in the form of airline frequent flier miles, providing further incentives for employees to direct their spending to participating merchants.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

Payment Card Issuer Programs. We work with various issuers of general purpose payment cards to provide a Cashback Rewards program to certain payment card portfolios. Our program is a differentiating feature of the card and provides cardholders with additional opportunities to earn benefits through the payment card’s loyalty program. In some cases, the payment card issuer pays us a fee for their cardholders’ access to our program. As of June 30, 2005, our card issuer partners included Bank of America, Diners Club International, Royal Bank of Canada and JPMorgan Chase.

Registered Card Platform

Our registered card platform is a critical part of the administration of our programs. Members enrolled in our programs have a major payment card registered with us and then present that registered payment card while transacting at a participating merchant. Based on our agreements with various processors and presenters throughout the country, we receive data regarding all payment card transactions at our participating merchants. We aggregate this transaction data and then match these data to a file containing members’ registered payment card information, enabling us to determine which transactions were made by members. The transaction data that we receive is encrypted during transmission. We also receive files from some processors where the data is encrypted in a manner that allows us to read transactional data of registered members only. Members’ transactions are qualified via business rules to determine whether they are eligible for a benefit.

We use the data regarding qualified transactions to provide airline frequent flier miles, Cashback Rewards savings and other benefits to members, depending on the program in which the member is enrolled. We also use these data to invoice and collect our Marketing Services fees from participating merchants and reduce the amount of outstanding Marketing Credits at restaurants that participate in our Marketing Credits Program.

Member Benefits

We provide the vast majority of benefits to members in the form of (i) a mileage credit to their frequent flier account, (ii) Cashback Rewards savings, which are a direct cash credit to their payment card account, or (iii) a dollar-denominated award to their loyalty program account. Cashback Rewards savings typically represent between 5% and 20% of the member’s total transaction amount with participating restaurants. Members of our partners’ loyalty programs and payment card issuer programs may receive benefits either as Cashback Rewards savings or in alternative currencies, such as airline frequent flier miles, depending on the particular loyalty program. Through June 30, 2005, members receiving airline frequent flier miles generally earned between five and ten miles for each dollar spent at participating restaurants.

We communicate benefit opportunities to members via a variety of communication tools, including email, our website, newsletters, directories, toll-free numbers, fax back services and personal digital assistants.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the allowance for Marketing Credits losses, the valuation allowance, if any, for net deferred tax assets, investments and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and under different conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

On a regular basis we provide for anticipated losses on Marketing Credits from restaurants that have ceased operations, restaurants that interfere with our ability to recover unused Marketing Credits and restaurants whose Marketing Credits are not being utilized by members at a satisfactory rate. Losses are reduced by recoveries of Marketing Credits previously written off. Account balances are charged off against the allowance when recovery appears unlikely or remote. All other balances are segregated and evaluated based on the size of balance and the number of months required to recover the Marketing Credits outstanding.

Deferred Tax Assets Valuation Allowance

We record a valuation allowance to reduce our deferred tax assets when future realization is in question. We consider future taxable income and available tax planning strategies in assessing the need for the valuation allowance. In the event we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which such determination is made. Despite the cumulative loss for the six months ended June 30, 2005, the Company believes that a valuation allowance against the deferred tax asset is not necessary as it is more likely than not that all of the deferred tax asset will be realized.

Impairment Loss of Unamortized Goodwill

On at least an annual basis, we evaluate whether events and changes in circumstances warrant the recognition of an impairment loss of unamortized goodwill. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our programs, a change in the competitive environment and other industry and economic factors. Recoverability of an asset is measured by comparison of its carrying amount to the expected future cash flows. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results that are used in the preparation of projected cash flows, and, if different conditions prevail or judgments are made, a material write-down of goodwill could occur.

We comply with SFAS No. 142, “Goodwill and Other Intangible Assets,” the current standard for periodic assessment of the carrying value of intangible assets, including goodwill. We assess the impact of SFAS No. 142 using a two-step approach to assess goodwill based on applicable reporting units and reassessed any intangible assets, including goodwill, recorded in connection with our previous acquisitions. During the first quarter of 2005, certain territories related to these reacquired franchises experienced a significant decline in sales related

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

to unanticipated competition and the loss of key salespersons in these territories which contributed to an operating loss for the quarter. These financial results, coupled with several changes in senior management in the first quarter, gave rise to the Company’s need to reassess the goodwill related to the reacquired franchises.

In accordance with the provisions of SFAS 142, the Company prepared a discounted cash flow analysis which indicated that the book value of certain reporting units exceeded their estimated fair value and that goodwill had been impaired. Accordingly, the Company recognized a non-cash impairment loss of $1,554 during the three months ended March 31, 2005.

Revenue Recognition

We recognize revenue when our members patronize participating merchants and pay using a payment card registered with us. Revenue is recognized only if the merchant is available to the member to receive a benefit at the time of the transaction and the member’s transaction qualifies for a benefit in accordance with the rules of the particular marketing program. The amount of revenue recognized is that portion of the member’s total transaction amount that we are entitled to receive in cash, in accordance with the terms of our contract with the participating merchant.

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

(a) Results of operations—Comparison of the quarters ended June 30, 2005 and 2004

The following table sets forth for the periods presented our sales, components of our costs of sales and certain other information for each of our two marketing programs.

	Quarters ended June 30,
	2005			2004
	Marketing Credits Program	Marketing Services Program	Total	Marketing Credits Program	Marketing Services Program	Total
Qualified transaction amounts	$96,226	$25,964	$122,190	$109,803	$29,439	$139,242

Sales yield	70.3%	20.6%	59.8%	75.9%	24.5%	65.1%

Sales	67,686	5,355	73,041	83,372	7,208	90,580

Cost of Marketing Credits	36,948	—	36,948	43,227	—	43,227
Processing fee	279	75	354	313	28	341

Cost of sales	$37,227	$75	$37,302	$43,540	$28	$43,568

Provision for losses	4,327	(65)	4,262	4,545	—	4,545
Member rewards and savings	9,839	2,559	12,398	15,292	3,579	18,871

Net revenue	$16,293	$2,786	$19,079	$19,995	$3,601	$23,596

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

As more fully discussed below, net revenue for the quarter ended June 30, 2005 decreased primarily due to a decrease in sales caused by a decrease in the number of merchants, the decrease in the number of transactions, a reduction in the average transaction amount and a decrease in the sales yield recognized from qualified transactions.

Qualified transactions at our participating merchants (which are transactions where members are entitled to receive rewards or savings) decreased $17,052 or 12.2% to $122,190 for the quarter ended June 30, 2005 as compared to $139,242 for the quarter ended June 30, 2004. The number of transactions decreased 9.9% to approximately 2,551 for the quarter ended June 30, 2005 as compared with 2,832 for the quarter ended June 30, 2004 and the average transaction amount decreased 2.6% to $47.91 for the quarter ended June 30, 2005 from $49.17 for quarter ended June 30, 2004. The decrease in the number of qualified transactions is a result of our efforts to improve the management of our members’ share of an individual restaurant’s business and fewer restaurants in the program. We believe that the lower average dining transaction amount in the quarter ended June 30, 2005 compared with the quarter ended June 30, 2004 was due to a number of factors, including, but not limited to, (i) the replacement of some restaurant merchants in our programs with restaurant merchants with lower menu prices, (ii) decreased sales in some large primary markets, (iii) increased weekday revenues where transaction amounts tend to be slightly lower, (iv) increased transactions among member groups with lower average dining transaction amounts and (v) decreased transactions among member groups with higher average dining transaction amounts.

Sales yield, which represents sales as a percentage of qualified transaction amounts, decreased to 59.8% for the quarter ended June 30, 2005 compared with 65.1% for the quarter ended June 30, 2004. The decline in the sales yield reflects the changing mix in business propositions marketed to our merchants. We continue to work to improve restaurant merchant products to meet the needs of new merchants and reduce attrition of existing merchants. We have expanded our offering of Marketing Credits products, many of which have more favorable pricing for our restaurant merchants for Marketing Credits. The sales yield from our Marketing Credits Program has declined due to these more favorable economics. We expect that in the future our sales yield percentage will further decline to the extent restaurant merchants take advantage of these more favorable economics. We believe that if we are sufficiently successful in reducing restaurant merchant attrition and attracting new restaurant merchants, the increased sales that result from having more restaurant merchants should offset the lower sales yield.

We have introduced new Marketing Services products, many of which have more favorable pricing for our restaurant merchants for our Marketing Services. The sales yield for our Marketing Services Program has declined as a result of this more favorable pricing. We expect that in the future our sales yield percentage for our Marketing Services Program will further decline to the extent restaurant merchants take advantage of these more favorable economics. We also expect that in the future our overall sales yield percentage will further decline as qualified transactions from our Marketing Services Program represent a larger percentage of our total qualified transactions. We believe that if we are sufficiently successful in reducing restaurant merchant attrition and attracting new restaurant merchants, the increased sales that result from having more restaurant merchants should offset the lower sales yield.

Cost of sales, which is composed of the cost of Marketing Credits and related processing fees, increased to 51.1% of sales for the quarter ended June 30, 2005 compared with 48.1% of sales for the second quarter of 2004. Many of the new products designed to meet the needs of merchants and reduce the rate of attrition not only have lower sales yield, but they also have more favorable pricing of Marketing Credits for our merchants and have resulted in a higher cost of sales for the quarter ended June 30, 2005 compared with the quarter ended June 30, 2004. Also contributing to the increase in the cost of sales percentage was the decrease in sales under our Marketing Services Program to 7.3% of total sales for the quarter ended June 30, 2005 compared with 8.0% of total sales for the quarter ended June 30, 2004. There is effectively no direct cost of sales impact associated with

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

sales under our Marketing Services Program and, therefore, the relative decrease in these sales as a percentage of total sales results in a higher total cost of sales percentage.

The provision for losses increased to 5.8% of total sales for the quarter ended June 30, 2005, compared with 5.0% of total sales for quarter ended June 30, 2004. At the end of each reporting period we estimate the allowance for doubtful Marketing Credits accounts and, if necessary, adjust the provision for losses. The Marketing Credits portfolio is aged based on sales for the preceding quarter and the allowance is determined primarily by applying estimated loss percentages to the aged portfolio. Allowances are also provided for specifically identified accounts and for Marketing Credits balances that are large or slow moving. The increase in the provision for losses as a percentage of sales for the second quarter of 2005 was primarily a result of the relatively large balance of Marketing Credits outstanding at June 30, 2005, coupled with the decline in sales for the quarter. Accordingly, the sales for the second quarter of 2005 imply that recovery of the Marketing Credits portfolio will take longer and, therefore, the allowance for uncollectible accounts was increased.

Member rewards and savings, which include partner commissions and incentive bonus rewards paid to members, decreased to 17.0% of sales for the quarter ended June 30, 2005 compared with 20.8% of sales for the quarter ended June 30, 2004 There are two primary reasons for the decrease in the rate of rewards during 2005. First, in some cases, as part of the changes in merchant deal economics, we have reduced member benefit levels. Secondly, in the second quarter of 2004, we introduced a program of variable benefits whereby some of our member rewards and savings are tied to their level of participation in our programs. As this program became more mature, an increasing number of members were affected by this change. The reduced member benefit levels and the reduced rate of rewards paid to less engaged members has resulted in a lower overall effective rate of reward earned by our total membership base in the quarter ended June 30, 2005 compared with the quarter ended June 30, 2004.

Membership fees and other income decreased $207 or 22.4% for the quarter ended June 30, 2005 compared with the same period last year. The decrease can be primarily attributed to the decline in membership fee income and reflects the continuing effects of a change in marketing strategy we adopted in late 1999 to reduce our marketing of fee-based membership. Since that time our marketing strategy has been focused on marketing a no-fee dining program to key affinity and loyalty partners where we can take advantage of the registered card platform and enroll accounts at a reduced cost of acquisition and solicitation.

Salaries and benefits decreased $697 or 13.9% to $4,304 for the quarter ended June 30, 2005 from $5,001 for the quarter ended June 30, 2004 primarily as a result of a lower level of management incentive compensation in the second quarter of 2005. This was partially offset by annual merit increases and higher employee benefit costs.

Sales commissions and expenses decreased $118 or 2.3% to $5,007 for the quarter ended June 30, 2005 compared with $5,125 for the quarter ended June 30, 2004 due to a 19.4% decrease in sales for the second quarter of 2005. However, sales commissions and expenses amounted to 6.9% of sales for the quarter ended June 30, 2005 compared with 5.7% for the quarter ended June 30, 2004. In January 2005, changes were made to the sales consultant compensation plan that resulted in higher salaries to salespersons as contrasted with commissions based solely on sales. The 19.4% decrease in sales for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004, coupled with the increase in guaranteed payments to salespersons, resulted in the increase in the sales commission percentage.

Professional fees increased $821 or 85.6% to $1,780 for the quarter ended June 30, 2005 compared with $959 for the quarter ended June 30, 2004. The increase is primarily due to increased legal costs for various litigation matters, increased audit fees and increased accounting fees associated with the requirements under Sarbanes-Oxley for the review and evaluation of internal control.

Member and merchant marketing expenses decreased $7 or 0.5% to $1,298 for the quarter ended June 30, 2005 compared with $1,305 the second quarter of 2004. Higher merchant marketing costs were offset by lower member marketing due largely to a reduction in member hotel marketing.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

General and administrative expenses increased $421 or 10.5% to $4,439 for the quarter ended June 30, 2005 compared with $4,018 for the quarter ended June 30, 2004. The increase is primarily the result of increases in severance costs of $324 related to the termination of certain executives during the quarter ended June 30, 2005, a $98 increase in depreciation and a $135 increase in rent and other office expenses compared with the quarter ended June 30, 2004 due primarily to rent increases and the opening of new sales offices. These increases were partially offset by a $160 decrease in programming and systems costs due primarily to previously outsourced information technology personnel costs that are now included in salaries and wages.

Interest expense and financing costs related to our securitization facility, revolving credit facility and convertible subordinated debentures decreased $33 or 4.2% to $747 for the quarter ended June 30, 2005 compared with $780 for the quarter ended June 30, 2004. The decrease results from renewal costs associated with the securitization that were fully amortized in May 2004, and therefore not included in the second quarter of 2005. This decrease was partially offset by the amortization of fees and expenses relating to our revolving credit facility. On November 3, 2004, we entered into a $50 million unsecured revolving credit facility with Bank of America, N.A. and LaSalle Bank, N.A. In July 2005, the facility was amended to, among other things, reduce the facility limit to $25 million and modify the maturity date to June 30, 2006. There were no borrowings outstanding under this facility at June 30, 2005.

Net income for the quarter ended June 30, 2005 was $1,439 compared with net income of $4,413 for the quarter ended June 30, 2004. This change is primarily due to the decline in sales, higher costs of Marketing Credits, higher provision for losses, increased professional fees and severance costs. We adopted the Emerging Issues Task Force of the FASB Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”) as of September 31, 2004. We have $70 million of 3.25% debentures that are convertible into approximately 3.9 million shares of common stock if certain conditions are met. Applying the if-converted method, as required by EITF 04-08, net income for the diluted earnings per share calculation is adjusted for interest expense associated with the convertible debt instrument and diluted weighted average shares outstanding are increased for shares issuable upon conversion. Prior period diluted shares outstanding and diluted earnings per share amounts have been revised to present comparable information.

(b) Results of operations—Comparison of the six months ended June 30, 2005 and 2004

The following table sets forth for the periods presented our sales, components of our costs of sales and certain other information for each of our two marketing programs.

	Six months ended June 30,
	2005			2004
	Marketing Credits Program	Marketing Services Program	Total	Marketing Credits Program	Marketing Services Program	Total
Qualified transaction amounts	$192,989	$50,190	$243,179	$216,146	$59,960	$276,106

Sales yield	71.0%	21.6%	60.8%	76.1%	24.7%	64.9%

Sales	136,944	10,861	147,805	164,437	14,792	179,229

Cost of Marketing Credits	74,102	—	74,102	85,314	—	85,314
Processing fee	604	157	761	508	141	649

Cost of sales	$74,706	$157	$74,863	$85,822	$141	$85,963

Provision for losses	12,655	103	12,758	7,788	—	7,788
Member rewards and savings	20,584	4,967	25,551	31,128	7,218	38,346

Net revenue	$28,999	$5,634	$34,633	$39,699	$7,433	$47,132

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

As more fully discussed below, net revenue for the six months ended June 30, 2005 decreased primarily due to (i) a decrease in sales caused by a decrease in the number of transactions, a reduction in the average transaction amount and a decrease in the sales yield recognized from qualified transactions, (ii) a higher rate of provision for losses and (iii) increased cost of marketing credits.

Qualified transactions at our participating merchants (which are transactions where members are entitled to receive rewards or savings) decreased 11.9% or $32,927 to $243,179 for the six months ended June 30, 2005 as compared to $276,106 for the six months ended June 30, 2004. The number of transactions decreased 9.6% to approximately 5,065 for the six months ended June 30, 2005 as compared with 5,603 for the six months ended June 30, 2004 and the average transaction amount decreased 2.6% to $48.01 for the six months ended June 30, 2005 from $49.28 for six months ended June 30, 2004. The decrease in the number of qualified transactions is a result of our efforts to improve the management of our members’ share of an individual restaurant’s business and fewer restaurants in the program. We believe that the lower average dining transaction amount in the six months ended June 30, 2005 compared with the six months ended June 30, 2004 was due to a number of factors, including, but not limited to, (i) the replacement of some restaurant merchants in our programs with restaurant merchants with lower menu prices, (ii) decreased sales in some large primary markets, (iii) increased weekday revenues where transaction amounts tend to be slightly lower, (iv) increased transactions among member groups with lower average dining transaction amounts and (v) decreased transactions among member groups with higher average dining transaction amounts.

Sales yield, which represents sales as a percentage of qualified transaction amounts, decreased to 60.8% for the six months ended June 30, 2005 compared with 64.9% for six months ended June 30, 2004. The decline in the sales yield reflects the changing mix in business propositions marketed to our merchants. We continue to work to improve restaurant merchant products to meet the needs of new merchants and reduce attrition of existing merchants. We have expanded our offering of Marketing Credits products, many of which have more favorable pricing for our restaurant merchants for Marketing Credits. The sales yield from our Marketing Credits Program has declined due to these more favorable economics. We expect that in the future our sales yield percentage will further decline to the extent restaurant merchants take advantage of these more favorable economics. We believe that if we are sufficiently successful in reducing restaurant merchant attrition and attracting new restaurant merchants, the increased sales that result from having more restaurant merchants should offset the lower sales yield.

We have introduced new Marketing Services products, many of which have more favorable pricing for our restaurant merchants for our Marketing Services. The sales yield for our Marketing Services Program has declined as a result of this more favorable pricing. We expect that in the future our sales yield percentage for our Marketing Services Program will further decline to the extent restaurant merchants take advantage of these more favorable economics. We also expect that in the future our overall sales yield percentage will further decline as qualified transactions from our Marketing Services Program represent a larger percentage of our total qualified transactions. We believe that if we are sufficiently successful in reducing restaurant merchant attrition and attracting new restaurant merchants, the increased sales that result from having more restaurant merchants should offset the lower sales yield.

Cost of sales, which is composed of the cost of Marketing Credits and related processing fees, increased to 50.6% of sales for the six months ended June 30, 2005 compared with 48.0% of sales for the six months ended June 30, 2004. Many of the new products designed to meet the needs of merchants and reduce the rate of attrition not only have lower sales yield, but they also have more favorable pricing of Marketing Credits for our merchants and have resulted in a higher cost of sales for the second quarter of 2005 compared with the second quarter of 2004. Also contributing to the increase in the cost of sales percentage was the decrease in sales under our Marketing Services Program to 7.3% of total sales for the six months ended June 30, 2005 compared with 8.3% of total sales for the six months ended June 30, 2004. There is effectively no direct cost of sales impact

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

associated with sales under our Marketing Services Program and, therefore, the relative decrease in these sales as a percentage of total sales results in a higher total cost of sales percentage.

The provision for Marketing Credits losses increased to 8.6% of total sales for the six months ended June 30, 2005, compared with 4.3% of total sales for the six months ended June 30, 2004. At the end of each reporting period we estimate the allowance for doubtful Marketing Credits accounts and, if necessary, adjust the provision for losses. The Marketing Credits portfolio is aged based on sales for the preceding quarter and the allowance is determined primarily by applying estimated loss percentages to the aged portfolio. Allowances are also provided for specifically identified accounts and for Marketing Credits balances that are large or slow moving. The increase in the provision for losses for the six months ended June 30, 2005 was primarily a result of the relatively large balance of Marketing Credits outstanding at June 30, 2005, coupled with the lower sales for the second quarter. Accordingly, the sales for the second quarter of 2005 imply that recovery of the Marketing Credits portfolio will take longer and, therefore, the allowance for uncollectible accounts was increased.

Member rewards and savings, which include partner commissions and incentive bonus rewards paid to members, decreased to 17.3% of sales for the six months ended June 30, 2005 compared with 21.4% of sales for the six month ended June 2004. There are two primary reasons for the decrease in the rate of rewards during 2005. First, in some cases, as part of the changes in merchant deal economics, we have reduced member benefit levels. Secondly, in the three months ended June 30, 2004, we introduced a program of variable benefits whereby some of our member rewards and savings are tied to their level of participation in our programs. As this program became more mature, an increasing number of members were affected by this change. The reduced member benefit levels and the reduced rate of rewards paid to less engaged members has resulted in a lower overall effective rate of reward earned by our total membership base in the six months ended June 30, 2005 compared with the six months ended June 30, 2004.

Membership fees and other income decreased $372 or 19.9% to $1,500 for the six months ended June 2005 compared with $1,872 for the same period last year. The decrease can be primarily attributed to the decline in membership fee income and reflects the continuing effects of a change in marketing strategy we adopted in late 1999 to reduce our marketing of fee-based membership. Since that time our marketing strategy has been focused on marketing a no-fee dining program to key affinity and loyalty partners where we can take advantage of the registered card platform and enroll accounts at a reduced cost of acquisition and solicitation.

Salaries and benefits decreased $1,027 or 9.7% to $9,539 for the six months ended June 30, 2005 from $10,566 for the six months ended June 30, 2004 primarily as a result of a lower level of management incentive compensation in the six months ended June 30, 2005. This was partially offset by annual merit increases, higher employee benefit costs and an increase in the number of employees.

Sales commissions and expenses decreased $366 or 3.5% to $10,196 for the six months ended June 30, 2005 compared with $10,562 for the six months ended June 30, 2004 due to a 17.5% decrease in sales for the six months ended June 30, 2005. However, sales commissions and expenses amounted to 6.9% of sales for the six months ended June 30, 2005 compared with 5.9% for the six months ended June 30, 2004. In January 2005, changes were made to the sales consultant compensation plan that resulted in higher salaries to salespersons as contrasted with commissions based solely on sales. The 17.5% decrease in sales for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, coupled with the increase in guaranteed payments to salespersons, resulted in the increase in the sales commission percentage.

Professional fees increased $1,950 or 107.7% to $3,760 for the six months ended June 30, 2005 compared with $1,810 for the six months ended June 30, 2004. The increase is primarily due to increased legal costs for various litigation matters, increased audit fees and increased accounting fees associated with the requirements under Sarbanes-Oxley for the review and evaluation of internal control.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

Member and merchant marketing expenses decreased $521 or 15.8% to $2,771 for the six months ended June 30, 2005 compared with $3,292 for the six months ended June 30, 2004 due to a decrease in newsletter printing and mailing costs and a decrease in member promotional marketing, part of which relates to hotel marketing. We have eliminated our hotel marketing efforts as we focus on our dining business. In addition, we have discontinued our newsletter mailings and are concentrating on more electronic marketing such as emails.

During the first quarter of 2005, certain territories we reacquired in 1998 and 1999 experienced a significant decline in sales related to unanticipated competition and the loss of key salespersons in these territories which contributed to an operating loss for the quarter. These financial results, coupled with several changes in senior management in the first quarter, gave rise to the Company’s need to evaluate the goodwill related to the reacquired franchises. As a result of this evaluation, the Company recognized a non-cash impairment loss of $1,554 during the three months ended March 31, 2005. There were no impairment charges recorded for the six months ended June 30, 2004.

General and administrative expenses increased $2,531 or 30.6% to $10,791 for the six months ended June 30, 2005 compared with $8,260 for the six months ended June 30, 2004. The increase is primarily the result of increases in severance costs of $1,907 related to the termination of certain executives during the six months ended 2005, an increase in rent and other office expenses due primarily to rent increases and the opening of new sales offices and an increase in state and local taxes.

Interest expense and financing costs related to our securitization facility, revolving credit facility and convertible subordinated debentures decreased $196 or 11.4% to $1,516 for the six months ended June 30, 2005 compared with $1,712 for the six months ended June 30, 2004. The decrease results from renewal costs associated with the securitization that were fully amortized in May 2004, and therefore not included in the six months ended June 30, 2005. This decrease was partially offset by the amortization of fees and expenses relating to our revolving credit facility. On November 3, 2004, we entered into a $50 million unsecured revolving credit facility with Bank of America, N.A. and LaSalle Bank, N.A. In July 2005, the facility was amended to, among other things, reduce the facility limit to $25 million and modify the maturity date to June 30, 2006. There were no borrowings outstanding under this facility at June 30, 2005.

Net loss for the six months ended June 30, 2005 was $2,228 compared with net income of $7,750 for the six months ended June 30, 2004. This change is primarily due to the decline in sales, increase in the cost of Marketing Credits, higher provision for losses, severance costs, a goodwill impairment charge and increased professional fees. Our weighted average shares and our diluted weighted average shares outstanding were 25,938 for the six months ended June 30, 2005 due to the fact that 4,104 weighted average shares of common stock equivalents were excluded as their effect would have been anti-dilutive. Weighted average shares for the six months ended June 30, 2004 were 24,486 shares and our diluted weighted average shares were 29,845 shares. We adopted the Emerging Issues Task Force of the FASB Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”) as of September 31, 2004. We have $70 million of 3.25% debentures that are convertible into approximately 3.9 million shares of common stock if certain conditions are met. Applying the if-converted method, as required by EITF 04-08, net income for the diluted earnings per share calculation is adjusted for interest expense associated with the convertible debt instrument and diluted weighted average shares outstanding are increased for shares issuable upon conversion. Prior period diluted shares outstanding and diluted earnings per share amounts have been revised to present comparable information.

(c) Liquidity and Capital Resources

At June 30, 2005 our cash and cash equivalents amounted to $6,402 and our long-term investments amounted to $331. Cash used in operating activities amounted to $9,275 in the six months ended June 30, 2005 and was primarily due to funding the growth of our Marketing Credits portfolio.

REWARDS NETWORK INC. AND SUBSIDIARIES

(dollar amounts in thousands except average transaction amounts and per share data)

Cash provided by investing activities was $6,076 for the six months ended June 30, 2005 as a result of the sale of $6,772 of short-term investments offset by capital expenditures in the amount of $696. Capital expenditures for the six months ended June 30, 2005 were primarily website development for various partner websites that we manage.

During the six months ended June 30, 2005, our only source of financing cash flow was provided from the exercise of stock options.

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

On November 3, 2004, we entered into a $50 million unsecured revolving credit facility with Bank of America, N.A. and LaSalle Bank, N.A. (the “Lenders”). For the quarterly accounting period ended March 31, 2005, we were in breach of certain financial covenants of the Credit Agreement and on April 25, 2005, we obtained a waiver from the Lenders of any default having occurred or to occur as a result of such breach. On July 19, 2005, we entered into an Amendment (“Amendment”) to the Credit Agreement with the Lenders. Pursuant to the Amendment, the Credit Agreement has been modified by reducing the credit facility to $25 million, accelerating the maturity date to June 30, 2006, revising the ratio of senior indebtedness to earnings before interest, taxes, depreciation and amortization, as further defined in the Amendment (“EBITDA”), establishing a minimum threshold of EBITDA and providing for a security interest in substantially all of the Company’s assets at the time the Company makes a borrowing under the Credit Agreement. The Company does not currently have any borrowings outstanding under the Credit Agreement.

Our working capital was $143,963 at June 30, 2005. As of the date of this Quarterly Report on Form 10-Q, we expect to continue to maintain a positive working capital position. However, we cannot predict whether current trends and conditions will continue or what the effect on our business might be from events beyond our control, such as airline bankruptcies, consolidation or liquidation, U.S. military actions, acts of terrorism or adverse litigation. We believe that cash on hand, cash generated from operations and cash available under the revolving credit facility will be sufficient to satisfy all of our funding requirements for the next twelve months.

(d) Business Expansion and Outlook

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

In 2004, we significantly increased the size of the sales force and invested in their training. In 2005, we have essentially maintained the size of the sales force and are focused on improving the team’s overall productivity. Additionally, we recently modified the sales compensation plan to provide incentives for different product types and a compensation structure based on profitability. We believe that productivity increases combined with new products and services and the modified compensation plan should result in an increase in the number of new participating restaurant merchants in 2005. Many of these restaurant merchants will be participants in the Marketing Credits Program and, therefore, we expect to use our capital to fund this growth.

We are reviewing the processes and document flow associated with our product offerings with the expectation of adding efficiencies to the process. These efficiencies should reduce the current lapse time between contract execution with the merchant and the time the merchant is available for member transactions. If successful, the changes should reduce cost, enhance revenue recognition and improve merchant relationships.

Beginning in the second quarter of 2004, we started to implement changes to our member rewards and savings propositions. Currently, these changes consist of reduced member benefit levels at certain merchants. Additional changes that will become effective during July 2005 are designed to better align member benefits with member activity by introducing a tiered member benefit schedule to many of our programs. Under the current benefit schedule, a member is entitled to earn a benefit per dollar spent at a participating merchant regardless of the member’s level of activity in our program. Under the new tiered member benefit schedule, a member’s benefits and tier level will be based on the member’s level of participation in our program, with more active members receiving greater benefits per dollar spent at participating merchants, access to more participating merchants and greater bonus opportunities than less active members. We expect that the tiered member benefit will represent a smaller percentage of sales.

As of the date of this Quarterly Report on Form 10-Q, we do not anticipate investing in any future product lines during the balance of 2005 and expect that during that period we will focus our efforts on improving our dining business, including expanding our marketing efforts to facilitate growth of the dining product offerings in Canada. We launched our retail initiative in December 2004 with an online mall of a group of national retailers. We later decided to delay further expansion of our retail initiative and do not anticipate any significant further spending on this initiative. On July 1, 2005, we completed outsourcing our entire hotel offering.

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

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a) Meeting of Stockholders

Our annual meeting of stockholders was held on May 25, 2005.

(b) Election of Directors

At our annual meeting of stockholders, the stockholders elected the following persons to the Board of Directors (1) Samuel Zell, (2) Adam M. Aron, (3) Peter C.B. Bynoe, (4) Raymond A. Gross, (5) F. Philip Handy, (6) Harold I. Shain, (7) John A. Ward III and (8) Frank E. Wood.

(c) Matters Voted Upon

(i) The stockholders voted as follows with respect to the election of the eight (8) directors:

Samuel Zell

For	22,839,229
Withheld/Against	1,424,190
Exceptions/Abstain	—

Total shares voted	24,263,419
Broker no vote	1,510,500

Total shares eligible to vote	25,773,919

Adam M. Aron

For	23,048,507
Withheld/Against	1,214,912
Exceptions/Abstain	—

Total shares voted	24,263,419
Broker no vote	1,510,500

Total shares eligible to vote	25,773,919

Peter C.B. Bynoe

For	23,048,507
Withheld/Against	1,214,912
Exceptions/Abstain	—

Total shares voted	24,263,419
Broker no vote	1,510,500

Total shares eligible to vote	25,773,919

Raymond A. Gross

For	22,836,736
Withheld/Against	1,426,683
Exceptions/Abstain	—

Total shares voted	24,263,419
Broker no vote	1,510,500

Total shares eligible to vote	25,773,919

F. Philip Handy

For	23,044,206
Withheld/Against	1,219,213
Exceptions/Abstain	—

Total shares voted	24,263,419
Broker no vote	1,510,500

Total shares eligible to vote	25,773,919

Harold I. Shain

For	22,926,186
Withheld/Against	1,337,233
Exceptions/Abstain	—

Total shares voted	24,263,419
Broker no vote	1,510,500

Total shares eligible to vote	25,773,919

John A. Ward, III

For	22,916,486
Withheld/Against	1,346,933
Exceptions/Abstain	—

Total shares voted	24,263,419
Broker no vote	1,510,500

Total shares eligible to vote	25,773,919

Frank E. Wood

For	23,048,507
Withheld/Against	1,214,912
Exceptions/Abstain	—

Total shares voted	24,263,419
Broker no vote	1,510,500

Total shares eligible to vote	25,773,919

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Gene M. Henderson, Herbert M. Gardner, James M. Callaghan, Gregory J. Robitaille, John A. Ward III, George S. Wiedemann, Christine M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman and Thomas J. Litle is incorporated herein by reference to Exhibit 4.7 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.2	Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.5 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.3	First Amendment, dated February , 2003, to that certain Investment Agreement, dated April 28, 2000, among iDine Rewards Network Inc., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.8 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 31, 2003.

4.4	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.5	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.6	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.7	Indenture, dated as of October 15, 2003, as amended and restated as of February 4, 2004, between Rewards Network Inc. and LaSalle Bank National Association is incorporated herein by reference to Exhibit 4.15 to Rewards Network Inc’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.8	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC is incorporated herein by reference to Exhibit 4.18 to iDine Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 14, 2003.

10.1	Offer Letter, dated June 14, 2005, between Rewards Network Establishment Services Inc. and Robert Wasserman is incorporated herein by reference to Exhibit 10. 1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on June 17, 2005.

Exhibit No.	Description
10.2	Severance, Proprietary Interest Protection and Non-Solicitation Agreement, dated June 14, 2005, between Rewards Network Establishment Services Inc. and Robert Wasserman is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on June 17, 2005.

10.3	Severance and Release Agreement, dated June 23, 2005, between Gregory J. Robitaille and Rewards Network Services Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on June 27, 2005.

10.4	Third Amendment to Standard Office Building Lease, dated June 28, 2005, between Rewards Network Inc. and 119 Partners, LLC is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on July 1, 2005.

10.5	Amendment No. 1 and Waiver to Credit Agreement, dated as of July 19, 2005, by and among Rewards Network Inc., Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, the other lenders party thereto, and the subsidiaries of Rewards Network Inc. party thereto is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on July 20, 2005.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REWARDS NETWORK INC.

August 9, 2005	/s/ KENNETH R. POSNER
Kenneth R. Posner Senior Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer and on behalf of the registrant)

REWARDS NETWORK INC. AND SUBSIDIARIES

EXHIBIT LIST

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Gene M. Henderson, Herbert M. Gardner, James M. Callaghan, Gregory J. Robitaille, John A. Ward III, George S. Wiedemann, Christine M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman and Thomas J. Litle is incorporated herein by reference to Exhibit 4.7 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.2	Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.5 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.3	First Amendment, dated February , 2003, to that certain Investment Agreement, dated April 28, 2000, among iDine Rewards Network Inc., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.8 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 31, 2003.

4.4	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.5	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.6	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.7	Indenture, dated as of October 15, 2003, as amended and restated as of February 4, 2004, between Rewards Network Inc. and LaSalle Bank National Association is incorporated herein by reference to Exhibit 4.15 to Rewards Network Inc’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.8	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC is incorporated herein by reference to Exhibit 4.18 to iDine Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 14, 2003.

Exhibit No.	Description
10.1	Offer Letter, dated June 14, 2005, between Rewards Network Establishment Services Inc. and Robert Wasserman is incorporated herein by reference to Exhibit 10. 1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on June 17, 2005.

10.2	Severance, Proprietary Interest Protection and Non-Solicitation Agreement, dated June 14, 2005, between Rewards Network Establishment Services Inc. and Robert Wasserman is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on June 17, 2005.

10.3	Severance and Release Agreement, dated June 23, 2005, between Gregory J. Robitaille and Rewards Network Services Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on June 27, 2005.

10.4	Third Amendment to Standard Office Building Lease, dated June 28, 2005, between Rewards Network Inc. and 119 Partners, LLC is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on July 1, 2005.

10.5	Amendment No. 1 and Waiver to Credit Agreement, dated as of July 19, 2005, by and among Rewards Network Inc., Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, the other lenders party thereto, and the subsidiaries of Rewards Network Inc. party thereto is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on July 20, 2005.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith