Form 10-Q
period 2005-09-30
REWARDS NETWORK INC
filed 2005-11-09
CIK 78536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 4, 2005, there were 26,190,939 shares of the registrant’s common stock, par value $.02 per share, outstanding.

INDEX

REWARDS NETWORK INC. AND SUBSIDIARIES

REWARDS NETWORK INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	September 30, 2005	December 31, 2004*
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$14,255	$8,728
Short-term available for sale securities	—	6,718
Accounts receivable, net of allowance for doubtful accounts of $2,502 and $2,793, respectively	6,334	7,642
Marketing Credits, net of allowance for doubtful accounts of $25,710 and $26,943, respectively	136,266	143,947
Deferred income taxes	8,512	8,640
Prepaid expenses and other current assets	1,569	1,588
Income taxes receivable	3,904	1,194

Total current assets	170,840	178,457

Property and equipment, net of accumulated depreciation and amortization of $16,209 and $13,194, respectively	8,678	10,450
Other assets	1,690	1,762
Long-term available for sale securities	331	331
Excess of cost over net assets acquired	8,117	9,671

Total assets	$189,656	$200,671

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable—Marketing Credits	$8,121	$13,031
Accounts payable—trade	11,094	15,685
Accrued compensation	2,265	2,641
Other current liabilities	3,933	2,978
Deferred membership fee income	1,261	1,616

Total current liabilities	26,674	35,951

Convertible subordinated debentures	70,000	70,000
Deferred income taxes	1,089	1,904
Other long-term liabilities	285	448

Total liabilities	98,048	108,303

Stockholders’ equity:
Common stock, par value $0.02 per share; authorized 70,000 shares; issued 26,472 and 26,041 shares, respectively; and outstanding 26,190 and 25,759 shares, respectively	530	521
Additional paid-in capital	61,235	59,450
Cumulative other comprehensive income (loss)
Unrealized loss on marketable securities, net of tax	—	(54)
Foreign currency translation, net of tax	363	259
Retained earnings	31,690	34,402
Treasury stock, at cost (282 shares)	(2,210)	(2,210)

Total stockholders’ equity	91,608	92,368

Total liabilities and stockholders’ equity	$189,656	$200,671

*	The balance sheet at December 31, 2004 is derived from the registrant’s audited consolidated financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except earnings per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating revenues:
Sales	$70,317	$86,818	$218,122	$266,047

Cost of sales	36,709	42,291	111,572	128,254
Provision for losses	7,024	6,788	19,782	14,576
Member rewards and savings	8,831	16,988	34,382	55,334

Total direct expenses	52,564	66,067	165,736	198,164

Net revenue	17,753	20,751	52,386	67,883
Membership fees and other income	680	871	2,180	2,743

Total operating revenues	18,433	21,622	54,566	70,626

Operating expenses:
Salaries and benefits	4,610	3,347	14,149	13,915
Sales commissions and expenses	5,948	5,011	16,144	15,572
Professional fees	1,880	1,179	5,640	2,939
Member and merchant marketing	1,699	1,495	4,470	4,788
Goodwill impairment	—	—	1,554	—
General and administrative	4,064	4,952	14,855	13,260

Total operating expenses	18,201	15,984	56,812	50,474

Operating income (loss)	232	5,638	(2,246)	20,152

Other income (expense):
Interest and other income	99	76	334	305
Interest expense and financing costs	(994)	(697)	(2,510)	(2,408)

Income (loss) before income tax provision (benefit)	(663)	5,017	(4,422)	18,049
Income tax provision (benefit)	(179)	2,028	(1,710)	7,310

Net income (loss)	$(484)	$2,989	$(2,712)	$10,739

Net income (loss) available to common stockholders	$(484)	$3,403	$(2,712)	$11,973

Income (loss) per share of common stock:
Basic	$(0.02)	$0.12	$(0.10)	$0.44

Diluted	$(0.02)	$0.11	$(0.10)	$0.40

Weighted average number of common and common equivalent shares outstanding:
Basic	26,292	24,909	26,058	24,626

Diluted	26,292	29,636	26,058	29,725

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(2,712)	$10,739

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for losses	19,782	14,576
Depreciation and amortization	3,108	3,009
Impairment of investment	—	500
Goodwill impairment	1,554	—
Amortization of deferred financing cost	794	543
Deferred income taxes	(687)	(715)
Benefit on exercise of stock options	301	767
Stock-based compensation	443	35

Changes in assets and liabilities:
Accounts receivable	1,000	(296)
Marketing Credits including accounts payable - Marketing Credits	(16,703)	(40,568)
Prepaid expenses and other current assets	19	965
Income taxes receivable	(2,710)	2,255
Other assets	(887)	(155)
Accounts payable	(4,591)	(2,692)
Accrued compensation	(376)	(1,827)
Other current liabilities	955	530
Deferred membership fee income	(355)	(493)

Net cash used in operating activities	(1,065)	(12,827)

Cash flows from investing activities:

Additions to property and equipment	(1,334)	(3,966)
Decrease in short-term available for sale securities	6,772	8,028
Increase in long–term available for sale securities	—	(1,126)

Net cash provided by investing activities	5,438	2,936

Cash flows from financing activities:

Exercise of warrants and options for common stock	1,050	2,130

Net cash provided by financing activities	1,050	2,130

Effect of foreign exchange rate on cash	104	127

Net increase (decrease) in cash	5,527	(7,634)

Cash and cash equivalents:
Beginning of the period	8,728	9,709

End of the period	$14,255	$2,075

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,147	$1,339

Income taxes	$1,411	$5,016

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these interim financial statements in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments that are of a normal recurring nature necessary to present fairly the condensed consolidated financial position of Rewards Network Inc. and its subsidiaries (collectively, the “Company”) at September 30, 2005, condensed consolidated results of operations for the three months and nine months ended September 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 have been made. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”) on March 14, 2005. The consolidated balance sheet as of December 31, 2004 is derived from the Company’s audited consolidated financial statements.

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

The Company’s participating merchants are principally restaurants. The Company attracts participating merchants by offering the Marketing Credits Program and the Marketing Services Program. In the Marketing Credits Program, the Company purchases Marketing Credits, markets to members the participating merchants and offers benefits to members for using Marketing Credits by dining at the participating merchants. In the Marketing Services Program, the Company markets to members the participating merchants and offers benefits to members for dining at the participating merchants. Both the Company’s Marketing Credits Program and Marketing Services Program are designed to generate business from new and returning merchant customers.

The Company obtains members through its relationships with airlines and other loyalty program providers, directly through its website, through corporate clients who participate in the Company’s corporate program, and through the Company’s relationships with payment card issuers. The Company provides frequent flier miles and other currencies as benefits to its members through its relationships with these airlines, payment card issuers and other loyalty program providers.

Principles of consolidation: The Company’s unaudited condensed consolidated financial statements include the accounts of Rewards Network Inc. and its subsidiaries after the elimination of all material intercompany balances and transactions.

Reclassification: Certain prior period amounts have been reclassified to conform to the current period’s presentation.

(2) CEO Compensation Agreements

On March 29, 2005, the Company’s Board of Directors appointed Ronald L. Blake as President and Chief Executive Officer. Further, on September 13, 2005, the Company entered into an employment agreement with

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Mr. Blake and he was elected to the Board of Directors. The employment agreement provides for Mr. Blake to receive an annual base salary of $540,000, and eligibility for an annual performance bonus of up to 100% of his annual base salary upon achievement of target performance objectives. The bonus, if any, for 2005 will be pro rated.

On September 13, 2005, Mr. Blake received options to purchase 250,000 shares of the Company’s common stock at an exercise price of $7.50 per share, vesting 40% on December 31, 2006, 30% on December 31, 2007, and 30% on December 31, 2008. On or before January 1, 2006, the Company will grant Mr. Blake restricted stock unit awards entitling him to receive 250,000 shares of the Company’s common stock, with 186,000 shares vesting on December 31, 2006, and the remaining 64,000 shares vesting on December 31, 2007. The Company will also grant to Mr. Blake after June 1, 2006, restricted stock unit awards entitling Mr. Blake to receive 215,000 shares of the Company’s common stock, with 75,500 shares vesting on December 31, 2007, and the remaining 139,500 shares vesting on December 31, 2008. The stock options and restricted stock units vest only if Mr. Blake remains employed by the Company as of each vesting date, and the restricted stock units vest only if the Company attains applicable performance goals. All equity compensation awards granted to Mr. Blake are subject to the approval of the Compensation Committee and will fully vest upon a change of control, as defined in the employment agreement. The employment agreement also provides for non-competition, non-solicitation and confidentiality obligations of Mr. Blake.

Mr. Blake will receive a continuation of his base salary for a period of twelve months if he is terminated without cause, as defined in the employment agreement, or if he voluntarily terminates his employment for good reason, as defined in the employment agreement. Such salary continuation will be extended to eighteen months if such termination without cause or voluntary termination for good reason occurs within twelve months after a change in control, as defined in the employment agreement. The term of Mr. Blake’s employment pursuant to the employment agreement expires on December 31, 2008, and after the expiration of the employment term Mr. Blake will continue as an “at will” employee, provided that certain provisions of the employment agreement will remain in effect after the expiration of the employment term, including provisions related to termination and salary continuation, non-competition, non-solicitation and confidentiality.

On March 29, 2005, George S. Wiedemann, the former President and Chief Executive Officer, resigned. As part of his severance agreement, Mr. Wiedemann will receive $806,750 of severance payments over a period of twelve months following his resignation and COBRA reimbursement for a period of twelve months. Mr. Wiedemann also resigned from the Board of Directors. The entire amount relating to the severance was recorded during the three months ended March 31, 2005.

(3) Credit Agreement Amendment

On April 25, 2005, the Company, Bank of America, N.A., and the lenders party thereto entered into a Waiver (“Waiver”) to the Credit Agreement among the Company, Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, and the other lenders party thereto (“Credit Agreement”). Pursuant to the Waiver, the lenders agreed to waive any default having occurred or to occur as a result of a breach of certain sections of the Credit Agreement, which require the Company to maintain positive net income and a ratio of indebtedness to earnings before interest, taxes, depreciation and amortization that does not exceed a stated amount.

On July 19, 2005, the Company, Bank of America, N.A., and the lenders party thereto entered into an Amendment (“Amendment”) to the Credit Agreement. Pursuant to the Amendment, the Company and the lenders modified the Credit Agreement by reducing the facility to $25 million, accelerating the maturity to June 30, 2006, revising the ratio of senior indebtedness to earnings before interest, taxes, depreciation and amortization, as

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

further defined in the Amendment (“EBITDA”), establishing a minimum threshold of EBITDA and providing for a security interest in substantially all of the Company’s assets at the time the Company makes a borrowing under the Credit Agreement. As of September 30, 2005, the Company did not have any borrowings outstanding under the Credit Agreement.

(4) Goodwill Impairment

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

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards “SFAS” No. 142 “Goodwill and Other Intangible Assets”, the Company prepared a discounted cash flow analysis which indicated that the book value of certain reporting units exceeded their estimated fair value and that all of the goodwill associated with these reporting units had been impaired. Accordingly, the Company recognized a non-cash impairment loss of $1,553,637 during the three months ended March 31, 2005.

(5) Certain Relationships and Related Party Transactions

On August 30, 1999, the Company entered into an office lease agreement with EOP—Northwest Properties, L.L.C., an affiliate of Equity Office Properties Trust. Samuel Zell, the Company’s Chairman of the Board of Directors through September 13, 2005, is Chairman of the Board of Trustees and a shareholder of Equity Office Properties Trust. The lease is for office space at 999 Third Avenue, Suite 3800, Seattle, Washington. The term of the lease commenced on September 1, 1999, and the lease was terminated effective August 31, 2005. The Company paid rent of $1,600 and $4,600 for the three months ended September 30, 2005 and 2004, respectively, and $11,200 and $13,600 for the nine months ended September 30, 2005 and 2004, respectively.

On May 5, 2003, the Company entered into an office lease agreement with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, a limited partnership comprised in part of trusts established for the benefit of Samuel Zell and members of his family. The lease initially provided for 10,000 square feet of office space at Two North Riverside Plaza, Chicago, Illinois and, effective July 1, 2004, the Company exercised its option to increase this space to 14,324 square feet. The term of the lease is from September 1, 2003 through August 31, 2008. The Company paid rent of $68,636 and $53,513 for the three months ended September 30, 2005 and 2004, respectively, and $213,679 and $184,107 for the nine months ended September 30, 2005 and 2004, respectively.

On June 25, 2004, the Company entered into an office lease agreement with Equity Office Management, L.L.C., as indirect manager of San Felipe Plaza, Ltd., a limited partnership. Equity Office Management, L.L.C. is an affiliate of Equity Office Properties Trust. The lease provides for 827 square feet of office space at 5847 San Felipe, Suite 1675, Houston, Texas. The term of the lease is from July 1, 2004, through June 30, 2009. The Company paid rent of $4,135 for the three months ended September 30, 2005 and 2004, respectively, and $12,405 and $4,135 for the nine months ended September 30, 2005 and 2004, respectively.

On June 20, 2005, the Company entered into an office lease agreement with CA Shorebreeze Limited Partnership, an affiliate of Equity Office Properties Trust. Samuel Zell is Chairman of the Board of Trustees and

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

a shareholder of Equity Office Properties Trust. The lease is for office space at 255 Shoreline Drive, Suite 145, Redwood City, California. The term of the lease is from August 10, 2005 through February 9, 2009. The Company paid rent of $4,333 for the three months ended September 30, 2005.

On August 4, 2005, the Company entered into an office license agreement with WA-Columbia Center, L.L.C., an affiliate of Equity Office Properties Trust. Samuel Zell is Chairman of the Board of Trustees and a shareholder of Equity Office Properties Trust. The license is for office space at 701 Fifth Avenue, Suite 1410, Seattle, Washington. The term of the license is from August 1, 2005 through July 31, 2008. The Company paid rent of $4,760 for the three months ended September 30, 2005.

The future minimum lease obligation for these five leases is as follows:

Year ending December 31,	(in thousands)
2005 (remainder of the year)	88
2006	352
2007	360
2008	256
Thereafter (through June 30, 2009)	10

Total minimum lease payments	$1,066

Equity Group Investments, L.L.C. (“EGI”), an affiliate of Samstock, L.L.C., the Company’s largest stockholder, provided investment and other financial advisory services to the Company in 2004. The Company paid $62,500 and $187,500 to EGI for these services for the three and nine months ended September 30, 2004, respectively. Samuel Zell serves as Chairman of EGI. This arrangement was terminated as of September 30, 2004.

On October 11, 2004, the Company entered into an agreement with EGI for administrative services beginning October 18, 2004 and continuing on a month-to-month basis, with a 30-day written notice required for cancellation. The administrative services consist of rent for 1,251 square feet of additional office space at Two North Riverside Plaza, Chicago, Illinois, utilities and maintenance service. For the nine months ended September 30, 2005, the Company paid $8,966 to EGI for these services. This agreement was terminated as of April 30, 2005.

(6) Litigation

On May 25, 2004, a complaint was filed in the Los Angeles County Superior Court against the Company and certain of its subsidiaries by Bistro Executive, Inc., Westward Beach Restaurant Holdings, LLC and MiniBar Lounge, all of which were participants in the Company’s Dining Credits Purchase Plan (the “Dining Plan”), and their respective owners.

The complaint was brought as a putative class action and alleges that amounts paid by the Company under the Dining Plan constituted loans in violation of California usury laws and the California Unfair Business Practices Act. The complaint seeks, among other relief, damages and equitable and injunctive relief, including disgorgement of all purported “interest” and profits earned by the Company from the Dining Plan in California, which plaintiffs allege to be a significant portion of an amount in excess of $300 million, and treble damages for all purported “interest” paid within one year prior to the filing of the complaint.

On June 25, 2004, the action was removed to the United States District Court for the Central District of California.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

On October 11, 2005, plaintiffs’ motion for class certification was granted certifying two classes as follows: (i) all California restaurants which, from May 25, 2000 to May 25, 2004, participated in the Dining Plan and which took a cash advance from the Company pursuant to its California Dining Plan agreements, and (ii) all persons who, from May 25, 2000 to May 25, 2004, guaranteed payment of cash advances underlying the Company’s California Dining Plan agreements. Trial has been set for April 24, 2006. The Company believes that the complaint is without merit and intends to vigorously defend against it. The ultimate cost to the Company from this action is not possible to predict and may not be determined for a number of years.

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

(7) Income (Loss) per Share

Basic income (loss) per share was computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding for each period presented. Diluted income per share was computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of the Company’s common stock and common stock equivalents outstanding for each period presented. Potentially dilutive securities were considered for the three and nine months ended September 30, 2005 and 2004. There were 4,091,910 and 4,103,366 weighted average shares of common stock equivalents which were excluded for the three and nine months ended September 30, 2005, respectively, as their effect would have been anti-dilutive. The Company has revised diluted net income per share for the three and nine months ended September 30, 2004 to include the dilutive impact of the convertible debentures and reflect the adoption of EITF 04-08 as described in Note 9.

	(in thousands, except per share data)
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$(484)	$2,989	$(2,712)	$10,739
Convertible debentures, net of tax benefit	—	414	—	1,234

Net income (loss) available to common stockholders	$(484)	$3,403	$(2,712)	$11,973

Weighted average number of shares of common stock and common stock equivalents outstanding
Basic	26,292	24,909	26,058	24,626
Stock options and restricted stock	—	351	—	607
Warrants	—	463	—	579
Convertible debentures	—	3,913	—	3,913

Diluted	26,292	29,636	26,058	29,725

Income (loss) per share:
Basic	$(0.02)	$0.12	$(0.10)	$0.44

Diluted	$(0.02)	$0.11	$(0.10)	$0.40

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(8) Stock-based Compensation

In accordance with the FASB SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, the Company has elected to continue to comply with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” to account for stock options and, accordingly, no compensation expense has been recognized in the Company’s financial statements because the exercise price of employee stock options equals the fair market price of the underlying stock on the date of grant. Under SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as compensation expense over the vesting or service period. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS 123, the Company’s net income (loss) would have been (reduced) increased to the pro forma amounts indicated below:

	(in thousands, except per share data)
	Three months ended September 30,		Nine months ended September 31,
	2005	2004	2005	2004
Net income (loss)—as reported	$(484)	$2,989	$(2,712)	$10,739
Employee stock option compensation (expense) income, net of tax	(182)	(747)	1,290	(2,077)

Net income (loss)—pro forma	$(666)	$2,242	$(1,422)	$8,662

Income (loss) per share
Basic—as reported	$(0.02)	$0.12	$(0.10)	$0.44

Basic—pro forma	$(0.03)	$0.09	$(0.05)	$0.35

Diluted—as reported	$(0.02)	$0.11	$(0.10)	$0.40

Diluted—pro forma	$(0.03)	$0.09	$(0.05)	$0.33

The Company uses the Black-Scholes valuation model for estimating the fair value of options granted. During each of the nine months ended September 30, 2005 and 2004, the Company granted options to purchase 340,000 shares of its common stock to certain executives, including 250,000 shares during the three months ended September 30, 2005. No options were granted by the Company during the three months ended September 30, 2004. The following represents the estimated fair value of options granted and the weighted-average assumptions used in calculating such estimate:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Weighted average estimated fair value per option granted	$3.82	none granted	$3.58	$6.10
Stock volatility	50.5%	—	51.9%	43.0%
Risk-free interest rate	4.3%	—	4.3%	4.3%
Expected option life in years	10	—	10	10
Expected stock dividend yield	0%	—	0%	0%

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

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), which replaces SFAS 123. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding its interpretation of SFAS 123R. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees. In accordance with the revised statement, the Company will be required to recognize the expense attributable to stock options granted or vested subsequent to December 31, 2005. The Company has evaluated the requirements of SFAS 123R and SAB 107. The Company will adopt the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123R for all awards granted to employees prior to the effective date of Statement 123R that remain unvested on the effective date. The Company has not yet determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123 in Note 8.

In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections” (“SFAS 154”). The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements”. The Company will adopt the provisions of SFAS 154, effective January 1, 2006 for its fiscal 2006 condensed consolidated financial statements. We are currently evaluating the impact of this standard on our consolidated financial statements.

(10) Business and Credit Concentrations

As of September 30, 2005, the Company had contracts or relationships with nine major airlines that offer frequent flyer miles as rewards. Also for the three and nine months ended September 30, 2005, members of each of the United Airlines, Delta Airlines and Upromise Inc. programs represented 10% or more of the Company’s sales and for the three and nine months ended September 30, 2004, members of each of the United Airlines and Upromise Inc. programs represented 10% or more of the Company’s sales. The following table illustrates the Company’s partner sales concentration as a percentage of total sales:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Airlines	57%	57%	57%	56%
Partners that represent 10% or more of sales	46%	35%	46%	34%

We are negotiating a new, multi-year agreement with an affiliate of United Airlines to replace the agreement relating to the United Airlines program that expired on August 30, 2005. We continue to observe the terms and conditions of the recently expired agreement. We cannot provide assurances that we will be able to agree to a new multi-year agreement relating to the United Airlines program.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(11) Minimum Partner Obligations

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

(12) Subsequent Events

In October 2005, two of the Company’s executives left the Company. Severance and other payments related to these departures are likely to aggregate approximately $500,000 and will be recorded in the three months ending December 31, 2005.

On October 24, 2005, Hurricane Wilma crossed South Florida, affecting the Company’s Miami operations center and most of the Company’s participating merchants in that area. The loss of electrical power and other services resulted in the operations center remaining closed until November 3, 2005. Business continuity plans and backup systems enabled the Company to maintain uptime on its own website, and those managed on behalf of merchants and partners. Member and merchants services were not operational through October 26, at which time the Company began handling member and merchant calls on a limited basis from alternate locations. Approximately 3% of the Company’s participating merchants are located in the areas affected. Merchants could not process dining transactions with the Company while affected by power outages, but the Company believes that the majority of these merchants reopened for business once power was restored. The Company does not believe that the impact of Hurricane Wilma will have a material impact on its financial condition, results of operations or cash flows.

REWARDS NETWORK INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and notes to those financial statements, which are included in this report. This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “intends,” “expects,” “could,” “should,” “plans,” “believes,” “estimates” or words or phrases of similar import generally identify forward-looking statements. You are cautioned that forward-looking statements are subject to risks, trends and uncertainties that could cause actual results, performance or achievements to differ materially from those expressed in any forward-looking statements. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to, the following: (i) our dependence on our relationships with airlines and other reward program partners for a significant number of members, (ii) the concentration of a significant amount of our rewards currency in one industry group, the airline industry, (iii) our inability to attract and retain merchants and members, (iv) our inability to maintain an appropriate balance between the number of members and the number of participating merchants in each market, (v) changes to payment card association rules and practices, (vi) our dependence upon our relationships with a payment card issuer, transaction processors, presenters and aggregators, (vii) network interruptions or processing errors, (viii) our susceptibility to a changing regulatory environment, (ix) increased operating costs due to privacy concerns of our marketing partners, payment card processors and the public, (x) the failure of our security measures, (xi) our susceptibility to merchant credit risk, (xii) economic changes, (xiii) an adverse change in our loss experience related to Marketing Credits, (xiv) adverse consequences of changes in our programs that affect the rate of rewards received by members, (xv) our inability to generate sufficient profit margin on expanded merchant product offerings, (xvi) the loss of key personnel, (xvii) adverse determination of lawsuits in which we are a defendant that may result in liability and/or adversely impact the way in which we conduct business, (xviii) increasing competition, (xix) our inability to obtain sufficient cash, and (xx) the failure of our expansion into Canada. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time or otherwise. See the cautionary statements included as Exhibit 99.1 to this quarterly report on Form 10-Q for a more detailed discussion of the foregoing and other factors that could cause actual results to differ materially from those included in the forward-looking statements and that, among others, should be considered in evaluating our outlook.

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

Our participating merchants are principally restaurants. We attract participating merchants by offering the Marketing Credits Program and the Marketing Services Program. In the Marketing Credits Program, we purchase Marketing Credits, market to members the participating merchants and offer benefits to members for using the Marketing Credits by dining at the participating merchants. In the Marketing Services Program, we market to members the participating merchants and offer benefits to members for dining at the participating merchants. Our Marketing Credits Program and Marketing Services Program are described in greater detail below. Until late 2004, the Marketing Credits Program was called the Dining Credits Purchase Plan and Marketing Credits were referred to as Rights to Receive, RTR or Dining Credits. Also, our Marketing Services Program was previously referred to as the Revenue Management Plan. Both our Marketing Credits Program and Marketing Services Program are designed to generate business from new and returning merchant customers.

REWARDS NETWORK INC. AND SUBSIDIARIES

We obtain members through our relationships with airlines and other loyalty program providers, directly through our website, through corporate clients who participate in our corporate program, and through our relationships with payment card issuers. We provide frequent flier miles and other currencies as benefits to members through our relationships with these airlines, payment card issuers and other loyalty program providers.

Participating Merchants

As of September 30, 2005, we had 10,259 participating merchants in more than 45 U.S. states and in Canada. We primarily offer two programs for our participating merchants—the Marketing Credits Program and the Marketing Services Program.

In June 2004, we launched our Marketing Credits Program and Marketing Services Program in Canada. As of September 30, 2005, we had 182 participating merchants in Canada.

Marketing Credits Program. Under this program, we purchase dining credits, which we refer to as Marketing Credits, from a participating merchant, typically for cash, at a discount from the retail price for which it sells the food and beverages. We then market the participating merchant to members using a variety of communication tools, including email, our website, directories, toll-free numbers, fax back services and personal digital assistants. We offer benefits to our members in the form of frequent flier miles, Cashback Rewards savings and other currencies for using the Marketing Credits by dining at the participating merchant. The amount of benefits offered to members will vary by the member’s status in our program and may vary by the day of week. When a member dines at a merchant that participates in the Marketing Credits Program and pays the bill with a payment card registered with us, we are entitled to receive a percentage of the total transaction amount from the participating merchant, which we generally debit from the participating merchant’s bank account. We then reduce the amount of Marketing Credits outstanding with the participating merchant and provide a benefit to the member.

Marketing Services Program. Under this program, we provide Marketing Services to a participating merchant by marketing the participating merchant to members using a variety of communication tools, including email, our website, directories, toll-free numbers, fax back services and personal digital assistants, and offering to members frequent flier miles, Cashback Rewards savings and other currencies for dining at the participating merchant. The amount of benefits offered to members will vary by the member’s status in our program and may vary by the day of week. Under the Marketing Services Program, we receive a marketing fee from the participating merchant only when a member dines at the participating merchant and pays the bill with a payment card registered with us. The marketing fee is equal to a percentage of the total transaction amount. We generally debit the marketing fee from the participating merchant’s bank account and provide a benefit to the member.

The percentage of the transaction amount that we receive under the Marketing Services Program is less than the percentage of the transaction amount that we receive under the Marketing Credits Program, and as a result, our revenue per transaction in the Marketing Services Program is less than under the Marketing Credits Program. However, the Marketing Services Program does not require us to commit capital through the purchase of Marketing Credits from the participating merchant.

Members

As of September 30, 2005, we had approximately 3.5 million active member accounts. We consider a member account to be active if the account has at least one transaction that qualified for a benefit at a participating merchant during the prior 12 months. An active member account may consist of more than one payment card and may have more than one person associated with the account, although we consider each member account to be held by one “member.”

REWARDS NETWORK INC. AND SUBSIDIARIES

We obtain members from a variety of sources and marketing efforts, and through our relationships with major airlines, payment card issuers and other loyalty program providers. In our partner programs, members may be solicited for enrollment or may be directly enrolled by our partners. Generally, a member enrolled in one of our programs through a partner remains a member so long as our relationship with the partner continues. If our relationship with the partner terminates, in most cases our relationship with the member terminates as well. Additionally, members enrolled by our partners may also be unenrolled by the partner, and our partner generally has the right to approve all communications between us and the member.

We offer a choice of programs to members. Members who enroll directly in our Cashback Rewards Program generally pay an annual fee, and members who enroll in our programs that provide benefits to members in other currencies, such as airline frequent flier miles, generally do not pay an annual fee. Our membership programs consist of the following:

Loyalty Partner Programs. We partner with various loyalty program providers to offer their members the opportunity to earn awards, such as airline frequent flier miles or award points, through our programs when their members patronize our participating merchants. These programs are typically co-branded with our loyalty partner (e.g., Continental Airlines’ OnePass Dining by Rewards Network). The loyalty program provider benefits by expanding the opportunities for its members to earn additional rewards and increasing the volume of the loyalty currency it sells. In many cases, we work with the loyalty program provider’s affinity payment card issuer by automatically including our benefit as a feature of the payment card.

Airline frequent flier programs represent the largest number of our member accounts that are part of our loyalty partner programs. As of September 30, 2005, we provided dining benefits to nine major airlines, which we believe makes us the largest provider of dining programs for the airline industry. We are working to expand our loyalty partnerships beyond airlines. Upromise, InterContinental Hotels Group and Electronic Script Incorporated (eScrip) are notable instances of non-airline loyalty program providers for which we provide dining benefits.

Cashback Rewards Program. This is a fee-based program that typically provides between 5% and 20% Cashback Rewards savings on the total qualified transaction amount at participating merchants. Cashback Rewards savings are a credit that we make directly to the member’s payment card account. Some Cashback Rewards Program members may receive airline frequent flier miles in addition to Cashback Rewards savings.

Members of our Cashback Rewards Program typically pay an upfront annual fee. Alternatively, members may elect to “earn” their fee. In this case, we retain Cashback Rewards savings until the member has accumulated the amount of the fee in Cashback Rewards savings, after which the member receives subsequent Cashback Rewards savings and we (by not providing a benefit until the amount of the fee has accumulated) have effectively received a fee.

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

Payment Card Issuer Programs. We work with various issuers of general purpose payment cards to provide a Cashback Rewards program to certain payment card portfolios. Our program is a differentiating feature of the

REWARDS NETWORK INC. AND SUBSIDIARIES

card and provides cardholders with additional opportunities to earn benefits through the payment card’s loyalty program. In some cases, the payment card issuer pays us a fee for their cardholders’ access to our program. As of September 30, 2005, our card issuer partners included Bank of America, Diners Club International, JPMorgan Chase and Royal Bank of Canada.

Registered Card Platform

Our registered card platform is a critical part of the administration of our programs. Members enrolled in our programs have payment cards registered with us and then present a registered payment card while transacting at a participating merchant. Based on our agreements with a card issuer and various processors, presenters and aggregators throughout the country, we receive data regarding all payment card transactions at our participating merchants. We aggregate this transaction data and then match these data to a file containing members’ registered payment card information, enabling us to determine which transactions were made by members. The transaction data that we receive is encrypted during transmission. We also receive files from some processors where the data is encrypted in a manner that allows us to read transactional data of registered members only. Members’ transactions are qualified via business rules to determine what benefit, if any, they are eligible to receive.

We use the data regarding qualified transactions to provide airline frequent flier miles, Cashback Rewards savings and other currencies to members, depending on the program in which the member is enrolled. We also use these data to invoice and collect our Marketing Services fees from participating merchants and reduce the amount of outstanding Marketing Credits at merchants that participate in our Marketing Credits Program.

Member Benefits

We provide the vast majority of benefits to members in the form of (i) a mileage credit to their frequent flier account, (ii) a Cashback Rewards savings credit to their payment card account, or (iii) an award to their loyalty program account. Cashback Rewards savings typically represent between 5% and 20% of the member’s total transaction amount with participating merchants. Members of our partners’ loyalty programs and payment card issuer programs may receive benefits either as Cashback Rewards savings or in alternative currencies, such as airline frequent flier miles, depending on the particular loyalty program. Effective July 1, 2005, members receiving airline frequent flier miles generally earn between one and ten miles for each dollar spent at participating merchants.

We communicate benefit opportunities to members via a variety of communication tools, including email, our website, directories, toll-free numbers, fax back services and personal digital assistants.

REWARDS NETWORK INC. AND SUBSIDIARIES

(amounts in thousands except average transaction amounts and per share data)

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

Allowance for Marketing Credits Losses

We provide allowances for Marketing Credits losses based on our estimate of losses that would result from the inability of participating merchants to remain in business and enable our members to utilize outstanding Marketing Credits. If the financial condition of our merchant base were to deteriorate beyond our expectations, resulting in participating merchants’ inability to provide food and beverage to members thereby reducing the utilization of Marketing Credits, additional allowances may be required.

On a regular basis we provide for anticipated losses on Marketing Credits from merchants that have ceased operations, merchants that interfere with our members’ ability to utilize unused Marketing Credits and merchants whose Marketing Credits are not being utilized by members at a satisfactory rate. All other balances are segregated and evaluated based on the size of balance and the number of months estimated for our members to utilize the Marketing Credits outstanding. Account balances are charged off against the allowance when recovery appears unlikely or remote. Losses are reduced by recoveries of Marketing Credits previously written off.

Deferred Tax Assets Valuation Allowance

We record a valuation allowance to reduce our deferred tax assets when future realization is in question. We consider future taxable income and available tax planning strategies in assessing the need for the valuation allowance. In the event we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which such determination is made. Despite the cumulative loss for the nine months ended September 30, 2005, the Company believes that a valuation allowance against the deferred tax asset is only necessary for a very small component as it is more likely than not that essentially all of the deferred tax asset will be realized.

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

REWARDS NETWORK INC. AND SUBSIDIARIES

(amounts in thousands except average transaction amounts and per share data)

of future operating results that are used in the preparation of projected cash flows, and, if different conditions prevail or judgments are made, a material write-down of goodwill could occur.

We comply with SFAS No. 142, “Goodwill and Other Intangible Assets,” the current standard for periodic assessment of the carrying value of intangible assets, including goodwill. We assess the impact of SFAS No. 142 using a two-step approach to assess goodwill based on applicable reporting units and any intangible assets, including goodwill, recorded in connection with our previous acquisitions. During the three months ended March 31, 2005, certain territories related to reacquired franchises experienced a significant decline in sales related to unanticipated competition and the loss of key salespersons in these territories which contributed to an operating loss for the quarter. These financial results, coupled with several changes in senior management in the three months ended March 31, 2005, gave rise to the Company’s need to reassess the goodwill related to the reacquired franchises.

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

REWARDS NETWORK INC. AND SUBSIDIARIES

(amounts in thousands except average transaction amounts and per share data)

(a) Results of operations—Comparison of the three months ended September 30, 2005 and 2004

The following table sets forth for the periods presented our sales, components of our costs of sales and certain other information for each of our two marketing programs.

	Three months ended September 30,
	2005			2004
	Marketing Credits Program	Marketing Services Program	Total	Marketing Credits Program	Marketing Services Program	Total
Qualified transaction amounts	$93,887	$25,508	$119,395	$107,258	$28,599	$135,857
Sales yield	69.8%	18.8%	58.9%	74.6%	23.8%	63.9%
Sales	65,533	4,784	70,317	80,000	6,818	86,818
Cost of Marketing Credits	36,297	—	36,297	42,016	—	42,016
Processing fee	324	88	412	253	22	275

Cost of sales	$36,621	$88	$36,709	$42,269	$22	$42,291

Provision for losses	7,024	—	7,024	6,788	—	6,788
Member rewards and savings	7,161	1,670	8,831	13,672	3,316	16,988

Net revenue	$14,727	$3,026	$17,753	$17,271	$3,480	$20,751

As more fully discussed below, net revenue for the three months ended September 30, 2005 decreased primarily due to a decrease in sales caused by a decrease in the number of merchants, a decrease in the number of qualified transactions, a reduction in the average qualified transaction amount, a decrease in the sales yield recognized from qualified transactions and an increase in the provision for losses.

Qualified transaction amounts at our participating merchants (which are transactions where members are entitled to receive rewards or savings) decreased $16,462 or 12.1% to $119,395 for the three months ended September 30, 2005 as compared to $135,857 for the three months ended September 30, 2004. The number of qualified transactions decreased 8.5% to approximately 2,584 for the three months ended September 30, 2005 as compared with 2,824 for the three months ended September 30, 2004 and the average qualified transaction amount decreased 4.0% to $46.20 for the three months ended September 30, 2005 from $48.12 for three months ended September 30, 2004. The decrease in the number of qualified transactions is a result of our efforts to improve the management of our members’ share of an individual merchant’s business and fewer merchants in the program. We manage our members’ share of an individual merchant’s business, when appropriate, by qualifying transactions at that merchant only on certain days of the week and/or only for certain member groups and/or by limiting the number of qualified transactions a member may have in a specific period. As a result, even if our members have the same amount of transactions at that merchant, the number of those transactions that are qualified transactions will be lower. We believe that the lower average qualified transaction amount in the three months ended September 30, 2005 compared with the three months ended September 30, 2004 was due to a number of factors, including, but not limited to, (i) the replacement of some merchants in our programs with merchants with lower menu prices, (ii) decreased sales in some large primary markets where the average transaction amounts tend to be higher, (iii) increased weekday revenues where transaction amounts tend to be slightly lower, (iv) increased transactions among member groups with lower average dining transaction amounts and (v) decreased transactions among member groups with higher average dining transaction amounts.

Sales yield, which represents sales as a percentage of qualified transaction amounts, decreased to 58.9% for the three months ended September 30, 2005 compared with 63.9% for the three months ended September 30, 2004. The decline in the sales yield reflects the changing mix in business propositions marketed to our

REWARDS NETWORK INC. AND SUBSIDIARIES

(amounts in thousands except average transaction amounts and per share data)

merchants. We continue to work to improve merchant product offerings to meet the needs of new merchants and reduce attrition of existing merchants. We have expanded the flexibility of our Marketing Credits product, often resulting in more favorable pricing of Marketing Credits for our merchants. The sales yield from our Marketing Credits Program has declined due to these more favorable economics for our merchants. We expect that in the future our sales yield percentage will decline further to the extent that our sales are represented by merchants who took advantage of the more favorable economics.

In early 2005, we introduced a new pricing structure for our Marketing Services product. The sales yield for our Marketing Services Program has declined as a result of this generally more favorable pricing. We expect that in the future our sales yield percentage for our Marketing Services Program will further decline to the extent merchants take advantage of these more favorable economics. We also expect that in the future our overall sales yield percentage will further decline as qualified transactions from our Marketing Services Program represent a larger percentage of our total qualified transactions.

Cost of sales, which is composed of the cost of Marketing Credits and related processing fees, increased to 52.2% of sales for the three months ended September 30, 2005 compared with 48.7% of sales for the three months ended September 30, 2004. Many of the new products sold thus far in 2005 not only have lower sales yield, but they also have more favorable pricing of Marketing Credits for our merchants, which has resulted in a higher cost of sales for the three months ended September 30, 2005 compared with the three months ended September 30, 2004. Also contributing to the increase in the cost of sales percentage was the decrease in sales under our Marketing Services Program to 6.8% of total sales for the three months ended September 30, 2005 compared with 7.9% of total sales for the three months ended September 30, 2004. There is effectively no direct cost of sales impact associated with sales under our Marketing Services Program and, therefore, the relative decrease in these sales as a percentage of total sales results in a higher total cost of sales percentage.

The provision for losses increased to 10.0% of total sales for the three months ended September 30, 2005 compared with 7.8% of total sales for three months ended September 30, 2004. At the end of each reporting period we estimate the allowance for doubtful Marketing Credits accounts and, if necessary, adjust the provision for losses. The Marketing Credits portfolio is aged based on sales for the preceding quarter and the allowance is determined primarily by applying estimated loss percentages to the aged portfolio. Allowances are also provided for specifically identified accounts and for Marketing Credits balances that are large or slow moving. The increase in the provision for losses as a percentage of sales for the third quarter of 2005 was primarily a result of an increase in write-offs coupled with lower sales for the three months ending September 30, 2005. Contributing to the higher level of expense for the three months ended September 30, 2005 is an allowance at 100% of our $983 exposure for merchants in the areas affected by Hurricane Katrina.

Member rewards and savings, which include partner commissions and incentive bonus rewards paid to members, decreased to 12.6% of sales for the three months ended September 30, 2005 compared with 19.6% of sales for the three months ended September 30, 2004. There are two primary reasons for the decrease in the rate of rewards during the three months ended September 30, 2005. First, in some cases, as part of the changes in merchant deal economics, we have reduced member benefit levels at certain merchants. Secondly, in the second quarter of 2004 we introduced a program of variable benefits whereby some of our members’ rewards and savings were tied to their level of participation in our programs. Effective July 1, 2005, this program was rolled out to substantially all of our loyalty partner program members. The reduced member benefit levels and the reduced rate of rewards paid to less engaged members resulted in a lower overall effective rate of reward earned by our total membership base in the three months ended September 30, 2005 compared with the three months ended September 30, 2004.

REWARDS NETWORK INC. AND SUBSIDIARIES

(amounts in thousands except average transaction amounts and per share data)

Membership fees and other income decreased $191 or 21.9% for the three months ended September 30, 2005 compared with the same period last year. The decrease can be primarily attributed to the decline in membership fee income and reflects the continuing effects of our current member acquisition strategy, which is focused on marketing a no-fee dining program to key affinity and loyalty partners where we enroll accounts at a reduced cost of acquisition and solicitation.

Salaries and benefits increased $1,263 or 37.7% to $4,610 for the three months ended September 30, 2005 from $3,347 for the three months ended September 30, 2004 primarily as a result of a reversal of $917 of management incentive compensation in the third quarter of 2004 compared with an expense of $104 for the three months ended September 30, 2005. During the three months ended September 30, 2004, the Company reversed previously accrued management incentive compensation due to the below expected performance of the Company. Excluding the $1,021 impact of the change in management incentive compensation, salaries and benefits increased $242 primarily as a result of the hiring of previously outsourced information technology personnel, annual merit increases and higher employee benefit costs, partially offset by reduced headcount in the three months ended September 30, 2005 compared with the three months ended September 30, 2004.

Sales commissions and expenses increased $937 or 18.7% to $5,948 for the three months ended September 30, 2005 compared with $5,011 for the three months ended September 30, 2004 despite a 19.0% decrease in sales for the third quarter of 2005 compared with the same period in 2004. Sales commissions and expenses amounted to 8.5% of sales for the three months ended September 30, 2005 compared with 5.8% for the three months ended September 30, 2004. In January 2005, changes were made to the sales compensation plan that resulted in higher salaries to salespersons as contrasted with commissions based solely on sales. In June 2005, we made further changes to our sales compensation plan that provided minimum incentive payments and now pays our salespersons based on the profitability of the deal. Minimum incentive payments, under the sales compensation plan that became effective in July 2005, continue through the end of this year. The expected reduction in sales commissions from a 19.0% decrease in sales for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, was more than offset by the increase in base salaries and the minimum incentive payments to salespersons. In addition, sales training and related travel expenses were $861 for the three months ended September 30, 2005 compared with $48 for the three months ended September 30, 2004. During the second quarter of 2005, the Company hired an outside consulting firm to assist with the training of the sales force.

Professional fees increased $701 or 59.5% to $1,880 for the three months ended September 30, 2005 compared with $1,179 for the three months ended September 30, 2004. The increase is due to increased legal costs for various litigation matters. This was partially offset by a $192 decrease in accounting fees as a result of lower fees associated with the requirements under Sarbanes-Oxley for the review and evaluation of internal control for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Member and merchant marketing expenses increased $204 or 13.6% to $1,699 for the three months ended September 30, 2005 compared with $1,495 for the three months ended September 30, 2004. During the three months ended September 30, 2005, there were increases in fulfillment costs related to the expansion of variable benefits, the redesign of some of our member communications to align with our new tiered benefit structure and direct mailing costs.

General and administrative expenses decreased $888 or 17.9% to $4,064 for the three months ended September 30, 2005 compared with $4,952 for the three months ended September 30, 2004. The decrease is due primarily to an impairment charge of $500 on an investment in a development stage entity during the three months ended September 30, 2004, a decrease of $150 in programming and systems costs due primarily to

REWARDS NETWORK INC. AND SUBSIDIARIES

(amounts in thousands except average transaction amounts and per share data)

previously outsourced information technology personnel costs that are now included in salaries and wages, a decrease of $82 in recruiting costs, a decrease of $96 in postage and a decrease of $63 in financial advisory fees due to the termination of the agreement for these services. These decreases were partially offset by a $113 increase in rent and other office expenses for the three months ended September 30, 2005 compared with the three months ended September 30, 2004 due primarily to rent increases and the opening of new sales offices.

Interest expense and financing costs related to our revolving credit facility and convertible subordinated debentures increased $297 or 42.6% to $994 for the three months ended September 30, 2005 compared with $697 for the three months ended September 30, 2004. On November 3, 2004, we entered into a $50,000 unsecured revolving credit facility with Bank of America, N.A. and LaSalle Bank, N.A. In July 2005, the facility was amended to, among other things, reduce the facility limit to $25,000 and modify the maturity date to June 30, 2006. Issue 98-14 of the Emerging Issues Task Force of the FASB (EITF No. 98-14) states that if the borrowing capacity of the new arrangement is less than the borrowing capacity of the old arrangement, then any fees paid to the creditor and any third-party costs incurred should be associated with the new arrangement (that is, deferred and amortized over the term of the new arrangement). In addition, any unamortized deferred costs relating to the old arrangement at the time of the change should be written off in proportion to the decrease in borrowing capacity of the old arrangement. The remaining unamortized deferred costs relating to the old arrangement should be deferred and amortized over the term of the new arrangement. As a result of the amendment, the Company amortized an additional $268 of deferred financing costs relating to the old arrangement during the three months ended September 30, 2005. The remaining $69 of deferred financing costs will be amortized over the next nine months. There were no borrowings outstanding under this facility at September 30, 2005.

Net loss for the three months ended September 30, 2005 was $484 compared with net income of $2,989 for the three months ended September 30, 2004. This change is primarily due to the decline in sales, higher costs of Marketing Credits, higher provision for losses, higher sales commissions and expenses, increased salaries and benefits, increased professional fees and increased member and merchant marketing expenses. We adopted the Emerging Issues Task Force of the FASB Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”) as of September 31, 2004. We have $70,000 of 3.25% debentures that are convertible into approximately 3.9 million shares of common stock if certain conditions are met. Applying the if-converted method, as required by EITF 04-08, net income for the diluted earnings per share calculation is adjusted for interest expense associated with the convertible debt instrument and diluted weighted average shares outstanding are increased for shares issuable upon conversion. Prior period diluted shares outstanding and diluted earnings per share amounts have been revised to present comparable information.

REWARDS NETWORK INC. AND SUBSIDIARIES

(amounts in thousands except average transaction amounts and per share data)

(b) Results of operations—Comparison of the nine months ended September 30, 2005 and 2004

The following table sets forth for the periods presented our sales, components of our costs of sales and certain other information for each of our two marketing programs.

	Nine months ended September 30,
	2005			2004
	Marketing Credits Program	Marketing Services Program	Total	Marketing Credits Program	Marketing Services Program	Total
Qualified transaction amounts	$286,876	$75,698	$362,574	$323,404	$88,559	$411,963
Sales yield	70.6%	20.7%	60.2%	75.6%	24.4%	64.6%
Sales	202,477	15,645	218,122	244,437	21,610	266,047
Cost of Marketing Credits	110,398	—	110,398	127,330	—	127,330
Processing fee	929	245	1,174	849	75	924

Cost of sales	$111,327	$245	$111,572	$128,179	$75	$128,254

Provision for losses	19,782	—	19,782	14,576	—	14,576
Member rewards and savings	27,746	6,636	34,382	44,790	10,544	55,334

Net revenue	$43,622	$8,764	$52,386	$56,892	$10,991	$67,883

As more fully discussed below, net revenue for the nine months ended September 30, 2005 decreased primarily due to a decrease in sales caused by a decrease in the number of qualified transactions, a reduction in the average qualified transaction amount, a decrease in the sales yield recognized from qualified transactions and a higher rate of provision for losses.

Qualified transaction amounts at our participating merchants (which are transactions where members are entitled to receive rewards or savings) decreased 12.0% or $49,389 to $362,574 for the nine months ended September 30, 2005 as compared to $411,963 for the nine months ended September 30, 2004. The number of qualified transactions decreased 9.2% to approximately 7,649 for the nine months ended September 30, 2005 as compared with 8,426 for the nine months ended September 30, 2004 and the average qualified transaction amount decreased 3.0% to $47.40 for the nine months ended September 30, 2005 from $48.89 for nine months ended September 30, 2004. The decrease in the number of qualified transactions is a result of our efforts to improve the management of our members’ share of an individual merchant’s business and fewer merchants in the program. We manage our members’ share of an individual merchant’s business, when appropriate, by qualifying transactions at that merchant only on certain days of the week and/or only for certain member groups and/or by limiting the number of qualified transactions a member may have in a specific period. As a result, even if our members have the same amount of transactions at that merchant, the number of those transactions that are qualified transactions will be lower. We believe that the lower average qualified transaction amount in the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004 was due to a number of factors, including, but not limited to, (i) the replacement of some merchants in our programs with merchants with lower menu prices, (ii) decreased sales in some large primary markets where the average transaction amounts tend to be higher, (iii) increased weekday revenues where transaction amounts tend to be slightly lower, (iv) increased transactions among member groups with lower average dining transaction amounts and (v) decreased transactions among member groups with higher average dining transaction amounts.

Sales yield, which represents sales as a percentage of qualified transaction amounts, decreased to 60.2% for the nine months ended September 30, 2005 compared with 64.6% for nine months ended September 30, 2004. The decline in the sales yield reflects the changing mix in business propositions marketed to our merchants. We

REWARDS NETWORK INC. AND SUBSIDIARIES

(amounts in thousands except average transaction amounts and per share data)

continue to work to improve merchant product offerings to meet the needs of new merchants and reduce attrition of existing merchants. We have expanded the flexibility of our Marketing Credits product often resulting in more favorable pricing of Marketing Credits for our merchants. The sales yield from our Marketing Credits Program has declined due to these more favorable economics. We expect that in the future our sales yield percentage will decline further to the extent that our sales are represented by merchants who took advantage of the more favorable economics.

In early 2005, we introduced a new pricing structure for our Marketing Services products, many of which have more favorable pricing for our merchants for our Marketing Services. The sales yield for our Marketing Services Program has declined as a result of this more favorable pricing. We expect that in the future our sales yield percentage for our Marketing Services Program will further decline to the extent merchants take advantage of these more favorable economics. We also expect that in the future our overall sales yield percentage will further decline as qualified transactions from our Marketing Services Program represent a larger percentage of our total qualified transactions.

Cost of sales, which is composed of the cost of Marketing Credits and related processing fees, increased to 51.2% of sales for the nine months ended September 30, 2005 compared with 48.2% of sales for the nine months ended September 30, 2004. Many of the new products sold thus far in 2005 not only have lower sales yield, but they also have more favorable pricing of Marketing Credits for our merchants, which has resulted in a higher cost of sales for the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004. Also contributing to the increase in the cost of sales percentage was the decrease in sales under our Marketing Services Program to 7.2% of total sales for the nine months ended September 30, 2005 compared with 8.1% of total sales for the nine months ended September 30, 2004. There is effectively no direct cost of sales impact associated with sales under our Marketing Services Program and, therefore, the relative decrease in these sales as a percentage of total sales results in a higher total cost of sales percentage.

The provision for Marketing Credits losses increased to 9.1% of total sales for the nine months ended September 30, 2005 compared with 5.5% of total sales for the nine months ended September 30, 2004. At the end of each reporting period we estimate the allowance for doubtful Marketing Credits accounts and, if necessary, adjust the provision for losses. The Marketing Credits portfolio is aged based on sales for the preceding quarter and the allowance is determined primarily by applying estimated loss percentages to the aged portfolio. Allowances are also provided for specifically identified accounts and for Marketing Credits balances that are large or slow moving. The increase in the provision for losses for the nine months ended September 30, 2005 was primarily a result of an increase in write-offs coupled with lower sales for the third quarter. Contributing to the higher level of expense for the nine months ended September 30, 2005 is an allowance at 100% of our $983 exposure for merchants in the areas affected by Hurricane Katrina.

Member rewards and savings, which include partner commissions and incentive bonus rewards paid to members, decreased to 15.8% of sales for the nine months ended September 30, 2005 compared with 20.8% of sales for the nine months ended September 2004. There are two primary reasons for the decrease in the rate of rewards during 2005. First, in some cases, as part of the changes in merchant deal economics, we have reduced member benefit levels. Secondly, in the second quarter of 2004, we introduced a program of variable benefits whereby some of our members’ rewards and savings are tied to their level of participation in our programs. Effective July 1, 2005, the variable benefits program was rolled out to substantially all of our loyalty partner program members. The reduced member benefit levels and the reduced rate of rewards paid to less engaged members resulted in a lower overall effective rate of reward earned by our total membership base in the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004.

REWARDS NETWORK INC. AND SUBSIDIARIES

(amounts in thousands except average transaction amounts and per share data)

Membership fees and other income decreased $563 or 20.5% to $2,180 for the nine months ended September 2005 compared with $2,743 for the nine month ended September 2004. The decrease can be primarily attributed to the decline in membership fee income and reflects the continuing effects of our current member acquisition strategy, which is focused on marketing a no-fee dining program to key affinity and loyalty partners where we enroll accounts at a reduced cost of acquisition and solicitation.

Salaries and benefits increased $234 or 1.7% to $14,149 for the nine months ended September 30, 2005 compared with $13,915 for the nine months ended September 30, 2004. Expense increases relating to annual merit increases and higher employee benefit costs were partially offset by a $701 decrease in management incentive compensation. The decrease in management incentive compensation was due to the below expected performance in the nine months ended September 30, 2005.

Sales commissions and expenses increased $572 or 3.7% to $16,144 for the nine months ended September 30, 2005 compared with $15,572 for the nine months ended September 30, 2004 despite an 18.0% decrease in sales for the nine months ended September 30, 2005. Sales commissions and expenses amounted to 7.4% of sales for the nine months ended September 30, 2005 compared with 5.9% for the nine months ended September 30, 2004. In January 2005, changes were made to the sales compensation plan that resulted in higher salaries to salespersons as contrasted with commissions based solely on sales. In June 2005, we made further changes to our sales compensation plan that provided minimum incentive payments and now pays our salespersons based on the profitability of the deal. Minimum incentive payments, under the sales compensation plan that became effective in July 2005, continue through the end of this year. The expected reduction in sales commissions from an 18.0% decrease in sales for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, was more than offset by the increase in base salaries and the minimum incentive payments to salespersons. In addition, sales training and related travel expenses were $1,130 for the nine months ended September 30, 2005, compared with $511 for the nine months ended September 30, 2004. During the second quarter of 2005, the Company hired an outside consulting firm to assist with the training of the sales force.

Professional fees increased $2,701 or 91.9% to $5,640 for the nine months ended September 30, 2005 compared with $2,939 for the nine months ended September 30, 2004. The increase is primarily due to increased legal costs for various litigation matters, increased audit fees and increased accounting fees associated with the requirements under Sarbanes-Oxley for the audit of internal control over financial reporting.

Member and merchant marketing expenses decreased $318 or 6.6% to $4,470 for the nine months ended September 30, 2005 compared with $4,788 for the nine months ended September 30, 2004 due to a decrease in newsletter printing and mailing costs and a decrease in member promotional marketing, part of which relates to hotel marketing. We have eliminated our hotel marketing efforts as we focus on our dining business. In addition, we have discontinued our newsletter mailings and are concentrating on more electronic marketing such as email.

During the first quarter of 2005, certain territories we reacquired in 1998 and 1999 experienced a significant decline in sales related to unanticipated competition and the loss of key salespersons in these territories which contributed to an operating loss for the quarter. These financial results, coupled with several changes in senior management in the first quarter, gave rise to the Company’s need to evaluate the goodwill related to the reacquired franchises. As a result of this evaluation, the Company recognized a non-cash impairment loss of $1,554 during the three months ended March 31, 2005. There was no impairment charge recorded for the nine months ended September 30, 2004.

General and administrative expenses increased $1,595 or 12.0% to $14,855 for the nine months ended September 30, 2005 compared with $13,260 for the nine months ended September 30, 2004. The increase is

REWARDS NETWORK INC. AND SUBSIDIARIES

(amounts in thousands except average transaction amounts and per share data)

primarily the result of increases in severance costs of $1,916 related to the termination of certain executives during the nine months ended September 30, 2005, an increase in rent and other office expenses due primarily to rent increases and the opening of new sales offices and an increase in state and local taxes. This was partially offset by an impairment charge of $500 on an investment in a development stage entity in the nine months ended September 30, 2004. There was no such impairment charge recorded in the nine months ended September 30, 2005.

Interest expense and financing costs related to our revolving credit facility, convertible subordinated debentures and securitization facility increased $102 or 4.2% to $2,510 for the nine months ended September 30, 2005 compared with $2,408 for the nine months ended September 30, 2004. On November 3, 2004, we entered into a $50,000 unsecured revolving credit facility with Bank of America, N.A. and LaSalle Bank, N.A. In July 2005, the facility was amended to, among other things, reduce the facility limit to $25,000 and modify the maturity date to June 30, 2006. EITF No. 98-14 states that if the borrowing capacity of the new arrangement is less than the borrowing capacity of the old arrangement, then any fees paid to the creditor and any third-party costs incurred should be associated with the new arrangement (that is, deferred and amortized over the term of the new arrangement). In addition, any unamortized deferred costs relating to the old arrangement at the time of the change should be written off in proportion to the decrease in borrowing capacity of the old arrangement. The remaining unamortized deferred costs relating to the old arrangement should be deferred and amortized over the term of the new arrangement. As a result of the amendment, the Company amortized an additional $268 of deferred financing costs relating to the old arrangement during the nine months ended September 30, 2005. The remaining $69 of deferred financing costs will be amortized over the next nine months. Financing costs associated with our securitization facility were fully amortized in May 2004 thereby partially offsetting the increase in 2005 expense. There were no borrowings outstanding under the revolving credit facility at September 30, 2005.

Net loss for the nine months ended September 30, 2005 was $2,712 compared with net income of $10,739 for the nine months ended September 30, 2004. This change is primarily due to the decline in sales, increase in the cost of Marketing Credits, higher provision for losses, severance costs, a goodwill impairment charge, increased professional fees and higher rent and office expenses. Our weighted average shares and our diluted weighted average shares outstanding were 26,058 for the nine months ended September 30, 2005 due to the fact that 4,103 weighted average shares of common stock equivalents were excluded as their effect would have been anti-dilutive. Weighted average shares for the nine months ended September 30, 2004 were 24,626 shares and our diluted weighted average shares were 29,725 shares. We adopted EITF 04-08 as of September 31, 2004. We have $70,000 of 3.25% debentures that are convertible into approximately 3.9 million shares of common stock if certain conditions are met. Applying the if-converted method, as required by EITF 04-08, net income for the diluted earnings per share calculation is adjusted for interest expense associated with the convertible debt instrument and diluted weighted average shares outstanding are increased for shares issuable upon conversion. Prior period diluted shares outstanding and diluted earnings per share amounts have been revised to present comparable information.

(c) Liquidity and Capital Resources

At September 30, 2005 our cash and cash equivalents amounted to $14,255 and our long-term investments amounted to $331. Cash used in operating activities amounted to $1,065 in the nine months ended September 30, 2005 and was primarily due to funding our Marketing Credits portfolio.

Cash provided by investing activities was $5,438 for the nine months ended September 30, 2005 as a result of the sale of $6,772 of short-term investments offset by capital expenditures in the amount of $1,334. Capital expenditures for the nine months ended September 30, 2005 were primarily website development for various partner websites that we manage and for data security.

REWARDS NETWORK INC. AND SUBSIDIARIES

(amounts in thousands except average transaction amounts and per share data)

During the nine months ended September 30, 2005, our only source of financing cash flow was provided from the exercise of stock options.

On October 15, 2003, we completed a private placement of $70,000 principal amount of our 3.25% Convertible Subordinated Debentures with a final maturity date of October 15, 2023. The debentures bear interest at 3.25% per annum, payable on April 15 and October 15 of each year. The net proceeds from the offering were $67,500, and the issuance costs of $2,500 are being amortized over five years. A holder of the debentures may require us to repurchase for cash all or part of its debentures on October 15, 2008, October 15, 2013 and October 15, 2018 or upon a change of our control at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. We may redeem the debentures, in whole or in part, at any time after October 15, 2008 at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. The debentures are convertible prior to the maturity date into shares of our common stock at an initial conversion price of $17.89 per share, subject to adjustment for certain events, upon the occurrence of any of the following: (i) the closing price of our common stock on the trading day prior to the conversion date was 110% or more of the conversion price of the debentures on such trading day; (ii) we have called the debentures for redemption; (iii) the average of the trading prices of the debentures for any five consecutive trading day period was less than the average conversion value for the debentures during that period, subject to certain limitations; or (iv) we make certain distributions to holders of our common stock or enter into specified corporate transactions.

On November 3, 2004, we entered into a $50,000 unsecured revolving credit facility with Bank of America, N.A. and LaSalle Bank, N.A. (the “Lenders”). For the three months ended March 31, 2005, we were in breach of certain financial covenants of the Credit Agreement and on April 25, 2005, we obtained a waiver from the Lenders of any default having occurred or to occur as a result of such breach. On July 19, 2005, we entered into an Amendment (“Amendment”) to the Credit Agreement with the Lenders. Pursuant to the Amendment, the Credit Agreement has been modified by reducing the credit facility to $25,000, accelerating the maturity date to June 30, 2006, revising the ratio of senior indebtedness to earnings before interest, taxes, depreciation and amortization, as further defined in the Amendment (“EBITDA”), establishing a minimum threshold of EBITDA and providing for a security interest in substantially all of the Company’s assets at the time the Company makes a borrowing under the Credit Agreement. As a result of the amendment, the Company applied EITF 98-14 and amortized an additional $268 of deferred financing costs relating to the old arrangement during the three months ended September 30, 2005. The Company does not currently have any borrowings outstanding under the Credit Agreement.

Our working capital was $144,166 at September 30, 2005. As of the date of this Quarterly Report on Form 10-Q, we expect to continue to maintain a positive working capital position. However, we cannot predict whether current trends and conditions will continue or what the effect on our business might be from events beyond our control, such as airline bankruptcies, consolidation or liquidation, U.S. military actions, acts of terrorism or adverse litigation. We believe that cash on hand, cash generated from operations and cash available under the revolving credit facility will be sufficient to satisfy all of our funding requirements for the next twelve months.

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

REWARDS NETWORK INC. AND SUBSIDIARIES

(amounts in thousands except average transaction amounts and per share data)

In November 2004, in an effort to improve the retention of existing merchants and attract new merchants to our programs, we expanded the flexibility of our Marketing Credits product offering, often resulting in more favorable economics for participating merchants. This effort had the expected impact of reducing our sales yield rate and increasing our cost of sales percentage. Our sales yield will continue to decline and our cost of sales percentage will continue to increase to the extent more of our sales are represented by merchants who took advantage of the more favorable economics.

In early 2005, we also introduced a new pricing structure for our Marketing Services product which also has the impact of reducing our sales yield rate. Although this rate should continue to decline to the extent that merchants take advantage of the more favorable pricing, we expect that such pricing should help us to attract and retain merchants in the Marketing Services Program.

We are enhancing our business intelligence capabilities in an effort to better understand the factors that contribute to our successful merchant relationships. We are also augmenting our due diligence process and developing new credit evaluation tools in an effort to better evaluate the financial risk of proposed deals and the credit profile of our merchants. We have revised and strengthened our approval processes and standards in an effort to improve the profitability and reduce the risk of the deals that we enter into with our merchants. If we are successful with these initiatives, we believe we should be able to increase merchant satisfaction and retention, increase the profitability of our deals and reduce our exposure to financial risk in our merchant portfolio, which we believe should over time reduce the amount of write-offs.

Effective July 1, 2005, we modified the sales compensation plan to provide incentives for merchant origination, merchant renewal and an overall compensation structure based on product profitability. To facilitate the progress of the team’s overall productivity, during the third quarter we commenced an intensive sales training program. This training is designed to promote consultative, value-based selling where the program benefits are commensurate with the cost of the program to the merchant. A second phase of this training commenced toward the end of the third quarter and each sales person will be required to successfully complete a certification in selling by the end of the year. Additional training initiatives are planned for early 2006. We believe that certified salespersons will be more effective in selling a product that accomplishes both merchant marketing objectives as well as our profitability objectives.

The changes that we made to our Marketing Credits product offering in November 2004 have not resulted in an increase in the number of merchants participating in the Marketing Credits Program. Our review of factors that contribute to successful merchant relationships indicates that we need to better communicate to merchants the value and benefits of our products in order to increase merchant satisfaction and retention and increase the profitability of our deals. We believe that the outcome of our sales training efforts will be an improvement in communicating the value and benefits of our products to merchants. The incentives under our modified sales compensation plan and the implementation of the sales training are intended to lead to our salespersons selling a Marketing Credits product that has a lower cost of sales, a higher sales yield and has a shorter expected time for our members to utilize the Marketing Credits that we purchase, all of which we expect to contribute over time to an increase in the profitability of our Marketing Credits deals. To the extent that we are successful in attracting merchants who will be participants in the Marketing Credits Program, we expect to use our capital to fund this growth. We have experienced an increase in the number of merchants in the Marketing Services Program as a result of the pricing structure that we introduced in early 2005 and, as a result of the incentives under our modified sales compensation plan and the implementation of the sales training, we expect to continue to increase the number of merchants in the Marketing Services Program.

We are reviewing the processes and document flow associated with our product offerings and we are implementing improvements to these processes. These improvements should reduce the time between contract

REWARDS NETWORK INC. AND SUBSIDIARIES

(amounts in thousands except average transaction amounts and per share data)

execution with the merchant and the time the merchant is available for member transactions. If successful, these changes should reduce cost, enhance revenue recognition and improve merchant relationships.

Beginning in the second quarter of 2004, we started to implement changes to our member rewards and savings propositions. These changes were twofold. First, in some cases, as part of the changes in merchant deal economics, we reduced member benefit levels at certain merchants. Secondly, starting in the second quarter of 2004, we introduced our variable benefit program whereby some members’ rewards and savings were tied to their level of participation in our programs. Effective July 1, 2005, this variable benefit program was rolled out to substantially all of our loyalty partner program members. This program is designed to better align member benefits with member activity. Under the new tiered member benefit schedule, a member’s benefits and tier level are based on the member’s level of participation in our program, with more active members receiving greater benefits per dollar spent at participating merchants, access to more participating merchants and greater bonus opportunities than less active members. We expect that the member rewards and savings will represent a smaller percentage of sales.

As of the date of this Quarterly Report on Form 10-Q, we do not anticipate investing in any future product lines outside of the dining business during the balance of 2005. We launched our retail initiative in December 2004 with an online mall of a group of national retailers and do not anticipate any significant further spending on this initiative. On July 1, 2005, we completed outsourcing our entire hotel offering.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported, on May 25, 2004, a complaint was filed in the Los Angeles County Superior Court against us by Bistro Executive, Inc., Westward Beach Restaurant Holdings, LLC and MiniBar Lounge, all of which were participants in our Dining Credits Purchase Plan (the “Plan”), and their respective owners. On October 11, 2005, plaintiffs’ motion for class certification was granted certifying two classes as follows: (i) all California restaurants which, from May 25, 2000 to May 25, 2004, participated in the Dining Plan and which took a cash advance from the Company pursuant to its California Dining Plan agreements, and (ii) all persons who, from May 25, 2000 to May 25, 2004, guaranteed payment of cash advances underlying the Company’s California Dining Plan agreements.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Gene M. Henderson, Herbert M. Gardner, James M. Callaghan, Gregory J. Robitaille, John A. Ward III, George S. Wiedemann, Christine M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman and Thomas J. Litle is incorporated herein by reference to Exhibit 4.7 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.2	Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.5 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.3	First Amendment, dated February , 2003, to that certain Investment Agreement, dated April 28, 2000, among iDine Rewards Network Inc., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.8 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 31, 2003.

4.4	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.5	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.6	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

Exhibit No.	Description
4.7	Indenture, dated as of October 15, 2003, as amended and restated as of February 4, 2004, between Rewards Network Inc. and LaSalle Bank National Association is incorporated herein by reference to Exhibit 4.15 to Rewards Network Inc’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.8	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC is incorporated herein by reference to Exhibit 4.18 to iDine Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 14, 2003.

10.1	Third Amendment to Standard Office Building Lease, dated June 28, 2005, between Rewards Network Inc. and 119 Partners, LLC is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on July 5, 2005

10.2	Amendment No. 1 and Waiver to Credit Agreement, dated as of July 19, 2005, by and among Rewards Network Inc., Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, the other lenders party thereto, and the subsidiaries of Rewards Network Inc. party thereto is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on July 20, 2005.

10.3	Employment Agreement, dated September 13, 2005, between Rewards Network Inc. and Ronald L. Blake is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on September 14, 2005.

10.4	Agreement, dated as of September 19, 2005, by and between Rewards Network Services Inc. and American Express Travel Related Services Company, Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on September 23, 2005.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

99.1*	Cautionary Statements

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REWARDS NETWORK INC.

November 9, 2005	/s/ KENNETH R. POSNER
Kenneth R. Posner Senior Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer and on behalf of the registrant)

Exhibit Index

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Gene M. Henderson, Herbert M. Gardner, James M. Callaghan, Gregory J. Robitaille, John A. Ward III, George S. Wiedemann, Christine M. Donohoo, Frank F. Schmeyer, Elliot Merberg, Gerald Fleischman and Thomas J. Litle is incorporated herein by reference to Exhibit 4.7 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.2	Investment Agreement, dated as of April 28, 2000, among Transmedia Network Inc., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.5 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on December 29, 2000.

4.3	First Amendment, dated February , 2003, to that certain Investment Agreement, dated April 28, 2000, among iDine Rewards Network Inc., Minotaur Partners II, L.P., ValueVision International Inc., Dominic Mangone and Raymond Bank is incorporated herein by reference to Exhibit 4.8 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 31, 2003.

4.4	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.5	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.6	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.7	Indenture, dated as of October 15, 2003, as amended and restated as of February 4, 2004, between Rewards Network Inc. and LaSalle Bank National Association is incorporated herein by reference to Exhibit 4.15 to Rewards Network Inc’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.8	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC is incorporated herein by reference to Exhibit 4.18 to iDine Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 14, 2003.

10.1	Third Amendment to Standard Office Building Lease, dated June 28, 2005, between Rewards Network Inc. and 119 Partners, LLC is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on July 5, 2005

10.2	Amendment No. 1 and Waiver to Credit Agreement, dated as of July 19, 2005, by and among Rewards Network Inc., Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, the other lenders party thereto, and the subsidiaries of Rewards Network Inc. party thereto is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on July 20, 2005.

10.3	Employment Agreement, dated September 13, 2005, between Rewards Network Inc. and Ronald L. Blake is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on September 14, 2005.

10.4	Agreement, dated as of September 19, 2005, by and between Rewards Network Services Inc. and American Express Travel Related Services Company, Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on September 23, 2005.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

99.1*	Cautionary Statements

*	Filed herewith