Form 10-K
period 2005-12-31
REWARDS NETWORK INC
filed 2006-03-15
CIK 78536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(312) 521-6767

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $.02 par value per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐                         Accelerated filer    ☒                         Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $103,433,000 based on the closing sale price as reported on the American Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 14, 2006
Common Stock, $0.02 par value per share	26,473,814 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2006	Part III

FORWARD-LOOKING STATEMENTS

You should read the following discussion together with our consolidated financial statements and notes to those financial statements, which are included in this report. This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “intends,” “expects,” “could,” “should,” “plans,” “believes,” “estimates” or words or phrases of similar import generally identify forward-looking statements. You are cautioned that forward-looking statements are subject to risks, trends and uncertainties that could cause actual results, performance or achievements to differ materially from those expressed in any forward-looking statements. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to, those set forth below in the section entitled “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time or otherwise, except as required by law.

PART I

Item 1. Business

Overview

We are a leading provider of marketing and loyalty programs to the restaurant industry. We help thousands of restaurants by providing marketing services, loyalty programs, business intelligence, and access to capital. We partner with leading airline frequent flyer programs, club memberships, and other affinity organizations to provide millions of members with incentives to do business with our participating merchants. We provide members with incentives in a variety of benefit currencies, including airline miles, a variety of loyalty and reward program points, and Cashback RewardsSM savings.

Shares of our common stock are traded on the American Stock Exchange under the symbol IRN.

Marketing Credits Program and Marketing Services Program

We primarily offer two programs to our participating restaurants—our Marketing Credits Program and our Marketing Services Program. Our Marketing Credits Program provides our participating restaurants with marketing, loyalty programs, business intelligence and also access to capital through our purchase of dining credits from these restaurants. Our Marketing Services Program provides our participating restaurants with all of these services except access to capital because we do not purchase dining credits from restaurants that participate in the Marketing Services Program.

Marketing. We market our participating restaurants to members through websites, emails and printed materials that are mailed to members.

We maintain websites for our Cashback Rewards program and also for loyalty partner, payment card issuer and corporate programs, which are described below in the section regarding Members. These websites provide a directory of participating restaurants and include information such as the restaurant’s name and address, map and directions, cuisine type and the type of benefits available to members for dining at the restaurant, and may also include additional material such as a menu, photographs, restaurant ratings and reviews. In addition to our website for our Cashback Rewards program, as of December 31, 2005, we hosted more than 26 different websites on behalf of our program partners. These 26 websites allow us to host various website addresses for our program partner websites. These websites are co-branded with our program partners.

For members who provide us with an email address and permission to send them emails, we market our participating restaurants through welcome emails, new restaurant email alerts, benefit confirmation emails and other emails. These emails may be sent by us directly to a member or may be sent on our behalf by a program partner.

In addition to our electronic marketing, we also market our participating restaurants with printed material such as welcome kits and directories.

Our program partners generally have the right to approve all communications between us and members of their program. Our relationship with Cashback Rewards program members is direct and we maintain control over communications with these members. Our corporate program terms typically require our corporate program partners to promote the program to their employees and encourage its use, and we work with these partners to develop and deliver marketing and promotional materials to their employees. In some cases, a portion of the benefit goes to employees in the form of airline frequent flyer miles, providing further incentives for employees to direct their spending to participating merchants.

Loyalty Programs. On behalf of our participating restaurants, we award benefits to our members for dining at participating restaurants. Benefits are in the form of frequent flyer miles, Cashback Rewards savings and other benefit currencies and are designed to encourage dining at participating restaurants.

Business Intelligence. We provide our participating restaurants with periodic reports that include information regarding the number of members who have dined at the restaurant, the amount spent by members at the restaurant, marketing data, such as web impressions and emails sent to members, results of member surveys and other information that helps a restaurant to determine the impact our programs have on the restaurant’s business.

Access to Capital. We provide restaurants that participate in our Marketing Credits Program access to capital by purchasing dining credits from these restaurants. We purchase dining credits in advance, in bulk and at a discount from the retail price of the goods and services provided by the restaurant. The discount at which we purchase dining credits also takes into account the marketing services, loyalty programs and business intelligence that we provide to participating restaurants. These dining credits are used by members when they dine at the restaurant. When a member dines at the restaurant, we receive an agreed-upon percentage of the bill and redeem the restaurant’s dining credits in an equal amount.

Participating Restaurants

As of December 31, 2005, we had approximately 9,950 participating restaurants across the United States and Canada. As of December 31, 2005, we had approximately 7,950 restaurants participating in our Marketing Credits Program and approximately 2,000 restaurants participating in our Marketing Services Program.

In June 2004, we launched our Marketing Credits Program and Marketing Services Program in Canada in the provinces of Ontario and British Columbia. As of December 31, 2005, we had approximately 190 participating restaurants in Canada.

Members

As of December 31, 2005, we had approximately 3.4 million active member accounts. We consider a member account to be active if the account has at least one transaction at a participating merchant during the past 12 months. An active member account may consist of more than one payment card and may have more than one person associated with the account, although we consider each member account to be held by one member.

We obtain members from a variety of sources and marketing efforts, including through our relationships with major airlines, payment card issuers and other loyalty program providers, and through our corporate program. We refer to our partners in all of these programs as program partners. In these programs, members may be solicited for enrollment or may be directly enrolled by our program partners. Generally, a member enrolled in one of our programs through a program partner remains a member so long as our relationship with the program partner continues. If our relationship with the program partner terminates, in most cases our relationship with the member terminates as well. Additionally, members enrolled by our program partners may also be unenrolled by the program partner, and our program partner generally has the right to approve all communications between us and the member.

We offer a choice of programs to members. Members who enroll directly in our Cashback Rewards program generally pay an annual fee, and members who enroll in our programs that provide benefits to members in other benefit currencies, such as airline frequent flyer miles, generally do not pay an annual fee. Our membership programs consist of the following:

Loyalty Partner Programs. We partner with various loyalty program providers to offer their members the opportunity to earn benefits, such as airline frequent flyer miles, award points or other currency relevant to that partner, through our programs when their members patronize our participating merchants. These programs are typically co-branded with our program partner (e.g., Continental Airlines’ OnePass Dining by Rewards Network). In some cases, we work with the loyalty program provider’s affinity payment card issuer by automatically including our benefit as a feature of the payment card.

The loyalty program provider benefits by expanding the earning opportunities for its members and increasing the volume of the benefits currency it sells, or by receiving a commission on the benefits currency provided to its members.

Airline frequent flyer programs represent the largest number of our member accounts that are part of our loyalty partner programs. As of December 31, 2005, we provided dining benefits to nine major airlines, which we believe makes us the largest provider of dining rewards programs to the airline industry in the United States. We are actively working to expand our loyalty partnerships beyond airlines. Upromise, InterContinental Hotels Group, Electronic Script Incorporated (eScrip) and, beginning in January 2006, The New York Times are notable instances of non-airline loyalty program providers for which we provide dining benefits.

Cashback Rewards Program. This is a fee-based program that typically provides between 5% and 20% Cashback Rewards savings on the total qualified transaction amount at participating merchants. Cashback Rewards savings are a cash credit that we make directly to the member’s payment card account.

Members pay an upfront annual fee or members may elect to “earn” their fee. When the member elects to “earn” the fee, we retain Cashback Rewards savings until the member has accumulated the amount of the fee in Cashback Rewards savings, after which the member receives the Cashback Rewards savings and we (by not providing a benefit until the amount of the fee has accumulated) have effectively received a fee.

Corporate Program. We offer the corporate program as a travel and entertainment expense reduction program to large corporations. The corporate program partner enrolls some or all of its corporate payment cards issued to its employees in our program. We typically earn an annual fee by retaining a portion of the benefits for each member account enrolled in the program. We usually pay the benefits earned by the member accounts directly to the corporate program partner. In some cases, a portion of the benefit goes to employees in the form of airline frequent flyer miles, providing further incentives for employees to direct their spending to participating merchants.

Payment Card Issuer Programs. We work with various issuers of general purpose payment cards to provide a program that provides cash credits as a loyalty incentive to certain payment card portfolios. Our program is a differentiating feature of the card and provides cardholders with additional opportunities to earn benefits through the payment card’s loyalty program. In some cases, the payment card issuer pays us a fee for their cardholders’ access to our program.

The table below sets forth for each channel the number of active member accounts as of, and sales for the years ended, December 31, 2005, 2004 and 2003.

	2005		2004		2003
	Active Member Accounts	Sales	Active Member Accounts	Sales	Active Member Accounts	Sales
	(in thousands)
Loyalty Partner	3,018	$228,849	3,158	$258,602	2,880	$253,564
Cashback Rewards	220	39,228	281	57,620	296	70,925
Corporate	116	12,337	150	17,393	163	19,909
Payment Card Issuer	73	6,731	164	14,463	61	4,628

Total	3,427	$287,145	3,753	$348,078	3,400	$349,026

Member Benefits

We provide the majority of benefits to members in the form of a mileage credit to their frequent flyer account, a Cashback Rewards savings credit to their payment card account, or an award to their loyalty program account. From time to time, we offer the opportunity for members to earn additional benefits under special promotions and bonus offers. Cashback Rewards savings typically represent between 5% and 20% of the member’s total transaction amount with participating merchants. Effective July 1, 2005, members receiving airline frequent flyer miles generally earn between one and ten miles for each dollar spent at participating merchants. The amount of benefits earned per dollar spent by members of our airline frequent flyer programs and some of our other loyalty programs is tied to the member’s level of participation in our program, with more active members earning greater benefits per dollar spent than less active members.

We communicate benefit opportunities to members via a variety of communication tools, including email, our website and our partners’ websites, newsletters, directories, and toll-free numbers.

Hotels

Since the second quarter of 2003, we have offered a hotel program to certain members. The hotel program provides members with reduced rates and Cashback Rewards savings, frequent flyer miles and other benefits if they make their reservations at participating hotels through our website and pay for the hotel room with a payment card that they have registered with us. In the first half of 2005, many of the hotels participating in the program were made available to members through our relationship with Travelweb LLC, a travel distribution company, and on July 1, 2005, we outsourced our entire hotel offering to Travelweb LLC, which pays us a fee when a member pays for a hotel room with a payment card that they have registered with us after making a reservation through our website. The fee is equal to a percentage of the hotel room rate. As of December 31, 2005, our hotel program was available to approximately 37% of members.

Registered Card Platform

Our registered card platform is a critical part of the administration of our programs. Members enrolled in our programs have payment cards registered with us and then present a registered payment card while transacting business at a participating merchant. Based on our agreements with card issuers and various processors, presenters and aggregators throughout the country, we receive data regarding payment card transactions at our participating restaurants, which we use to determine which transactions were made by members. These member transactions are qualified via business rules to determine what benefit, if any, they are eligible to receive.

We use the qualified transaction data to provide airline frequent flyer miles, Cashback Rewards savings and other currencies to members, depending on the program in which the member is enrolled. We also use these qualified transaction data to invoice and collect our fees from restaurants participating in our Marketing Services Program and redeem outstanding dining credits at restaurants that participate in our Marketing Credits Program.

Competition

We compete with a variety of companies and programs for both members and merchants. Our competitors include major payment card companies that offer discount and rewards programs using a registered card platform, various loyalty program providers and companies that offer marketing services and marketing programs to merchants. There are many small companies that offer services that may compete with the services currently offered or to be offered in the future by us. We also compete with various finance companies to address the liquidity needs of restaurants. Certain competitors or potential competitors have substantially greater financial resources and expend considerably larger sums than we do for new product development and marketing. Further, we must compete with many larger and better-established companies for the hiring and retention of qualified sales and marketing personnel.

We believe that we have designed our programs to compete effectively for members and merchants. Features of our programs include: (1) the ability to market our participating merchants to Cashback Rewards program members and our program partner members; (2) our partner and processor relationships; (3) our programs provide substantial benefits to members without the need for a member to present discount coupons or a separate card when paying for a meal; and (4) we provide restaurants that participate in our Marketing Credits Program with access to capital in advance of customer transactions through our purchase of dining credits.

Employees

As of December 31, 2005, we had approximately 400 employees of whom approximately 360 are full time. We believe that our relationship with employees is good. None of our employees are represented by a labor union.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of March 15, 2006:

Name	Age	Position(s)
Ronald L. Blake	50	President, Chief Executive Officer and Director
Bryan R. Adel	43	Senior Vice President, General Counsel, Secretary and Chief Privacy Officer
Megan E. Flynn	39	Senior Vice President, Business Development
Christopher J. Locke	35	Senior Vice President and Chief Financial Officer
Robert S. Wasserman	46	Executive Vice President, Sales and Marketing, Operations

Ronald L. Blake became President and Chief Executive Officer of the Company in March 2005 and a director of the Company in September 2005. Prior to joining the Company, Mr. Blake was chairman and chief executive officer of Willis Stein Telecommunications Acquisition Corp. since 2000. Mr. Blake served as chairman, president and chief executive officer of Orius Corp, a network and infrastructure firm, from June 2001 until February 2003. Mr. Blake currently serves as a director of VelociTel, as chairman of the Foundation for Independent Higher Education, and as trustee of Alverno College.

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

Megan E. Flynn became Senior Vice President, Business Development in July 2003. Prior to that, she served as Vice President, Chief Marketing Officer starting in April 2002. From September 2000 to March 2002, Ms. Flynn served as Vice President of Partnership Development.

Christopher J. Locke joined Rewards Network in May 2005 as Senior Vice President, Business Planning, Analysis and Assurance. In December 2005, Mr. Locke was named Senior Vice President and Chief Financial Officer. Prior to joining the Company, he served as Chief Financial Officer of Willis Stein Telecommunications Acquisition Corp. beginning in December 2003. From 2000 to 2003, Mr. Locke was an independent consultant primarily serving private equity firms and privately held companies in an interim chief financial officer capacity.

Robert S. Wasserman joined Rewards Network in June 2005 as Executive Vice President, Sales and Marketing, Operations. Prior to joining Rewards Network, Mr. Wasserman served as Senior Vice President and a Principal of Knowledge Systems & Research, Inc., a custom research and consulting organization, from February 2004. From February 2003 until February 2004, and from February 2001 through June 2001, Mr. Wasserman served as Executive Vice President of Willis Stein Telecommunications Acquisition Corp. Mr. Wasserman served as Chief Operating Officer of Orius Corp. from June 2001 until February 2003, and as Chief Operating Officer and President of NewPath Holdings, Inc. prior to February 2001.

Available Information

Our principal executive offices are located at Two North Riverside Plaza, Suite 950, Chicago, Illinois 60606, and our telephone number is (312) 521-6767. Our website is www.rewardsnetwork.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with or furnish such material to the Securities and Exchange Commission (“SEC”). You may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by statements in this Annual Report on Form 10-K include, but are not limited to, the risk factors set forth below. If the events discussed in these risk factors occur, our business, financial condition, results of operations or cash flows could be adversely affected in a material way and the market value of our common stock could decline.

A significant number of our active member accounts are obtained from our relationships with airlines and other program partners.

We depend on our relationships with airline and other program partners for a significant number of members and a significant portion of our revenue. We are particularly dependent on our relationships with airline partners. For the year ended December 31, 2005, approximately 57% of our sales were derived from members enrolled in our programs through airline frequent flyer programs. As of December 31, 2005, we had contracts or relationships with nine major airlines and approximately 2.0 million of our approximately 3.4 million active member accounts were enrolled through airline frequent flyer programs. In addition, member accounts enrolled through three of our program partners jointly accounted for approximately 54% of our active member accounts and approximately 46% of our sales for the year ended December 31, 2005. Members of each of the Upromise, Inc., United Air Lines, Inc. (“United Airlines”) and Delta Air Lines, Inc. (“Delta Airlines”) programs separately accounted for approximately 19%, 16% and 11%, respectively, of our sales for the year ended December 31, 2005.

If our contracts or relationships with airline and other program partners terminate, we will likely lose those member accounts that are enrolled in our programs through these program partners. Each year a number of these contracts are subject to renewal. We cannot assure you that any of our contracts with our program partners will be renewed or, if renewed, will be renewed on terms as favorable to us as the current terms. Moreover, we cannot assure you that relationships with our program partners with which we do not have contracts will continue or will continue on terms as favorable to us as the current terms. If our program partner contracts are terminated, are not renewed or are renewed on less favorable terms, for example if our program partner raises the price for us to purchase benefits currency, or if our program partner relationships are terminated or altered in ways unfavorable to us, the number of members in our programs could significantly decline.

In addition, some of our relationships with loyalty program partners depend upon the use of bank affinity payment cards that are associated with our loyalty program partners. If the relationship between a loyalty program partner and its payment card issuer terminates, we may lose access to the member accounts enrolled through that payment card program.

We have relationships with various organizations for the marketing, support and endorsement of our services and products. For example, we rely on our agreements with banks, payment card issuers, corporations, airline frequent flyer programs, member savings and loyalty programs and other entities across the country to market our services to their existing and future customers. However, we need to expand these relationships and enter into new relationships. The development and management of these relationships (including keeping our web site content attractive) is a long and difficult process, requiring experienced sales and marketing personnel and may not be successful.

A significant amount of our benefits currency is concentrated in one industry group.

A significant portion of the benefits currency we provide members consists of airline miles. Although airline miles are currently considered to be an attractive benefits currency, there is no assurance that airline miles benefits will continue to be viewed favorably by consumers and members. The terms of frequent flyer programs are subject to change at the discretion of the airlines, and changes to these programs may make frequent flyer miles a less attractive benefits currency. For example, if the airlines increase the number of miles required to earn travel rewards, reduce the number of seats available for reward travel or otherwise limit the availability of redemption options, the attractiveness of airline miles will diminish and may result in reduced membership in our programs and in reduced usage of our programs.

Furthermore, a sustained economic downturn in the airline industry could have an adverse effect on the financial condition of our business because there is no assurance that we can convert members who choose frequent flyer miles over our other benefits currencies to other forms of benefits currencies should the airlines no longer be able to participate. Following September 11, 2001, the airline industry suffered a significant decline in passenger traffic and profitability, including several airlines with which we have program relationships, and events in the future may again cause a decline in passenger traffic and profitability. Although Delta Airlines and Northwest Airlines have continued to honor their outstanding frequent flyer miles after filing for bankruptcy protection, there is no assurance that they or any other airline will continue to offer frequent flyer programs or to sell frequent flyer miles to third parties such as us. The continued impact of the economic downturn of the airline industry on our airline partners may result in the diminished attractiveness of airline miles as a currency that we offer to members and, thus, reduce the usage of our programs.

We have minimum program partner purchase obligations and other performance requirements.

We have agreements with various program partners that obligate us, among other things, to purchase a minimum amount of benefits currency in a given period. If member activity is not sufficient to fulfill our minimum currency purchase obligation with a program partner, we will be required to purchase additional currency from that program partner that we may not be able to utilize, or we may be required to make a payment to the program partner. We have agreements with various program partners that include minimum levels of marketing activity. Minimum marketing requirements may obligate us to incur marketing expenses that we otherwise would not incur. If we do not meet minimum benefits currency purchase obligations and other performance requirements in the normal course of our business, we will incur expenses that we otherwise would not incur.

We depend on our ability to attract and retain restaurants.

Our business requires significant marketing and sales efforts to restaurants. Partially due to the high rate of restaurant failures, we are always at risk for decreases in the number of participating restaurants. Because of this, we constantly need to recruit new restaurants to participate in our programs. Moreover, we need to continually demonstrate to our participating and prospective restaurants the value of our programs in order to retain them in our programs. Achieving these goals requires us to improve our product offerings to existing and potential restaurants and to improve the effectiveness of our sales force.

We have invested in the training of our sales force in an effort to increase its effectiveness. If the sales approach that is the subject of this training prove ineffective, or if our sales force does not effectively adopt this sales approach, we may not experience an increase in sales effectiveness.

In 2004 and early 2005, we changed the pricing structure of our product offerings, which resulted in a decline in deal profitability. We are now working on improving the profitability of restaurant deals, and if restaurants do not accept our new pricing for our products, we may not attract new participating restaurants or retain existing participating restaurants. We are also implementing more conservative dining credits purchasing policies in an attempt to decrease the time it takes for members to use the dining credits we purchase from restaurants. In addition, we augmented our due diligence process and began developing and implementing new credit evaluation tools in an effort to better assess the financial risk of proposed deals and the credit profile of our restaurants. We cannot assure you that these initiatives will be successful in reducing the financial risk profile of our restaurants and these initiatives may make it more difficult for us to attract new participating merchants or retain existing participating restaurants.

An absence of desirable merchants could cause members to either become less engaged or cancel their memberships with us or cause affiliates and loyalty program partners to choose not to participate in our programs. This would reduce our revenues and profitability and harm our ability to attract new members and participating merchants.

We depend on our ability to attract and retain active members.

We must increase the frequency with which members patronize participating merchants. Any number of factors could affect the frequency with which members participate in our programs or whether consumers enroll in any of our programs at all. These factors include (1) consumer tastes and preferences, (2) the frequency with which consumers dine out, (3) the number of desirable merchants participating, (4) general economic conditions, and (5) the availability of alternative discount programs in the local regions where consumers live and work. Any significant decline in usage or increase in membership cancellations, without a corresponding increase in new member enrollments, could make our programs less desirable to participating or prospective restaurants, would adversely affect our revenue and could have a material adverse effect on our business, financial condition and results of operations. Any decline in member usage of dining credits would cause a decline in revenue and a higher cost of our dining credits inventory.

During an initial annual membership term or a renewal term, members who pay a fee may cancel their memberships in the program, generally for a pro rata refund of the membership fees for that period. Accordingly, our profitability depends, in part, on recurring and sustained fee membership renewals.

Changes in our programs that affect the rate of rewards received by members could have adverse consequences.

We have implemented a tiered member benefit program with substantially all of our loyalty partner programs that is designed to align member benefits with member activity. If members react to these changes by reducing the frequency of transactions with our participating merchants, our sales could decrease and members could use our dining credits more slowly. In addition, the rate of our new member activation could suffer if potential members perceive our tiered benefit program as offering fewer benefits.

We must maintain an appropriate balance between the number of members and the number of participating restaurants in each market.

A critical success factor for our business is our ability to maintain an appropriate balance of members to participating restaurants within each geographic market we serve. If we have too many members and too few participating restaurants, our member base may become dissatisfied and/or participating restaurants may experience a higher volume of business from members than anticipated. This could result in low program usage, high membership cancellations and participating restaurant attrition. Alternatively, if too many restaurants participate in our programs with too few members, dining credits usage will be reduced, resulting in reduced revenue. Managing this balance may be difficult where a particular loyalty partner program has a concentration of members in a single geographic market. We cannot assure you that we will be able to manage this balance effectively in each of our markets.

We are subject to changes to payment card association rules and practices.

Our business model depends on our ability to obtain information with respect to payment card transactions made by members at our participating restaurants. Current VISA and MasterCard rules and practices permit the aggregation of data for payment card transactions at our participating restaurants and the comparison of this data with a file containing members’ registered card information. However, there is no assurance that payment card association rules and practices will not change and limit our ability to obtain this information.

We depend upon our relationships with payment card issuers, transaction processors, presenters and aggregators.

Payment card transaction processing is an integral part of our business, and our relationships with payment card issuers, payment card processors, transaction presenters and aggregators of payment card transactions are very important. We obtained transaction data for approximately 22% of our sales for the year ended December 31, 2005, through our relationship with First Data Merchant Services Corporation. On September 19, 2005, we entered into an agreement with American Express Travel Related Services Company, Inc. (“American Express”) to obtain American Express card transaction data directly from American Express. We obtain transaction data for approximately 15% of our sales from American Express. We currently have contracts with a significant number of other processors, presenters and aggregators of payment card transactions. If these relationships terminate and we are unable to find suitable replacements, our ability to receive and process restaurants transactions could be impaired, which would adversely affect our ability to pay member benefits and recognize revenues.

Network interruptions, processing interruptions or processing errors could occur.

We depend on the functionality of transaction processing networks. Network interruptions and processing errors may result from various causes, including disruptions to telecommunications services or the electricity supply. Such disruptions may be caused by human error. There is also the potential threat of telecommunications and electrical disruptions caused by natural disasters, acts of terrorism or the malicious acts of computer criminals, who may attempt to compromise specific systems or generally propagate malicious software, such as viruses and worms. Any extensive or long-term disruptions affecting transaction processors could cause us to incur substantial additional expense.

We are susceptible to a changing regulatory environment.

We are subject to a number of current and pending federal and state laws and regulations governing privacy and the use and storage of financial data and personally identifiable information. Changes to existing laws and regulations or the promulgation of new laws and regulations could increase our operating costs, change our competitive environment or otherwise adversely affect us.

Privacy concerns of our program partners, payment card processors and the public may result in increased operating costs.

Privacy concerns make it more difficult for us to obtain and retain program partners. Our program partners may be subject to public pressure not to divulge information regarding their members to us. Our program partners may also adopt more stringent policies regarding the use and disclosure of financial data than their existing policies and practices. Our operating costs will increase if we are required to implement new systems and processes to comply with changes to our program partners’ privacy policies and practices or to address privacy concerns of our payment card processors and the public.

Our security measures may not be successful.

We have developed and implemented a number of measures in an effort to keep our member and participating merchant data secure. We continually work on enhancing and improving our security measures.

These measures may be expensive and involve hiring additional personnel or suppliers and consultants. The measures we have taken and may take in the future may not be successful. The complete or partial failure of our security measures could result in damage to our reputation, the loss of members and participating merchants, incurring costs related to notification requirements and the filing of claims and lawsuits against us.

We are susceptible to restaurant credit risk.

We typically purchase dining credits from restaurants that participate in our Marketing Credits Program. These dining credits are used by members when they patronize participating restaurants. However, members may not be able to use any or all of the amount of the outstanding dining credits that we have purchased from that restaurant due to restaurant failure or other breach by the restaurant of our agreement with the restaurant. Although we perform due diligence on certain transactions and we generally secure dining credits by obtaining personal guarantees from restaurant owners and security interests in available assets, we cannot assure you that these measures will be adequate to enforce our agreement with the restaurant.

Economic changes could hurt our business.

The success of our business depends on members’ use at participating merchants of payment cards registered with us. If the national or local economy slows in the regions in which we do business, members may perceive that they have less disposable income to permit them to dine out. As a consequence, they may spend less and use their registered cards less often, if at all. Any decline in program usage would hurt our business. In addition, a sustained economic downturn could cause participating restaurants to go out of business or cause members to dine out less frequently. It is likely that, if the number of restaurants entering bankruptcy rises, the amount of dining credits that members are unable to use would also rise.

Alternatively, if the economy is robust and consumers have more disposable income to spend, merchants may be less inclined to participate in our programs. Any decline in the quality, attractiveness or number of participating merchants could hurt our business.

Our allowance for doubtful dining credits accounts is an estimate and may prove inadequate to absorb actual losses.

We maintain an allowance for doubtful dining credits accounts. We perform a quarterly analysis of the adequacy of our balance sheet allowance and, if necessary, adjust this allowance. This analysis is based on a number of factors, including the specific identification of at-risk dining credits, the aging of the dining credits and the overall size of the portfolio. The amount of our allowance, however, is an estimate, and we cannot assure you that our actual dining credits losses will not be materially greater than our allowance for doubtful dining credits accounts.

We could lose key personnel.

Our success depends, in part, on the skills, experience, efforts and policies of key personnel, including our President and Chief Executive Officer. We cannot assure you that we will continue to retain such personnel.

We are a defendant in lawsuits that, if adversely determined, could result in significant monetary damages and expenses to us and/or restrictions on how we conduct our business.

Our annual reports on Form 10-K and our quarterly reports on Form 10-Q describe matters in which we are a defendant. In addition, from time to time, we become involved in various litigation matters that arise in the ordinary course of business. These matters could result in significant monetary damages and expenses to us and/or restrictions on how we conduct our business.

We face significant competition.

We compete for both members and participating merchants, and we experience competition with respect to different aspects of our business. Some of our competitors provide loyalty programs, and others provide merchant financing. Although we believe that none of our competitors provides the suite of services that we offer and that none of our competitors operates in all of the markets in which we operate, new competitors could enter our business.

Our competitors include major payment card companies that offer discount and rewards programs using a registered card platform, various loyalty program providers and companies that offer marketing services and marketing programs to merchants. There are numerous small companies that offer services that may compete with the services currently offered or to be offered in the future by us. We also compete with various finance companies to address the liquidity needs of restaurants. Certain of our competitors or potential competitors have substantially greater financial resources and expend considerably larger sums than we do for new product development and marketing. Further, we must compete with many larger and better-established companies for the hiring and retention of qualified sales and marketing personnel.

If we are unable to obtain sufficient cash, our business, financial condition and results of operations may be adversely affected.

Our business is cash intensive. We typically purchase dining credits from participating restaurants in exchange for cash. As of December 31, 2005, our cash and cash equivalents and short-term investments were $31.6 million, we have $25 million of borrowing availability under our revolving credit facility, subject to compliance with conditions in the credit facility agreement that we may not be in compliance with at the time of borrowing, and we had $121.0 million of dining credits, net of our allowance for doubtful dining credits accounts. We cannot assure you that we will be able to raise cash in the future on acceptable terms or at all. If we raise funds through the sale of equity or convertible debt securities, the value of our outstanding stock likely will be reduced.

The expansion of our program into Canada may not be successful.

The expansion of our program into Canada has required and will require us to make investments of management time and infrastructure, as well as funds. Prior to our expansion into Canada, we had no direct experience in markets outside the United States. We cannot assure you that we will be successful in having our program accepted by Canadian restaurants and members.

There are Canadian laws and regulations that differ materially from the laws and regulations of the United States and, as a result, we are subject to restrictions on the conduct of our business in Canada that we are not subject to in the United States. Conducting business in Canada requires us to enter into new relationships with Canadian payment card processors, whose guidelines may now or in the future place restrictions on the manner in which we conduct business in Canada. We face competitors in Canada who have already established a network of merchants and a base of Canadian members. We cannot assure you that our expansion into Canada will be successful.

We are controlled by Samstock, L.L.C. and its affiliates.

As of March 1, 2006, our largest stockholder, Samstock, L.L.C. and its affiliates, beneficially owned in aggregate 6,589,026 shares of our common stock, representing approximately 25% (based on 26,463,564 shares of common stock outstanding at March 1, 2006) of our outstanding common stock (assuming the exercise of all exercisable stock options and warrants and issuance of all vested stock awards). Of this amount, 6,056,446 shares were owned by Samstock and its affiliates and 532,580 shares were held by others but were subject to voting and disposition restrictions in favor of Samstock. As a result of their ownership, Samstock and its affiliates may be able to substantially influence the outcome of all matters submitted to a vote of our stockholders, including the election of directors. Samstock is ultimately owned by certain trusts and the trustee of these trusts is Chai Trust Company, L.L.C. The current chairman of our board of directors, Donald J. Liebentritt, is the president of Chai Trust Company, L.L.C.

Our board of directors may issue our authorized preferred stock without stockholder approval.

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with rights and preferences that may be determined from time to time by our board of directors. Accordingly, our board of directors may, without stockholder approval, issue one or more series of preferred stock with rights which could adversely affect the voting power or other rights of the holders of outstanding shares of preferred stock or common stock. Although we do not have any current plans to issue any series or shares of preferred stock, we may do so in the future.

The future sales of restricted and other shares may cause dilution to each stockholder’s percentage ownership interest and could cause our stock price to decline.

Sales of a substantial amount of stock in the public market (such as the shares previously registered by us), or the perception that these sales may occur, could result in lower market prices of our common stock. This could also impair our ability to raise additional capital through the sale of other securities. As of March 1, 2006, 26,463,564 shares of our common stock were outstanding. In addition, as of March 1, 2006, 1,124,250 shares of our common stock were issuable upon exercise of outstanding employee and director stock options; 228,410 shares of our common stock were issuable upon the exercise of outstanding director stock awards; 480,580 shares of our common stock were issuable upon the exercise of employee stock awards and an additional 514,660 shares of our common stock were available under our incentive stock option plans for future grant. All of these shares have been registered for sale. The issuance and sale of a significant number of shares of our common stock upon the exercise of stock options and warrants, or the sale of a substantial number of shares of our common stock pursuant to Rule 144 or otherwise, could result in a dilution to each stockholder’s percentage ownership and could adversely affect the market prices of our securities.

The price of our common stock could be volatile.

The market prices of our securities have been volatile and could continue to be subject to significant fluctuations in response to the factors set forth above and other factors, many of which are beyond our control. Such fluctuations, as well as economic conditions generally, may adversely affect the market price of our securities. In addition, the stock market in recent years has experienced extreme price and trading volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies.

These fluctuations may adversely affect the price of our securities regardless of operating performance.

Delaware corporate law, our certificate of incorporation and our by-laws contain anti-takeover provisions that could delay or prevent a change of control even if the change of control would be beneficial to our stockholders.

Delaware law, our certificate of incorporation and our by-laws contain anti-takeover provisions that could delay or prevent a change of control of the Company, even if a change of control would be beneficial to our stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions:

•	authorize the issuance of preferred stock that can be created and issued by our board of directors without prior stockholder approval to increase the number of outstanding shares and deter or prevent a takeover attempt;

•	prohibit common stockholder action by written consent, thereby requiring all common stockholder actions to be taken at a meeting of our common stockholders;

•	prohibit cumulative voting in the election of directors, which would otherwise enable less than a majority of stockholders to elect director candidates;

•	limit the ability of stockholders to call special meetings of stockholders; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law, our certificate of incorporation and the terms of our 2004 Long-Term Incentive Plan may discourage, delay or prevent a change of control of our company. Specifically, Section 203 and our certificate of incorporation prohibit us from engaging in any business combination with an interested stockholder unless specific conditions are met. Also, our 2004 Long-Term Incentive Plan includes provisions that allow us to grant options, stock appreciation rights and other stock-based awards that will become vested immediately upon a change of control of the Company.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth certain information regarding our principal facilities as of December 31, 2005:

Location	Monthly Rent	Term of Lease	Square Footage
Chicago, IL—Executive offices	$25,609	09/01/03 - 08/31/08	15,575
Miami, FL—Operations	50,191	07/01/05 - 06/30/07	26,769
Englewood Cliffs, NJ—Backup IT Center	4,916	10/01/05 - 09/30/10	3,277
New York, NY—Sales (Subleased)	12,205	09/01/01 - 10/31/06	3,000
New York, NY—Sales	6,489	01/03/06 - 12/03/12	2,049
Pasadena, CA—Sales	7,482	07/13/01 - 07/12/06	2,057
Duluth, GA—Sales	5,894	04/01/04 - 03/31/09	3,815
Bethesda, MD—Sales	4,457	01/01/04 - 12/31/08	1,923
Boston, MA—Sales	3,532	09/01/03 - 08/31/08	1,500

We subleased our New York sales office effective December 5, 2005 and moved that sales office to a new location. The term of the sublease coincides with the term of our current lease on this location, both of which expire on October 31, 2006. The sublease calls for a monthly rent payment of $12,000 and the monthly rent payment the Company is required to make under the original lease agreement is $12,205. In addition to the properties listed above, we have fourteen sales offices throughout the United States and Canada. We believe our properties are generally in good condition and adequate for our needs. Furthermore, we believe that suitable additional or replacement space will be available when and if needed.

Item 3. Legal Proceedings

On May 25, 2004, a complaint was filed in the Los Angeles County Superior Court against the Company and certain of its subsidiaries by Bistro Executive, Inc., Westward Beach Restaurant Holdings, LLC and MiniBar Lounge, all of which were participants in the Company’s dining credits Purchase Plan (the “Dining Plan”), and their respective owners.

The complaint was brought as a putative class action and alleges that amounts paid by the Company under the Dining Plan constituted loans in violation of California usury laws and the California Unfair Competition Law. The complaint seeks, among other relief, damages and equitable and injunctive relief, including disgorgement of all purported “interest” and profits earned by the Company from the Dining Plan in California, which plaintiffs allege to be a significant portion of an amount in excess of $300 million, and treble damages for all purported “interest” paid within one year prior to the filing of the complaint.

On June 25, 2004, the action was removed to the United States District Court for the Central District of California.

On October 11, 2005, plaintiffs’ motion for class certification was granted certifying two classes as follows: (i) all California restaurants which, from May 25, 2000 to May 25, 2004, participated in the Dining Plan and which took a cash advance from the Company pursuant to its California Dining Plan agreements, and (ii) all persons who, from May 25, 2000 to May 25, 2004, guaranteed payment of cash advances underlying the Company’s California Dining Plan agreements. Trial had been set for April 24, 2006, but the date was continued and a new trial date has been set for October 3, 2006. The Company disputes the allegations of wrongdoing in this complaint, and will continue to defend itself vigorously in this matter. The ultimate cost to the Company from this action is not possible to predict and may not be determined for a number of years.

On October 1, 2004, a complaint was filed in the United States District Court for the Eastern District of Texas against Rewards Network Inc. by Source Inc. The complaint claims that the Company is infringing four patents owned by Source Inc. The complaint seeks, among other relief, treble damages due to willful infringement and equitable relief. The Company disputes the allegations of wrongdoing in this complaint, and will continue to defend itself vigorously in this matter. The ultimate cost to the Company from this action is not possible to predict and may not be determined for a number of years.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the three-month period ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(A) MARKET INFORMATION

Our common stock is listed on the American Stock Exchange. The following table sets forth, for the periods presented, the high and low sales prices per share of our common stock, as reported on the American Stock Exchange.

Quarter Ended	Low	High
March 31, 2004	8.90	12.25
June 30, 2004	8.51	11.29
September 30, 2004	6.20	8.90
December 31, 2004	4.88	7.62
March 31, 2005	4.01	7.00
June 30, 2005	3.63	5.50
September 30, 2005	4.95	7.06
December 31, 2005	4.76	7.01

(B) HOLDERS

As of March 14, 2006, there were 261 holders of common stock of record.

(C) DIVIDENDS

We have not paid cash dividends on our common stock in our two most recent fiscal years. We do not expect to pay any cash dividends on our common stock in the foreseeable future.

Item 6. Selected Financial Data (in thousands except for per share data)

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

	Years ended December 31,				Year ended September 30,	Three months ended December 31,
	2005	2004	2003	2002	2001	2001	2000
							Unaudited
Statements of Operation Data
Sales	$287,145	$348,078	$349,026	$289,095	$190,037	$50,629	$43,981

Net revenue	74,261	89,711	88,638	70,709	45,401	12,162	9,835

Other operating revenue	2,790	3,536	4,684	5,140	7,785	1,632	1,915

Total operating revenues	77,051	93,247	93,322	75,849	53,186	13,794	11,750

Total operating expenses	74,178	68,195	64,771	55,949	47,450	12,109	11,301

Operating income	2,873	25,052	28,551	19,900	5,736	1,685	449

Other income (expense), net	(2,753)	(2,804)	(2,371)	(1,993)	(4,317)	(529)	(1,342)

Income (loss) before income taxes and extraordinary item	120	22,248	26,180	17,907	1,419	1,156	(893)

Income tax provision (benefit)	741	9,031	10,470	(1,328)	85	71	—

Net income (loss)	$(621)	$13,217	$15,710	$19,235	$1,334	$1,085	$(893)

Net income (loss) available to common stockholders	$(621)	$14,865	$16,048	$(714)	$131	$788	$(1,194)

Per Share Data:

Net income (loss)
Basic	$(0.02)	$0.53	$0.68	$(0.04)	$0.01	$0.05	$(0.07)

Diluted	$(0.02)	$0.50	$0.61	$(0.04)	$0.01	$0.05	$(0.07)

Weighted average number of common and common equivalent shares outstanding:
Basic	26,133	24,837	23,056	18,357	15,983	15,781	16,177

Diluted	26,133	29,731	26,439	18,357	16,281	16,089	16,177

Balance Sheet Data:

Total assets	$190,887	$200,671	$187,125	$152,143	$108,320	$109,390	$112,359
Revolving securitization	—	—	—	60,000	55,500	55,500	56,442
Long-term debt	70,000	70,000	70,000	—	—	—	—

Redeemable preferred shares	—	—	—	133	9,672	9,672	9,672
Stockholders’ equity	94,188	92,368	73,647	52,268	20,157	20,717	19,555
Long term debt to total assets	37%	35%	37%	—	—	—	—
Earnings to fixed charges	103%	511%	560%	557%	92%	156%	48%

(amounts in thousands, except average transaction amount, merchant count and per share data)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those financial statements provided under Part II, Item 8 of this Annual Report on Form 10-K.

Overview

We are a leading provider of marketing services and loyalty programs to the restaurant industry. We help thousands of restaurants and other merchants grow their businesses by providing marketing services, loyalty programs, business intelligence, and access to capital. We partner with leading airline frequent flyer programs, club memberships, and other affinity organizations to provide millions of members with incentives to do business with our participating merchants. We provide members with incentives in a variety of benefit currencies, including airline miles, a variety of loyalty and reward program points, and Cashback RewardsSM savings.

We primarily offer two programs to participating restaurants—our Marketing Credits Program and our Marketing Services Program. Our Marketing Credits Program provides our participating restaurants with marketing, loyalty programs, business intelligence and also access to capital through our purchase of dining credits from these restaurants. Our Marketing Services Program provides our participating restaurants with all of these services except access to capital because we do not purchase dining credits from restaurants that participate in the Marketing Services Program.

We obtain members through our relationships with airlines and other loyalty program providers, directly through our website, through corporate clients who participate in our corporate program, and through our relationships with payment card issuers. We are able to provide frequent flyer miles and other currencies as benefits to members through our relationships with these airlines, payment card issuers and other loyalty program providers.

Our business is dependent on, among other things, members’ continuing decision to dine in our participating restaurants and earn benefits. In this regard, having a diverse cuisine mix and expanding inventory of participating restaurants is an important element to our continuing growth and profitability.

We generate revenue when members dine at participating restaurants and use a payment card that they have registered with us. For transactions at participating restaurants, our revenue is equal to a percentage of members’ total dining transaction. These revenues are applied to recover our costs where we have purchased dining credits; provide benefits to members; cover our selling, general and administrative expenses; and generate operating income that provides a return for our stockholders.

We also offer a hotel program to certain members. The hotel program provides members with reduced rates and Cashback RewardsSM savings, frequent flyer miles and other benefits if they make their reservations at participating hotels through our website and pay for the hotel room with a payment card that they have registered with us. On July 1, 2005, we outsourced our entire hotel offering to Travelweb LLC, a travel distribution company, which pays us a fee when a member pays for a hotel room with a payment card that they have registered with us after making a reservation through our website.

During 2004 and the beginning of 2005, we expanded the flexibility of our Marketing Credits Program products, often resulting in more favorable pricing of dining credits for our restaurants, in an effort to meet the needs of new restaurants and reduce attrition of existing restaurants. These products resulted in reduced sales yield and an increased cost of sales. During the same period, we also increased our efforts to manage members’ share of an individual restaurant’s business in an effort to reduce attrition of existing restaurants. We manage our members’ share of an individual restaurant’s business, when appropriate, by qualifying transactions at that restaurant only on certain days of the week and/or only for certain member groups and/or by limiting the number

(amounts in thousands, except average transaction amount, merchant count and per share data)

of qualified transactions a member may have in a specific period. The expanded flexibility of our Marketing Credits Program products and the increased management of our members’ share of an individual restaurant’s business had the effect of extending the period of time it takes for members to use the dining credits that we purchase from restaurants, which contributed to an increase in our provision for losses. We did not experience the expected increase in merchant count as a result of these initiatives.

On March 31, 2005, Ronald L. Blake was named President and Chief Executive Officer and throughout 2005 there were several additional changes in our management team. Our new management team adopted a number of initiatives during the second half of 2005. In an effort to increase the profitability of our Marketing Credits Program products, we adopted new pricing for these products. The new pricing is intended to increase the sales yield and decrease our cost of sales. We are also focused on providing an improved member experience by working to increase the days of the week on which benefits are available to members at individual restaurants and increasing the number of restaurants that provide full benefits to members. In order to support sales efforts for our products with this new pricing structure, we developed a new sales approach, shifting from a price-driven selling approach to a consultative, value-based selling approach. We believe that the value-based selling approach and related sales training programs will better prepare our salespersons to articulate the value of our marketing, access to capital, loyalty programs and business intelligence services. In addition to our new sales approach, we modified the sales compensation plan to compensate our sales personnel based on the profitability of our deals with restaurants. We believe that our value-based selling approach combined with the new pricing structure of our products may result in a lower merchant count in the short term, although we have designed the new pricing structure of our products to increase profitability despite a decrease in merchant count. We believe these initiatives will result in increased restaurant retention and profitability in the long term.

Also during 2005, we implemented more conservative dining credits purchasing policies in an attempt to decrease the time it takes for members to use the dining credits we purchase from restaurants. In addition, we augmented our due diligence process and began developing and implementing new credit evaluation tools in an effort to better assess the financial risk of proposed dining credits purchases and the credit profile of our restaurants. We have revised and strengthened our approval processes and standards in an effort to further improve the profitability and reduce the risk of the deals that we enter into with restaurants. If we are successful with these initiatives, we believe we should be able to reduce our exposure to financial risk in our restaurant portfolio, which we believe should over time reduce our provision for losses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the allowance for dining credits losses, the valuation allowance, if any, for net deferred tax assets, investments and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Dining Credits Losses

We provide allowances for dining credits losses based on our estimate of losses that would result from the inability of participating restaurants to remain in business and enable us to recover outstanding dining credits. If

(amounts in thousands, except average transaction amount, merchant count and per share data)

the financial condition of our restaurant base were to deteriorate beyond our expectations, resulting in participating restaurants’ inability to provide food, beverage, goods and services to members thereby reducing the members’ use of dining credits, additional allowances may be required.

We review our members’ ability to use dining credits on a regular basis and provide for anticipated losses on dining credits from restaurants that have ceased operations, restaurants that interfere with our members’ ability to use dining credits and restaurants whose dining credits are not being utilized by members. All other balances are segregated and evaluated based on the size of balance and the estimated number of months required for members to usez the dining credits outstanding. Losses are reduced by recoveries of dining credits previously written off. Account balances are charged off against the allowance after recovery efforts have been exhausted.

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

We comply with SFAS No. 142, “Goodwill and Other Intangible Assets,” the current standard for periodic assessment of the carrying value of intangible assets, including goodwill. We assess the impact of SFAS No. 142 using a two-step approach to assess goodwill based on applicable reporting units and any intangible assets, including goodwill, recorded in connection with our previous acquisitions. During the three months ended March 31, 2005, certain territories related to reacquired franchises experienced a significant decline in sales related to unanticipated competition and the loss of key salespersons in these territories which contributed to an operating loss for the quarter. These financial results, coupled with several changes in senior sales management in the three months ended March 31, 2005, gave rise to the Company’s need to reassess the goodwill related to the reacquired franchises.

In accordance with the provisions of SFAS 142, the Company prepared a discounted cash flow analysis which indicated that the book value of certain reporting units exceeded their estimated fair value and that goodwill had been impaired. Accordingly, the Company recognized a non-cash impairment loss of $1,554 during the three months ended March 31, 2005. As of December 31, 2005, we had unamortized goodwill of $8,117.

Revenue Recognition

We recognize revenue when members patronize our participating merchants and pay using a payment card they have registered with us. Revenue is recognized only if the member’s transaction qualifies in accordance with

(amounts in thousands, except average transaction amount, merchant count and per share data)

the rules of the particular program. The amount of revenue recognized is that portion of the member’s total transaction amount that we are entitled to receive in cash, in accordance with the terms of our agreement with the participating merchant. For example, if a member’s total transaction amount is $100 at a participating restaurant, as evidenced by the full amount of the payment card transaction, and our contract provides for us to receive 80%, the amount of revenue we recognize is $80, representing what we will actually realize in cash. Similarly, under the typical Marketing Services Program contract, we recognize revenue only to the extent that we are contractually entitled to receive cash for a portion of the member’s total transaction amount. The same $100 transaction referred to above at a Marketing Services Program merchant may yield $20 in cash to be realized.

Membership Fees and Other Income

Membership fees and other income consists principally of renewal fees from the Cashback Rewards Program members and is recognized over the membership period, which is usually twelve months beginning in the month the fee is received. Cardholder membership fees are cancelable and refunded to members, if requested, on a pro rata basis based on the remaining portion of the membership. In those cases where we earn an annual fee by retaining a portion of the benefits for each member account enrolled in the program, the retained portion reduces the amount of benefit we record.

Results of Operations

As a means of better explaining our operations and results, the following table illustrates the relationship between revenue and expense categories for the years ended December 31, 2005, 2004 and 2003. These amounts have been rounded to the nearest tenth.

	Percentage of Sales
	2005	2004	2003
Sales	100.0	100.0	100.0
Cost of sales	51.4	48.5	48.0
Provision for dining credits losses	7.8	5.7	4.7
Member benefits	14.9	20.1	21.9

Net revenue	25.9	25.8	25.4

Membership fees and other income	1.0	1.0	1.3

Total operating revenue	26.8	26.8	26.7

Salaries and benefits	6.5	5.3	4.8
Sales commission and expenses	7.3	5.9	5.8
Professional fees	2.5	1.4	0.7
Member and merchant marketing expenses	2.1	1.9	2.4
Goodwill impairment	0.5	0.0	0.0
General and administrative expenses	6.9	5.2	4.8

Total operating expenses	25.8	19.6	18.6

Operating income	1.0	7.2	8.2

Other income (expense), net	(1.0)	(0.8)	(0.7)

Income before income tax provision	0.0	6.4	7.5

Income tax provision	0.3	2.6	3.0

Net (loss) income	(0.2)	3.8	4.5

(amounts in thousands, except average transaction amount, merchant count and per share data)

Comparison of the Years Ended December 31, 2005 and 2004

The following table sets forth for the periods presented our sales, components of our costs of sales and certain other information for each of our two marketing programs. Our hotel program is included under the Marketing Services Program.

Results of Operations (Year ended December 31, 2005 versus December 31, 2004)

	2005			2004
	Marketing Credits Program	Marketing Services Program	Total	Marketing Credits Program	Marketing Services Program	Total
Number of qualified transactions	8,182	1,981	10,163	8,966	2,115	11,081
Average transaction amount	$46.39	$53.04	$47.69	$47.71	$54.20	$48.95

Qualified transaction amounts	$379,578	$105,065	$484,643	$427,782	$114,636	$542,418
Sales yield	70.2%	19.7%	59.2%	74.9%	24.0%	64.2%
Sales	266,471	20,674	287,145	320,589	27,489	348,078
Cost of dining credits	146,021	—	146,021	167,667	—	167,667
Processing fee	1,225	339	1,564	986	85	1,071

Total cost of sales	$147,246	$339	$147,585	$168,653	$85	$168,738

Provision for dining credits losses	22,522	—	22,522	19,711	—	19,711

Member benefits	29,581	7,407	36,988	51,842	12,165	64,007
Bonus rewards	1,050	290	1,340	855	229	1,084
Partner Commissions	3,631	818	4,449	4,077	750	4,827

Total member benefits	34,262	8,515	42,777	56,774	13,144	69,918

Net revenue	$62,441	$11,820	$74,261	$75,451	$14,260	$89,711

As more fully discussed below, sales for 2005 decreased 17.5% when compared to the prior year primarily due to a decrease in the number of restaurants in our Marketing Credits Program, a decrease in the number and amount of qualified transactions, and a decrease in the sales yield recognized from qualified transactions. While sales metrics for 2005 were, in general, lower as compared to 2004, a number of mid-year changes in policy, procedure and selling approach were introduced during the second half of 2005 to address the decrease in overall sales metrics. We initiated several initiatives aimed at improving the profitability of sales, including the revision of restaurant deal profitability standards, revision of the sales compensation plan to be driven by restaurant deal profitability and the development of a consultative, value-based selling approach for our sales force to use. These changes are designed to lead to an increase in overall merchant count, an increase in qualified transaction amount, an increase in overall sales yield for our products, a decrease in cost of sales and a lower provision for losses.

Total merchants as of December 31, 2005 were 9,957 as compared to 10,502 as of December 31, 2004, a 5.2% decrease. The decrease in total merchant count was driven by a 1,113, or 12.3%, decrease in Marketing Credit Program merchants which was partially offset by a 568, or 39.6%, increase in Marketing Services Program merchants. The decrease in merchant count is attributed to our focus on entering into deals with increased profitability, as well as a decrease in sales force efficiency due to a less experienced sales force and the rollout of a new value-based selling approach during the third and fourth quarters of 2005.

Qualified transaction amounts at our participating merchants (which are transactions where members are entitled to receive benefits) decreased $57,775 or 10.7% to $484,643 for the year ended December 31, 2005 as

(amounts in thousands, except average transaction amount, merchant count and per share data)

compared to $542,418 for the prior year. The number of qualified transactions decreased 8.3% to approximately 10,163 for the year ended December 31, 2005 as compared with 11,081 for the prior year and the average qualified transaction amount decreased 2.6% to $47.69 for the year ended December 31, 2005 from $48.95 for the prior year.

The decrease in the number of qualified transactions is a result of fewer participating restaurants in the programs as well as our efforts to improve the management of members’ share of an individual restaurant’s business. We manage our members’ share of an individual restaurant’s business, when appropriate, by qualifying transactions at that restaurant only on certain days of the week and/or only for certain member groups and/or by limiting the number of qualified transactions a member may have in a specific period. As a result, even if members have the same amount of transactions at that restaurant, the number of those transactions that are qualified transactions may be lower. This contributed to an 8.7% decrease in the number of active member accounts to 3,427 at December 31, 2005 as compared with 3,753 at December 31, 2004.

We believe that the lower average qualified transaction amount for the year ended December 31, 2005 compared with the year ended December 31, 2004 was due to a number of factors, including, but not limited to, (i) decreased sales in some large primary markets where the average transaction amounts tend to be higher, (ii) increased weekday revenues where transaction amounts tend to be slightly lower, (iii) increased transactions among member groups with lower average dining transaction amounts and (iv) decreased transactions among member groups with higher average dining transaction amounts.

Sales yield, which represents sales as a percentage of qualified transaction amounts, decreased to 59.2% for the year ended December 31, 2005 compared with 64.2% for the prior year. The decrease in sales yield for the year was a result of the sale of Marketing Credit and Marketing Services products with lower sales yields during 2004 and 2005. The rollout of the value-based selling approach in mid-2005 is intended to assist the sales force in securing new deals with higher sales yields going forward. While our intent is to increase sales yield in both the Marketing Credit and Marketing Services program, our overall sales yield will be impacted by future sales mix between these programs. If sales mix shifts towards the Marketing Services Program, which has a lower overall sales yield, the blended sales yield would be expected to decrease as well.

Cost of sales, which is composed of the cost of Dining Credits and related processing fees, increased to 51.4% of sales for the year ended December 31, 2005 compared to 48.5% of sales for the prior year. Many of the new products sold in the first half of 2005 not only had a lower sales yield, but also had more favorable pricing of Dining Credits for our restaurants, which has resulted in a higher cost of sales for the year ended December 31, 2005 compared with the prior year. The new value-based selling approach is intended to assist the sales force in securing new deals with a lower cost of sales going forward. Also contributing to the increase in the cost of sales percentage was the decrease in sales under our Marketing Services Program to 7.2% of total sales for the year ended December 31, 2005 compared to 7.9% of total sales for the prior year. There is effectively no direct cost of sales associated with sales under our Marketing Services Program and, therefore, the relative decrease in these sales as a percentage of total sales results in a higher total cost of sales percentage.

The provision for Dining Credits losses increased to 7.8% of total sales and 8.5% of Marketing Credits Program sales for the year ended December 31, 2005 compared to 5.7% of sales and 6.1% of Marketing Credits Program sales for the year ended December 31, 2004. At the end of each reporting period we estimate the allowance for doubtful Dining Credits accounts and, if necessary, adjust the provision for losses. The Dining Credits portfolio is aged based on sales for the preceding quarter and the allowance is determined primarily by applying estimated loss percentages to the aged portfolio. Allowances are also provided for specifically identified accounts and for Dining Credits balances that are large or slow moving. The increase in the provision for losses for the year ended December 31, 2005 was a result of an increase in write-offs. The new deals entered into in 2004 and early 2005 generally allowed restaurants a larger dining credit purchase opportunity, which extended

(amounts in thousands, except average transaction amount, merchant count and per share data)

the period of time it takes our members to use the dining credits. This increased credit risk in the dining credits portfolio and resulted in increased write-offs. Also, contributing to the higher level of expense for the year ended December 31, 2005 is an allowance at 100% of our $762 exposure for restaurants in the areas affected by Hurricane Katrina.

During the second half of 2005, we implemented more conservative dining credits purchasing policies that resulted in a decrease in the average amount of time it takes our members to use the dining credits we purchase. In addition, we augmented our due diligence process and began developing and implementing new credit evaluation tools in an effort to better assess the financial risk of the proposed deals and the credit profile of our restaurants. We have revised and strengthened our approval processes and standards in an effort to further improve the profitability and reduce the potential risk of the deals that we enter into with our restaurants. If we are successful with these initiatives, we believe we should be able to reduce our exposure to financial risk in our merchant portfolio, which we believe should over time reduce our provision for losses.

Member benefits which include partner commissions and incentive bonus rewards paid to members, decreased to 14.9% of sales for 2005 compared to 20.1% of sales for 2004. There are two primary reasons for the decrease in the rate of benefits during 2005. First, in some cases, as part of the changes in restaurant deal economics, we have reduced member benefit levels. Secondly, in the second quarter of 2004 we introduced a program of variable benefits whereby some of our members’ benefits are tied to their level of participation in our programs. Effective July 1, 2005, the variable benefits program was rolled out to substantially all of our loyalty partner program members. The reduced member benefit levels and the reduced rate of benefits paid to less engaged members resulted in a lower overall effective rate of benefits earned by our total membership base in the year ended December 31, 2005 compared with the prior year.

Membership and other income decreased $746 or 21.1% for the year ended December 31, 2005 compared with the prior year. The decrease can be primarily attributed to the decline in membership fee income and a focus on marketing a no-fee dining program to key program partners where we enroll accounts at a reduced cost of acquisition and solicitation.

Salaries and benefits increased $301 or 1.6% to $18,623 for the year ended December 31, 2005 from $18,322 for the prior year due primarily to information technology personnel who were previously outsourced that were brought in-house in January 2005 and included in salaries and benefits instead of operating expenses. In addition, there were annual merit increases and higher employee benefit costs. The annual merit increases and higher employee benefit costs were substantially offset by a reduction of $727 thousand in management incentive compensation. The lower management incentive compensation was due to the Company’s below expected performance in 2005.

Sales commissions and expenses increased to 7.3% of sales for the year ended December 31, 2005 compared to 5.9% of sales for the year ended December 31, 2004. In June 2005, we made changes to our sales compensation plan that provided minimum incentive payments and now pays our salespersons based on the profitability of each restaurant deal. Minimum incentive payments began July 2005 and continued through November of 2005 and totaled approximately $1,270. The expected reduction in sales commissions from a 17.5% decrease in sales for the year ended December 31, 2005 compared to the prior year was more than offset by the increase in base salaries and the minimum incentive payments to salespersons. In addition, sales training and related travel expenses were $1,566 for the year ended December 31, 2005, compared with $595 for the prior year. During the second quarter of 2005, the Company hired an outside consulting firm to assist with the training of the sales force. We believe that the investment made in the training of our sales consultants will result in increased sales productivity, higher deal profitability and improved restaurant retention.

(amounts in thousands, except average transaction amount, merchant count and per share data)

Professional fees increased $2,253 or 45.0% to $7,256 for the year ended December 31, 2005 compared with the prior year. The increase is primarily due to increased legal costs for various litigation matters, offset by a $254 decrease in accounting fees associated with the requirements under Sarbanes-Oxley for the audit of internal control over financial reporting in 2005 compared to 2004.

Member and merchant marketing expenses decreased $575 or 8.9% for the year ended December 31, 2005 compared with the prior year primarily due to the fact that we have discontinued our newsletter mailings and we are concentrating more on electronic marketing such as emails. In addition, we have eliminated our hotel and retail marketing efforts to focus on our dining business.

During the first quarter of 2005, certain territories that we reacquired in 1998 and 1999 experienced a significant decline in sales related to unanticipated competition and the loss of key salespersons in these territories which contributed to an operating loss for the quarter. These financial results, coupled with several changes in senior sales management in the first quarter, gave rise to the Company’s need to evaluate the goodwill related to the reacquired franchises. As a result of this evaluation, the Company recognized a non-cash goodwill impairment loss of $1,554 during the first quarter of 2005. There was no impairment charge recorded in 2004.

General and administrative expenses increased $1,767 or 9.8% for the year ended December 31, 2005 compared with the prior year. The increase is primarily the result of (i) increases in severance which increased $2,787 to $2,875 primarily due to the termination of some senior executives, including the Chief Executive Officer, during 2005; (ii) increases in rent and other office expenses by $336 or 13.0% to $2,930 due primarily to rent increases, the opening of some new sales offices and increases in temporary services; and (iii) an increase in depreciation and amortization by $234 or 5.6% to $4,391 due to the design of a data warehouse as well as the purchase or design of software primarily relating to the Company website or websites hosted on behalf of our partners. These increases were partially offset by decreases in (i) programming and systems by $717 or 25.2% to $2,123 due primarily to previously outsourced information technology personnel costs that are now included in salaries and wages; and (ii) other expenses by $878 or 12.2% to $6,330 primarily due to an impairment of $500 on an investment in a development stage entity during 2004 and a reduction in financial advisory fees.

Interest and other income increased $154 or 44.3% to $502 for the year ended December 31, 2005 compared with the prior year. The increase is primarily due to our increased cash balance towards the end of 2005 resulting from the decline in the Dining Credits balance as well as improved interest rates earned on these investments.

Interest expense and financing costs related to our securitization facility, revolving credit facility and convertible subordinated debentures increased $103 or 3.3% for the year ended December 31, 2005 compared to the prior year. On November 3, 2004, we entered into a $50,000 unsecured revolving credit facility with Bank of America, N.A. and LaSalle Bank, N.A. In July 2005, the facility was amended to, among other things, reduce the facility limit to $25,000 and modify the maturity date to June 30, 2006. EITF No. 98-14 states that if the borrowing capacity of the new arrangement is less than the borrowing capacity of the old arrangement, then any fees paid to the creditor and any third-party costs incurred should be associated with the new arrangement (that is, deferred and amortized over the term of the new arrangement). In addition, any unamortized deferred costs relating to the old arrangement at the time of the change should be written off in proportion to the decrease in borrowing capacity of the old arrangement. The remaining unamortized deferred costs relating to the old arrangement should be deferred and amortized over the term of the new arrangement. As a result of the amendment, the Company amortized an additional $268 of deferred financing costs relating to the old arrangement during 2005. Also, financing costs associated with our securitization facility were fully amortized in May 2004 thereby partially offsetting the increase in 2005 expense. There were no borrowings outstanding under the revolving credit facility at December 31, 2005.

(amounts in thousands, except average transaction amount, merchant count and per share data)

Our effective tax rate for the year ended December 31, 2005 was 36.8% compared with 40.6% for the prior year due to the decrease in the applicable federal rate and the weighted average effective state tax rate resulting from a shift in the apportionment factors among the states in which we conduct business. The current tax provision, which totaled $741 as compared to taxable book income of $120 was driven by (i) several unfavorable book versus tax differences, including severance expense, goodwill impairment and depreciation, that caused taxable income to be higher than book income and (ii) state tax planning strategy that, while effective in reducing our effective state tax rate, caused a one-time expense charge for the write-down of a deferred tax asset relating to dining credit allowances.

Net loss for the year ended December 31, 2005 was $621 compared with net income of $13,217 for the prior year. This change is primarily due to the decline in sales, increase in the cost of Dining Credits, higher provision for losses, severance costs, a goodwill impairment charge, increased salaries and benefits, sales commissions, professional fees and higher rent and office expenses. Our weighted average shares and our basic and diluted weighted average shares outstanding were 26,133 for the year ended December 30, 2005. Weighted average shares for the year ended December 31, 2004 were 24,837 shares and our diluted weighted average shares were 29,731 shares. We adopted EITF 04-08 as of September 31, 2004. We have $70,000 of 3.25% debentures that are convertible into approximately 3,913 shares of common stock if certain conditions are met. Applying the if-converted method, as required by EITF 04-08, net income for the diluted earnings per share calculation is adjusted for interest expense associated with the convertible debt instrument and diluted weighted average shares outstanding are increased for shares issuable upon conversion. We excluded 4,102 weighted average shares of common stock equivalents from our 2005 calculation of diluted weighted average shares outstanding as their effect would have been anti-dilutive. Prior period diluted shares outstanding and diluted earnings per share amounts have been revised to present comparable information.

Comparison of the Years Ended December 31, 2004 and 2003

The following table sets forth for the periods presented our sales, components of our costs of sales and certain other information for each of our two marketing programs. Our hotel program is included under the Marketing Services Program.

Results of Operations (Year ended December 31, 2004 versus December 31, 2003)

	2004			2003
	Marketing Credits Program	Marketing Services Program	Total	Marketing Credits Program	Marketing Services Program	Total
Qualified transactions amount	$427,782	$114,636	$542,418	$418,806	$109,834	$528,640
Sales yield	74.9%	24.0%	64.2%	76.4%	26.3%	66.0%
Sales	320,589	27,489	348,078	320,139	28,887	349,026
Cost of dining credits	167,667	—	167,667	166,249	—	166,249
Processing fee	986	85	1,071	1,175	105	1,280

Total cost of sales	$168,653	$85	$168,738	$167,424	$105	$167,529

Provision for dining credits losses	19,711	—	19,711	16,502	—	16,502
Member benefits			64,007			71,873
Bonus rewards			1,084			771
Partner Commissions			4,827			3,713

Total member benefits			69,918			76,357

Net revenue			$89,711			$88,638

(amounts in thousands, except average transaction amount, merchant count and per share data)

As more fully discussed below, sales for 2004 decreased 0.3% when compared to the prior year primarily due to a decrease in the sales yield recognized from qualified transactions, a reduction in the average transaction amount and a decrease in the number of our Marketing Services participating restaurants.

Qualified transaction amounts at our participating merchants (qualified transactions are transactions where members are entitled to receive benefits) increased $13,778 or 2.6% to $542,418 for the year ended December 31, 2004 as compared to $528,640 for the prior year. A decrease in the average transaction amount to $48.95 for the year ended December 31, 2004 from $50.51 for the prior year was more than offset by the increase in number of transactions, which increased by 5.9% to approximately 11,081 for 2004 as compared with 10,466 for 2003. The increase in the number of transactions was primarily the result of a 9.8% increase in the number of active member accounts to 3,753 at December 31, 2004 as compared with 3,417 at December 31, 2003. An active member account is an account with at least one qualified transaction with one of our participating merchants during the previous 12 months. We believe that the lower average dining transaction amount in 2004 compared with 2003 was due to a number of factors, including, but not limited to, the replacement of some restaurants in our programs with restaurants with lower menu prices, decreased sales in some large primary markets, increased weekday revenues where transaction amounts tend to be slightly lower, increased transactions among member groups with lower average dining transaction amounts and decreased transactions among member groups with higher average dining transaction amounts.

Sales yield, which represents sales as a percentage of qualified transaction amounts, decreased to 64.2% for the year ended December 31, 2004 compared with 66.0% for the prior year. The decline in the sales yield reflects the changing mix in business propositions marketed to our merchants in 2004 as we worked to improve restaurant products to meet the needs of new merchants and reduce attrition of existing merchants. Many of these products have more favorable pricing for our Dining Credits to our merchants and resulted in lower sales yield from Marketing Credits Program and Marketing Services Program qualified transaction amounts. Dining qualified transaction amounts included in the Marketing Services Program decreased $3,857 to $104,261 for 2004 compared with $108,118 for 2003 and hotel qualified transaction amounts included in the Marketing Services Program increased $8,139 to $9,855 for 2004 compared with $1,716 for 2003. Dining Marketing Services Program qualified transactions typically have a higher sales yield than hotel qualified transactions and, therefore the decrease in dining qualified transaction amounts to 90.9% of total Marketing Services Program qualified transaction amounts for 2004 compared with 98.4% of total Marketing Services Program qualified transaction amounts for 2003 resulted in lower overall yield from the Marketing Services Program.

Cost of sales, which is composed of the cost of Dining Credits and related processing fees, increased to 48.5% of sales for the year ended December 31, 2004 compared to 48.0% of sales for the prior year. Contributing to the increase in the cost of sales percentage was the decrease in sales under our Marketing Services Program to 7.9% of total sales for the year ended December 31, 2004 compared to 8.3% of total sales for the prior year. There is no cost of sales associated with sales under our Marketing Services Program and, therefore, the relative decrease in these sales as a percentage of total sales results in a higher total cost of sales percentage. Also, many of the new products designed to meet the needs of merchants and reduce the rate of attrition not only have lower sales yield, but they have more favorable pricing of Dining Credits for our merchants and have resulted in a higher cost of sales for our Dining Credits portfolio for the year ended December 31, 2004 compared to the prior year.

The provision for Dining Credits losses increased to 5.7% of total sales and 6.1% of Dining Credits Program sales for the year ended December 31, 2004 compared to 4.7% of sales and 5.2% of Dining Credits Program sales for the year ended December 31, 2003. At the end of each reporting period we estimate the allowance for doubtful Dining Credits accounts and, if necessary, adjust the provision for losses. The Dining Credits portfolio is aged based on sales for the preceding quarter and the allowance is computed primarily by applying estimated loss percentages to the aged portfolio. Allowances are also provided for specifically identified accounts and for Dining Credits balances that are large or slow moving.

(amounts in thousands, except average transaction amount, merchant count and per share data)

Member benefits which include partner commissions and incentive bonus rewards paid to members, decreased to 20.1% of sales for 2004 compared to 21.9% of sales for 2003. There are two primary reasons for the decrease in the rate of benefits during 2004. First, in some cases, as part of the changes in merchant deal economics, we reduced member benefit levels. Secondly, in the second quarter of 2004, we introduced a program of variable benefits whereby some of our member benefits are tied to their level of participation in our programs. The reduced rate of rewards paid to less engaged members resulted in a lower overall effective rate of reward earned by our total membership base in 2004. Partially offsetting this reduced expense was an increase in commissions paid to loyalty program partners reflecting increased program usage by their members.

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

Sales commissions and expenses amounted to 5.9% of sales for the year ended December 31, 2004 compared with 5.8% for the year ended December 31, 2003. In January 2004, we adopted a new sales consultant compensation plan which we believed would decrease sales commission as a percentage of sales in 2004. Although actual sales commissions decreased for the year ended December 31, 2004, the replacement of some of our more experienced sales consultants with less experienced sales consultants who earn a fixed salary as part of their compensation increased the guaranteed salaries paid to sales consultants. The additional guaranteed salaries paid to new sales consultants, coupled with increased sales expenses caused primarily by increased travel allowances, training and seminar expenses, resulted in increased sales commissions and expenses as a percentage of sales for the year ended December 31, 2004 compared to the prior year. We have included in sales commissions and expenses for the years ended December 31, 2004 and 2003 all costs associated with generating sales, including the cost of sales managers’ salaries, which were reported in 2003 in salaries and benefits.

Member and merchant marketing expenses decreased $1,935 or 23.0% for the year ended December 31, 2004 compared with the prior year. A reduction in directory printing and mailing costs was realized in 2004. This is primarily due to the marketing initiative we began in the second half of 2003, replacing national directories with a customized, pocket-sized, eight-panel directory of restaurant listings in a member’s frequent dining areas (which we call “Fold-N-Go statements”) for segments of our membership base. These Fold-N-Go statements are less expensive to produce and distribute than the directories. We included in member and merchant marketing expenses for the years ended December 31, 2004 and 2003 all costs associated with printing and postage relating to merchant and member communication which in 2003 were included in printing and postage. In addition to the decrease in printing and postage, there were decreases in website enhancement costs which were partially offset by restaurant marketing expenses such as newsletters and survey costs and hotel member marketing, primarily through direct and electronic mailings.

Professional fees increased $2,499 or 99.8% primarily due to increases in professional fees associated with the requirements under Sarbanes-Oxley for the audit of internal control and legal costs for various litigation matters.

(amounts in thousands, except average transaction amount, merchant count and per share data)

General and administrative expenses increased $1,260 or 7.5% for the year ended December 31, 2004 compared with the prior year. Attributing to the increase in general and administrative expenses were (i) an increase in rent and other office expenses by $474 or 22.3% to $2,594 due primarily to rent increases, the opening of some new sales offices; (ii) an increase in telephone by $244 or 27.4% to $1,136 due to increases in outbound long distance call volumes; (iii) an increase in programming and systems by $155 or 5.8% to $2,840 primarily due to website enhancements; and (iv) an increase in other expenses by $383 or 5.5% to $7,296 primarily due to increases in directors’ fees, temporary services and an impairment of $500 on an investment in a development stage entity partially offset by decreases in severance and recruiting costs.

Interest expense and financing costs related to our securitization facility, revolving credit facility and convertible subordinated debentures increased $587 or 22.9% for the year ended December 31, 2004 compared to the prior year. The increase in our interest expense is a result of our having had an additional $10,000 of debt outstanding for the full year of 2004 compared to only approximately two and a half months in 2003 and having a fixed interest rate on our convertible subordinated debentures that were outstanding for 2004 that was higher than the floating rate on the securitization facility under which we had outstanding debt through most of 2003. In addition, on November 3, 2004, we entered into a $50,000 unsecured revolving credit facility with Bank of America, N.A. and LaSalle Bank, N.A. This facility was scheduled to expire on July 13, 2008. The amortization of origination fees and expenses relating to this credit facility is included in our 2004 interest expense and financing costs.

Our effective tax rate for the year ended December 31, 2004 was 40.6% compared with 40.0% for the prior year due to the increase in the weighted average effective state tax rate resulting from a shift in the apportionment factors among the states in which we conduct business.

Net income decreased 15.9% to $13,217 for the year ended December 31, 2004 compared to $15,710 in 2003. In addition, our weighted average shares and our diluted weighted average shares outstanding increased to 24,837 and 29,731, respectively, for 2004 compared with 23,056 and 26,439, respectively, for 2003. The increase in the weighted average shares and our diluted weighted average shares coupled with the decrease in net income resulted in the decreased earnings per share and diluted earnings per share of $0.53 and $0.50, respectively, compared with $0.68 and $0.61, respectively, for 2003. We adopted EITF 04-08 as of December 31, 2004. We have $70,000 of 3.25% debentures that are convertible into approximately 3,913 million shares of common stock if certain conditions are met. Applying the if-converted method, as required by EITF 04-08, net income for the diluted earnings per share calculation is adjusted for interest expense associated with the convertible debt instrument and diluted weighted average shares outstanding are increased for shares issuable upon conversion. Prior period diluted shares outstanding and diluted earnings per share amounts have been revised to present comparable information.

Contractual Obligations

We lease facilities and equipment under long-term operating leases. These contractual obligations entered into in the ordinary course of business are not required to be reflected in our consolidated balance sheets, but may impact our liquidity. The following table sets forth our future minimum lease payments under non-cancelable operating leases, long-term debt and other contractual obligations and commitments at December 31, 2005:

	Payments by Due Periods (in thousands)
Contractual Obligations and Commitments	Total	Less than 1 year	1-3 years	3-5 years
Revolving credit facility	$—	$—	$—	$—
Convertible subordinated debentures (including interest)	76,376	2,275	74,101	—
Vendor contracts	32,674	11,984	20,690	—
Operating leases	3,796	1,644	1,825	327

Total	$112,846	15,903	96,616	327

(amounts in thousands, except average transaction amount, merchant count and per share data)

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of December 31, 2005 and 2004.

Liquidity and Capital Resources

General

Our working capital was $147,036 at December 31, 2005 versus $142,506 at December 31, 2004. The $4,530 increase can be primarily attributed to an increase in cash and cash equivalents.

Cash, cash equivalents and short-term investments were $31,585 as of December 31, 2005, an increase of $16,139 over the prior year total of $15,446. For the year ended December 31, 2005, we generated $17,050 in cash from operating activities. Cash from operations significantly exceeded net income for the year ended December 31, 2005 due to non-cash expense items, primarily related to provision for losses, depreciation, amortization and an impairment of goodwill. The cash generated in 2005 is due to the decrease in dining credits. The decrease in dining credits was due to (i) more conservative dining credits purchase policies, (ii) the decline in our restaurant count, and (iii) a slow-down in new dining credit activity due to the introduction of a new value-based selling approach during the second half of 2005. We believe that the investment made in the training of our sales consultants will result in increased sales productivity and cash will be redeployed in new dining credits purchases.

Net cash provided by investing activities for the year ended December 31, 2005 totaled $4,269 and was primarily the result of $6,772 in net proceeds from sales and maturities of short-term investments partially offset by $2,503 invested in capital equipment. Capital expenditures for the year ended December 31, 2005 consisted primarily of website redesign and development, the augmentation of a data warehouse and data security development.

During the year ended December 31, 2005, the only source of financing cash flow was provided from the exercise of warrants and options. Net cash provided by financing activities for the year ended December 31, 2005 totaled $1,439.

Revolving Credit Facility

On November 3, 2004, we entered into a $50,000 unsecured revolving credit facility with Bank of America, N.A. and LaSalle Bank, N.A. (the “Lenders”). For the three months ended March 31, 2005, we were in breach of certain financial covenants of the Credit Agreement and on April 25, 2005, we obtained a waiver from the Lenders of any default having occurred or to occur as a result of such breach. On July 19, 2005, we entered into an Amendment (“Amendment”) to the Credit Agreement with the Lenders. Pursuant to the Amendment, the Credit Agreement has been modified by reducing the credit facility to $25,000, accelerating the maturity date to June 30, 2006, revising the ratio of senior indebtedness to earnings before interest, taxes, depreciation and amortization, as further defined in the Amendment (“EBITDA”), establishing a minimum threshold of EBITDA and providing for a security interest in substantially all of the Company’s assets at the time the Company makes a borrowing under the Credit Agreement. As a result of the amendment, the Company applied EITF 98-14 and amortized an additional $268 of deferred financing costs relating to the old arrangement during the three months ended September 30, 2005. At December 31, 2005, we were in compliance with the covenants. The credit facility contains customary representations, warranties and covenants and includes customary events of default, including a change of control provision. The Company does not currently have any borrowings outstanding under the Credit Agreement.

(amounts in thousands, except average transaction amount, merchant count and per share data)

Convertible Subordinated Debentures

On October 15, 2003, we completed a private placement of $70,000 principal amount of our 3 1/4% Convertible Subordinated Debentures with a final maturity date of October 15, 2023. The debentures bear interest at 3.25% per annum, payable on April 15 and October 15 of each year. There were no interest payments outstanding at December 31, 2005. The net proceeds from the offering were $67,500 and the issuance costs of $2,500 are being amortized over five years. Holders of the debentures may require us to repurchase for cash all or part of their debentures on October 15, 2008, October 15, 2013 and October 15, 2018 or upon a change of control at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. We may redeem the debentures, in whole or in part, at any time after October 15, 2008 at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. The debentures are convertible prior to the maturity date into shares of our common stock at an initial conversion price of $17.89 per share, subject to adjustment for certain events, upon the occurrence of any of the following: (i) the closing price of our common stock on the trading day prior to the conversion date was 110% or more of the conversion price of the debentures on such trading day; (ii) we have called the debentures for redemption; (iii) the average of the trading prices of the debentures for any five consecutive trading day period was less than the average conversion value for the debentures during that period, subject to certain limitations; or (iv) we make certain distributions to holders of our common stock or enter into specified corporate transactions.

Securitization of Dining Credits

The revolving securitization of our dining credits was privately placed through asset-backed commercial paper conduits. Borrowing capacity under the facility was calculated based on a formula-driven advance rate applied to the then-current balance of dining credits that is eligible to be securitized. A portion of the proceeds from the private placement mentioned above were used to pay down the balance on our revolving securitization to zero and reduced the facility limit to $50,000 on October 15, 2003. In connection therewith, a portion of the securitization renewal fees were expensed and the balance was amortized over the remainder of the renewal term, which ended on May 13, 2004. We chose not to renew the securitization, and have replaced it with the revolving credit facility mentioned above. As of December 31, 2005, we have no further obligations under the revolving securitization.

Dining Credits

Dining credits funded (Gross dining credits less Accounts Payable—dining credits) was $133,784 at December 31, 2005, a decrease of $24,075 from the prior year. The decrease in dining credits funded occurred in the second half of 2005. This decrease was due to (i) more conservative dining credits purchase policies, (ii) the decline in our restaurant count, and (iii) a slow-down in new dining credit activity due to the introduction of a new value-based selling approach during the second half of 2005. We believe that the investment made in the training of our sales consultants will result in increased sales productivity and cash will be redeployed in new dining credits purchases. We believe that the purchase of dining credits can be funded generally from cash generated from operations and, if needed, from funds made available through the revolving credit facility.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (in thousands)

Our exposure to market risk for changes in interest rates is limited to the exposure related to our revolving credit facility and available for sale securities, each of which is tied to market rates. Our revolving credit facility is tied to the Eurodollar rate, which is basically LIBOR, plus an applicable rate. The Eurodollar rate is subject to interest rate risk. However, as of December 31, 2005, the amount outstanding under this revolving credit facility was zero.

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

We generally invest our excess cash in high-credit-quality fixed income securities and money market funds. The fair value of fixed income securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Cash equivalents consist of short-term investments with reputable financial institutions with durations of no more than 90 days. All of our cash equivalent are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Consolidated financial statements applicable to Rewards Network Inc. and subsidiaries are contained on the page(s) indicated.

Selected quarterly financial data under the caption “Note 18 Selected Quarterly Financial Data (unaudited)” are also filed as part of this annual report on Form 10-K.

REWARDS NETWORK INC.

Consolidated Financial Statements

December 31, 2005 and 2004

(With Independent Auditors’ Report Thereon)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Rewards Network Inc.:

We have audited the accompanying consolidated balance sheets of Rewards Network Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for each of the years in the three-year period ended December 31, 2005 as listed in item 15(a)(2) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

March 6, 2006

Miami, Florida

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Rewards Network Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A that Rewards Network Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), cash flows for each of the years in the three-year period ended December 31, 2005, and the related financial statement schedule and our report dated March 6, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

March 6, 2006

Miami, Florida

Certified Public Accountants

REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2005 and 2004

(in thousands, except per share data)

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$31,585	$8,728
Short-term available for sale securities	—	6,718
Accounts receivable, net of allowance for doubtful accounts of $2,498 and $2,793, respectively	7,240	7,642
Dining Credits, net of allowance for doubtful accounts of $21,192 and $26,943, respectively	121,026	143,947
Deferred income taxes	7,322	8,640
Prepaid expenses	2,532	1,588
Income taxes receivable	2,666	1,194

Total current assets	172,371	178,457

Property and equipment, net of accumulated depreciation and amortization of $17,137 and $13,194, respectively	8,565	10,450
Other assets	1,834	2,093
Excess of cost over net assets acquired	8,117	9,671

Total assets	$190,887	$200,671

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable—dining credits	$8,434	$13,031
Accounts payable—member benefits	6,399	13,191
Accounts payable—trade	3,800	2,494
Accrued compensation	1,783	2,641
Other current liabilities	3,693	2,978
Deferred membership fee income	1,226	1,616

Total current liabilities	25,335	35,951

Convertible subordinated debentures	70,000	70,000
Deferred income taxes	1,006	1,904
Other long-term liabilities	358	448

Total liabilities	96,699	108,303

Stockholders’ equity:
Common stock, par value $0.02 per share; authorized 70,000 shares; issued 26,625 and 26,041 shares, respectively; and outstanding 26,343 and 25,759 shares, respectively	533	521
Additional paid-in capital	61,725	59,450
Cumulative other comprehensive income (loss):
Unrealized losses on marketable securities, net of tax	—	(54)
Foreign currency translation, net of tax	359	259
Retained earnings	33,781	34,402
Treasury stock, at cost (282 shares of common stock)	(2,210)	(2,210)

Total stockholders’ equity	94,188	92,368

Total liabilities and stockholders’ equity	$190,887	$200,671

See accompanying notes to consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except earnings per share)

	Years ended December 31,
	2005	2004	2003
Operating revenues:
Sales	$287,145	$348,078	$349,026

Cost of sales	147,585	168,738	167,529
Provision for losses	22,522	19,711	16,502
Member benefits	42,777	69,918	76,357

Total direct expenses	212,884	258,367	260,388

Net revenue	74,261	89,711	88,638

Membership fees and other income	2,790	3,536	4,684

Total operating revenues	77,051	93,247	93,322

Operating expenses:
Salaries and benefits	18,623	18,322	16,781
Sales commissions and expenses	21,057	20,374	20,315
Professional fees	7,256	5,003	2,504
Member and merchant marketing	5,898	6,473	8,408
Goodwill impairment	1,554	—	—
General and administrative	19,790	18,023	16,763

Total operating expenses	74,178	68,195	64,771

Operating income	2,873	25,052	28,551

Other income (expense):

Interest and other income	502	348	194
Interest expense and financing costs	(3,255)	(3,152)	(2,565)

Income before income tax provision	120	22,248	26,180

Income tax provision	741	9,031	10,470

Net (loss) income	$(621)	$13,217	$15,710

Net (loss) income available for common stockholders	$(621)	$14,865	$16,048

(Loss) earnings per share of common stock:
Basic	$(0.02)	$0.53	$0.68

Diluted	$(0.02)	$0.50	$0.61

Weighted average number of common and common equivalent shares outstanding:
Basic	26,133	24,837	23,056

Diluted	26,133	29,731	26,439

See accompanying notes to consolidated financial statements

Rewards Network Inc. and Subsidiaries

Consolidate Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(in thousands)

	Preferred Stock		Common Stock		Treasury Stock		Additional paid -in capital	Cumulative other Comprehensive income(loss)	Retained earnings	Total
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount
Balance, December 31, 2002	1,330	133	20,530	411	260	(2,210)	48,573	4	5,490	52,401
Net income	—	—	—	—	—	—	—	—	15,710	15,710
Change in market value of available for sales securities	—	—	—	—	—	—	—	7	—	7

Comprehensive income										15,717
Preferred dividend	—	—	—	—	—	—	—	—	(15)	(15)
Stock options, awards and warrants exercised	—	—	2,357	46			3,982	—	—	4,028
Conversion of preferred stock	(1,330)	(133)	1,586	32	22	—	656	—	—	555
Income tax benefit arising from employee stock option plans	—	—	—	—	—	—	961	—	—	961

Balance, December 31, 2003	—	—	24,473	489	282	(2,210)	54,172	11	21,185	73,647
Net income	—	—	—	—	—	—	—	—	13,217	13,217
Change in market value of available for sales securities	—	—	—	—	—	—	—	(65)	—	(65)
Foreign exchange translation adjustments	—	—	—	—				259	—	259

Comprehensive income										13,411
Stock options and warrants exercised	—	—	1,568	32	—	—	4,524	—	—	4,556
Income tax benefit arising from employee stock option plans	—	—	—	—	—	—	754	—	—	754

Balance, December 31, 2004	—	—	26,041	521	282	(2,210)	59,450	205	34,402	92,368
Net loss	—	—	—	—	—	—	—	—	(621)	(621)
Change in market value of available for sales securities	—	—	—	—	—	—	—	54	—	54
Foreign exchange translation adjustments	—	—	—	—				100	—	100

Comprehensive loss										(467)
Issuance of stock awards and exercise of stock options	—	—	584	12	—	—	1,870	—	—	1,882
Income tax benefit arising from employee stock option plans	—	—	—	—	—	—	405	—	—	405

Balance, December 31, 2005	—	—	26,625	533	282	(2,210)	61,725	359	33,781	94,188

See accompanying notes to consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net (loss) income	$(621)	$13,217	$15,710
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,212	4,157	4,140
Loss on disposal of asset	179	—	—
Amortization of deferred financing cost	966	711	694
Goodwill impairment	1,554	—	—
Provision for losses on dining credits	22,522	19,711	16,502
Benefit on exercise of stock options	405	754	961
Stock-based compensation	443	—	66
Deferred income taxes	420	(965)	(283)

Changes in assets and liabilities:
Accounts receivable	88	(1,374)	(90)
Dining Credits including accounts payable—dining credits	(3,883)	(46,591)	(25,585)
Prepaid expenses	(943)	754	(695)
Income taxes receivable	(1,472)	231	(1,601)
Other assets	(802)	511	(1,234)
Accounts payable—trade	(5,486)	(773)	2,922
Accrued compensation	(857)	(2,107)	678
Other current liabilities	715	179	693
Deferred membership fee income	(390)	(485)	(115)

Net cash provided by (used in) operating activities	17,050	(12,070)	12,763

Cash flows from investing activities:
Additions to property and equipment	(2,503)	(5,298)	(5,505)
Purchases of available for sale securities	—	(20,736)	(51,535)
Sales and maturities of available for sale securities	6,772	32,308	34,108

Net cash provided by (used in) investing activities	4,269	6,274	(22,932)

Cash flows from financing activities:
Repayment of revolving securitization	—	—	(60,000)
Proceeds from issuance of convertible subordinated debentures	—	—	70,000
Payment of subordinated debenture issuance costs	—	—	(2,476)
Conversion of warrants and options for common stock, net	1,439	4,556	4,096
Dividends paid	—	—	(8)

Net cash provided by financing activities	1,439	4,556	11,612

Effect of exchange rate on cash	99	259	—

Net increase (decrease) in cash	$22,857	$(981)	$1,443

Cash and cash equivalents:
Beginning of the period	8,728	9,709	8,266

End of the period	$31,585	$8,728	$9,709

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest	$2,287	$2,479	$1,264

Income taxes	$1,411	$9,024	$11,431

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Tax benefit of stock options exercised	$405	$754	$961

The Company entered into capital lease obligations to acquire computer software and hardware totaling $508 and $165 in 2004 and 2003 respectively. The Company did not enter into capital lease obligations in 2005.

See accompanying notes to consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

(1) Description of Business and Summary of Significant Accounting Policies

(a) Description of Business

Rewards Network Inc. (the “Company”) commenced operations in 1984 as Transmedia Network Inc. and was reincorporated as a Delaware corporation in 1987. On January 30, 2002 the Company changed its name from Transmedia Network Inc. to iDine Rewards Network Inc. Effective December 9, 2003, the Company changed its name to Rewards Network Inc. from iDine Rewards Network Inc.

The Company is a leading provider of marketing services and loyalty programs to the restaurant industry. The Company helps thousands of restaurants and other merchants grow their businesses by providing marketing services, loyalty programs, business intelligence, and access to capital. The Company partners with leading airline frequent flyer programs, club memberships, and other affinity organizations to provide millions of members with incentives to do business with its participating merchants. The Company provides members with incentives in a variety of benefit currencies, including airline miles, a variety of loyalty/reward program points, and Cashback RewardsSM savings.

The Company primarily offers two programs to its participating restaurants—the Marketing Credits Program and the Marketing Services Program. The Marketing Credits Program provides participating restaurants with marketing, loyalty programs, business intelligence and also with access to capital through the Company’s purchase of dining credits from these restaurants. The Marketing Services Program provides participating restaurants with all of these services except access to capital because the Company does not purchase dining credits from restaurants that participating in the Marketing Services Program.

The Company obtains members through its relationships with airlines and other loyalty program providers, directly through its website, through corporate clients who participate in its corporate program, and through its relationships with payment card issuers. The Company is able to provide frequent flyer miles and other currencies as benefits to members through its relationships with these airlines, payment card issuers and other loyalty program providers.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

(b) Cash and Cash Equivalents

Cash and cash equivalents of $31,585 and $8,728 at December 31, 2005 and 2004, respectively, includes overnight repurchase agreements and money market funds with an initial term of less than three months. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(c) Investments

All marketable securities are deemed by management to be available for sale and are reported at fair value with net unrealized gains and losses on such securities reflected, net of related deferred income tax, in cumulative other comprehensive income (loss). Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities. Investments that at the date of purchase have a maturity greater than three months but less than a year are classified as short-term investments. The Company’s investments are comprised of instruments of the U.S. government and its agencies and certificates of deposit. At December 31, 2004, all of the Company’s investments, except for certificates of deposit, have a maturity date of less than one year. At December 31, 2005, the Company had no marketable securities.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

The amortized cost and market value of the Company’s investments at December 31, 2004 is shown in the table below:

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Short-term available for sale securities
U.S. government obligations	$6,772	$—	$54	$6,718

Long-term available for sale securities
Certificates of deposit	$331	$—	$—	$331

(d) Accounts Receivable

Accounts receivable are composed primarily of unprocessed and uncollected merchant billings and do not bear interest. The Company typically uses Automated Clearing House (“ACH”) debits to collect these billings from its participating merchants’ bank account. ACH debits are processed daily by the Company and sent electronically to the merchants’ bank account. Some of these ACH debits may not be collected for various reasons, including insufficient funds. The Company provides an allowance for losses on Accounts Receivable based on a percentage of the amount of uncollected ACH debits outstanding. The Company does not have any off-balance-sheet credit exposure related to its customers.

(e) Dining Credits

Dining credits (formerly “Rights to Receive” or “Marketing Credits”) are composed primarily of credits for food, beverage, goods and services acquired from restaurants on a wholesale basis, typically for cash. The dining credits acquired represent the Company’s right to receive future revenue from the restaurants when its members dine at those restaurants. dining credits are recorded at cost and stated at the gross amount of the commitment to the restaurant, net of an allowance for doubtful accounts. Accounts payable-dining credits represent the unfunded portion of the total commitments. At December 31, 2005, the period of time it takes for members to use outstanding dining credits was approximately 12 months. The Company reviews its ability to realize dining credits on a periodic basis and provides for anticipated losses on dining credits from restaurants that have ceased operations, restaurants that otherwise interfere with the Company’s ability to recover unused dining credits and restaurants where dining credits are not being utilized by members. All other balances are segregated and evaluated based on the size of the balance and the number of months required to recover the outstanding dining credits. Losses are reduced by recoveries of dining credits previously written off. Account balances are charged off against the allowance after collection efforts have been exhausted. The Company does not have any off-balance sheet credit exposure related to its participating merchants.

(f) Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Capital leases are stated at the present value of minimum lease payments. Depreciation on property and equipment is calculated on the straight-line method over an estimated useful life of three to five years. Amortization of leasehold improvements is calculated over the shorter of the lease term or estimated useful life of the asset.

(g) Software Development Costs

The Company has developed and/or purchased certain software applications and hardware that support its rewards administration platform. The Company has capitalized software and website development costs totaling

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

$831, $2,178 and $1,052 during the years ended December 31, 2005, 2004 and 2003, respectively. The amortization of these costs is calculated on a straight-line basis over a three-year life. During the years ended December 31, 2005, 2004 and 2003, the amortization of these capitalized costs totaled $1,292, $984 and $961, respectively. The Company had $1,874 and $2,415, respectively, of unamortized computer software costs at December 31, 2005 and 2004, respectively. All other software development and expansion expenditures are charged to expense in the period incurred.

(h) Excess of Cost Over Net Assets Acquired and Other Intangible Assets

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

We comply with SFAS No. 142, “Goodwill and Other Intangible Assets,” the current standard for periodic assessment of the carrying value of intangible assets, including goodwill. We assess the impact of SFAS No. 142 using a two-step approach to assess goodwill based on applicable reporting units and any intangible assets, including goodwill, recorded in connection with our previous acquisitions. During the three months ended March 31, 2005, certain territories related to reacquired franchises experienced a significant decline in sales related to unanticipated competition and the loss of key salespersons in these territories which contributed to an operating loss for the quarter. These financial results, coupled with several changes in senior sales management in the three months ended March 31, 2005, gave rise to the Company’s need to reassess the goodwill related to the reacquired franchises.

In accordance with the provisions of SFAS 142, the Company prepared a discounted cash flow analysis which indicated that the book value of certain reporting units exceeded their estimated fair value and that goodwill had been impaired. Accordingly, the Company recognized a non-cash impairment loss of $1,554 during the year ended December 31, 2005.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

(i) Revenue Recognition

The Company recognizes revenue when its members patronize its participating merchants and pay using a payment card they have registered with the Company. Revenue is recognized only if the member transaction

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

qualifies in accordance with the rules of the particular marketing program associated with that merchant. The amount of revenue recognized is that portion of the member’s total transaction amount that the Company is entitled to receive in cash, in accordance with the terms of the Company’s contract with the participating merchant. For example, if the total transaction amount by a member is one hundred dollars at a participating restaurant, as evidenced by the full amount of the payment card transaction, and the Company’s contract provides for the Company to receive 80%, the amount of revenue recognized is eighty dollars representing what the Company will actually realize in cash. Similarly, for a member’s total transaction amount at a participating restaurant in the Marketing Services Program where the Company has not purchased dining credits, revenue is recognized only to the extent that the Company is contractually entitled to receive cash for a portion of the member’s total transaction amount. The same one hundred dollar transaction referred to above in a Marketing Services restaurant may only yield twenty dollars in cash to be realized.

Membership fees and other income consists principally of renewal fees from the Cashback Rewards Program members and is recognized over the membership period, which is usually 12 months beginning in the month the fee is received. Cardholder membership fees are cancelable and refunded to members, if requested, on a pro rata basis based on the remaining portion of the membership.

(j) Cost of Sales and Member Benefits

Cost of sales is composed of the cost of dining credits and related transaction processing fees. The cost of dining credits is determined with respect to each individual merchant, according to the contractual funding ratio used when the dining credits were acquired. The typical ratio is two dollars of dining credits received for one dollar of cash paid to the merchant by the Company.

The vast majority of rewards are delivered to members in the form of a direct credit on their payment card statement, a dollar-denominated reward to a loyalty or rewards program account or a mileage credit to their frequent flyer account. Only members of the Cashback Rewards Program are eligible to receive cash credit on their registered payment card accounts. Cashback Rewards savings typically range from 5% to 20% of the member’s transaction amount with participating restaurants. Alternatively, members may elect to receive rewards in the form of airline frequent flyer miles with up to nine major airlines. Members receiving airline frequent flyer miles generally earn from one to ten miles for each dollar spent at participating restaurants.

Some companies participate in the Company’s Corporate Program. The companies register their employees’ corporate cards with the Company on a no fee basis. However, rewards are not provided until the employee reaches a certain level of qualified annual transaction amount. After reaching such level, the participating company receives a monthly check for the aggregate rewards earned by its employees when transacting at participating merchants. In some cases, a portion of the aggregate rewards goes to the employees in the form of airline frequent flyer miles. Rewards associated with the Corporate Program, and others like it, are charged to income during the period incurred. The retained savings prior to achieving the qualified annual transaction amount level are deferred and spread over the contract year on an effective rate basis, resulting in a reduction in the overall member benefits expense. These retained savings prior to achieving the qualified annual transaction amount level are not recorded as membership fees as described in note (i) above, but rather as a reduction in benefits by the Company neither paying nor expensing those amounts.

(k) Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

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

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested stock options awards in each period. See assumptions used in Note 11.

	Year ended December 31,
	2005	2004	2003
Net (loss) income—as reported	$(621)	$13,217	$15,710

Net (loss) income available to common stockholders	$(621)	$14,865	$16,048

Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	66	13	—
Deduct: Total stock-based employee compensation benefit (expense) determined under fair value based method for all awards, net of related tax effect	1,622	(2,679)	(3,947)

Net income available to common stockholders—pro forma	$1,067	$12,199	$12,101

(Loss) earnings per share
Basic—as reported	$(0.02)	$0.53	$0.68

Basic—pro forma	$0.04	$0.42	$0.51

Diluted—as reported	$(0.02)	$0.50	$0.61

Diluted—pro forma	$0.04	$0.41	$0.46

The stock-based employee compensation (expense) benefit in 2005 was due to significant forfeitures.

(m) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

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

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

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

Excess of cost over net assets acquired and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

(n) Segment Information

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”) establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The consolidated financial information is in the same format as the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, the providing of benefits to its members.

(o) Basic and Diluted Net (Loss) Income per Share

Basic and diluted net (loss) income per share was computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding for each period presented. Potentially dilutive securities were considered for the years ended December 31, 2005, 2004 and 2003 to the extent dilutive. There were 4,102 weighted average shares of common stock equivalents which were excluded for 2005 as their effect would have been anti-dilutive.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

For periods with potentially dilutive securities, incremental shares and adjustments to net income are determined using the “if converted” and treasury stock method as follows.

	Year ended December 31,
	2005	2004	2003
Net (loss) income as reported	$(621)	$13,217	$15,710
Series A Preferred Stock dividends	—	—	(15)
Convertible debentures, net of tax benefit	—	1,648	353

Net (loss) income available to common stockholders	$(621)	$14,865	$16,048

Weighted average number of shares of common stock and common stock equivalents outstanding
Basic	26,133	24,837	23,056
Series A Preferred Stock	—	—	97
Stock options and restricted stock	—	513	1,201
Warrants	—	468	1,260
Convertible debentures	—	3,913	825

Diluted	26,133	29,731	26,439

(Loss) earnings per share
Basic	$(0.02)	$0.53	$0.68

Diluted	$(0.02)	$0.50	$0.61

(p) Comprehensive Income (loss)

Comprehensive (loss) income presents a measure of all changes in stockholders’ equity except for changes in stockholders’ equity resulting from transactions with stockholders in their capacity as stockholders. The Company’s other comprehensive (loss) income presently consists of net unrealized holding gains (losses) on investments available for sale and gain on foreign exchange.

(q) Foreign Currencies

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

(r) Recent Accounting Pronouncements

In September 2004, the Emerging Issues Task Force of the FASB reached consensus on Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). The guidance requires companies to include shares issuable under convertible debt in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. The

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

Company adopted EITF 04-08 as of December 31, 2004 and prior period’s diluted shares outstanding and diluted earnings per share amounts were restated to present comparable information. The Company has $70,000 of 3.25% debentures that are convertible into approximately 3,913 shares of common stock if certain conditions are met. Applying the if-converted method, as required by EITF 04-08, net income (loss) for the diluted earnings per share calculation is adjusted for interest expense associated with the convertible debt instrument and diluted weighted average shares outstanding are increased for shares issuable upon conversion.

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement will require measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock options. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. Currently, our Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and will continue to utilize this model upon adoption of SFAS No. 123(R). The Company will adopt this Statement on January 1, 2006 under the modified prospective method of application. Under that method, the Company will recognize compensation costs for new grants of share-based awards, awards modified after the effect date, and the remaining portion of the fair value of the unvested awards at the adoption date. In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (“SAB 107”), “Share-Based Payment,” providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, and the disclosures in management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to the adoption. The Company will provide SAB 107 required disclosures upon adoption of SFAS 123R. The Company estimates that the adoption of Statement 123R will result in the recognition of compensation costs for share based awards of $380 or $0.01 per diluted share in 2006.

In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections” (“SFAS 154”). The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements”. The Company will adopt the provisions of SFAS 154, effective January 1, 2006 for its fiscal 2006 consolidated financial statements. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No 47 Accounting for Conditional Asset Retirement Obligations (“FIN 47”) which requires conditional asset retirement obligations to be recognized if a legal obligation exists to perform asset retirement activities and a reasonable estimate of the fair value of the obligation can be made. FIN 47 also provides guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted the provisions of FIN 47 on December 31, 2005. No conditional asset retirement obligations were recognized and, accordingly, the adoption of FIN 47 had no effect on the Company’s consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

(s) Reclassification

Certain 2003 and 2004 amounts have been reclassified to conform to the 2005 presentation.

(t) Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. The principal estimate used by the Company relates to the allowance for dining credits losses. Additionally, the Company uses estimates to determine the effective cost of benefits in the Corporate Program and in the valuation of long lived assets. Actual results could differ from those estimates.

(2) Chief Executive Officer Compensation Agreements

On March 29, 2005, the Company’s Board of Directors appointed Ronald L. Blake as President and Chief Executive Officer. Further, on September 13, 2005, the Company entered into an employment agreement with Mr. Blake and he was elected to the Board of Directors. The employment agreement provides for Mr. Blake to receive an annual base salary of $540, and eligibility for an annual performance bonus of up to 100% of his annual base salary upon achievement of target performance objectives.

On September 13, 2005, Mr. Blake received options to purchase 250 shares of the Company’s common stock at an exercise price of $7.50 per share, vesting 40% on December 31, 2006, 30% on December 31, 2007, and 30% on December 31, 2008. The closing price of the Company’s common stock on the grant date was $6.15. On February 22, 2006, the Company granted Mr. Blake restricted stock unit awards entitling him to receive 250 shares of the Company’s common stock, with 186 shares vesting on December 31, 2006, and the remaining 64 shares vesting on December 31, 2007. On January 9, 2006, Mr. Blake granted a waiver to the Company deferring the issuance of these restricted stock unit awards from no later than January 1, 2006 until no later than March 1, 2006. The Company will also grant to Mr. Blake after June 1, 2006, restricted stock unit awards entitling Mr. Blake to receive 215 shares of the Company’s common stock, with 75.5 shares vesting on December 31, 2007, and the remaining 139.5 shares vesting on December 31, 2008. The stock options and restricted stock units vest only if Mr. Blake remains employed by the Company as of each vesting date, and the restricted stock units vest only if the Company attains applicable performance goals. All equity compensation awards granted to Mr. Blake are subject to the approval of the Compensation Committee and will fully vest upon a change of control, as defined in the employment agreement. The employment agreement also provides for non-competition, non-solicitation and confidentiality obligations of Mr. Blake.

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

On March 29, 2005, George S. Wiedemann, the former President and Chief Executive Officer, resigned. As part of his severance agreement, Mr. Wiedemann will receive $807 of severance payments over a period of

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

twelve months following his resignation and COBRA reimbursement for a period of twelve months. Mr. Wiedemann also resigned from the Board of Directors. The entire amount relating to the severance was recorded during the year ended December 31, 2005. At December 31, 2005, $220 of Mr. Wiedemann’s severance remained unpaid and is included in accounts payable-trade.

(3) Revolving Credit Facility

On November 3, 2004, the Company entered into an unsecured revolving credit facility with Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, and the other lender party thereto, allowing the Corporation to borrow up to $50,000 prior to July 13, 2008. Up to $5,000 of the facility can be used for letters of credit. The interest rates under the credit facility vary and are based on the federal funds rate, the prime rate and/or LIBOR and the Corporation’s ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. Advances under the credit facility are subject to certain conditions precedent, including the accuracy of certain representations and warranties and the absence of any default or unmatured default. The Company paid origination fees and expenses aggregating $283.

The credit facility has financial covenants that the Company will maintain a ratio of indebtedness to earnings before interest, taxes, depreciation and amortization that do not exceed a stated amount and that the Corporation will maintain a minimum net worth. The credit facility contains customary representations, warranties and covenants and includes customary events of default, including a change of control provision.

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

On July 19, 2005, the Company, Bank of America, N.A., and the lenders party thereto entered into an Amendment (“Amendment”) to the Credit Agreement. Pursuant to the Amendment, the Company and the lenders modified the Credit Agreement by reducing the facility to $25,000, accelerating the maturity to June 30, 2006, revising the ratio of senior indebtedness to earnings before interest, taxes, depreciation and amortization, as further defined in the Amendment (“EBITDA”), establishing a minimum threshold of EBITDA and providing for a security interest in substantially all of the Company’s assets at the time the Company makes a borrowing under the Credit Agreement. At December 31, 2005, the Company was in compliance with the covenants.

Issue 98-14 of the Emerging Issues Task Force of the FASB (EITF No. 98-14) states that if the borrowing capacity of the new arrangement is less than the borrowing capacity of the old arrangement, any fees paid to the creditor and any third-party costs incurred should be associated with the new arrangement (that is, deferred and amortized over the term of the new arrangement). In addition, any unamortized deferred costs relating to the old arrangement at the time of the change should be written off in proportion to the decrease in borrowing capacity of the old arrangement. The remaining unamortized deferred costs relating to the old arrangement should be deferred and amortized over the term of the new arrangement. As a result of the amendment, the Company amortized an additional $268 of deferred financing costs relating to the old arrangement during the three months ended September 30, 2005. The remaining $61 of deferred financing costs is being amortized over the maturity date of June 30, 2006. As of December 31, 2005, the Company did not have any borrowings outstanding under the Credit Agreement.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

(4) Goodwill Impairment

In 1997, the Company started the systematic reacquisition of its franchised territories, which it completed by mid-2000. At the time of the reacquisition, the Company accounted for the excess of cost over fair value of assets acquired as goodwill. During the first quarter of 2005, certain of these reacquired territories experienced a significant decline in sales related to unanticipated competition and the loss of key salespersons in these territories, which contributed to an operating loss for the quarter. These financial results, coupled with several changes in senior sales management in the first quarter, gave rise to the Company’s need to reassess the goodwill related to the reacquired franchises.

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards “SFAS” No. 142 “Goodwill and Other Intangible Assets”, the Company prepared a discounted cash flow analysis which indicated that the book value of certain reporting units exceeded their estimated fair value and that all of the goodwill associated with these reporting units had been impaired. Accordingly, the Company recognized a non-cash impairment loss of $1,554 during the year ended December 31, 2005.

(5) Convertible Subordinated Debentures

On October 15, 2003, the Company completed a private placement of $70,000 principal amount of its 3.25% Convertible Subordinated Debentures with a final maturity date of October 15, 2023. The debentures bear interest at 3.25% per annum, payable on April 15 and October 15 of each year. All required interest payments have been made as of December 31, 2005. The net proceeds from the offering were $67,500, and the issuance costs of $2,500 will be amortized over five years. Holders of the debentures may require the Company to repurchase for cash all or part of their debentures on October 15, 2008, October 15, 2013 and October 15, 2018 or upon a change of control at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. The Company may redeem the debentures, in whole or in part, at any time after October 15, 2008 at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. The debentures are convertible prior to the maturity date into shares of the Company’s common stock at an initial conversion price of $17.89 per share, subject to adjustment for certain events, upon the occurrence of any of the following: (i) the closing price of the Company’s common stock on the trading day prior to the conversion date was 110% or more of the conversion price of the debentures on such trading day; (ii) the Company has called the debentures for redemption; (iii) the average of the trading prices of the debentures for any five consecutive trading day period was less than the average conversion value for the debentures during that period, subject to certain limitations; or (iv) the Company makes certain distributions to holders of the Company’s common stock or enters into specified corporate transactions.

(6) Securitization of Dining Credits

Using part of the proceeds from the private placement described in Note 3, on October 15, 2003 the Company paid down the balance on its revolving securitization to zero and reduced the facility limit to $50,000. In connection therewith, a portion of the securitization renewal fees were expensed and the balance was amortized over the remainder of the renewal term, which ended on May 13, 2004. The Company chose not to renew the securitization and replaced it with the revolving credit facility described in Note 3. As of December 31, 2005, the Company has no further obligations under the revolving securitization.

(7) Equity Private Placement and Preferred Stock Tender Offer and Conversion

On June 12, 2002, the Company sold 3,000 shares of its common stock at $9.50 per share in a private placement to a group of 15 unaffiliated institutional investors from which the Company received $26,280, net of financial advisory, agent and legal fees.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

The entire net proceeds from the stock issuance were used to repurchase shares of the Company’s outstanding Series A Convertible Preferred Stock issued in connection with a rights offering on November 30, 1999. The Company commenced a cash tender offer on June 13, 2002 to purchase up to a maximum of 2,475 shares, or 61.1%, of its outstanding Series A Convertible Preferred Stock at a price of $10.62 per share. The tender offer expired on July 15, 2002, and a total of 3,177 shares of Series A Convertible Preferred Stock were tendered. Since more than the 2,475 shares were tendered, the Company accepted and paid for shares on a pro rata basis from among the validly tendered shares. In addition to the purchase price, tendering stockholders also received a payment in lieu of cash dividends for the period July 1 through July 15, 2002 equal to $0.006 per share of Series A Convertible Preferred Stock accepted.

On December 24, 2002, the Company gave notice to holders of Series A Preferred Stock of the Company’s intention to exercise its right to convert all of the issued and outstanding shares of Series A Preferred Stock into shares of the Company’s common stock. On January 23, 2003, 1,329 shares of Series A Preferred Stock, the total amount then issued and outstanding, were converted into 1,586 shares of the Company’s common stock. Each share of Series A Preferred Stock was converted into 1.19316 shares of the Company’s common stock. Each holder of record of Series A Preferred Stock on January 23, 2003 also received a partial quarterly cash dividend prorated for the period from January 1, 2003 through January 23, 2003.

On November 16, 2004, the Company filed with the Delaware Secretary of State a Certificate of Elimination eliminating the Company’s Series A Preferred Stock. No shares of the Company’s Series A Preferred Stock were issued and outstanding as of December 31, 2003 and 2004.

(8) Certain Relationships and Related Party Transactions (square footage not in thousands)

On August 30, 1999, the Company entered into an office lease agreement with EOP—Northwest Properties, L.L.C., an affiliate of Equity Office Properties Trust. Samuel Zell, the Company’s Chairman of the Board of Directors through September 13, 2005, is Chairman of the Board of Trustees and a shareholder of Equity Office Properties Trust. The lease is for office space at 999 Third Avenue, Suite 3800, Seattle, Washington. The term of the lease commenced on September 1, 1999, and the lease was terminated effective August 31, 2005. The Company paid rent of $11, $18 and $18 for the years ended December 31, 2005, 2004 and 2003, respectively.

On May 5, 2003, the Company entered into an office lease agreement with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, a limited partnership comprised in part of trusts established for the benefit of Samuel Zell and members of his family. The trustees of these trusts is Chai Trust Company, L.L.C., and Donald J. Liebentritt, the current Chairman of the Board of Directors of the Company, is President of Chai Trust Company, L.L.C. The lease initially provided for 10,000 square feet of office space at Two North Riverside Plaza, Chicago, Illinois and, effective July 1, 2004, the Company exercised its option to increase this space to 14,324 square feet. The term of the lease is from September 1, 2003 through August 31, 2008. The Company paid rent of $287, $212 and $62 for the years ended December 31, 2005, 2004 and 2003, respectively.

On November 2, 2005, the Company has entered into two storage space lease agreement with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, one dated November 2, 2005 and one dated October 22, 2003. The leases provides for an aggregate of 1,130 square feet of storage space at Two North Riverside Plaza, Chicago, Illinois. The term of the November 2, 2005 lease is from November 7, 2005 through August 31, 2008 and the term of the October 22, 2003 lease is month-to-month. The Company paid rent for these storage spaces of $2 for the year ended December 31, 2005.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

On October 20, 2005, the Company entered into an office sublease agreement with Equity Group Investments, L.L.C. (“EGI”). Donald J. Liebentritt, the Company’s Chairman, is a Senior Advisor with EGI and Nils E. Larsen, a director of the Company, is a Managing Director of EGI. The sublease provides for 1,112 square feet of office space at Two North Riverside Plaza, Chicago, Illinois. The term of the sublease is from October 21, 2005 and continues on a month-to-month basis. The Company paid rent of $5 for the year ended December 31, 2005.

On June 25, 2004, the Company entered into an office lease agreement with Equity Office Management, L.L.C., as indirect manager of San Felipe Plaza, Ltd., a limited partnership. Equity Office Management, L.L.C. is an affiliate of Equity Office Properties Trust. The lease provides for 827 square feet of office space at 5847 San Felipe, Suite 1675, Houston, Texas. The term of the lease is from July 1, 2004, through June 30, 2009. The Company paid rent of $21 and $8 for the years ended December 31, 2005 and 2004.

On June 20, 2005, the Company entered into an office lease agreement with CA Shorebreeze Limited Partnership, an affiliate of Equity Office Properties Trust. The lease is for office space at 255 Shoreline Drive, Suite 145, Redwood City, California. The term of the lease is from August 10, 2005 through February 9, 2009. The Company paid rent of $11 for the year ended December 31, 2005.

On August 4, 2005, the Company entered into an office license agreement with WA-Columbia Center, L.L.C., an affiliate of Equity Office Properties Trust. The license is for office space at 701 Fifth Avenue, Suite 1410, Seattle, Washington. The term of the license is from August 1, 2005 through July 31, 2008. The Company paid rent of $12 for the year ended December 31, 2005.

The future minimum lease obligation for these five leases is as follows:

Year ending December 31,	(in thousands)
2006	352
2007	361
2008	257
Thereafter (through June 30, 2009)	8

Total minimum lease payments	$978

Equity Group Investments, L.L.C. (“EGI”), an affiliate of Samstock, L.L.C., the Company’s largest stockholder, provided investment and other financial advisory services to the Company in 2004 and 2003. The Company paid $188 and $250, respectively, to EGI for these services for each of the years ended December 31, 2004 and 2003. Samuel Zell serves as Chairman of EGI. This arrangement was terminated as of September 30, 2004.

On October 11, 2004, the Company entered into an agreement with EGI for administrative services beginning October 18, 2004 and continuing on a month-to-month basis, with a 30-day written notice required for cancellation. The administrative services consist of rent for 1,251 square feet of additional office space at Two North Riverside Plaza, Chicago, Illinois, utilities and maintenance service. The Company paid $9 and $4, respectively, to EGI for these services for each of the years ended December 31, 2005 and 2004. This agreement was terminated as of April 30, 2005.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

(9) Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2005	2004
Furniture, fixtures and equipment	$17,905	$16,503
Computer hardware and software	6,468	5,826
Leasehold improvements	1,329	1,315

	25,702	23,644

Less accumulated depreciation and amortization	(17,137)	(13,194)

Property and equipment, net	$8,565	$10,450

Depreciation and amortization expense was $4,212, $4,157 and $4,140 for the years ended December 31, 2005, 2004 and 2003, respectively. Loss on disposal of assets was $179 for the year ended December 31, 2005. There were no losses on disposal of assets in 2004 and 2003.

(10) Fair Values of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash and cash equivalents, net accounts receivable, net dining credits, prepaid expenses, accounts payable—trade, accounts payable—member benefits, accrued compensation, and other accrued expenses approximate fair value because of the short maturity of those instruments. Marketable securities are stated at fair value with unrealized gains and losses included as a component of shareholders’ equity until realized. The carrying value of convertible subordinated debentures at December 31, 2005 and 2004 was $70,000. The estimated fair value of the convertible subordinated debentures based on quoted market prices at December 31, 2005 and 2004 was $56,525.

(11) Stock Option and Warrant Summary

Stock Option Plan

In May, 2004, the Company’s stockholders approved the 2004 Long-Term Incentive Plan (the “Plan”) which represented an amendment and restatement of the Company’s 1996 Long-Term Incentive Plan (the “1996 Plan”). The Plan increased the number of shares of common stock that may be subjected to outstanding awards at any point in time to 4,540. The Non-Employee Director Awards Program (the “NED Program”), adopted pursuant to the Plan allows for non-employee directors to choose to take directors fees in either cash or a current or deferred stock award. The NED Program also provides for the payment of $30 per year to each non-employee director, a payment of $40 per year to the Chairman of the Board or Directors, a payment of $20 per year to the Chairman of the Audit Committee and a payment of $10 per year to each other member of the Audit Committee. In 2004, the NED Program provided for the automatic grant to non-employee directors of options to purchase 10 shares of the Company’s common stock following each annual meeting of the Company’s stockholders, and was amended in the fourth quarter of 2004 to provide for quarterly grants of 2 restricted stock units in lieu of the stock option grant.

For the year ended December 31, 2005, the Company granted 70 restricted stock units to non-employee directors with a weighted average grant date fair value of $5.17 per restricted stock unit. No restricted

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

stock awards were granted to non-employee directors for the year ended December 31, 2004 and 2003. At December 31, 2005, 150 shares of the Company’s common stock were reserved for issuance as deferred stock awards, 70 shares of the Company’s common stock were reserved for issuance as restricted stock units to directors as compensation for serving on the Company’s Board of Directors and 10 shares of the Company’s common stock were reserved for issuance as stock awards to certain executives as incentive compensation. Also, during the year ended December 31, 2005, 10 restricted stock units that were unvested at the time were canceled for certain individuals who no longer serve on the Board or Directors. Under the Plan, the Company may grant awards, which may include stock options, stock appreciation rights, restricted stock, deferred stock, stock granted as a bonus or in lieu of other awards, dividend equivalents and other stock based awards to directors, officers and other key employees and consultants of the Company. Options are exercisable beginning not less than one year after date of grant. All options expire either five or ten years after the date of grant. Restricted stock unit grants to executives are first subject to a financial performance test and then vest ratably over a three year period, commencing with the performance test year.

At December 31, 2005 and 2004 there were 820 and 1,626 shares, respectively, available for grant under the 2004 Plan and the 1996 Plan. The Company uses the Black Scholes Model to calculate the estimated fair value of options granted. The following represents the estimated fair value of options granted and the weighted-average assumptions used in calculating such estimate:

	Years ended December 31,
	2005	2004	2003
Weighted average fair value per option granted	$3.05	$6.10	$6.27
Stock volatility	60%	43%	54%
Risk-free interest rate	4.0%	4.3%	3.6%
Expected stock dividend yield	0%	0%	0%
Expected life of options	4 - 7 years	5 - 10 years	5 - 10 years

Stock option activity during the periods indicated is as follows:

	Within Plan Options		Non Plan Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at December 31, 2002	2,478	4.57	150	3.00

Granted	1,292	9.01	750	9.58
Exercised	(654)	5.57	—	—
Cancellations	(35)	8.06	—	—

Balance at December 31, 2003	3,081	6.15	900	8.48
Granted	340	10.09	—	—
Exercised	(434)	4.04	(150)	3.00
Cancellations	(248)	6.00	—	—

Balance at December 31, 2004	2,739	$6.99	750	$9.58
Granted	340	6.62	—	—
Exercised	(496)	2.90	—	—
Cancellations	(1,132)	9.15	(750)	9.58

Balance at December 31, 2005	1,451	$6.63	—	$—

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

Options were granted outside the 1996 Plan to a member of the Company’s Board of Directors in 2001 and to the Company’s President and Chief Executive Officer in 2003.

During the year ended December 31, 2005, the Company issued 250 options with the exercise price higher than the market price of the Company’s stock on the date of grant. The weighted average exercise price on these options was $7.50 per share and the weighted average grant date fair value was $3.33 per share. Also, during the year ended December 31, 2003, the Company issued 1,000 options with the exercise price lower than the market price of the Company’s stock on the date of grant. The weighted average exercise price on these options was $9.58 per share and the weighted average grant date fair value was $6.45 per share. All options granted during the year ended December 31, 2004 were issued at the market price of the Company’s stock on the grant date.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Average Exercise Price	Number Exercisable	Average Exercise Price
$ 2.38 to $ 4.25	357	5.34	$3.35	316	$3.24
$ 4.26 to $ 7.49	273	5.40	5.63	218	5.56
$ 7.50 to $ 7.50	250	9.70	7.50	—	—
$ 7.51 to $ 8.00	310	7.26	7.87	212	7.81
$ 8.01 to $10.55	261	7.88	9.86	227	9.85

Total	1,451	6.97	$6.63	973	$6.30

At December 31, 2005 and 2004, the number of options exercisable was 973 and 1,827, respectively, and the weighted-average exercise price of those options was $6.30 and $6.13, respectively.

Warrants

The Company has issued warrants for its Common Stock, par value $0.02 per share common stock. A summary of warrants outstanding is as follows:

	Warrant Shares	Warrant Price Per Share	Expiration Date
Balance at December 31, 2002	4,926

Warrants exercised	(95)	$6.00 - $8.00	March 3, 2003
Warrants expired/cancelled	(2)	$6.00 - $8.00	March 3, 2003
Warrants exercised	(2,808)	$5.93 - $7.30	April 28, 2005

Balance at December 31, 2003	2,021

Warrants exercised	(949)	$2.48	November 9, 2004
Warrants exercised	(110)	$5.93 - $7.30	April 28, 2005

Balance at December 31, 2004	962

Warrants expired/cancelled	(962)	$5.93 - $7.30	April 28, 2005

Balance at December 31, 2005	—

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

As of December 31, 2005, the Company had no warrants outstanding. A total of 962 warrants expired during the year ended December 31, 2005.

(12) Income Taxes

Income tax expense attributable to income from continuing operations for the periods listed below consists of:

	Years ended December 31,
	2005	2004	2003
Current:
U.S. federal	$34	$7,957	$8,798
State and local	286	2,039	1,954

Total Current	320	9,996	10,752

Deferred:
U.S. federal	213	(949)	(249)
State and local	208	(16)	(33)

Total Deferred	421	(965)	(282)

Total Provision	$741	$9,031	$10,470

Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the statutory federal income tax rate of 34% for the year ended December 31, 2005 and 35% for the years ended December 31, 2004 and 2003 to pre-tax income from continuing operations as a result of the following:

	Years ended December 31,
	2005	2004	2003
Expected federal tax	$41	$7,787	$9,163
State and local taxes, net of federal income tax benefit	119	1,235	1,248
Valuation allowance change	251	245	—
Change in rate	375	—	—
Unrealized foreign tax benefit	(187)	(245)	—
Other	142	9	59

Total	$741	$9,031	$10,470

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	December 31, 2005	December 31, 2004
Deferred tax assets:
Reserve for dining credits losses	$6,301	$7,708
Foreign operating loss carryforward	432	245
Severance expense	256	—
Reserve for sales commissions	205	360
Deferred directors compensation	387	412
Other	237	160

Gross deferred tax assets	7,818	8,885
Less valuation allowance	(496)	(245)

Deferred tax assets	7,322	8,640

Deferred tax liabilities:
Property and equipment	1,244	1,827
Other	(238)	77

Deferred tax liabilities	1,006	1,904

Net deferred tax asset	$6,316	$6,736

The Company believes that it is more likely than not that the results of future domestic operations will generate sufficient taxable income to realize the deferred tax assets. The valuation allowance for deferred tax assets as of December 31, 2005 and 2004 was $496 and $245, respectively. The Company established a valuation allowance on the foreign operating loss carryforward included in deferred tax assets. The Company also established a valuation allowance against the Capital Loss carryforwards generated beginning in the 2002 tax year. These capital loss carryforwards begin expiring in the 2007 tax year.

(13) Leases

The Company leases several office spaces, including those discussed in Note 8, under long-term lease agreements. Future minimum lease payments under non-cancelable operating leases as of December 31, 2004 are as follows:

Year ended December 31,
2006	$1,644
2007	1,146
2008	679
2009	201
Thereafter (through December 3, 2010)	126

Total minimum lease payments	$3,796

Effective December 5, 2005, the Company subleased its New York sales office and moved that sales office to a new location. The term of the sublease coincides with the term of our current lease on this property, both of which expire on October 31, 2006. The sublease calls for monthly rent payment of $12 and the monthly rent payment the Company is required to make under the original lease agreement is $12. Both obligations are included in the table above.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

Rent expense charged to operations was $1,687, $1,488 and $1,281 for the years ended December 31, 2005, 2004 and 2003, respectively.

Capital leases, included in net property and equipment at December 31, 2005, consist of an obligation for certain computer equipment and software with options for the Company to purchase the leased property at the end of the lease terms which is March 2007. At December 31, 2005 and 2004, the Company had $910 recorded as capital leases and accumulated amortization of $643 and $442, respectively. Amortization of assets recorded under capital leases, included in depreciation and amortization expense, amounted to $200, $197 and $164 for the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum lease payment on this capital lease for 2006 and 2007 is $208 and $49, respectively.

(14) Business and Credit Concentrations

As of December 31, 2005, the Company had contracts or relationships with nine major airlines that offer frequent flyer miles as rewards. Also, for the year ended December 31, 2005, members of each of the United Airlines, Delta Airlines and Upromise Inc. programs represented 10% or more of the Company’s sales and for the years ended December 31, 2004 and 2003 members of each of the United Airlines and Upromise Inc. programs represented 10% or more of the Company’s sales. The following table illustrates the Company’s partner sales concentration as a percentage of total sales:

	2005	2004	2003
Airlines	57%	57%	57%

All partners that represent 10% or more of sales	46%	34%	33%

(15) Minimum Vendor Obligations

The Company has agreements with various partners and vendors that obligate the Company, among other things, to certain minimum benefit currency purchases as well as minimum thresholds of marketing activities. These marketing activities may include advertising and promotion, award currency purchases and/or dining program size. The advertising and promotion and award currency purchases are generally measured over a twelve month period. The Company periodically evaluates whether its minimum partner obligations with respect to each partner will be satisfied.

At December 31, 2005, the Company determined that there was a $644 shortfall in its minimum benefit currency purchase requirement. The contract allows for the Company to purchase the required shortfall in benefit currency by March 1, 2006. The Company recorded a liability of $644 for this amount for the year ended December 31, 2005 and a corresponding prepaid asset. The additional benefit currency purchased from the partner was used to satisfy awards to members for the two months ended February 2006. We remain obligated to future annual minimum payments through December 2008. In the event the Company’s benefit currency purchases are less than the contractual minimum, the additional benefit currency purchased from the partner may be used to satisfy awards to members in the subsequent period. The Company does not believe that any such liability would have a material impact on its consolidated financial position, results of operations or cash flows.

At December 31, 2005, the Company had vendor contract commitments totaling $32,674.

(16) Litigation

On May 25, 2004, a complaint was filed in the Los Angeles County Superior Court against the Company and certain of its subsidiaries by Bistro Executive, Inc., Westward Beach Restaurant Holdings, LLC and MiniBar Lounge, all of which were participants in the Company’s dining credits Purchase Plan (the “Dining Plan”), and their respective owners.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

The complaint was brought as a putative class action and alleges that amounts paid by the Company under the Dining Plan constituted loans in violation of California usury laws and the California Unfair Competition Law. The complaint seeks, among other relief, damages and equitable and injunctive relief, including disgorgement of all purported “interest” and profits earned by the Company from the Dining Plan in California, which plaintiffs allege to be a significant portion of an amount in excess of $300 million, and treble damages for all purported “interest” paid within one year prior to the filing of the complaint.

On June 25, 2004, the action was removed to the United States District Court for the Central District of California.

On October 11, 2005, plaintiffs’ motion for class certification was granted certifying two classes as follows: (i) all California restaurants which, from May 25, 2000 to May 25, 2004, participated in the Dining Plan and which took a cash advance from the Company pursuant to its California Dining Plan agreements, and (ii) all persons who, from May 25, 2000 to May 25, 2004, guaranteed payment of cash advances underlying the Company’s California Dining Plan agreements. Trial had been set for April 24, 2006, but the date was continued and a new trial date has been set for October 3, 2006. The Company disputes the allegations of wrongdoing in this complaint, and will continue to defend itself vigorously in this matter. The ultimate cost to the Company from this action is not possible to predict and may not be determined for a number of years.

On October 1, 2004, a complaint was filed in the United States District Court for the Eastern District of Texas against Rewards Network Inc. by Source Inc. The complaint claims that the Company is infringing four patents owned by Source Inc. The complaint seeks, among other relief, treble damages due to willful infringement and equitable relief. The Company disputes the allegations of wrongdoing in this complaint, and will continue to defend itself vigorously in this matter. The ultimate cost to the Company from this action is not possible to predict and may not be determined for a number of years.

(17) Subsequent Event

On February 22, 2006, the Compensation Committee of the Board of Directors of the Company (“Compensation Committee”) approved the grant of a restricted stock unit award pursuant to the Company’s 2004 Long-Term Incentive Plan to Ronald L. Blake as set forth in the Employment Agreement between the Company and Mr. Blake dated as of September 13, 2005 (“Blake Employment Agreement”). The Compensation Committee approved the grant to Mr. Blake of a restricted stock unit award entitling Mr. Blake to receive 250 shares of the Company’s common stock, with 186 shares vesting on December 31, 2006, and the remaining 64 shares vesting on December 31, 2007. This restricted stock unit award vests only if Mr. Blake remains employed by the Company as of each vesting date and the Company attains applicable performance goals based on the Company’s earnings before interest, income taxes, depreciation and amortization, excluding unusual and non-recurring gains and losses (“EBITDA”). This restricted stock unit award will fully vest upon a change in control, as defined in the Blake Employment Agreement.

In addition, the Compensation Committee approved the grant of restricted stock unit awards to certain members of the Company’s management. These employees received restricted stock units entitling them to receive a total of 221 shares of the Company’s common stock. These restricted stock unit awards vest in three equal installments beginning on the first anniversary of the date of grant if the Company attains applicable performance goals based on the Company’s EBITDA in 2006 (“2006 Performance Target”). If the Company does not achieve the 2006 Performance Target, but achieves a cumulative EBITDA target for 2006 and 2007 (“2007 Cumulative Performance Target”), these restricted stock unit awards will vest two-thirds on the second anniversary of the date of grant and one-third on the third anniversary of the date of grant. If the Company does not achieve the 2007 Cumulative Performance Target, but achieves a cumulative EBITDA target for 2006, 2007 and 2008, these restricted stock unit awards will vest in their entirety on the third anniversary of the date of grant. If the 2008 Cumulative Performance Target is not achieved, the restricted stock unit awards will not vest.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

The Compensation Committee and the Board of Directors adopted the Rewards Network Inc. 2006 Long-Term Incentive Plan, subject to the approval of the stockholders of the Company. The Compensation Committee also approved the grant of an additional restricted stock unit award to Mr. Blake entitling Mr. Blake to receive 50,000 shares of the Company’s common stock, subject to the approval of the 2006 Plan by the stockholders of the Company. This restricted stock unit award will fully vest upon a change in control, as defined in the 2006 Plan. This restricted stock unit award will have the same terms as the restricted stock unit awards granted to the other management as mentioned above.

The fair value of the awards, which is the same as the closing price of the Company’s common stock on February 22, 2006, was $7.98 per share.

(18) Selected Quarterly Financial Data (Unaudited)

Selected financial data for the quarter ended is as follows:

	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Sales	$69,023	70,317	73,041	74,764
Operating revenue	22,485	18,433	19,796	16,337
Operating income (loss)	5,119	232	2,968	(5,446)
Income (loss) before income tax	4,542	(663)	2,383	(6,142)
Income tax provision (benefit)	2,451	(179)	944	(2,475)
Net income (loss)	$2,091	(484)	1,439	(3,667)

Earnings (loss) per share:
Basic	$0.08	(0.02)	0.05	(0.14)
Diluted	$0.08	(0.02)	0.05	(0.14)

	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Sales	$82,031	86,818	90,580	88,649
Operating revenue	22,621	21,622	24,520	24,484
Operating income	4,900	5,638	8,112	6,402
Income before income tax	4,199	5,017	7,423	5,609
Income tax provision	1,721	2,028	3,010	2,272
Net income	$2,478	2,989	4,413	3,337

Earnings per share:
Basic	$0.10	0.12	0.18	0.14
Diluted	$0.10	0.11	0.16	0.13

REWARDS NETWORK INC. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

(in thousands)

Description	Balance, beginning of year	Charged to expenses	Net Write-offs	Other Adjustments		Balance, end of year
Year ended December 31, 2005
Allowance for doubtful merchant accounts—dining credits	$26,943	19,827	(25,578)	—		$21,192

Allowance for doubtful merchant accounts—Accounts Receivable	$2,793	2,695	(2,990)	—		$2,498

Valuation allowance on deferred taxes	$245	251	—	—		$496

Year ended December 31, 2004
Allowance for doubtful merchant accounts—dining credits	$19,253	19,711	(11,730)	(291	)(1)	$26,943

Allowance for doubtful merchant accounts—Accounts Receivable	$2,502	2,113	(1,822)	—		$2,793

Valuation allowance on deferred taxes	$—	245	—	—		$245

Year ended December 31, 2003
Allowance for doubtful merchant accounts—dining credits	$13,492	16,502	(10,699)	(42	)(1)	$19,253

Allowance for doubtful merchant accounts—Accounts Receivable	$2,460	2,036	(1,994)	—		$2,502

Valuation allowance on deferred taxes	$—	—	—	—		$—

Notes:

(1)	Reclassed to accounts receivable

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management has concluded that our internal control over financial reporting was effective at December 31, 2005.

Management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm. KPMG LLP has issued an attestation report on our controls over financial reporting. The report is included in Item 8 of this Form 10-K.

Item 9B. Other Information

On March 13, 2006, Rewards Network Services Inc., a subsidiary of Rewards Network Inc., entered into an Amendment (the “Amendment”) to the Agreement, dated as of September 19, 2005, between Rewards Network Services Inc. and American Express Travel Related Services Company, Inc. (“American Express”). The Amendment provides for additional terms and conditions regarding the receipt of data regarding American Express card transactions at merchants that participate in the Company’s programs directly from American Express. This summary is qualified in its entirety by reference to the Amendment, a copy of which is attached hereto as Exhibit 10.39.

On March 13, 2006, Rewards Network Services Inc. entered into a Second Amended and Restated Agreement with Upromise, Inc. (the “Upromise Agreement”). The Upromise Agreement sets forth the terms and conditions upon which the Company provides a dining rewards program to Upromise members. The term of the Upromise Agreement expires on December 31, 2007, after which the Upromise Agreement continues on a year-to-year basis until either party gives at least 120 days notice of non-renewal. This summary is qualified in its entirety by reference to the Upromise Agreement, a copy of which is attached hereto as Exhibit 10.40.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information included under the captions “Election of Directors,” “Board of Director Meetings and Committees of Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2006 (our “Proxy Statement”) is incorporated herein by reference. See also the section captioned “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K.

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

Item 14. Principal Accountant Fees and Services

Information included under the caption “Independent Accountants” in our Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1.	FINANCIAL STATEMENTS:

The following financial statements are filed as part of this annual report on Form 10-K:

•	Consolidated Balance Sheets at December 31, 2005 and 2004

•	Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (loss) for the years ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

•	Notes to consolidated financial statements

Selected quarterly financial data under the caption “Note 18 Selected Quarterly Financial Data (Unaudited)” are also filed as part of this annual report on Form 10-K.

2.	FINANCIAL STATEMENT SCHEDULE:

Schedule II—Valuation and Qualifying Accounts is filed as part of this annual report on Form 10-K.

3.	EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K AND PARAGRAPH (b) BELOW

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.4	Indenture, dated as of October 15, 2003, as amended and restated as of February 4, 2004, between Rewards Network Inc. and LaSalle Bank National Association is incorporated herein by reference to Exhibit 4.15 to Rewards Network Inc’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

Exhibit No.	Description
4.5	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC is incorporated herein by reference to Exhibit 4.18 to iDine Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 14, 2003.

10.1	Stock Purchase and Sale Agreement, dated as of November 6, 1997, among Transmedia Network Inc., Samstock, L.L.C. and Transmedia Investors L.L.C. is incorporated herein by reference to Exhibit 10.1 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on November 17, 1997.

10.2	Amended and Restated Agreement Among Stockholders, dated as of March 3, 1998, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors L.L.C., Melvin Chasen and Iris Chasen and Halmostock Limited Partnership is incorporated herein by reference to Exhibit 10.5 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 17, 1998.

10.3	Stockholders Agreement, dated as of March 3, 1998, among Transmedia Network Inc., EGI—Transmedia Investors, L.L.C., Samstock, L.L.C., and Halmostock Limited Partnership is incorporated herein by reference to Exhibit 10.6 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 17, 1998.

10.4	Transmedia Network Inc. 1987 Stock Option and Rights Plan is incorporated herein by reference to Exhibit 10.2 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 000-4028), filed on December 29, 1994.

10.5	Form of Stock Option Agreement (as modified) between iDine Rewards Network Inc. and certain directors is incorporated herein by reference to Exhibit 10.3 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No.001-13806), filed on December 29, 1995.

10.6	iDine Rewards Network Inc. 1996 Long-Term Incentive Plan, including amendments through June 1, 2002, is incorporated herein by reference to Exhibit 10.13 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed March 12, 2004.

10.7	Rewards Network Inc. 2004 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.

10.8	Amendment No. 1 to the Rewards Network Inc. 2004 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.

10.9	2006 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on January 25, 2005.

10.10	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 28, 2006.

10.11	Rewards Network Inc. 2004 Non-Employee Director Awards Program is incorporated herein by reference to Exhibit 10.4 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.

10.12	Amendment Number One to the Rewards Network Inc. 2004 Non-Employee Director Awards Program is incorporated herein by reference to Exhibit 10.5 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 8, 2004.

Exhibit No.		Description
10.13		Lease by and between Equity Office Properties Management, as agent for Two North Riverside Plaza Joint Venture Limited Partnership, and iDine Rewards Network Inc., dated May 5, 2003 is incorporated herein by reference to Exhibit 10.16 to iDine Rewards Network Inc.’s Annual Report on Form 10-K/A (File No. 001-13806), filed on October 7, 2003.

10.14		Standard Office Building Lease, dated May 11, 2001, between Transmedia Network Inc. and Biscayne Centre, LLC is incorporated herein by reference to Exhibit 10.4 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on July 5, 2005.

10.15		First Amendment to Standard Office Building Lease, dated July 24, 2002, between Transmedia Network Inc. and Biscayne Centre, LLC is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on July 5, 2005.

10.16		Second Amendment to Standard Office Building Lease, dated January 24, 2005, between Rewards Network Inc. and Biscayne Centre, LLC is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on July 5, 2005.

10.17		Third Amendment to Standard Office Building Lease, dated June 28, 2005, between Rewards Network Inc. and 119 Partners, LLC is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on July 5, 2005.

10.18		Lease by and between Equity Office Management, L.L.C., as indirect manager of San Felipe Plaza, Ltd. and Rewards Network Inc., dated June 25, 2004, is incorporated herein by reference to Exhibit 10.6 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 8, 2004.

10.19		Lease by and between Insignia Corporate Establishments (U.S.) Inc. and Rewards Network Inc., dated August 30, 1999, and the amendment thereto, is incorporated herein by reference to Exhibit 10.14 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 14, 2005.

10.20		Employment Agreement, dated September 13, 2005, between Rewards Network Inc. and Ronald L. Blake is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on September 14, 2005.

10.21		Offer Letter, dated May 14, 2003, between iDine Rewards Network Inc. and Bryan Adel is incorporated herein by reference to Exhibit 10.25 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.22	*	Offer Letter, dated September August 10, 2000, between Transmedia Network Services Inc. and Megan E. Flynn.

10.23	*	Severance, Proprietary Interest Protection and Non-Solicitation Agreemend, dated as of March 18, 2005, between Rewards Network Services Inc. and Megan E. Flynn.

10.24	*	Offer Letter, dated April 14, 2005, between Rewards Network Services Inc. and Christopher J. Locke.

10.25		Offer Letter, dated June 14, 2005, between Rewards Network Establishment Services Inc. and Robert S. Wasserman is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on June 17, 2005.

10.26		Severance, Proprietary Interest Protection and Non-Solicitation Agreemend, dated as of June 14, 2005, between Rewards Network Establishment Services Inc. and Robert S. Wasserman is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on June 17, 2005.

Exhibit No.		Description
10.27		Severance and Release Agreement, dated as of November 28, 2005, between Gerald J. Hughes and Rewards Network Establishment Services Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on November 29, 2005.

10.28		Severance and Release Agreement, dated as of April 26, 2005, between George S. Wiedemann and Rewards Network Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on April 27, 2005.

10.29		Severance and Release Agreement, dated as of December 22, 2005, between Kenneth R. Posner and Rewards Network Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on December 23, 2005.

10.30		Severance and Release Agreement, dated as of February 10, 2005, between Anthony Priore and Rewards Network Services Inc. is incorporated herein by reference to Exhibit 10.21 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 14, 2005.

10.31		Severance and Release Agreement, dated as of April 11, 2005, between Domenic Rinaldi and Rewards Network Establishment Services Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on April 14, 2005.

10.32		Severance and Release Agreement, dated as of June 23, 2005, between Gregory J. Robitaille and Rewards Network Services Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on June 27, 2005.

10.33		Form of Directors’ and Officers’ Indemnity Agreement, dated as of May , 2002, between iDine Rewards Network Inc. and the indemnitee stated therein is incorporated herein by reference to Exhibit 99 to iDine Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-89406), filed on May 30, 2002.

10.34	*	Rewards Network Inc. Severance Plan.

10.35		Credit Agreement, dated as of November 3, 2004, by and among Rewards Network Inc., Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, and the other lenders party thereto is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on November 4, 2004.

10.36		Amendment No. 1 and Waiver to Credit Agreement, dated as of July 19, 2005, by and among Rewards Network Inc., Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, the other lenders party thereto, and the subsidiaries of Rewards Network Inc. party thereto is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on July 20, 2005.

10.37		Services Agreement, dated March 24, 2004, between First Data Merchant Services Corporation and Rewards Network Inc. is incorporated herein by reference to Exhibit 10.27 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 14, 2005.

10.38		Agreement, dated as of September 19, 2005, by and between Rewards Network Services Inc. and American Express Travel Related Services Company, Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on September 23, 2005.

10.39	*	Amendment to Agreement, dated as of March 13, 2006, by and between Rewards Network Services Inc. and American Express Travel Related Services Company, Inc.

10.40	*	Second Amended and Restated Agreement, dated as of March 13, 2006, by and between Rewards Network Services Inc. and Upromise, Inc.

Exhibit No.		Description
12.1	*	Statement regarding calculation of earnings to fixed charges

21.1	*	List of Subsidiaries

23.1	*	Consent of KPMG LLP

24.1	*	Power of Attorney (contained in the signature page to this annual report on Form 10-K)

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	*	Section 1350 Certification of Chief Executive Officer

32.2	*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March 2006.

REWARDS NETWORK INC.

By:	/s/ RONALD L. BLAKE
Name:	Ronald L. Blake
Title:	President and Chief Executive Officer

Power Of Attorney

Each person whose signature appears below, being a director of Rewards Network Inc., a Delaware corporation (the “Company”), hereby constitutes and appoints Ronald L. Blake and Christopher J. Locke, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign one or more Annual Reports for the fiscal year ended December 31, 2005 on Form 10-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or such other form as any such attorney-in-fact may deem necessary or desirable, any amendments thereto, and all additional amendments thereto, each in such form as they or either of them may approve, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Exchange Act and the applicable rules and regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below, and on the 15th day of March, 2006.

Signature	Title

/s/ DONALD J. LIEBENTRITT Donald J. Liebentritt	Chairman of the Board

/s/ RONALD L. BLAKE Ronald L. Blake	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ CHRISTOPHER J. LOCKE Christopher J. Locke	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Signature	Capacity In Which Signed

/s/ ADAM M. ARON Adam M. Aron	Director

/s/ PETER C.B. BYNOE Peter C.B. Bynoe	Director

/s/ RAYMOND A. GROSS Raymond A. Gross	Director

/s/ F. PHILIP HANDY F. Philip Handy	Director

/s/ NILS E. LARSEN Nils E. Larsen	Director

/s/ HAROLD I. SHAIN Harold I. Shain	Director

/s/ JOHN A. WARD, III John A. Ward, III	Director

/s/ FRANK E. WOOD Frank E. Wood	Director

REWARDS NETWORK INC.

LISTING OF EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.4	Indenture, dated as of October 15, 2003, as amended and restated as of February 4, 2004, between Rewards Network Inc. and LaSalle Bank National Association is incorporated herein by reference to Exhibit 4.15 to Rewards Network Inc’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.5	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC is incorporated herein by reference to Exhibit 4.18 to iDine Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 14, 2003.

10.1	Stock Purchase and Sale Agreement, dated as of November 6, 1997, among Transmedia Network Inc., Samstock, L.L.C. and Transmedia Investors L.L.C. is incorporated herein by reference to Exhibit 10.1 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on November 17, 1997.

10.2	Amended and Restated Agreement Among Stockholders, dated as of March 3, 1998, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors L.L.C., Melvin Chasen and Iris Chasen and Halmostock Limited Partnership is incorporated herein by reference to Exhibit 10.5 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 17, 1998.

10.3	Stockholders Agreement, dated as of March 3, 1998, among Transmedia Network Inc., EGI—Transmedia Investors, L.L.C., Samstock, L.L.C., and Halmostock Limited Partnership is incorporated herein by reference to Exhibit 10.6 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 17, 1998.

10.4	Transmedia Network Inc. 1987 Stock Option and Rights Plan is incorporated herein by reference to Exhibit 10.2 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 000-4028), filed on December 29, 1994.

Exhibit No.	Description
10.5	Form of Stock Option Agreement (as modified) between iDine Rewards Network Inc. and certain directors is incorporated herein by reference to Exhibit 10.3 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No.001-13806), filed on December 29, 1995.

10.6	iDine Rewards Network Inc. 1996 Long-Term Incentive Plan, including amendments through June 1, 2002, is incorporated herein by reference to Exhibit 10.13 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed March 12, 2004.

10.7	Rewards Network Inc. 2004 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.

10.8	Amendment No. 1 to the Rewards Network Inc. 2004 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.

10.9	2006 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on January 25, 2005.

10.10	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 28, 2006.

10.11	Rewards Network Inc. 2004 Non-Employee Director Awards Program is incorporated herein by reference to Exhibit 10.4 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.

10.12	Amendment Number One to the Rewards Network Inc. 2004 Non-Employee Director Awards Program is incorporated herein by reference to Exhibit 10.5 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 8, 2004.

10.13	Lease by and between Equity Office Properties Management, as agent for Two North Riverside Plaza Joint Venture Limited Partnership, and iDine Rewards Network Inc., dated May 5, 2003 is incorporated herein by reference to Exhibit 10.16 to iDine Rewards Network Inc.’s Annual Report on Form 10-K/A (File No. 001-13806), filed on October 7, 2003.

10.14	Standard Office Building Lease, dated May 11, 2001, between Transmedia Network Inc. and Biscayne Centre, LLC is incorporated herein by reference to Exhibit 10.4 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on July 5, 2005.

10.15	First Amendment to Standard Office Building Lease, dated July 24, 2002, between Transmedia Network Inc. and Biscayne Centre, LLC is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on July 5, 2005.

10.16	Second Amendment to Standard Office Building Lease, dated January 24, 2005, between Rewards Network Inc. and Biscayne Centre, LLC is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on July 5, 2005.

10.17	Third Amendment to Standard Office Building Lease, dated June 28, 2005, between Rewards Network Inc. and 119 Partners, LLC is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on July 5, 2005.

10.18	Lease by and between Equity Office Management, L.L.C., as indirect manager of San Felipe Plaza, Ltd. and Rewards Network Inc., dated June 25, 2004, is incorporated herein by reference to Exhibit 10.6 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 8, 2004.

Exhibit No.	Description
10.19	Lease by and between Insignia Corporate Establishments (U.S.) Inc. and Rewards Network Inc., dated August 30, 1999, and the amendment thereto, is incorporated herein by reference to Exhibit 10.14 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 14, 2005.

10.20	Employment Agreement, dated September 13, 2005, between Rewards Network Inc. and Ronald L. Blake is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on September 14, 2005.

10.21	Offer Letter, dated May 14, 2003, between iDine Rewards Network Inc. and Bryan Adel is incorporated herein by reference to Exhibit 10.25 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.22*	Offer Letter, dated September August 10, 2000, between Transmedia Network Services Inc. and Megan E. Flynn.

10.23*	Severance, Proprietary Interest Protection and Non-Solicitation Agreement, dated as of March 18, 2005, between Rewards Network Services Inc. and Megan E. Flynn.

10.24*	Offer Letter, dated April 14, 2005, between Rewards Network Services Inc. and Christopher J. Locke.

10.25	Offer Letter, dated June 14, 2005, between Rewards Network Establishment Services Inc. and Robert S. Wasserman is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on June 17, 2005.

10.26	Severance, Proprietary Interest Protection and Non-Solicitation Agreemend, dated as of June 14, 2005, between Rewards Network Establishment Services Inc. and Robert S. Wasserman is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on June 17, 2005.

10.27	Severance and Release Agreement, dated as of November 28, 2005, between Gerald J. Hughes and Rewards Network Establishment Services Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on November 29, 2005.

10.28	Severance and Release Agreement, dated as of April 26, 2005, between George S. Wiedemann and Rewards Network Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on April 27, 2005.

10.29	Severance and Release Agreement, dated as of December 22, 2005, between Kenneth R. Posner and Rewards Network Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on December 23, 2005.

10.30	Severance and Release Agreement, dated as of February 10, 2005, between Anthony Priore and Rewards Network Services Inc. is incorporated herein by reference to Exhibit 10.21 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 14, 2005.

10.31	Severance and Release Agreement, dated as of April 11, 2005, between Domenic Rinaldi and Rewards Network Establishment Services Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on April 14, 2005.

10.32	Severance and Release Agreement, dated as of June 23, 2005, between Gregory J. Robitaille and Rewards Network Services Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on June 27, 2005.

Exhibit No.	Description
10.33	Form of Directors’ and Officers’ Indemnity Agreement, dated as of May , 2002, between iDine Rewards Network Inc. and the indemnitee stated therein is incorporated herein by reference to Exhibit 99 to iDine Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-89406), filed on May 30, 2002.

10.34*	Rewards Network Inc. Severance Plan.

10.35	Credit Agreement, dated as of November 3, 2004, by and among Rewards Network Inc., Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, and the other lenders party thereto is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on November 4, 2004.

10.36	Amendment No. 1 and Waiver to Credit Agreement, dated as of July 19, 2005, by and among Rewards Network Inc., Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, the other lenders party thereto, and the subsidiaries of Rewards Network Inc. party thereto is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on July 20, 2005.

10.37	Services Agreement, dated March 24, 2004, between First Data Merchant Services Corporation and Rewards Network Inc. is incorporated herein by reference to Exhibit 10.27 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 14, 2005.

10.38	Agreement, dated as of September 19, 2005, by and between Rewards Network Services Inc. and American Express Travel Related Services Company, Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on September 23, 2005.

10.39*	Amendment to Agreement, dated as of March 13, 2006, by and between Rewards Network Services Inc. and American Express Travel Related Services Company, Inc.

10.40*	Second Amended and Restated Agreement, dated as of March 13, 2006, by and between Rewards Network Services Inc. and Upromise, Inc.

12.1*	Statement regarding calculation of earnings to fixed charges

21.1*	List of Subsidiaries

23.1*	Consent of KPMG LLP

24.1*	Power of Attorney (contained in the signature page to this annual report on Form 10-K)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith