Form 10-Q
period 2006-03-31
REWARDS NETWORK INC
filed 2006-05-09
CIK 78536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

As of May 4, 2006, there were 26,499,126 shares of the registrant’s common stock, par value $.02 per share, outstanding.

INDEX

REWARDS NETWORK INC. AND SUBSIDIARIES

REWARDS NETWORK INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$34,807	$31,585
Short-term available for sale securities	25,425	—
Accounts receivable, net of allowance for doubtful accounts of $2,358 and $2,498, respectively	5,697	7,240
Dining credits, net of allowance for doubtful accounts of $18,042 and $21,192, respectively	101,490	121,026
Deferred income taxes	6,511	7,322
Prepaid expenses	2,635	2,532
Income taxes receivable	1,416	2,666

Total current assets	177,981	172,371
Property and equipment, net of accumulated depreciation and amortization of $18,205 and $17,137, respectively	8,249	8,565
Other assets	1,653	1,834
Excess of cost over net assets acquired	8,117	8,117

Total assets	$196,000	$190,887

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable—dining credits	$8,212	$8,434
Accounts payable—member benefits	6,852	6,399
Accounts payable—trade	3,685	3,800
Accrued compensation	2,584	1,783
Other current liabilities	5,165	3,693
Deferred membership fee income	1,149	1,226

Total current liabilities	27,647	25,335
Convertible subordinated debentures	70,000	70,000
Deferred income taxes	743	1,006
Other long-term liabilities	380	358

Total liabilities	98,770	96,699

Stockholders’ equity:
Common stock, par value $0.02 per share; authorized 70,000 shares; issued 26,794 and 26,625 shares, respectively; and outstanding 26,512 and 26,343 shares, respectively	536	533
Additional paid-in capital	62,945	61,725
Cumulative other comprehensive income (loss):
Foreign currency translation, net of tax	361	359
Retained earnings	35,598	33,781
Treasury stock, at cost (282 shares of common stock)	(2,210)	(2,210)

Total stockholders’ equity	97,230	94,188

Total liabilities and stockholders’ equity	$196,000	$190,887

See accompanying notes to consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except earnings per share data)

	Three Months Ended March 31,
	2006	2005
Operating revenues:
Sales	$67,602	$74,764
Cost of sales	35,286	37,561
Provision for losses	447	8,496
Member benefits	9,088	13,153

Total direct expenses	44,821	59,210

Net revenue	22,781	15,554
Membership fees and other income	575	783

Total operating revenues	23,356	16,337

Operating expenses:
Salaries and benefits	5,861	5,235
Sales commissions and expenses	4,948	5,189
Professional fees	2,480	1,980
Member and merchant marketing	1,317	1,473
Goodwill impairment	—	1,554
General and administrative	4,606	6,352
Provision to reserve for patent litigation settlement	1,000	—

Total operating expenses	20,212	21,783

Operating income (loss)	3,144	(5,446)
Other income (expense):
Interest and other income	458	73
Interest expense and financing costs	(735)	(769)

Income (loss) before income tax provision (benefit)	2,867	(6,142)
Income tax provision (benefit)	1,050	(2,475)

Net income (loss)	$1,817	$(3,667)

Earnings (loss) per share of common stock:
Basic	$0.07	$(0.14)

Diluted	$0.07	$(0.14)

Weighted average number of common and common equivalent shares outstanding:
Basic	26,593	25,926

Diluted	26,823	25,926

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$1,817	$(3,667)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,077	1,095
Loss on disposal of fixed assets	—	28
Amortization of deferred financing cost	170	205
Goodwill impairment	—	1,554
Provision for losses on dining credits	447	8,496
Stock-based compensation	480	121
Deferred income taxes	547	(1,193)
Changes in assets and liabilities:
Accounts receivable	1,524	1,345
Dining credits including accounts payable—dining credits	18,885	(10,815)
Prepaid expenses	(102)	199
Income taxes receivable	1,251	(1,731)
Other assets	33	(752)
Accounts payable—trade	(115)	883
Accounts payable—member benefits	453	(989)
Accrued compensation	801	(247)
Other current liabilities	1,472	1,075
Deferred membership fee income	(77)	(102)

Net cash provided by (used in) operating activities	28,663	(4,495)

Cash flows from investing activities:
Additions to property and equipment	(762)	(389)
(Purchases) sales of available for sale securities	(25,425)	15

Net cash used in investing activities	(26,187)	(374)

Cash flows from financing activities:
Benefit on exercise of stock options	199	—
Issuance of restricted stock unit awards and stock options, net	544	215

Net cash provided by financing activities	743	215

Effect of exchange rate on cash	3	(18)
Net increase (decrease) in cash	3,222	(4,672)
Cash and cash equivalents:
Beginning of the period	31,585	8,728

End of the period	$34,807	$4,056

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2	$4

Income taxes	$432	$470

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except per share data and square footage)

Note 1—Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these interim financial statements in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments that are of a normal recurring nature necessary to present fairly the condensed consolidated financial position of Rewards Network Inc. and its subsidiaries (collectively, the “Company”) at March 31, 2006 and condensed consolidated results of operations and statement of cash flows for the three months ended March 31, 2006 and 2005 have been made. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2006. The consolidated balance sheet as of December 31, 2005 is derived from the Company’s audited consolidated financial statements.

Nature of operations: The Company is a leading provider of marketing services and loyalty programs to the restaurant industry. The Company provides marketing services, loyalty programs, business intelligence and access to capital through the purchase of dining credits to thousands of restaurants and other merchants. The Company partners with leading airline frequent flyer programs, club memberships, and other affinity organizations to provide millions of members with incentives to do business with its participating merchants. The Company provides members with a variety of incentives including airline miles, a variety of loyalty/reward program currencies, and Cashback RewardsSM savings.

The Company primarily offers two programs to its participating restaurants—the Marketing Credits Program and the Marketing Services Program. The Marketing Credits Program provides participating restaurants with marketing, loyalty programs, business intelligence and access to capital through the Company’s purchase of dining credits from these restaurants. The Marketing Services Program provides participating restaurants with all of the services included in the Marketing Credits Program except access to capital because the Company does not purchase dining credits from restaurants that participate in the Marketing Services Program.

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

Note 2—Goodwill Impairment

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

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards “SFAS” No. 142 “Goodwill and Other Intangible Assets”, the Company prepared a discounted cash flow analysis which indicated that the book value of certain reporting units exceeded their estimated fair value and that the goodwill associated with these reporting units had been impaired. Accordingly, the Company recognized a non-cash impairment loss of $1,554 during the three months ended March 31, 2005.

Note 3—Certain Relationships and Related Party Transactions (square footage not in thousands)

On May 5, 2003, the Company entered into an office lease agreement with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, a limited partnership comprised in part of trusts established for the benefit of Samuel Zell and members of his family. Samuel Zell was the Company’s Chairman of the Board of Directors from September 2002 through September 2005. The trustees of these trusts is Chai Trust Company, L.L.C., and Donald J. Liebentritt, the current Chairman of the Board of Directors of the Company, is President of Chai Trust Company, L.L.C. Two North Riverside Plaza Joint Venture Limited Partnership is an affiliate of Samstock, L.L.C., the Company’s largest shareholder. The lease initially provided for 10,000 square feet of office space at Two North Riverside Plaza, Chicago, Illinois and, effective July 1, 2004, the Company exercised its option to increase this space to 14,324 square feet. On May 8, 2006, the Company entered into a First Amendment to this lease that increased the space to 24,665 square feet. The term of the lease, as amended, is from September 1, 2003 through April 20, 2011. The Company paid rent of $70 and $71 for the three months ended March 31, 2006 and 2005, respectively.

The Company has entered into two storage space lease agreements with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, one dated November 2, 2005 and one dated October 22, 2003. The leases provide for an aggregate of 1,130 square feet of storage space at Two North Riverside Plaza, Chicago, Illinois. The term of the November 2, 2005 lease is from November 7, 2005 through August 31, 2008 and the term of the October 22, 2003 lease is month-to-month. The Company paid rent for these storage spaces of $3 and $1 for the three months ended March 31, 2006 and 2005, respectively.

On October 20, 2005, the Company entered into an office sublease agreement with Equity Group Investments, L.L.C. (“EGI”). Donald J. Liebentritt, the Company’s Chairman, is a Senior Advisor with EGI and Nils E. Larsen, a director of the Company, is a Managing Director of EGI. EGI is an affiliate of Samstock, L.L.C., the Company’s largest stockholder. The sublease provides for 1,112 square feet of office space at Two North Riverside Plaza, Chicago, Illinois. The term of the sublease is from October 21, 2005 and continues on a month-to-month basis. The Company paid rent of $7 for the three months ended March 31, 2006.

On June 25, 2004, the Company entered into an office lease agreement with Equity Office Management, L.L.C., as indirect manager of San Felipe Plaza, Ltd., a limited partnership. Equity Office Management, L.L.C. is an affiliate of Equity Office Properties Trust. Samuel Zell is Chairman of the Board of Trustees and a shareholder of Equity Office Properties Trust. The lease provides for 827 square feet of office space at 5847 San Felipe, Suite 1675, Houston, Texas. The term of the lease is from July 1, 2004, through June 30, 2009. The Company paid rent of $4 in each of the three months ended March 31, 2006 and 2005.

On June 20, 2005, the Company entered into an office lease agreement with CA Shorebreeze Limited Partnership, an affiliate of Equity Office Properties Trust. The lease is for office space at 255 Shoreline Drive, Suite 145, Redwood City, California. The term of the lease is from August 10, 2005 through February 9, 2009. The Company paid rent of $7 for the three months ended March 31, 2006.

On August 4, 2005, the Company entered into an office license agreement with WA-Columbia Center, L.L.C., an affiliate of Equity Office Properties Trust. The license is for office space at 701 Fifth Avenue, Suite 1410, Seattle, Washington. The term of the license is from August 1, 2005 through July 31, 2008. The Company paid rent of $7 for the three months ended March 31, 2006.

The future minimum lease obligations for these leases are as follows:

Year ending December 31,
2006 (remaining three quarters of the year)	$272
2007	371
2008	264
2009	8

Total minimum lease payments	$915

On August 30, 1999, the Company entered into an office lease agreement with EOP—Northwest Properties, L.L.C., an affiliate of Equity Office Properties Trust. The lease is for office space at 999 Third Avenue, Suite 3800, Seattle, Washington. The term of the lease commenced on September 1, 1999, and the lease was terminated effective August 31, 2005. The Company paid rent of $10 for the three months ended March 31, 2005.

On October 11, 2004, the Company entered into an agreement with EGI for administrative services beginning October 18, 2004 and continuing on a month-to-month basis, with a 30-day written notice required for cancellation. The administrative services consist of rent for 1,251 square feet of additional office space at Two North Riverside Plaza, Chicago, Illinois, utilities and maintenance service. For the three months ended March 31, 2005, the Company paid $7 to EGI for these services. This agreement was terminated as of April 30, 2005.

Note 4—Litigation

On May 25, 2004, a complaint was filed in the Los Angeles County Superior Court against the Company and certain of its subsidiaries by Bistro Executive, Inc., Westward Beach Restaurant Holdings, LLC and MiniBar Lounge, all of which were participants in the Company’s dining credits program (the “Dining Plan”), and their respective owners.

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

On June 25, 2004, the action was removed to the United States District Court for the Central District of California.

On October 11, 2005, plaintiffs’ motion for class certification was granted certifying two classes as follows: (i) all California restaurants which, from May 25, 2000 to May 25, 2004, participated in the Dining Plan and which took a cash advance from the Company pursuant to its California Dining Plan agreements, and (ii) all persons who, from May 25, 2000 to May 25, 2004, guaranteed payment of cash advances underlying the Company’s California Dining Plan agreements. Trial has been set for October 3, 2006. The Company disputes the allegations of wrongdoing in this complaint, and will continue to vigorously defend itself in this matter. The ultimate cost to the Company from this action is not possible to predict and may not be determined for a number of years.

As previously disclosed, a complaint was filed on October 1, 2004, in the United States District Court for the Eastern District of Texas against Rewards Network Inc. by Source, Inc. The complaint claimed that the Company infringed four patents owned by Source, Inc. The Company made a counterclaim for trademark infringement against Source, Inc. On April 26, 2006, the Company entered into a Settlement Agreement with Source, Inc. settling the disputes between the parties. As part of the Settlement Agreement, Source, Inc. will discontinue using “Rewards Network” and the parties will enter into a nonexclusive license agreement pursuant to which the Company will obtain a license from Source Inc. to practice the inventions under the subject patents for a payment of $1,000, consisting of an initial payment of $800 and payments of $100 on each of the first two anniversaries of the date of the Settlement Agreement.

Note 5—Income (Loss) per Share

Basic income (loss) per share was computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding for each period presented. Diluted income (loss) per share was computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of the Company’s common stock and common stock equivalents outstanding for each period presented. Weighted average shares of common stock equivalents of 3,913 and 4,128 were excluded for the three months ended March 31, 2006 and 2005, respectively as their effect would have been anti-dilutive.

	Three months ended March 31,
	2006	2005
Net income (loss)	$1,817	$(3,667)
Weighted average number of shares of common stock and common stock equivalents outstanding
Basic	26,593	25,926
Stock options and restricted stock	230	—

Diluted	26,823	25,926

Income (loss) per share:
Basic	$0.07	$(0.14)

Diluted	$0.07	$(0.14)

Note 6—Stock-based Compensation

The Company grants stock-based awards through its 2004 Long-Term Incentive Plan (the “Plan”). Stock-based awards primarily include stock options and restricted stock unit awards. Prior to January 1, 2006, the Company accounted for these stock-based awards under the intrinsic value method of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). This method under APB No. 25 resulted in no expense being recorded for stock option grants prior to January 1, 2006. In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued and was effective for annual periods beginning after June 15, 2005. The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective transition method.

Accordingly, the consolidated financial statements for periods prior to the adoption of SFAS No. 123R have not been restated. SFAS No. 123R applies to all of the Company’s outstanding unvested stock-based payment awards as of January 1, 2006 and for all prospective awards. At March 31, 2006, there were approximately 2,742 shares available for issuance under the Plan.

The following table presents the stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Operation during the three months ended March 31, 2006 and 2005:

	Three months ended March 31,
Components of Stock-based Compensation Expense	2006	2005
Stock options	$165	$—
Restricted stock unit awards	188	80

Total stock-based compensation costs included in salaries and benefits and general and administrative expense	353	80
Income tax benefit	(131)	(32)

Total after-tax stock-based compensation expense	$222	$48

Stock Options

Generally, the exercise price of the stock options is equal to the fair market value of the underlying stock on the date of the stock option grant. Generally, stock options have a term of 10 years from the date of grant and typically vest in increments of 25% per year over a four year period on the first four anniversaries of the grant date. Shares subject to stock options are typically issued from authorized but unissued shares of common stock. Any unvested stock options are generally canceled after 90 days of the employee’s termination date. The vesting period of stock options outstanding as of March 31, 2006 generally range from 3 years to 4 years. The stock-based compensation expense of stock options is amortized over the requisite service period using the straight-line method. There were no capitalized stock-based compensation costs at March 31, 2006 and 2005.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the three months ended March 31, 2006 and 2005, respectively:

	Three months ended March 31,
	2006	2005
Weighted average grant-date fair value of options	$4.59	$2.91
Stock volatility	60.0%	55.9%
Risk-free interest rate	4.0%	4.3%
Expected option life in years	6.2	5.1
Expected stock dividend yield	0%	0%

The Company has made no dividend payment over the last four years, and therefore the Company has estimated the expected stock dividend yield at 0%. Expected volatility is based on historical volatility over the estimated expected life of the stock options. The risk-free interest rate is based on a yield curve constructed from U.S. Treasury strips at the time of grant for a security with a term equal to the vesting period of the stock option. The expected life is derived from historical data and represents the period of time the stock options are expected to be outstanding.

Information with respect to the stock options at March 31, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2005	1,451	$6.63
Granted	40	7.68
Exercised	(163)	3.34
Forfeitures	(7)	8.00
Expired	(233)	8.51

Balance at March 31, 2006	1,088	$6.75	6.99	$1,635

Exercisable at March 31, 2006	641	$6.21	5.73	$1,390

Intrinsic value for stock-based instruments is defined as the difference between the current market value and the exercise price. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $537. There was no exercise of stock options during the three months ended March 31, 2005.

During the three months ended March 31, 2006 cash received from stock options exercised was $1,081, and the actual tax benefit realized for tax deductions from stock options exercised was $199. SFAS No. 123R requires the benefits of tax deductions in excess of the compensation cost recognized for stock options exercised (excess tax benefits) to be classified as financing cash flows. There was $199 of excess tax benefits included as a cash inflow in other financing activities of the Company’s March 31, 2006 Condensed Consolidated Statement of Cash Flow as all of the stock options exercised in the period were vested prior to the adoption of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, the Company presented these benefits as operating cash flows in the Condensed Consolidated Statement of Cash Flows.

The following table summarizes the Company’s nonvested stock option activity for the three months ended March 31, 2006:

	Shares	Weighted Average Grant-Date Fair Price
Nonvested at December 31, 2005	478	$4.00
Granted	40	4.59
Vested	(64)	4.10
Forfeited	(7)	5.52

Nonvested at March 31, 2006	447	$4.04

As of March 31, 2006, $738 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over the weighted-average period of approximately two years.

Restricted Stock Unit Awards

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

In addition, the Compensation Committee approved the grant of restricted stock unit awards to certain members of the Company’s management. These employees received restricted stock unit awards entitling them to receive a total of 221 shares of the Company’s common stock. These restricted stock unit awards vest in three equal installments beginning on the first anniversary of the date of grant if the Company attains applicable performance goals based on the Company’s EBITDA in 2006 (“Performance Targets”). If the Company does not achieve the 2006 Performance Target, but achieves a cumulative EBITDA target for 2006 and 2007 (“2007 Cumulative Performance Target”), these restricted stock unit awards will vest two-thirds on the second anniversary of the date of grant and one-third on the third anniversary of the date of grant. If the Company does not achieve the 2007 Cumulative Performance Target, but achieves a cumulative EBITDA target for 2006, 2007 and 2008 (“2008 Cumulative Performance Target”), these restricted stock unit awards will vest in their entirety on the third anniversary of the date of grant. If the 2006, 2007 and 2008 Cumulative Performance Targets are not achieved, the restricted stock unit awards will not vest.

The Compensation Committee and the Board of Directors adopted the Rewards Network Inc. 2006 Long-Term Incentive Plan, subject to the approval of the stockholders of the Company. The Compensation Committee also approved the grant of an additional restricted stock unit award to Mr. Blake entitling Mr. Blake to receive 50 shares of the Company’s common stock, subject to the approval of the 2006 Plan by the stockholders of the Company. This restricted stock unit award will fully vest upon a change in control, as defined in the 2006 Plan. This restricted stock unit award will have the same terms as the restricted stock unit awards granted to the other management members as described above.

In addition, the Non-Employee Director Awards Program (the “NED Program”), adopted pursuant to the Plan allows for non-employee directors to choose to take directors fees in either cash or a current or deferred stock award. The fees under the NED Program are $30 per year to each non-employee director, $40 per year to the Chairman of the Board of Directors, $20 per year to the Chairman of the Audit Committee and $10 per year to each other member of the Audit Committee, payable in either cash or a current or deferred stock award. As of March 31, 2006, the Company had a book entry of 158 shares of common stock not yet issued to directors under deferred stock awards. In 2004, the NED Program provided for the automatic grant to non-employee directors of stock options to purchase 10 shares of the Company’s common stock following each annual meeting of the Company’s stockholders, and was amended in the fourth quarter of 2004 to provide for quarterly grants of 2 restricted stock units in lieu of the stock option grant.

During the three months ended March 31, 2006 and 2005, the Company granted restricted stock unit awards of 489 and 18 shares, respectively, which generally will vest and settle over a three-year period. At March 31, 2006, the Company had an obligation of $1,471 related to outstanding restricted stock unit awards not yet settled.

The fair value of each restricted stock unit award granted during the three months ended March 31, 2006 and 2005 was based on the closing price of the Company’s common stock traded on the American Stock Exchange on the date of grant.

2005 Pro Forma Information

The table below shows the effect on the Company’s net income and earnings per share had the Company elected to account for all of its stock-based compensation plans using the fair-value method under SFAS No. 123 for the three months ended March 31, 2005:

Three Months Ended March 31, 2005
Net loss—as reported	$(3,667)
Employee stock option compensation income, net of tax	1,534

Net loss—pro forma	$(2,133)

Loss per share
Basic—as reported	$(0.14)

Basic—pro forma	$(0.08)

Diluted—as reported	$(0.14)

Diluted—pro forma	$(0.08)

Stock-based compensation resulted in income during the three months ended March 31, 2005 rather than expense due to forfeitures of stock options by terminated employees during the period.

Note 7—Business and Credit Concentrations

As of March 31, 2006, the Company had contracts or relationships with nine major airlines that offer frequent flyer miles as rewards. Members of each of the United Air Lines, Delta Air Lines and Upromise Inc. programs represented 10% or more of the Company’s sales for the three months ended March 31, 2006 and 2005. The following table illustrates the Company’s partner sales concentration as a percentage of total sales:

	Three months ended March 31,
	2006	2005
Airlines	57.4%	56.7%

All partners that each represent 10% or more of sales	45.9%	46.0%

Note 8—Minimum Partner and Vendor Obligations

The Company has agreements with various partners and vendors that obligate the Company, among other things, to certain minimum purchases as well as minimum thresholds of marketing activities. These marketing activities may include advertising and promotion, award currency purchases and/or dining program size. The advertising and promotion, award currency purchases and other obligations are generally measured over a one to three year period. The Company periodically evaluates whether its minimum obligations with respect to each partner and vendor will be satisfied. The Company’s liability, if any, under these purchase obligations is not presently determinable.

Note 9—Subsequent Events

On May 8, 2006, the Company entered into a First Amendment (“Amendment”) to the lease, dated May 5, 2003, for the Company’s principal executive offices located at Two North Riverside Plaza, Chicago, Illinois with Equity Office Properties Management Corp., as agent for Two North Riverside Plaza Joint Venture Limited Partnership, an Illinois limited partnership, sole beneficiary of LaSalle National Trust, N.A., successor trustee under Trust Agreement dated June 26, 1969 and known as Trust No. 39712. The Amendment extends the term of the lease to April 20, 2011, increases the rentable square feet from 14,324 to 24,665 and increases the base rental rate to $39 per month, with future increases in base rent as provided in the Amendment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands, except per share data, restaurants in the program, average transaction amount and estimated months to consume dining credits portfolio)

You should read the following discussion together with our consolidated financial statements and notes to those financial statements, which are included in this report. This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “intends,” “expects,” “could,” “should,” “plans,” “believes,” “estimates” or words or phrases of similar import generally identify forward-looking statements. You are cautioned that forward-looking statements are subject to risks, trends and uncertainties that could cause actual results, performance or achievements to differ materially from those expressed in any forward-looking statements. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to, the following: (i) our dependence on our relationships with airlines and other reward program partners for a significant number of members, (ii) the concentration of a significant amount of our rewards currency in one industry group, the airline industry, (iii) our minimum purchase obligations and performance requirements, (iv) our inability to attract and retain restaurants, (v) our inability to attract and retain members, (vi) adverse consequences of changes in our programs that affect the rate of rewards received by members, (vii) our inability to maintain an appropriate balance between the number of members and the number of participating merchants in each market, (viii) changes to payment card association rules and practices, (ix) our dependence upon our relationships with payment card issuers, transaction processors, presenters and aggregators, (x) network interruptions or processing errors, (xi) our susceptibility to a changing regulatory environment, (xii) increased operating costs due to privacy concerns of our marketing partners, payment card processors and the public, (xiii) the failure of our security measures, (xiv) our susceptibility to restaurant credit risk, (xv) economic changes, (xvi) an adverse change in our loss experience related to dining credits, (xvii) the loss of key personnel, (xviii) adverse determination of lawsuits in which we are a defendant that may result in liability and/or adversely impact the way in which we conduct business, (xix) increasing competition, (xx) our inability to obtain sufficient cash, and (xxi) the failure of our expansion into Canada. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time or otherwise, except as required by law. See the risk factors included as Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 for a more detailed discussion of the foregoing and other factors that could cause actual results to differ materially from those included in the forward-looking statements and that, among others, should be considered in evaluating our outlook.

OVERVIEW

We are a leading provider of marketing services and loyalty programs to the restaurant industry. We provide marketing services, loyalty programs, business intelligence, and access to capital through the purchase of dining credits to thousands of restaurants and other merchants. We partner with leading airline frequent flyer programs, club memberships, and other affinity organizations to provide millions of members with incentives to do business with our participating merchants. We provide members with a variety of incentives including airline miles, a variety of loyalty and reward program currencies, and Cashback RewardsSM savings.

We primarily offer two programs to participating restaurants—our Marketing Credits Program and our Marketing Services Program. Our Marketing Credits Program provides our participating restaurants with marketing, loyalty programs, business intelligence and also access to capital through our purchase of dining credits from these restaurants. Our Marketing Services Program provides our participating restaurants with all of the services included in the Marketing Credits Program except access to capital because we do not purchase dining credits from restaurants that participate in the Marketing Services Program.

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

Our business is dependent on, among other things, members’ continuing decision to dine in our participating restaurants and earn benefits. In this regard, having an appealing inventory of participating restaurants is an important element to our growth and profitability.

We generate revenue when members dine at participating restaurants and use a payment card that they have registered with us. For transactions at participating restaurants, our revenue is equal to a percentage of members’ total dining transaction amount. These revenues are applied to recover our costs where we have purchased dining credits; provide benefits to members; cover our selling, general and administrative expenses; and generate operating income that provides a return for our stockholders.

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

During 2004 and the beginning of 2005, we expanded the flexibility of our Marketing Credits Program products, often resulting in terms for the purchase of dining credits that were more favorable for our restaurants, in an effort to reduce attrition of existing restaurants and ultimately increase merchant count and revenues. These products resulted in lower revenues, lower sales yield and an increased cost of sales. During the same period, we also increased our efforts to manage members’ share of an individual restaurant’s business in an effort to reduce attrition of existing restaurants. We manage our members’ share of an individual restaurant’s business, when appropriate, by qualifying transactions at that restaurant only on certain days of the week and/or only for certain member groups and/or by limiting the number of qualified transactions a member may have at that restaurant in a specific period. The expanded flexibility of our Marketing Credits Program products and the increased management of our members’ share of an individual restaurant’s business had the effect of lengthening the period of time it takes for members to use the dining credits that we purchased from restaurants, which increased the financial risk profile of the dining credits portfolio and contributed to an increase in our provision for losses during 2005. We did not experience the expected reduction in attrition of existing merchants and increase in merchant count, revenues and profitability that these initiatives were intended to generate.

On March 31, 2005, Ronald L. Blake was named President and Chief Executive Officer and there were several additional changes to our management team throughout 2005. Our new management team adopted a number of initiatives during the second half of 2005 in an effort to increase the profitability of our Marketing Credits Program products. These initiatives included new, more conservative, dining credits purchasing policies which were intended to increase revenues on individual accounts, increase sales yield and decrease our cost of sales. During the second half of 2005, we also began to focus on providing an improved member experience by working to increase the days of the week on which benefits are available to members at individual restaurants and increasing the number of restaurants that provide full benefits to members. In order to support sales efforts under the new purchasing policies, we developed a new sales approach and related sales training programs, shifting from a price-driven selling approach to a consultative, value-based selling approach. We believe that the value-based selling approach and related sales training programs better prepare our sales staff to articulate the value of our marketing, access to capital, loyalty programs and business intelligence services. In addition to our new sales approach, we modified the sales compensation plan to compensate our sales personnel based on the profitability of our deals with restaurants. Our value-based selling approach combined with the purchasing policies have resulted in a lower merchant count in the short term; however, we believe that these changes will ultimately result in increased revenues, increased sales yield, lower cost of sales and a decrease in the time it takes for members to use the dining credits. We also believe these initiatives will result in increased restaurant retention and improved profitability in the long term.

In addition, we have augmented our due diligence process and developed and implemented new credit evaluation tools in an effort to better assess the financial risk of proposed dining credits purchases and the credit profile of our restaurants. We have revised and strengthened our approval processes and standards in an effort to further improve the profitability and reduce the risk of the deals that we enter into with restaurants. If successful we believe these initiatives should reduce our exposure to financial risk in our restaurant portfolio, which we believe should over time reduce our provision for losses.

The obligations of a dining credits purchase agreement are in effect from the date of the agreement until the dining credits are used in full by our members. During 2004 and early 2005, our dining credits purchasing policies permitted the purchase of a larger amount of dining credits at one time than under our current policies, which means that it took longer for our members to fully use the dining credits purchased under our previous policies that had lower sales yield and higher cost of sales characteristics. We believe that our revised policies of entering into restaurant deals in which we purchase fewer dining credits at one time will result in a higher sales yield and decreased cost of sales. However, until the dining credits that we purchased under our previous policies are fully used by our members, our revenues, sales yield, cost of sales and profitability will continue to be impacted by the lower sales yield and higher cost of sales characteristics of these dining credits. We anticipate that the dining credits purchased under our previous policies will continue to be used by our members over the next several quarters and as a result will continue to impact our financial performance for the next several quarters.

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

Allowance for Dining Credits Losses

We provide allowances for dining credits losses based on our estimate of losses that would result from the inability of participating restaurants to remain in business or our merchant’s unwillingness to honor their obligations relating to dining credits. If the financial condition of our restaurant base were to deteriorate beyond our expectations, resulting in participating restaurants’ inability to provide food, beverage, goods and services to members thereby reducing the members’ use of dining credits, additional allowances may be required.

We review our members’ ability to use dining credits on a regular basis and provide for anticipated losses on dining credits from restaurants that have ceased operations, restaurants that interfere with our members’ ability to use dining credits and merchants that are unwilling to honor their obligations related to dining credits. All other balances are segregated and evaluated based on the size of balance and the estimated number of months required for members to use the dining credits outstanding. Losses are reduced by recoveries of dining credits previously written off. Account balances are charged off against the allowance after we believe that our merchants are unwilling or unable to honor their obligations relating to dining credits. Subsequent to the account being written-off we continue to pursue recovery efforts.

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

We comply with SFAS No. 142, “Goodwill and Other Intangible Assets,” the current standard for periodic assessment of the carrying value of intangible assets, including goodwill. We assess the impact of SFAS No. 142 using a two-step approach to assess goodwill based on applicable reporting units and any intangible assets, including goodwill, recorded in connection with our previous acquisitions. During the three months ended March 31, 2005, certain territories related to reacquired franchises experienced a significant decline in sales related to unanticipated competition and the loss of key salespersons in these territories which contributed to an operating loss for the quarter. These financial results, coupled with several changes in senior sales management in the three months ended March 31, 2005, gave rise to our need to reassess the goodwill related to the reacquired franchises.

In accordance with the provisions of SFAS 142, we prepared a discounted cash flow analysis which indicated that the book value of certain reporting units exceeded their estimated fair value and that goodwill had been impaired. Accordingly, we recognized a non-cash impairment loss of $1,554 during the three months ended March 31, 2005. As of March 31, 2006, we had unamortized goodwill of $8,117.

Revenue Recognition

We recognize revenue when members patronize our participating merchants and pay using a payment card they have registered with us. Revenue is recognized only if the member’s transaction qualifies in accordance with the rules of the member’s particular program. The amount of revenue recognized is that portion of the member’s total transaction amount that we are entitled to receive in cash, in accordance with the terms of our agreement with the participating merchant. For example, if a member’s total qualified transaction amount is $100 at a participating restaurant, as evidenced by the full amount of the payment card transaction, and our contract provides for us to receive 80%, the amount of revenue we recognize is $80, representing what we will actually realize in cash. Similarly, under the typical Marketing Services Program contract, we recognize revenue only to the extent that we are contractually entitled to receive cash for a portion of the member’s total qualified transaction amount. The same $100 transaction referred to above at a Marketing Services Program merchant may yield $20 in revenue to be recognized.

Membership Fees and Other Income

Membership fees and other income consists principally of renewal fees from the Corporate Program and Cashback Rewards Program members and is recognized over the membership period, which is usually twelve months beginning in the month the fee is received. Cardholder membership fees are cancelable and refunded to members, if requested, on a pro rata basis based on the remaining portion of the membership. In those cases where we earn an annual fee by retaining a portion of the benefits for each member account enrolled in the program, the retained portion reduces the amount of benefit we record.

RESULTS OF OPERATIONS—COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

As a means of better explaining our operations and results, the following table illustrates the relationship between revenue and expense categories for the three months ended March 31, 2006 and 2005. These amounts have been rounded to the nearest tenth.

	Percentage of Sales For the Three Months Ended March 31,
	2006	2005
Sales	100.0	100.0
Cost of sales	52.2	50.2
Provision for dining credits losses	0.7	11.4
Member benefits	13.4	17.6

Net revenue	33.7	20.8
Membership fees and other income	0.9	1.0

Total operating revenue	34.5	21.9

Salaries and benefits	8.7	7.0
Sales commission and expenses	7.3	6.9
Professional fees	3.7	2.6
Member and merchant marketing expenses	1.9	2.0
Goodwill impairment	0.0	2.1
General and administrative expenses	6.8	8.5
Provision to reserve for patent litigation settlement	1.5	0.0

Total operating expenses	29.9	29.1

Operating income (loss)	4.7	(7.3)
Other expense, net	0.4	0.9

Income (loss) before income tax provision (benefit)	4.2	(8.2)
Income tax provision (benefit)	1.6	(3.3)

Net income (loss)	2.7	(4.9)

Operating Revenues

The following table sets forth for the periods presented our sales, components of our costs of sales and certain other information for each of our two marketing programs. Our hotel program is included under the Marketing Services Program.

	For the Three Months Ended March 31,
	2006			2005
	Marketing Credits Program	Marketing Services Program	Total	Marketing Credits Program	Marketing Services Program	Total
Merchant count	7,362	2,160	9,522	8,790	1,517	10,307
Number of qualified transactions	1,901	635	2,536	2,084	431	2,515
Average transaction amount	$47.54	$47.96	$47.65	$46.43	$56.21	$48.11
Qualified transaction amount	$90,380	$30,456	$120,836	$96,763	$24,226	$120,989
Sales yield	69.2%	16.5%	55.9%	71.6%	22.7%	61.8%
Sales	62,571	5,031	67,602	69,258	5,506	74,764
Cost of dining credits	34,943	—	34,943	37,153	—	37,153
Processing fee	257	86	343	378	30	408

Total cost of sales	$35,200	$86	$35,286	$37,531	$30	$37,561

Provision for dining credits losses	447	—	447	8,328	168	8,496
Member benefits	5,315	1,730	7,045	9,760	2,209	11,969
Bonus rewards	586	198	784	120	30	150
Partner Commissions	964	295	1,259	865	169	1,034

Total member benefits	6,865	2,223	9,088	10,745	2,408	13,153

Net revenue	$20,059	$2,722	$22,781	$12,654	$2,900	$15,554

As more fully discussed below, sales for the three months ended March 31, 2006 decreased 9.6% when compared to the same period in the prior year primarily due to a decrease in Marketing Credits Program sales due to a lower Marketing Credits Program merchant count, a shift in sales mix towards Marketing Services Program merchants and more favorable terms to both categories of merchants.

Total merchants as of March 31, 2006 were 9,522 as compared to 10,307 as of March 31, 2005, a 7.6% decrease. The decrease in total merchant count was driven by a 1,428, or 16.2%, decrease in Marketing Credits Program merchants to 7,362 merchants, offset by a 643, or 42.4%, increase in Marketing Services Program merchants to 2,160 merchants. The decrease in Marketing Credits Program merchant count is attributed to our focus on entering into deals with increased profitability. This is evidenced as Marketing Credits Program sales decreased $6,687 or 9.7% from the three months ended March 31, 2005 to the three months ended March 31, 2006, while the total number of Marketing Credits Program merchants decreased 16.2% period over period.

Qualified transaction amounts at our participating merchants (which are transactions where members are entitled to receive benefits) decreased $153 or 0.1% to $120,836 for the three months ended March 31, 2006 compared to the same period in the prior year. The number of qualified transactions increased 21 or 0.8% to approximately 2,536 for the three months ended March 31, 2006 compared to approximately 2,515 for the same period in the prior year while the average qualified transaction amount decreased $0.46 or 1.0% to $47.65 for the three months ended March 31, 2006 from $48.11 for the same period in the prior year. The number of qualified transactions increased during the three months ended March 31, 2006 compared to the same period in the prior year despite the decline in merchant count due to our focus on more profitable deals, an emphasis on increasing available benefit days for our members and a lower reliance on managing our members’ share of the business of individual restaurants. We manage our members’ share of an individual restaurant’s business, when appropriate, by marketing a restaurant and qualifying transactions at that restaurant only on certain days of the week and/or only for certain member groups and/or by limiting the number of qualified transactions a member may have at that restaurant in a specific period. As a result, even if members have the same amount of transactions at that restaurant, the number of those transactions that are qualified transactions may vary.

Sales yield, which represents sales as a percentage of qualified transaction amounts, decreased to 55.9% for the three months ended March 31, 2006 compared with 61.8% for the same period in the prior year. The decrease in sales yield for the quarter was a result of a shift in mix between higher yield Marketing Credits Program and lower yield Marketing Services Program merchant count and a decrease in sales yield for both the Marketing Credits Program and the Marketing Services Program. The effect of the dining credits purchasing policies that were implemented during the second half of 2005 that have resulted in the purchase of dining credits with higher sales yield was offset by the effect of dining credits that were purchased under our previous policies, which will continue to negatively affect sales yield and profitability until they are fully used by our members. While our intent is to increase sales yield in both the Marketing Credits and Marketing Services program, our overall sales yield will be impacted by future sales mix between these programs. If sales mix shifts towards the Marketing Services Program, which has a lower overall sales yield, the blended sales yield would be expected to decrease as well. The Marketing Services Program, while having a lower overall sales yield, has higher gross margins than the Marketing Credits Program and does not put capital at risk. We experienced a decline in sales yield during the three months ended March 31, 2006 compared to the same period in the prior year due in part to the mix of merchants in the Marketing Services Program and the Marketing Credits Program.

Cost of sales, which is composed of the cost of dining credits and related processing fees, increased to 52.2% of sales for the three months ended March 31, 2006 compared to 50.2% of sales for the same period in the prior year. The increase in cost of sales for the quarter was a result of our members’ use of dining credits purchased under our previous policies that have a higher cost of sales. The effect of the dining credits purchasing policies that were implemented during the second half of 2005 that have resulted in our purchase of dining credits with a lower cost of sales was offset by the effect of dining credits that were purchased under our previous policies, which will continue to negatively affect cost of sales and profitability until they are fully used by our members.

The provision for dining credits losses decreased to 0.7% of total sales and 0.7% of Marketing Credits Program sales for the three months ended March 31, 2006 compared to 11.4% of sales and 12.0% of Marketing Credits Program sales for the same period in the prior year. At the end of each reporting period we estimate the allowance for doubtful dining credits accounts and, if necessary, adjust the allowance for losses. The dining credits portfolio is aged based on sales for the preceding quarter and the allowance is determined primarily by applying estimated loss percentages to the aged portfolio. Allowances are also provided for specifically identified accounts and for dining credits balances that are large or slow moving. The provision for losses also reflects the negative impact of merchant accounts that are written off and is positively impacted by the recoveries of amounts that have been written off in the past.

The provision for losses for the three months ended March 31, 2006 was significantly lower than the same period in the prior year due to lower gross write-offs, improved cash recoveries of past write-offs and a lower overall reserve requirement due to a decrease in the dining credits portfolio between periods. During the second half of 2005, we implemented more conservative dining credits purchasing policies that resulted in a decrease in the average amount of time it takes our members to use the dining credits we purchase. The more conservative dining credits purchasing policy combined with a decrease in the number of Marketing Credits Program merchants has resulted in a decrease in the dining credits portfolio of $22,686, or 16.0% between periods. The ending Allowance for Dining Credits Loss totaled 15.1% of the gross dining credits asset, as compared to 14.9% the prior year. Therefore, a significant portion of the decrease in loss provision expense for the three months ended March 31, 2006 as compared to the same period in the prior year is due to the decrease in the size of the portfolio and the reduction in the time it takes for our members to use dining credits.

In the second half of 2005, we augmented our due diligence process and began developing and implementing new credit evaluation tools in an effort to better assess the financial risk of the proposed deals and the credit profile of our restaurants. We have revised and strengthened our approval processes and standards in an effort to further improve the profitability and reduce the potential risk of the deals that we enter into with restaurants. We believe that the increased analysis of new and existing deals will ultimately result in lower relative write-off levels in the future and a favorable impact of the provision for losses as compared to prior periods.

Member benefits, which include partner commissions and incentive bonus rewards paid to members, decreased to 13.4% of sales for the three months ended March 31, 2006 compared to 17.6% of sales for the same period in the prior year. Effective July 1, 2005, a variable benefits program was rolled out to substantially all of our loyalty partner program members whereby some of our members’ benefits are tied to their level of participation in our programs. The reduced member benefit levels and the reduced rate of benefits paid to less engaged members resulted in a lower overall effective rate of benefits earned by our total membership base during the three months ended March 31, 2006 compared with the same period in the prior year.

Membership and other income decreased $208 or 26.6% for the three months ended March 31, 2006 compared with the same period in the prior year. The decrease can be primarily attributed to the decline in membership fee income and a focus on marketing a no-fee dining program to key program partners where we enroll accounts at a reduced cost of acquisition and solicitation.

Operating Expenses

Salaries and benefits increased $622 or 12.0% to $5,861 for the three months ended March 31, 2006 from $5,235 for the same period in the prior year due primarily to an increase in stock compensation expense of $312 partially related to the adoption of SFAS No. 123R and an increase in management incentive compensation expense of $188.

Sales commissions and expenses increased to 7.3% of sales for the three months ended March 31, 2006 compared to 6.9% of sales for the same period in the prior year. The increase as a percent of sales was mainly due to an increase in sales training and the related travel expense. During the second quarter of 2005, we engaged an outside consulting firm to assist with the training of the sales force. We have continued this training during the first quarter of 2006. We believe that the investment made in the training of our account executives will result in increased sales productivity, higher deal profitability and improved restaurant retention. Sales commission and expenses decreased in dollar terms by $241 due to lower headcount and lower commissions resulting from the decline in sales.

Professional fees increased $500 or 25.3% to $2,480 for the three months ended March 31, 2006 compared with the same period in the prior year. The increase was due to an increase in legal fees primarily related to various litigation matters.

Member and merchant marketing expenses decreased $156 or 10.6% for the three months ended March 31, 2006 compared with the same period in the prior year primarily due to a special promotion that took place during the three months ended March 31, 2005. There was no such expense during the three months ended March 31, 2006.

During the three months ended March 31, 2005, certain territories that we reacquired in 1998 and 1999 experienced a significant decline in sales related to unanticipated competition and the loss of key salespersons in these territories which contributed to an operating loss for the quarter. These financial results, coupled with several changes in senior sales management in the first quarter, gave rise to our need to evaluate the goodwill related to the reacquired franchises. As a result of this evaluation, we recognized a non-cash goodwill impairment loss of $1,554 during the three months ended March 31, 2005.

General and administrative expenses decreased $1,746 or 27.5% for the three months ended March 31, 2006 compared to the same period in the prior year. The decrease is primarily the result of a decrease in severance costs of $933 due to the termination of some senior executives, including the former Chief Executive Officer, during 2005; a decrease in programming and systems costs of $140 due to a decrease in web maintenance costs; and a decrease in various other costs of $673 including telephone expense, corporate expenses and other costs. In addition, during the three months ended March 31, 2006, we recorded $650 of severance costs relating to a restructuring of the information technology department and the accounting function transitioning from our Miami, Florida location to our Chicago, Illinois headquarters.

We recorded a $1,000 provision to reserve for a patent litigation settlement. As previously disclosed, a complaint was filed on October 1, 2004, in the United States District Court for the Eastern District of Texas against Rewards Network Inc. by Source, Inc. The complaint claimed that we infringed four patents owned by Source, Inc. We made a counterclaim for trademark infringement against Source, Inc. On April 26, 2006, we entered into a Settlement Agreement with Source, Inc. settling the disputes between the parties. As part of the Settlement Agreement, Source, Inc. will discontinue using “Rewards Network” and the parties will enter into a nonexclusive license agreement pursuant to which we will obtain a license from Source Inc. to practice the inventions under the subject patents for a payment of $1,000, consisting of an initial payment of $800 and payments of $100 on each of the first two anniversaries of the date of the Settlement Agreement.

Other Income and Expense

Interest and other income increased $385 to $458 for the three months ended March 31, 2006 compared with the same period in the prior year. The increase is primarily due to our increased cash and short-term available for sale securities balances. Interest expense and financing costs related to our securitization facility, revolving credit facility and convertible subordinated debentures decreased $34 or 4.4% for the three months ended March 31, 2006 compared to the same period in the prior year.

Income tax provision (benefit)

Our effective tax rate for the three months ended March 31, 2006 was 36.6% compared with 40.3% for the same period in the prior year due to the decrease in the applicable federal rate and the weighted average effective state tax rate resulting from a shift in the apportionment factors among the states in which we conduct business.

Net income (loss)

Net income for the three months ended March 31, 2006 was $1,817 compared with a net loss of $3,667 for the same period in the prior year. This change is primarily due to the reduction in the provision for losses.

Basic weighted average number of shares outstanding increased to 26,593 for the three months ended March 31, 2006 compared to 25,926 for the same period in the prior year. The increase was due to the exercise of stock options. Diluted weighted average shares outstanding increased to 26,823 for the three months ended March 31, 2006 compared to 25,926 for the same period in the prior year. We excluded 3,913 and 4,128 weighted average shares of common stock equivalents from our calculation of diluted weighted average shares outstanding as their effect would have been anti-dilutive for the three months ended March 31, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

General

Cash, cash equivalents and short-term investments were $60,232 as of March 31, 2006, an increase of $28,647 from December 31, 2005. For the three months ended March 31, 2006, we generated $28,663 in cash from operating activities. The cash generated during the three months ended March 31, 2006 was mainly due to net income, a decrease in the dining credits portfolio and a $1,162 tax refund. The decrease in the dining credits portfolio was due to more conservative dining credits purchase policies aimed at improving asset utilization and the decline in our Marketing Credits Program merchant count.

Net cash used in investing activities for the three months ended March 31, 2006 totaled $26,187 and was primarily the result of $25,425 in purchases of available for sale securities. We also invested in $762 of capital expenditures mainly as a result of the design and implementation of a data warehouse to support internal and customer business intelligence, technology investments supporting the automation of internal processes, continued development of our websites and general information technology investments.

During the three months ended March 31, 2006, net cash provided by financing activities was $743 from the issuance of restricted stock unit awards and stock options and the tax benefit realized from the exercise of stock options.

We believe that our cash and cash equivalents, short-term available for sale securities and anticipated cash flows are sufficient to meet our current cash requirements.

Contractual Obligations and Commitments

We lease facilities and equipment under long-term operating leases. These contractual obligations entered into in the ordinary course of business are not required to be reflected in our consolidated balance sheets, but may impact our liquidity. The following table sets forth our future minimum lease payments under non-cancelable operating leases, long-term debt and other contractual obligations and commitments at March 31, 2006:

	Payments by Due Periods (in thousands)
Contractual Obligations and Commitments	Total	Remaining Three Qtrs 2006	2007-2008	2009 and after
Revolving credit facility	$—	$—	$—	$—
Convertible subordinated debentures (including interest)	76,376	2,275	74,101	—
Vendor contracts	29,678	8,988	20,690	—
Patent litigation settlement	1,000	800	200	—
Operating leases	3,393	1,229	1,837	327

Total	$110,447	13,292	96,828	327

Revolving Credit Facility

On November 3, 2004, we entered into a $50,000 unsecured revolving credit facility with Bank of America, N.A. and LaSalle Bank, N.A. (the “Lenders”). For the three months ended March 31, 2005, we were in breach of certain financial covenants of the Credit Agreement and on April 25, 2005, we obtained a waiver from the Lenders of any default having occurred or to occur as a result of such breach. On July 19, 2005, we entered into an Amendment (“Amendment”) to the Credit Agreement with the Lenders. Pursuant to the Amendment, the Credit Agreement has been modified by reducing the credit facility to $25,000, accelerating the maturity date to June 30, 2006, revising the ratio of senior indebtedness to earnings before interest, taxes, depreciation and amortization, as further defined in the Amendment (“EBITDA”), establishing a minimum threshold of EBITDA and providing for a security interest in substantially all of our assets at the time we make a borrowing under the Credit Agreement. As a result of the amendment, we applied EITF 98-14 and amortized an additional $268 of deferred financing costs relating to the old arrangement during the three months ended September 30, 2005. At March 31, 2006, we were in compliance with the covenants. The credit facility contains customary representations, warranties and covenants and includes customary events of default, including a change of control provision. We do not currently have any borrowings outstanding under the Credit Agreement. We are currently evaluating whether to renew the Credit Agreement.

Convertible Subordinated Debentures

On October 15, 2003, we completed a private placement of $70,000 principal amount of our 3 1/4% Convertible Subordinated Debentures with a final maturity date of October 15, 2023. The debentures bear interest at 3.25% per annum, payable on April 15 and October 15 of each year. There were no interest payments outstanding at March 31, 2006. The net proceeds from the offering were $67,500 and the issuance costs of $2,500 are being amortized over five years. Holders of the debentures may require us to repurchase for cash all or part of their debentures on October 15, 2008, October 15, 2013 and October 15, 2018 or upon a change of control at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. We may redeem the debentures, in whole or in part, at any time after October 15, 2008 at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. The debentures are convertible prior to the maturity date into shares of our common stock at an initial conversion price of $17.89 per share, subject to adjustment for certain events, upon the occurrence of any of the following: (i) the closing price of our common stock on the trading day prior to the conversion date was 110% or more of the conversion price of the debentures on such trading day; (ii) we have called the debentures for redemption; (iii) the average of the trading prices of the debentures for any five consecutive trading day period was less than the average conversion value for the debentures during that period, subject to certain limitations; or (iv) we make certain distributions to holders of our common stock or enter into specified corporate transactions.

Dining Credits

Dining credits funded (Gross dining credits less Accounts Payable—dining credits) was $111,320 at March 31, 2006, a decrease of $22,464 from December 31, 2005. We began to decrease the amount of dining credits purchased in the second half of 2005 and we continue to decrease the amount of dining credits that we purchase. This decrease is due to more conservative dining credits purchase policies designed to increase profitability and return on assets and decrease the risk of write-offs and the decline in our merchant count. We believe that the investment made in the training of our sales consultants will result in increased sales productivity and cash will be redeployed in new dining credits purchases. We believe that the purchase of dining credits can be funded generally from cash generated from operations and, if needed, from funds made available through the revolving credit facility.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of March 31, 2006 and 2005.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Since December 31, 2005, there have been no changes with regard to market risk that would require further quantitative or qualitative disclosure. For our quantitative and qualitative disclosures about market risk for the fiscal year ending December 31, 2005, refer to our Annual Report on Form 10-K, filed on March 15, 2006.

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

PART II—OTHER INFORMATION

(in thousands, except square footage)

Item 1.	Legal Proceedings

As previously disclosed, a complaint was filed on October 1, 2004, in the United States District Court for the Eastern District of Texas against Rewards Network Inc. by Source, Inc. The complaint claimed that the Company infringed four patents owned by Source, Inc. The Company made a counterclaim for trademark infringement against Source, Inc. On April 26, 2006, the Company entered into a Settlement Agreement with Source, Inc. settling the disputes between the parties. As part of the Settlement Agreement, Source, Inc. will discontinue using “Rewards Network” and the parties will enter into a nonexclusive license agreement pursuant to which the Company will obtain a license from Source Inc. to practice the inventions under the subject patents for a payment of $1,000, consisting of an initial payment of $800 and payments of $100 on each of the first two anniversaries of the date of the Settlement Agreement.

Item 5.	Other Information

On May 8, 2006, the Company entered into a First Amendment (“Amendment”) to the lease, dated May 5, 2003, for the Company’s principal executive offices located at Two North Riverside Plaza, Chicago, Illinois with Equity Office Properties Management Corp., as agent for Two North Riverside Plaza Joint Venture Limited Partnership, an Illinois limited partnership, sole beneficiary of LaSalle National Trust, N.A., successor trustee under Trust Agreement dated June 26, 1969 and known as Trust No. 39712. The Amendment extends the term of the lease to April 20, 2011, increases the rentable square feet from 14,324 to 24,665 and increases the base rental rate to $39 per month, with future increases in base rent as provided in the Amendment. This summary is qualified in its entirety by reference to the Amendment, a copy of which is attached hereto as Exhibit 10.6.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.4	Indenture, dated as of October 15, 2003, as amended and restated as of February 4, 2004, between Rewards Network Inc. and LaSalle Bank National Association is incorporated herein by reference to Exhibit 4.15 to Rewards Network Inc’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.5	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC is incorporated herein by reference to Exhibit 4.18 to iDine Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 14, 2003.

10.1	2006 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on January 25, 2005.

10.2	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 28, 2006.

10.3	Rewards Network Inc. Severance Plan is incorporated herein by reference to Exhibit 10.34 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.4	Amendment to Agreement, dated as of March 13, 2006, by and between Rewards Network Services Inc. and American Express Travel Related Services Company, Inc. is incorporated herein by reference to Exhibit 10.39 to Rewards Network Inc.’s Annual Report on Form 10-K (File No.
001-13806), filed on March 15, 2006.

10.5	Second Amended and Restated Agreement, dated as of March 13, 2006, by and between Rewards Network Services Inc. and Upromise, Inc. is incorporated herein by reference to Exhibit 10.40 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.6*	First Amendment, dated May 8, 2006, between Rewards Network Inc. and Equity Office Properties Management Corp., as agent for Two North Riverside Plaza Joint Venture Limited Partnership, an Illinois limited partnership, sole beneficiary of LaSalle National Trust, N.A., successor trustee under Trust Agreement dated June 26, 1969 and known as Trust No. 39712.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REWARDS NETWORK INC.

May 9, 2006	/s/ CHRISTOPHER J. LOCKE
Christopher J. Locke Senior Vice President and Chief Financial Officer (Principal Financial Officer and on behalf of the registrant)

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.4	Indenture, dated as of October 15, 2003, as amended and restated as of February 4, 2004, between Rewards Network Inc. and LaSalle Bank National Association is incorporated herein by reference to Exhibit 4.15 to Rewards Network Inc’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.5	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC is incorporated herein by reference to Exhibit 4.18 to iDine Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 14, 2003.

10.1	2006 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on January 25, 2005.

10.2	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 28, 2006.

10.3	Rewards Network Inc. Severance Plan is incorporated herein by reference to Exhibit 10.34 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.4	Amendment to Agreement, dated as of March 13, 2006, by and between Rewards Network Services Inc. and American Express Travel Related Services Company, Inc. is incorporated herein by reference to Exhibit 10.39 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.5	Second Amended and Restated Agreement, dated as of March 13, 2006, by and between Rewards Network Services Inc. and Upromise, Inc. is incorporated herein by reference to Exhibit 10.40 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.6*	First Amendment, dated May 8, 2006, between Rewards Network Inc. and Equity Office Properties Management Corp., as agent for Two North Riverside Plaza Joint Venture Limited Partnership, an Illinois limited partnership, sole beneficiary of LaSalle National Trust, N.A., successor trustee under Trust Agreement dated June 26, 1969 and known as Trust No. 39712.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith