Form 10-Q
period 2006-06-30
REWARDS NETWORK INC
filed 2006-08-08
CIK 78536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For	the quarterly period ended June 30, 2006

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For	the transition period from to

Commission File Number 1-13806

REWARDS NETWORK INC.

(Exact name of registrant as specified in its charter)

DELAWARE	84-6028875
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 2, 2006, there were 26,575,280 shares of the registrant’s common stock, par value $.02 per share, outstanding.

INDEX

REWARDS NETWORK INC. AND SUBSIDIARIES

REWARDS NETWORK INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$45,202	$31,585
Short-term available for sale securities	35,000	—
Accounts receivable, net of allowance for doubtful accounts of $1,676 and $2,498, respectively	5,871	7,240
Dining credits, net of allowance for doubtful accounts of $14,902 and $21,192, respectively	87,727	121,026
Deferred income taxes	5,405	7,322
Prepaid expenses	2,627	2,532
Income taxes receivable	228	2,666

Total current assets	182,060	172,371
Property and equipment, net of accumulated depreciation and amortization of $19,258 and $17,137, respectively	8,207	8,565
Other assets	1,591	1,834
Excess of cost over net assets acquired	8,117	8,117

Total assets	$199,975	$190,887

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable—dining credits	$8,242	$8,434
Accounts payable—member benefits	7,124	6,399
Accounts payable—trade	4,049	3,800
Accrued compensation	2,892	1,783
Other current liabilities	4,833	3,693
Deferred membership fee income	1,070	1,226

Total current liabilities	28,210	25,335
Convertible subordinated debentures	70,000	70,000
Deferred income taxes	264	1,006
Other long-term liabilities	376	358

Total liabilities	98,850	96,699

Stockholders’ equity:
Common stock, par value $0.02 per share; authorized 70,000 shares; issued 26,828 and 26,625 shares, respectively; and outstanding 26,545 and 26,343 shares, respectively	537	533
Additional paid-in capital	64,080	61,725
Cumulative other comprehensive income:
Foreign currency translation, net of income taxes	517	359
Retained earnings	38,201	33,781
Treasury stock, at cost (282 shares of common stock)	(2,210)	(2,210)

Total stockholders’ equity	101,125	94,188

Total liabilities and stockholders’ equity	$199,975	$190,887

See accompanying notes to consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating revenues:
Sales	$66,356	$73,041	$133,958	$147,805
Cost of sales	34,400	37,302	69,686	74,863
Provision for losses	250	4,262	697	12,758
Member benefits	9,311	12,398	18,399	25,551

Total direct expenses	43,961	53,962	88,782	113,172

Net revenue	22,395	19,079	45,176	34,633
Membership fees and other income	545	717	1,120	1,500

Total operating revenues	22,940	19,796	46,296	36,133

Operating expenses:
Salaries and benefits	6,048	4,304	11,909	9,539
Sales commissions and expenses	4,438	5,007	9,386	10,196
Professional fees	1,644	1,780	4,124	3,760
Member and merchant marketing	1,054	1,298	2,371	2,771
Goodwill impairment	—	—	—	1,554
General and administrative	5,350	4,439	9,956	10,791
Patent litigation settlement	—	—	1,000	—

Total operating expenses	18,534	16,828	38,746	38,611

Operating income (loss)	4,406	2,968	7,550	(2,478)
Other income (expense):
Interest and other income	696	162	1,154	235
Interest expense and financing costs	(721)	(747)	(1,456)	(1,516)

Income (loss) before income tax provision (benefit)	4,381	2,383	7,248	(3,759)

Income tax provision (benefit)	1,778	944	2,828	(1,531)

Net income (loss)	$2,603	$1,439	$4,420	$(2,228)

Earnings (loss) per share of common stock:
Basic	$0.10	$0.05	$0.17	$(0.09)

Diluted	$0.10	$0.05	$0.16	$(0.09)

Weighted average number of common and common equivalent shares outstanding:
Basic	26,672	25,967	26,632	25,938

Diluted	26,958	26,140	26,879	25,938

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$4,420	$(2,228)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,121	2,077
Loss on disposal of fixed assets	—	28
Tax benefit from the exercise of stock options	—	293
Amortization of deferred financing cost	341	384
Goodwill impairment	—	1,554
Provision for losses on dining credits	697	12,758
Stock-based compensation	1,301	305
Deferred income taxes	1,175	(917)

Changes in assets and liabilities:
Accounts receivable	1,345	1,282
Dining credits including accounts payable—dining credits	32,526	(21,160)
Prepaid expenses	(187)	(1,004)
Income taxes receivable	2,438	(2,222)
Other assets	(26)	(594)
Accounts payable—trade	237	672
Accounts payable—member benefits	725	(1,420)
Accrued compensation	1,108	421
Other liabilities	1,159	737
Deferred membership fee income	(155)	(241)

Net cash provided by (used in) operating activities	49,225	(9,275)

Cash flows from investing activities:

Additions to property and equipment	(1,745)	(696)
(Purchases) sales of available for sale securities	(35,000)	6,772

Net cash (used in) provided by investing activities	(36,745)	6,076

Cash flows from financing activities:

Tax benefit from the exercise of stock options	253	—
Proceeds from the exercise of stock options	772	909

Net cash provided by financing activities	1,025	909

Effect of exchange rate on cash	112	(36)

Net increase (decrease) in cash	13,617	(2,326)
Cash and cash equivalents:
Beginning of the period	31,585	8,728

End of the period	$45,202	$6,402

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,138	$1,144

Income taxes	$470	$1,340

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except per share data and square footage)

Note 1 - Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these interim financial statements in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments that are of a normal recurring nature necessary to present fairly the condensed consolidated financial position of Rewards Network Inc. and its subsidiaries (collectively, the “Company”) at June 30, 2006, condensed consolidated results of operations for the three and six months ended June 30, 2006 and condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 have been made. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2006. The condensed consolidated balance sheet as of December 31, 2005 is derived from the Company’s audited condensed consolidated financial statements.

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

The Company primarily offers two programs to its participating merchants—the Marketing Credits Program and the Marketing Services Program. The Marketing Credits Program provides participating merchants with marketing, loyalty programs, business intelligence and access to capital through the Company’s purchase of dining credits from these merchants. The Marketing Services Program provides participating merchants with all of the services included in the Marketing Credits Program except access to capital because the Company does not purchase dining credits from merchants that participate in the Marketing Services Program.

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

Note 2 - Goodwill Impairment

In 1997, the Company started the systematic reacquisition of its franchised territories, which it completed by mid-2000. At the time of the reacquisition, the Company accounted for the excess of cost over fair value of assets acquired as goodwill. During the first quarter of 2005, certain of these reacquired territories experienced a significant decline in sales related to unanticipated competition and the loss of key salespersons in these territories, which contributed to an operating loss for the quarter. These financial results, coupled with several changes in senior management in the first quarter of 2005, gave rise to the Company’s need to reassess the goodwill related to the reacquired franchises.

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

Note 3 - Certain Relationships and Related Party Transactions (square footage not in thousands)

On May 5, 2003, the Company entered into an office lease agreement with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, a limited partnership comprised in part of trusts established for the benefit of Samuel Zell and members of his family. Samuel Zell was the Company’s Chairman of the Board of Directors from September 2002 through September 2005. The trustee of these trusts is Chai Trust Company, L.L.C., and Donald J. Liebentritt, the current Chairman of the Board of Directors of the Company, is President of Chai Trust Company, L.L.C. Two North Riverside Plaza Joint Venture Limited Partnership is an affiliate of Samstock, L.L.C., the Company’s largest shareholder. The lease initially provided for 10,000 square feet of office space at Two North Riverside Plaza, Chicago, Illinois and, effective July 1, 2004, the Company exercised its option to increase this space to 14,324 square feet. On May 8, 2006, the Company entered into a First Amendment to this lease that increased the space to 24,665 square feet. The term of the lease, as amended, is from September 1, 2003 through April 20, 2011. The Company paid rent of $70 and $68 for the three months ended June 30, 2006 and 2005, respectively and $140 and $136 for the six months ended June 30, 2006 and 2005, respectively.

The Company has entered into two storage space lease agreements with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, one dated November 2, 2005 and one dated October 22, 2003. The leases provide for an aggregate of 1,130 square feet of storage space at Two North Riverside Plaza, Chicago, Illinois. The term of the November 2, 2005 lease is from November 7, 2005 through August 31, 2008 and the term of the October 22, 2003 lease is month-to-month. The Company paid rent for these storage spaces of $3 and $2 for the three months ended June 30, 2006 and 2005, respectively and $7 and $2 for the six months ended June 30, 2006 and 2005, respectively.

On October 20, 2005, the Company entered into an office sublease agreement with Equity Group Investments, L.L.C. (“EGI”). Donald J. Liebentritt, the Company’s Chairman, is a Senior Advisor with EGI and Nils E. Larsen, a director of the Company, is a Managing Director of EGI. EGI is an affiliate of Samstock, L.L.C., the Company’s largest stockholder. The sublease provides for approximately 3,600 square feet of office space at Two North Riverside Plaza, Chicago, Illinois. The term of the sublease is from October 21, 2005 and continues on a month-to-month basis. The Company paid rent of $7 and $14 for the three and six months ended June 30, 2006, respectively.

On June 25, 2004, the Company entered into an office lease agreement with Equity Office Management, L.L.C., as indirect manager of San Felipe Plaza, Ltd., a limited partnership. Equity Office Management, L.L.C. is an affiliate of Equity Office Properties Trust. Samuel Zell is Chairman of the Board of Trustees and a shareholder of Equity Office Properties Trust. The lease provides for 827 square feet of office space at 5847 San Felipe, Suite 1675, Houston, Texas. The term of the lease is from July 1, 2004, through June 30, 2009. The Company paid rent of $4 in each of the three months ended June 30, 2006 and 2005 and $8 and $4 for the six months ended June 30, 2006 and 2005, respectively.

On June 20, 2005, the Company entered into an office lease agreement with CA Shorebreeze Limited Partnership, an affiliate of Equity Office Properties Trust. The lease is for office space at 255 Shoreline Drive, Suite 145, Redwood City, California. The term of the lease is from August 10, 2005 through February 9, 2009. The Company paid rent of $7 and $13 for the three and six months ended June 30, 2006, respectively.

On August 4, 2005, the Company entered into an office license agreement with WA-Columbia Center, L.L.C., an affiliate of Equity Office Properties Trust. The license is for office space at 701 Fifth Avenue, Suite 1410, Seattle, Washington. The term of the license is from August 1, 2005 through July 31, 2008. The Company paid rent of $7 and $14 for the three and six months ended June 30, 2006, respectively.

The future minimum lease obligations for these leases are as follows:

Year Ending December 31,
2006 (remaining two quarters of the year)	$252
2007	541
2008	540
2009	492
Thereafter	832

Total minimum lease payments	$2,657

On August 30, 1999, the Company entered into an office lease agreement with EOP—Northwest Properties, L.L.C., an affiliate of Equity Office Properties Trust. The lease is for office space at 999 Third Avenue, Suite 3800, Seattle, Washington. The term of the lease commenced on September 1, 1999, and the lease was terminated effective August 31, 2005. The Company paid rent of $5 and $10 for the three and six months ended June 30, 2005, respectively.

On October 11, 2004, the Company entered into an agreement with EGI for administrative services beginning October 18, 2004 and continuing on a month-to-month basis, with a 30-day written notice required for cancellation. The administrative services consist of rent for 1,251 square feet of additional office space at Two North Riverside Plaza, Chicago, Illinois, utilities and maintenance service. For the three and six months ended June 30, 2005, the Company paid $2 and $9, respectively to EGI for these services. This agreement was terminated as of April 30, 2005.

Note 4 - Litigation

As previously disclosed, on May 25, 2004, a complaint was filed in the Los Angeles County Superior Court against the Company and certain of its subsidiaries by Bistro Executive, Inc., Westward Beach Restaurant Holdings, LLC and MiniBar Lounge, all of which were participants in the Company’s dining credits program (the “Dining Plan”), and their respective owners.

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

On July 20, 2006, the United States District Court for the Central District of California issued a decision denying the Company’s motion for summary judgment and granting plaintiffs’ motion for summary judgment as to plaintiffs’ usury and usury-based claims. The court did not reach any determination regarding monetary relief.

The Company disputes the allegations of wrongdoing in this complaint and disagrees with the court’s decision to grant plaintiffs’ motion for summary judgment as to plaintiff’s usury and usury-based claims. The Company is not able to provide any assurance, however, as to the ultimate outcome of the litigation. The Company is seeking appellate review of the court’s decision and intends to seek reconsideration of the court’s decision and permission to file counterclaims seeking to have the Company fairly compensated for benefits conferred on the plaintiffs. The Company is not able to provide any assurance that reconsideration or permission to file counterclaims will be granted, that the Company will prevail on the counterclaims or that it will obtain appellate review until after the trial in this matter, which is scheduled for October 3, 2006. The trial will determine damages and injunctive relief among other matters. We cannot predict the amount of damages that may be awarded to the plaintiffs in the trial, nor whether the plaintiffs will be granted injunctive relief with respect to any aspect of the Company’s business conduct in California. The Company may not be able to pay or comply with an adverse judgment in the trial. Based on the court’s summary judgment opinion, damages may be substantial and may have a material adverse effect on the Company. Injunctive relief may have a material adverse effect on the Company.

In order for the Company to appeal an adverse decision in the trial, the Company will likely be required to post a substantial bond, possibly up to 150% of any judgment. The Company can offer no assurance that it will be able to post any required bond or that the court’s decision will be overturned on appeal.

The Company will continue to vigorously defend itself in this matter. The ultimate cost to the Company from this action is not possible to predict and may not be determined for a number of years.

As previously disclosed, a complaint was filed on October 1, 2004, in the United States District Court for the Eastern District of Texas against Rewards Network Inc. by Source, Inc. The complaint claimed that the Company infringed four patents owned by Source, Inc. The Company filed a counterclaim for trademark infringement against Source, Inc. On April 26, 2006, the Company entered into a Settlement Agreement with Source, Inc. settling the disputes between the parties. As part of the Settlement Agreement, Source, Inc. will discontinue using “Rewards Network” and the parties will enter into a nonexclusive license agreement pursuant to which the Company will obtain a license from Source, Inc. to practice the inventions under the subject patents for a payment of $1,000, consisting of an initial payment of $800 (paid during the quarter ended June 30, 2006) and payments of $100 on each of the first two anniversaries of the date of the Settlement Agreement.

Note 5 - Income (Loss) per Share

Basic income (loss) per share was computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding for each period presented. Diluted income (loss) per share was computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of the Company’s common stock and common stock equivalents outstanding for each period presented. Weighted average shares of common stock equivalents of 3,913 for the three and six months ended June 30, 2006 and 3,913 and 4,104 for the three and six months ended June 30, 2005, respectively, were excluded as their effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$2,603	$1,439	$4,420	$(2,228)
Weighted average number of shares of common stock and common stock equivalents outstanding
Basic	26,672	25,967	26,632	25,938
Stock options and restricted stock	286	173	247	—

Diluted	26,958	26,140	26,879	25,938

Earnings (loss) per share:
Basic	$0.10	$0.05	$0.17	$(0.09)

Diluted	$0.10	$0.05	$0.16	$(0.09)

Note 6—Stock-based Compensation

The Company grants stock-based awards through its 2006 Long-Term Incentive Plan (the “Plan”). Stock-based awards primarily include stock options and restricted stock unit awards. Prior to January 1, 2006, the Company accounted for these stock-based awards under the intrinsic value method of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). This method under APB No. 25 resulted in no expense being recorded for stock option grants prior to January 1, 2006. In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued and was effective for annual periods beginning after June 15, 2005. The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective transition method. Accordingly, the consolidated financial statements for periods prior to the adoption of SFAS No. 123R have not been restated. SFAS No. 123R applies to all of the Company’s outstanding unvested stock-based payment awards as of January 1, 2006 and for all prospective awards. At June 30, 2006, there were approximately 2,521 shares available for issuance under the Plan.

The following table presents the stock-based compensation expense included in the Company’s condensed consolidated statements of operation during the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
Components of Stock-based Compensation Expense	2006	2005	2006	2005
Stock options included in salaries and benefits expense	$139	$—	$304	$—
Restricted stock unit awards included in salaries and benefits expense	686	—	851	—
Restricted stock unit awards included in general and administrative expense	44	8	80	88

Total stock-based compensation costs	869	8	1,235	88
Income tax benefit	(353)	(3)	(482)	(36)

Total after-tax stock-based compensation expense	$516	$5	$753	$52

Stock Options

Generally, the exercise price of the stock options is equal to the fair market value of the underlying stock on the date of the stock option grant. Generally, stock options have a term of 10 years from the date of grant and typically vest in increments of 25% per year over a four-year period on the first four anniversaries of the grant date. Shares subject to stock options are typically issued from authorized but unissued shares of common stock. Any vested but unexercised stock options are generally canceled after 90 days of the employee’s termination date. The vesting period of stock options outstanding as of June 30, 2006 generally range from 3 years to 4 years. The stock-based compensation expense of stock options is amortized over the requisite service period using the straight-line method. There were no capitalized stock-based compensation costs at June 30, 2006 and 2005.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the three months ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average grant-date fair value of options	None granted	None granted	$4.59	$2.91
Stock volatility			60.0%	55.9%
Risk-free interest rate			4.0%	4.3%
Expected option life in years			6.2	5.1
Expected stock dividend yield			0%	0%

The Company has a dividend yield of zero because it has made no dividend payment over the last four years. Expected volatility is based on historical volatility over the estimated expected life of the stock options. The risk-free interest rate is based on a yield curve constructed from U.S. Treasury strips at the time of grant for a security with a term equal to the vesting period of the stock option. The expected life is derived from historical data and represents the period of time the stock options are expected to be outstanding.

Information with respect to the stock options at June 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2005	1,451	$6.63
Granted	40	7.68
Exercised	(209)	3.70
Forfeitures	(251)	8.47

Balance at June 30, 2006	1,031	$6.82	6.83	$1,388

Exercisable at June 30, 2006	644	$6.46	5.62	$1,104

Intrinsic value for stock-based instruments is defined as the difference between the current market value and the exercise price. The total intrinsic value of stock options exercised during the six months ended June 30, 2006 was $686.

During the three and six months ended June 30, 2006, cash received from stock options exercised was $228 and $772, respectively, and the actual tax benefit realized for tax deductions from stock options exercised was $54 and $253, respectively. SFAS No. 123R requires the benefits of tax deductions in excess of the compensation cost recognized for stock options exercised (excess tax benefits) to be classified as financing cash flows. There was $253 of excess tax benefits included as a cash inflow in other financing activities of the Company’s June 30, 2006 condensed consolidated statements of cash flows as all of the stock options exercised in the period were vested prior to the adoption of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, the Company presented these benefits as operating cash flows in the condensed consolidated statements of cash flows.

The following table summarizes the Company’s nonvested stock option activity for the six months ended June 30, 2006:

	Shares	Weighted Average Grant-Date Fair Price
Nonvested at December 31, 2005	478	$4.00
Granted	40	4.59
Vested	(112)	4.79
Forfeited	(19)	5.52

Nonvested at June 30, 2006	387	$4.29

As of June 30, 2006, $600 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over the weighted-average period of approximately two years.

Restricted Stock Unit Awards

On February 22, 2006, the Compensation Committee of the Board of Directors of the Company (“Compensation Committee”) approved the grant of a restricted stock unit award pursuant to the Company’s 2004 Long-Term Incentive Plan (“2004 Plan”) to Ronald L. Blake as set forth in the Employment Agreement between the Company and Mr. Blake dated as of September 13, 2005 (“Blake Employment Agreement”). The Compensation Committee approved the grant to Mr. Blake of a restricted stock unit award entitling Mr. Blake to receive 250 shares of the Company’s common stock, with 186 shares vesting on December 31, 2006, and the remaining 64 shares vesting on December 31, 2007. This restricted stock unit award vests only if Mr. Blake remains employed by the Company as of each vesting date and the Company attains applicable performance goals based on the Company’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”), excluding unusual and non-recurring gains and losses. This restricted stock unit award will fully vest upon a change in control, as defined in the Blake Employment Agreement.

In addition, on February 22, 2006, the Compensation Committee approved the grant of restricted stock unit awards to certain members of the Company’s management. These employees received restricted stock unit awards entitling them to receive a total of 221 shares of the Company’s common stock. These restricted stock unit awards vest in three equal installments beginning on the first anniversary of the date of grant if the Company attains applicable performance goals based on the Company’s EBITDA in 2006 (“Performance Targets”). If the Company does not achieve the 2006 Performance

Target, but achieves a cumulative EBITDA target for 2006 and 2007 (“2007 Cumulative Performance Target”), these restricted stock unit awards will vest two-thirds on the second anniversary of the date of grant and one-third on the third anniversary of the date of grant. If the Company does not achieve the 2007 Cumulative Performance Target, but achieves a cumulative EBITDA target for 2006, 2007 and 2008 (“2008 Cumulative Performance Target”), these restricted stock unit awards will vest in their entirety on the third anniversary of the date of grant. If the 2006, 2007 and 2008 Cumulative Performance Targets are not achieved, the restricted stock unit awards will not vest.

The Compensation Committee also approved the grant of an additional restricted stock unit award to Mr. Blake entitling Mr. Blake to receive 50 shares of the Company’s common stock, subject to the approval of the 2006 Long-Term Incentive Plan (“2006 Plan”) by the stockholders of the Company. This restricted stock unit award will fully vest upon a change in control, as defined in the 2006 Plan. This restricted stock unit award will have the same terms as the restricted stock unit awards granted to the other management members as described above. The stockholders of the Company approved the 2006 Plan on May 23, 2006 and this restricted stock unit award was granted to Mr. Blake effective May 23, 2006.

On May 23, 2006, the Compensation Committee approved the grant of a restricted stock unit award pursuant to the 2006 Plan to Mr. Blake as set forth in the Blake Employment Agreement. The Compensation Committee approved the grant to Mr. Blake of a restricted stock unit award as of June 1, 2006 entitling Mr. Blake to receive 215 shares of the Company’s common stock, with 76 shares vesting on December 31, 2007, and the remaining 139 shares vesting on December 31, 2008. This restricted stock unit award vests only if Mr. Blake remains employed by the Company as of each vesting date and the Company attains applicable performance goals based on the Company’s EBITDA. This restricted stock unit award will fully vest upon a change in control, as defined in the Blake Employment Agreement.

In addition, the Non-Employee Director Awards Program (the “NED Program”), adopted pursuant to the 2004 Plan and the 2006 Plan allows for non-employee directors to choose to take directors fees in either cash or a current or deferred stock award. The fees under the NED Program are $30 per year to each non-employee director, plus an additional $40 per year to the Chairman of the Board of Directors, $20 per year to the Chairman of the Audit Committee and $10 per year to each other member of the Audit Committee, payable in either cash or a current or deferred stock award. As of June 30, 2006, the Company had a book entry of 155 shares of common stock not yet issued to directors under deferred stock awards. In 2004, the NED Program provided for the automatic grant to non-employee directors of stock options to purchase 10 shares of the Company’s common stock following each annual meeting of the Company’s stockholders, and was amended in the fourth quarter of 2004 to provide for quarterly grants of 2 restricted stock units in lieu of the stock option grant.

During the six months ended June 30, 2006 and 2005, the Company granted restricted stock unit awards of 771 and 36 shares, respectively, which generally will vest and settle over a three-year period.

The fair value of each restricted stock unit award granted during the six months ended June 30, 2006 and 2005 was based on the closing price of the Company’s common stock traded on the American Stock Exchange on the date of grant.

The following table summarizes the Company’s nonvested restricted stock unit award activity for the six months ended June 30, 2006:

	Shares	Weighted Average Grant-Date Fair Price
Nonvested at December 31, 2005	77	$5.58
Granted	771	7.92
Vested	(15)	5.97
Forfeited	(5)	7.68

Nonvested at June 30, 2006	828	$7.74

As of June 30, 2006, $5,473 of total unrecognized compensation costs related to nonvested restricted stock unit awards are expected to be recognized over the weighted-average period of approximately 2.7 years.

2005 Pro Forma Information

The table below shows the effect on the Company’s net income and earnings per share had the Company elected to account for all of its stock-based compensation plans using the fair-value method under SFAS No. 123 for the three and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income (loss)—as reported	$1,439	$(2,228)
Employee stock option compensation (expense) income, net of tax	(132)	1,396

Net income (loss)—pro forma	$1,307	$(832)

Earnings (Loss) per share
Basic—as reported	$0.05	$(0.09)

Basic—pro forma	$0.05	$(0.03)

Diluted—as reported	$0.05	$(0.09)

Diluted—pro forma	$0.05	$(0.03)

Stock-based compensation resulted in income during the six months ended June 30, 2005 rather than expense due to forfeitures of stock options by terminated employees during the period.

Note 7 - Business and Credit Concentrations

As of June 30, 2006, the Company had contracts or relationships with nine major airlines that offer frequent flyer miles as rewards. Members of each of the United Air Lines, Delta Air Lines and Upromise Inc. programs represented 10% or more of the Company’s sales for the three and six months ended June 30, 2006 and 2005. The following table illustrates the Company’s partner sales concentration as a percentage of total sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Airlines	57.6%	56.3%	57.6%	56.5%
All partners that each represent 10% or more of sales	47.9%	45.9%	47.4%	46.0%

Note 8 - Minimum Partner and Vendor Obligations

The Company has agreements with various partners and vendors that obligate the Company, among other things, to certain minimum purchases as well as minimum thresholds of marketing activities. These marketing activities may include advertising and promotion, award currency purchases and/or dining program size. The advertising and promotion, award currency purchases and other obligations are generally measured over a one to three year period. The Company periodically evaluates whether its minimum obligations with respect to each partner and vendor will be satisfied and records a liability if appropriate.

Note 9 - Available for Sale Securities

The Company’s investments, all which are classified as available for sale, are comprised of auction rate securities and municipal bonds. At June 30, 2006, all of the Company’s investments have a maturity date of less than one year. Investments that, at the date of purchase, have a maturity greater than three months but less than a year are classified as short-term investments. The following table illustrates our investment holdings as of June 30, 2006.

Market Value
Short-term available for sale securities
Auction Rate Securities	$30,000
Municipal Bonds	$5,000

Total	$35,000

Note 10 – Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,”. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this new pronouncement on its unaudited condensed consolidated financial statements.

In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” (“EITF No. 06-3”), that entities may adopt a policy of presenting taxes in the income statement either on a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between the seller and a customer (e.g., sales taxes, use taxes, value-added taxes, and some types of excise taxes). EITF No. 06-3 is effective for the Company’s financial statements for interim and annual reporting periods beginning after December 15, 2006. The Company is currently evaluating the impact of this new pronouncement on its unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands, except per share data, restaurants in the program, average transaction amount and estimated months to consume dining credits portfolio)

You should read the following discussion together with our condensed consolidated financial statements and notes to those financial statements, which are included in this report. This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “intends,” “expects,” “could,” “should,” “plans,” “believes,” “estimates” or words or phrases of similar import generally identify forward-looking statements. You are cautioned that forward-looking statements are subject to risks, trends and uncertainties that could cause actual results, performance or achievements to differ materially from those expressed in any forward-looking statements. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to, the following: (i) adverse determination of lawsuits in which we are a defendant that may result in liability and/or adversely impact the way in which we conduct business, (ii) a class action lawsuit that, based on the court’s summary judgment opinion, may result in substantial monetary damages as well as restrictions on and changes to how we conduct our business, (iii) our dependence on our relationships with airlines and other reward program partners for a significant number of members, (iv) the concentration of a significant amount of our rewards currency in one industry group, the airline industry, (v) our minimum purchase obligations and performance requirements, (vi) our inability to attract and retain merchants, (vii) our inability to attract and retain members, (viii) adverse consequences of changes in our programs that affect the rate of rewards received by members, (ix) our inability to maintain an appropriate balance between the number of members and the number of participating merchants in each market, (x) changes to payment card association rules and practices, (xi) our dependence upon our relationships with payment card issuers, transaction processors, presenters and aggregators, (xii) network interruptions or processing errors, (xiii) our susceptibility to a changing regulatory environment, (xiv) increased operating costs due to privacy concerns of our marketing partners, payment card processors and the public, (xv) the failure of our security measures, (xvi) the risk that our members will not be able to use the dining credits we purchase from a merchant, (xvii) economic changes, (xviii) an adverse change in our loss experience related to dining credits, (xix) the loss of key personnel, (xx) increasing competition, (xxi) our inability to obtain sufficient cash, and (xxii) the failure of our expansion into Canada. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time or otherwise, except as required by law. See the risk factors included as Part 1, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2005 for a more detailed discussion of the foregoing and other factors that could cause actual results to differ materially from those included in the forward-looking statements and that, among others, should be considered in evaluating our outlook.

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

We primarily offer two programs to participating merchants—our Marketing Credits Program and our Marketing Services Program. Our Marketing Credits Program provides our participating merchants with marketing, loyalty programs, business intelligence and access to capital through our purchase of dining credits from these merchants. Our Marketing Services Program provides our participating merchants with all of the services included in the Marketing Credits Program except access to capital because we do not purchase dining credits from merchants that participate in the Marketing Services Program.

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

Our business is dependent on, among other things, members’ continuing decision to dine in our participating merchants and earn benefits. In this regard, having an appealing inventory of participating merchants is an important element to our growth and profitability.

We generate revenue when members dine at participating merchants when benefits are available and use a payment card that they have registered with us. For transactions at participating merchants, our revenue is equal to a percentage of members’ total dining transaction amount. We also offer a hotel program to certain members that is outsourced to a travel distribution company, and in our hotel program our revenue is equal to a fee paid to us when a member pays for a hotel room with a payment card that they have registered with us after making a reservation through our website. These revenues are applied to recover our costs where we have purchased dining credits; provide benefits to members; cover our selling, general and administrative expenses; and generate operating income that provides a return for our stockholders.

During 2004 and the beginning of 2005, we expanded the flexibility of both our Marketing Credits Program and Marketing Services Program products, often resulting in terms for the purchase of dining credits that were more favorable for our merchants in the case of the Marketing Credits Program products and lower pricing in the case of our Marketing Services Program products, in an effort to reduce attrition of existing merchants and ultimately increase merchant count and revenues. These products resulted in lower revenues, lower sales yield and an increased cost of sales. During the same period, we also increased our efforts to manage members’ share of an individual merchant’s business in an effort to reduce attrition of existing merchants. We manage our members’ share of an individual merchant’s business, when appropriate, by qualifying transactions at that merchant only on certain days of the week and/or only for certain member groups and/or by limiting the number of qualified transactions a member may have at that merchant in a specific period. The expanded flexibility of our Marketing Credits Program products and the increased management of our members’ share of an individual merchant’s business had the effect of lengthening the period of time it takes for members to use the dining credits that we purchased from merchants, which increased the risk that members would not be able to fully use dining credits purchased from a merchant and contributed to an increase in our provision for losses during 2005. We did not experience the expected reduction in attrition of existing merchants and increase in merchant count, revenues and profitability that these initiatives were intended to generate.

On March 29, 2005, Ronald L. Blake was named President and Chief Executive Officer and there were several additional changes to our management team throughout 2005. Our new management team adopted a number of initiatives during the second half of 2005 in an effort to increase the profitability of both our Marketing Credits Program and Marketing Services Program products. These initiatives included new, more conservative dining credits purchasing policies which were intended to reduce the risk that members would not be able to use all of the dining credits that we purchase from a merchant, increase sales yield and decrease our cost of sales, as well as higher pricing for our Marketing Services Program products. During the second half of 2005, we also began to focus on providing an improved member experience by working to increase the days of the week on which benefits are available to members at individual merchants. Finally, we enhanced our business intelligence capabilities to demonstrate the value of our marketing and loyalty services to merchants. In order to support sales efforts under the new policies, we developed a new sales approach and related sales training programs, shifting from a price-driven selling approach to a consultative, value-based selling approach aimed at matching our merchant customer’s needs to our product set. We believe that the value-based selling approach and related sales training programs better prepare our sales staff to articulate the value of our marketing, access to capital, loyalty programs and business intelligence services. In addition to our new sales approach, we modified the sales compensation plan to compensate our sales personnel based on the profitability of our deals with merchants. Our value-based selling approach combined with the new purchasing policies have resulted in a lower overall merchant count in the short term and a gradual shift in our merchant base towards our Marketing Services Program. We believe that these changes will ultimately result in increased revenues, increased sales yield on each individual product, lower cost of sales and a decrease in the time it takes for members to use the dining credits. We also believe these initiatives will result in increased merchant retention and improved profitability in the long term.

In addition, we have augmented our due diligence process and developed and implemented new evaluation tools in an effort to better assess the risk that members will not be able to use all of the dining credits that we purchase from a merchant. We have revised and strengthened our approval processes and standards in an effort to further improve the profitability of our Marketing Credits Program and reduce the risk that members will not be able to use all of the dining credits that we purchase from a merchant. We continue to see the effects of these initiatives and we believe these policies are reducing the risk that members will not be able to use all of the dining credits that we purchase from a merchant, which resulted in a reduction to our provision for losses during 2006.

The obligations of a dining credits purchase agreement are in effect from the date of the agreement until the dining credits are used in full by members. During 2004 and early 2005, our dining credits purchasing policies permitted the purchase of a larger amount of dining credits at one time than under our current policies, which means that it takes longer for members to fully use the dining credits purchased under our previous policies that had lower sales yield and higher cost of sales characteristics. We believe that our revised policies of entering into merchant deals in which we purchase fewer dining credits at one time will result in a higher sales yield and decreased cost of sales. However, until the dining credits that we purchased under our previous policies are fully used by members, our revenues, sales yield, cost of sales and profitability will continue to be impacted by the lower sales yield and higher cost of sales characteristics of these dining credits. We anticipate that the dining credits purchased under our previous policies will continue to be used by members over the next several quarters and as a result will continue to impact our financial performance for the next several quarters.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the allowance for dining credits losses, the valuation allowance, if any, for net deferred tax assets, investments and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Dining Credits Losses

We provide allowances for dining credits losses based on our estimate of losses that would result from the inability of participating merchants to remain in business or our merchant’s unwillingness to honor their obligations relating to dining credits. If the financial condition of our merchant base were to deteriorate beyond our expectations, resulting in participating merchants’ inability to provide food, beverage, goods and services to members thereby reducing the members’ use of dining credits, or if merchants are unwilling or otherwise unable to honor their obligations relating to dining credits in greater numbers than we expect, additional allowances may be required.

We review members’ ability to use dining credits on a regular basis and provide for anticipated losses on dining credits from merchants that have ceased operations, merchants that interfere with members’ ability to use dining credits and merchants that are unwilling to honor their obligations related to dining credits. All other balances are segregated and evaluated based on the size of balance and the estimated number of months required for members to use the dining credits outstanding. Losses are reduced by recoveries of dining credits previously written off. Account balances are charged off against the allowance after we believe that our merchants are unwilling or unable to honor their obligations relating to dining credits. Subsequent to the account being written-off, we continue to pursue recovery efforts.

Deferred Tax Assets Valuation Allowance

We record a valuation allowance to reduce our deferred tax assets when it is not likely to be recognized due to cumulative losses and the uncertainty as to future recoverability. We consider future taxable income and available tax planning strategies in assessing the need for the valuation allowance. In the event we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which such determination is made.

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

We comply with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the current standard for periodic assessment of the carrying value of intangible assets, including goodwill. We assess the impact of SFAS No. 142 using a two-step approach to assess goodwill based on applicable reporting units and any intangible assets, including goodwill, recorded in connection with our previous acquisitions. During the three months ended March 31, 2005, certain territories related to reacquired franchises experienced a significant decline in sales related to unanticipated competition and the loss of key salespersons in these territories which contributed to an operating loss for the quarter. These financial results, coupled with several changes in senior sales management in the three months ended March 31, 2005, gave rise to our need to reassess the goodwill related to the reacquired franchises.

In accordance with the provisions of SFAS No. 142, we prepared a discounted cash flow analysis which indicated that the book value of certain reporting units exceeded their estimated fair value and that goodwill had been impaired. Accordingly, we recognized a non-cash impairment loss of $1,554 during the three months ended March 31, 2005. As of June 30, 2006, we had unamortized goodwill of $8,117.

Revenue Recognition

We recognize revenue when members patronize our participating merchants and pay using a payment card they have registered with us. Revenue is recognized only if the member’s transaction qualifies for a benefit in accordance with the rules of the member’s particular program. The amount of revenue recognized is that portion of the member’s total transaction amount that we are entitled to receive in cash, in accordance with the terms of our agreement with the participating merchant. For example, if a member’s total qualified transaction amount is $100 at a participating merchant, as evidenced by the full amount of the payment card transaction, and our contract provides for us to receive 80%, the amount of revenue we recognize is $80, representing what we will actually realize in cash. Similarly, under the typical Marketing Services Program contract, we recognize revenue only to the extent that we are contractually entitled to receive cash for a portion of the member’s total qualified transaction amount. The same $100 transaction referred to above at a Marketing Services Program merchant may yield $20 in revenue to be recognized.

Legal Contingencies

We review the status of significant legal matters and assess our potential financial exposure with respect to such legal matters on at least a quarterly basis. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and legal proceedings and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

RESULTS OF OPERATIONS – COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

As a means of better explaining our operations and results, the following table illustrates the relationship between revenue and expense categories for the three months ended June 30, 2006 and 2005. These amounts have been rounded to the nearest tenth.

	Percentage of Sales For the Three Months Ended June 30,
	2006	2005
Sales	100.0	100.0
Cost of sales	51.8	51.1
Provision for losses	0.4	5.8
Member benefits	14.0	17.0

Net revenue	33.7	26.1
Membership fees and other income	0.8	1.0

Total operating revenue	34.6	27.1

Salaries and benefits	9.1	5.9
Sales commission and expenses	6.7	6.9
Professional fees	2.5	2.4
Member and merchant marketing expenses	1.6	1.8
General and administrative expenses	8.1	6.1

Total operating expenses	27.9	23.0

Operating income	6.6	4.1
Other expense, net	0.0	0.8

Income before income tax provision	6.6	3.3
Income tax provision	2.7	1.3

Net income	3.9	2.0

Operating Revenues

The following table sets forth for the periods presented our sales, components of our costs of sales and certain other information for each of our two marketing programs.

	For the Three Months Ended June 30,
	2006			2005
	Marketing Credits Program	Marketing Services Program	Total	Marketing Credits Program	Marketing Services Program	Total
Merchant count	6,834	2,307	9,141	8,764	1,612	10,376
Number of qualified transactions	1,817	658	2,475	2,079	471	2,550
Average transaction amount	$48.10	$49.58	$48.50	$46.28	$55.13	$47.92
Qualified transaction amount	$87,406	$32,624	$120,030	$96,226	$25,964	$122,190
Sales yield	69.8%	16.4%	55.3%	70.3%	20.6%	59.8%
Sales	$61,002	$5,354	$66,356	$67,684	$5,357	$73,041
Cost of dining credits	34,025	—	34,025	36,948	—	36,948
Processing fee	338	37	375	279	75	354

Total cost of sales	$34,363	$37	$34,400	$37,227	$75	$37,302

Provision for dining credits losses	250	—	250	4,262	—	4,262
Member benefits	5,353	1,803	7,156	8,840	2,335	11,175
Bonus rewards	632	234	866	178	47	225
Partner Commissions	974	315	1,289	821	177	998

Total member benefits	6,959	2,352	9,311	9,839	2,559	12,398

Net revenue	$19,430	$2,965	$22,395	$16,356	$2,723	$19,079

As more fully discussed below, sales for the three months ended June 30, 2006 decreased 9.2% when compared to the same period in the prior year primarily due to a decrease in Marketing Credits Program sales due to a lower Marketing Credits Program merchant count and a shift in sales mix towards Marketing Services Program merchants.

Total merchants as of June 30, 2006 were 9,141 as compared to 10,376 as of June 30, 2005, a decrease of 11.9%. The decrease in total merchant count was driven by a 1,930, or 22.0%, decrease in Marketing Credits Program merchants to 6,834 merchants, offset by a 695, or 43.1%, increase in Marketing Services Program merchants to 2,307 merchants. The decrease in Marketing Credits Program merchant count is primarily attributed to our focus on entering into deals with increased profitability and better quality merchants and the attrition of merchants who exit the Marketing Credits Program because the merchants close or otherwise cease to participate in the Marketing Credits Program or they choose not to sell additional dining credits to us after our members have fully used all of the dining credits purchased from those merchants. Marketing Credits Program sales decreased $6,682 or 9.9% from the three months ended June 30, 2005 to the three months ended June 30, 2006, while the total number of Marketing Credits Program merchants decreased 22.0% during the same period, which demonstrates the increased profitability of our deals. Marketing Services Program sales remained flat between periods despite a 43.1% increase in merchants due to a 4.2% sales yield decrease. The decrease in sales yield in our Marketing Services Program is the result of the impact of favorable pricing to our merchants introduced in 2004 and 2005 which has been partially offset by higher pricing introduced in 2006.

Qualified transaction amounts at our participating merchants (which are transactions where members are entitled to receive benefits) decreased $2,160 or 1.8% to $120,030 for the three months ended June 30, 2006 compared to the same period in the prior year. The number of qualified transactions decreased by 75 or 2.9% to 2,475 for the three months ended June 30, 2006 compared to 2,550 for the same period in the prior year, while the average qualified transaction amount increased $0.58 or 1.2% to $48.50 for the three months ended June 30, 2006 from $47.92 for the same period in the prior year. The number of qualified transactions decreased primarily due to a decrease in our merchant count, although the number of qualified transactions decreased at a lesser percent than the decrease in our merchant count during the three months ended June 30, 2006 compared to the same period in the prior year due to an emphasis on increasing available benefit days for members and a lower reliance on managing members’ share of an individual merchant’s business. We manage members’ share of an individual merchant’s business, when appropriate, by qualifying transactions at that merchant only on certain days of the week and/or only for certain member groups and/or by limiting the number of qualified transactions a member may have at that merchant in a specific period. As a result, even if members have the same amount of transactions at that merchant, the number of those transactions that are qualified transactions may vary.

Sales yield, which represents sales as a percentage of qualified transaction amounts, decreased to 55.3% for the three months ended June 30, 2006 compared with 59.8% for the same period in the prior year. The decrease in sales yield for the quarter was a result of a shift in mix between higher yield Marketing Credits Program and lower yield Marketing Services Program merchant count and a decrease in sales yield for both the Marketing Credits Program and the Marketing Services Program. Our overall sales yield is impacted by the sales mix between these programs. If sales mix shifts towards the Marketing Services Program, which has a lower overall sales yield, the overall sales yield will decrease as well. The Marketing Services Program, while having a lower overall sales yield, has higher gross margins than the Marketing Credits Program and does not put capital at risk. We experienced a decline in sales yield during the three months ended June 30, 2006 compared to the same period in the prior year due in part to the mix of merchants in the Marketing Services Program and the Marketing Credits Program.

Cost of sales, which is composed of the cost of dining credits and related processing fees, increased to 51.8% of sales for the three months ended June 30, 2006 compared to 51.1% of sales for the same period in the prior year. The increase in cost of sales for the quarter was a result of members’ use of dining credits purchased under our previous policies that have a higher cost of sales. The effect of the dining credits purchasing policies that were implemented during the second half of 2005 that have resulted in our purchase of dining credits with a lower cost of sales was offset by the effect of dining credits that were purchased under our previous policies, which will continue to negatively affect cost of sales and profitability until they are fully used by members.

The provision for dining credits losses decreased to 0.4% of both total sales and Marketing Credits Program sales for the three months ended June 30, 2006 compared to 5.8% of total sales and 6.3% of Marketing Credits Program sales for the same period in the prior year. At the end of each reporting period we estimate the allowance for doubtful dining credits accounts and, if necessary, adjust the allowance for losses. The dining credits portfolio is aged based on sales for the preceding quarter and the allowance is determined primarily by applying estimated loss percentages to the aged portfolio. Allowances are also provided for specifically identified accounts and for dining credits balances that are large or slow moving. The provision for losses also reflects the negative impact of merchant accounts that are written off and is positively impacted by the recoveries of amounts that have been previously written off.

The provision for losses for the three months ended June 30, 2006 was significantly lower than the same period in the prior year due to lower gross write-offs, improved cash recoveries of past write-offs and a lower overall reserve requirement due to a decrease in the dining credits portfolio between periods. During the second half of 2005, we implemented more conservative dining credits purchasing policies that resulted in a decrease in the average amount of time it takes members to use the dining credits we purchase. The more conservative dining credits purchasing policies, an emphasis on increasing available benefit days for members and a lower reliance on managing members’ share of an individual merchant’s business combined with a decrease in the number of Marketing Credits Program merchants has resulted in a decrease in the dining credits portfolio of $70,954 to $102,629, or 40.9% from the prior year. The ending allowance for dining credits losses as of June 30, 2006 was 14.5% of the gross dining credits portfolio, as compared to 14.4% as of June 30, 2005, which demonstrates that a significant portion of the decrease in loss provision expense for the three months ended June 30, 2006 as compared to the same period in the prior year is due to the decrease in the size of the portfolio.

In the second half of 2005, we augmented our due diligence process and began developing and implementing new evaluation tools in an effort to better assess the risk that members will not be able to use all of the dining credits that we purchase from a merchant. We have revised and strengthened our approval processes and standards in an effort to further improve the profitability and reduce the potential risk that members will not be able to use all of the dining credits that we purchase from a merchant. We believe that the increased analysis of new and existing deals will ultimately result in lower relative write-off levels in the future and a favorable impact of the provision for losses as compared to prior periods.

Member benefits, which include partner commissions and incentive bonus awards paid to members, decreased to 14.0% of sales for the three months ended June 30, 2006 compared to 17.0% of sales for the same period in the prior year. Effective July 1, 2005, a variable benefits program was rolled out to substantially all of our loyalty partner program members whereby some of our members’ benefits are tied to their level of participation in our programs. The reduced member benefit levels and the reduced rate of benefits paid to less engaged members resulted in a lower overall effective rate of benefits earned by our total membership base during the three months ended June 30, 2006 compared with the same period in the prior year.

Membership and other income decreased $172 or 24.0% for the three months ended June 30, 2006 compared with the same period in the prior year. The decrease can be primarily attributed to the decline in membership fee income and a focus on marketing a no-fee dining program to key program partners where we enroll accounts at a reduced cost of acquisition and solicitation.

Operating Expenses

Salaries and benefits increased $1,744 or 40.5% to $6,048 for the three months ended June 30, 2006 from $4,304 for the same period in the prior year due primarily to an increase in stock compensation expense partially related to the adoption of SFAS No. 123R and an increase in management incentive compensation expense.

Sales commissions and expenses decreased to 6.7% of sales for the three months ended June 30, 2006 compared to 6.9% of sales for the same period in the prior year. The decrease as a percent of sales was mainly due to a decrease in sales salaries. Sales commissions and expenses decreased in dollar terms by $569 due to lower headcount and lower commissions resulting from the decline in sales.

Professional fees decreased $136 or 7.6% to $1,644 for the three months ended June 30, 2006 compared with the same period in the prior year. The decrease was mainly due to a decrease in legal fees during the quarter.

Member and merchant marketing expenses decreased $244 or 18.8% for the three months ended June 30, 2006 compared with the same period in the prior year primarily due to a decrease in direct mailings quarter over quarter.

General and administrative expenses increased $911 or 20.5% for the three months ended June 30, 2006 compared to the same period in the prior year. The increase is primarily the result of a tax accrual relating to a sales tax audit in the State of Hawaii; an increase in consulting fees; and an increase in travel costs relating to the transition of our accounting function from our Miami, Florida location to our Chicago, Illinois headquarters.

Other Income and Expense

Interest and other income increased $534 to $696 for the three months ended June 30, 2006 compared with the same period in the prior year. The increase is due to our increased cash and short-term available for sale securities balances. Interest expense and financing costs related to our securitization facility, revolving credit facility and convertible subordinated debentures decreased $26 or 3.5% for the three months ended June 30, 2006 compared to the same period in the prior year.

Income tax provision

Our effective tax rate for the three months ended June 30, 2006 was 40.5% compared with 39.6% for the same period in the prior year due to the increase in the weighted average effective state tax rate resulting from a shift in the apportionment factors among the states in which we conduct business.

Net income

Net income for the three months ended June 30, 2006 was $2,603 compared with $1,439 for the same period in the prior year. This change is primarily due to the reduction in the provision for losses.

Basic weighted average number of shares outstanding increased to 26,672 for the three months ended June 31, 2006 compared to 25,967 for the same period in the prior year primarily due to the exercise of stock options. Diluted weighted average shares outstanding increased to 26,958 for the three months ended June 30, 2006 compared to 26,140 for the same period in the prior year primarily due to the exercise of stock options and the dilutive effect of options and restricted stock units.

RESULTS OF OPERATIONS – COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

As a means of better explaining our operations and results, the following table illustrates the relationship between revenue and expense categories for the six months ended June 30, 2006 and 2005. These amounts have been rounded to the nearest tenth.

	Percentage of Sales For the Six Months Ended June 30,
	2006	2005
Sales	100.0	100.0
Cost of sales	52.0	50.7
Provision for losses	0.5	8.6
Member benefits	13.7	17.3

Net revenue	33.7	23.4
Membership fees and other income	0.8	1.0

Total operating revenue	34.7	24.5

Salaries and benefits	8.9	6.5
Sales commission and expenses	7.0	6.9
Professional fees	3.1	2.5
Member and merchant marketing expenses	1.8	1.9
Goodwill impairment	—	1.1
General and administrative expenses	7.4	7.3
Patent litigation settlement	0.7	—

Total operating expenses	28.9	26.1

Operating income (loss)	5.6	(1.7)
Other expense, net	0.2	0.9

Income before income tax provision (benefit)	5.4	(2.5)

Income tax provision (benefit)	2.1	(1.0)

Net income (loss)	3.3	(1.5)

Operating Revenues

The following table sets forth for the periods presented our sales, components of our costs of sales and certain other information for each of our two marketing programs.

	For the Six Months Ended June 30,
	2006			2005
	Marketing Credits Program	Marketing Services Program	Total	Marketing Credits Program	Marketing Services Program	Total
Merchant count	6,834	2,307	9,141	8,764	1,612	10,376
Number of qualified transactions	3,717	1,294	5,011	4,164	901	5,065
Average transaction amount	$47.81	$48.80	$48.06	$46.35	$55.70	$48.01
Qualified transaction amount	$177,705	$63,143	$240,848	$192,989	$50,190	$243,179
Sales yield	69.5%	16.5%	55.6%	71.0%	21.6%	60.8%
Sales	$123,565	$10,393	$133,958	$136,944	$10,861	$147,805
Cost of dining credits	68,989	—	68,989	74,102	—	74,102
Processing fee	574	123	697	604	157	761

Total cost of sales	$69,563	$123	$69,686	$74,706	$157	$74,863

Provision for dining credits losses	697	—	697	12,655	103	12,758
Member benefits	10,668	3,533	14,201	18,599	4,544	23,143
Bonus rewards	1,218	433	1,651	298	77	375
Partner Commissions	1,938	609	2,547	1,687	346	2,033

Total member benefits	13,824	4,575	18,399	20,584	4,967	25,551

Net revenue	$39,481	$5,695	$45,176	$28,999	$5,634	$34,633

As more fully discussed below, sales for the six months ended June 30, 2006 decreased 9.4% when compared to the same period in the prior year primarily due to a decrease in Marketing Credits Program sales due to a lower Marketing Credits Program merchant count and a shift in sales mix towards Marketing Services Program merchants.

Total merchants as of June 30, 2006 were 9,141 as compared to 10,376 as of June 30, 2005, a decrease of 11.9%. The decrease in total merchant count was driven by a 1,930, or 22.0%, decrease in Marketing Credits Program merchants to 6,834 merchants, offset by a 695, or 43.1%, increase in Marketing Services Program merchants to 2,307 merchants. The decrease in Marketing Credits Program merchant count is primarily attributed to our focus on entering into deals with increased profitability and better quality merchants and the attrition of merchants who exit the Marketing Credits Program because the merchants close or otherwise cease to participate in the Marketing Credits Program or they choose not to sell additional dining credits to us after our members have fully used all of the dining credits purchased from those merchants. Marketing Services Program sales decreased 4.3% between periods despite a 43.1% increase in merchants due to a 5.1% sales yield decrease. The decrease in sales yield in our Marketing Services Program is the result of the impact of favorable pricing to our merchants introduced in 2004 and 2005 which has been partially offset by higher pricing introduced in 2006.

Qualified transaction amounts at our participating merchants (which are transactions where members are entitled to receive benefits) decreased $2,331 or 1.0% to $240,848 for the six months ended June 30, 2006 compared to the same period in the prior year. The number of qualified transactions decreased by 54 or 1.1% to 5,011 for the six months ended June 30, 2006 compared to 5,065 for the same period in the prior year. The number of qualified transactions decreased only slightly compared to the prior year despite the decrease in the merchant count due to an emphasis on increasing available benefit days for members and a lower reliance on managing members’ share of an individual merchant’s business. We manage members’ share of an individual merchant’s business, when appropriate, by qualifying transactions at that merchant only on certain days of the week and/or only for certain member groups and/or by limiting the number of qualified transactions a member may have at that merchant in a specific period. As a result, even if members have the same amount of transactions at that merchant, the number of those transactions that are qualified transactions may vary.

Sales yield, which represents sales as a percentage of qualified transaction amounts, decreased to 55.6% for the six months ended June 30, 2006 compared with 60.8% for the same period in the prior year. The decrease in sales yield was a result of a shift in mix between higher yield Marketing Credits Program and lower yield Marketing Services Program merchant count and a decrease in sales yield for both the Marketing Credits Program and the Marketing Services Program. The effect of the dining credits purchasing policies that were implemented during the second half of 2005 that have resulted in the purchase of dining credits with higher sales yield was offset by the effect of dining credits that were purchased under our previous policies, which will continue to negatively affect sales yield and profitability until they are fully used by members. Our overall sales yield is impacted by the sales mix between these programs. If sales mix shifts towards the Marketing Services Program, which has a lower overall sales yield, the overall sales yield will decrease as well. The Marketing Services Program, while having a lower overall sales yield, has higher gross margins than the Marketing Credits Program and does not put capital at risk. We experienced a decline in sales yield during the six months ended June 30, 2006 compared to the same period in the prior year due in part to the mix of merchants in the Marketing Services Program and the Marketing Credits Program.

Cost of sales, which is composed of the cost of dining credits and related processing fees, increased to 52.0% of sales for the six months ended June 30, 2006 compared to 50.7% of sales for the same period in the prior year. The increase in cost of sales for the quarter was a result of members’ use of dining credits purchased under our previous policies that have a higher cost of sales. The effect of the dining credits purchasing policies that were implemented during the second half of 2005 that have resulted in our purchase of dining credits with a lower cost of sales was offset by the effect of dining credits that were purchased under our previous policies, which will continue to negatively affect cost of sales and profitability until they are fully used by members.

The provision for dining credits losses decreased to 0.5% of total sales and 0.6% of Marketing Credits Program sales for the six months ended June 30, 2006 compared to 8.6% of total sales and 9.2% of Marketing Credits Program sales for the same period in the prior year. At the end of each reporting period we estimate the allowance for doubtful dining credits accounts and, if necessary, adjust the allowance for losses. The dining credits portfolio is aged based on sales for the preceding quarter and the allowance is determined primarily by applying estimated loss percentages to the aged portfolio. Allowances are also provided for specifically identified accounts and for dining credits balances that are large or slow moving. The provision for losses also reflects the negative impact of merchant accounts that are written off and is positively impacted by the recoveries of amounts that have been previously written off.

The provision for losses for the six months ended June 30, 2006 was significantly lower than the same period in the prior year due to lower gross write-offs, improved cash recoveries of past write-offs and a lower overall reserve requirement due to a decrease in the dining credits portfolio between periods. During the second half of 2005, we implemented more conservative dining credits purchasing policies that resulted in a decrease in the average amount of time it takes members to use the dining credits we purchase. The more conservative dining credits purchasing policies, an emphasis on increasing available benefit days for members and a lower reliance on managing members’ share of an individual merchant’s business combined with a decrease in the number of Marketing Credits Program merchants has resulted in a decrease in the dining credits portfolio of $70,954 to $102,629, or 40.9% from the prior year. The ending allowance for dining credits losses as of June 30, 2006 was 14.5% of the gross dining credits portfolio, as compared to 14.4% as of June 30, 2005, which demonstrates that a significant portion of the decrease in loss provision expense for the six months ended June 30, 2006 as compared to the same period in the prior year is due to the decrease in the size of the portfolio.

In the second half of 2005, we augmented our due diligence process and began developing and implementing new evaluation tools in an effort to better assess the risk that members will not be able to use all of the dining credits that we purchase from a merchant. We have revised and strengthened our approval processes and standards in an effort to further improve the profitability and reduce the potential risk that members will not be able to use all of the dining credits that we purchase from a merchant. We believe that the increased analysis of new and existing deals will ultimately result in lower relative write-off levels in the future and a favorable impact of the provision for losses as compared to prior periods.

Member benefits, which include partner commissions and incentive bonus awards paid to members, decreased to 13.7% of sales for the six months ended June 30, 2006 compared to 17.3% of sales for the same period in the prior year. Effective July 1, 2005, a variable benefits program was rolled out to substantially all of our loyalty partner program members whereby some of our members’ benefits are tied to their level of participation in our programs. The reduced member benefit levels and the reduced rate of benefits paid to less engaged members resulted in a lower overall effective rate of benefits earned by our total membership base during the six months ended June 30, 2006 compared with the same period in the prior year.

Membership and other income decreased $380 or 25.3% for the six months ended June 30, 2006 compared with the same period in the prior year. The decrease can be primarily attributed to the decline in membership fee income and a focus on marketing a no-fee dining program to key program partners where we enroll accounts at a reduced cost of acquisition and solicitation.

Operating Expenses

Salaries and benefits increased $2,370 or 24.8% to $11,909 for the six months ended June 30, 2006 from $9,539 for the same period in the prior year due primarily to an increase in stock compensation expense related to the adoption of SFAS No. 123R and an increase in management incentive compensation expense.

Sales commissions and expenses increased to 7.0% of sales for the six months ended June 30, 2006 compared to 6.9% of sales for the same period in the prior year. Sales commissions and expenses decreased in dollar terms by $810 due to lower headcount and lower commissions resulting from the decline in sales.

Professional fees increased $364 or 9.7% to $4,124 for the six months ended June 30, 2006 compared with the same period in the prior year. The increase was mainly due to an increase in legal fees primarily related to various litigation matters.

Member and merchant marketing expenses decreased $400 or 14.4% for the six months ended June 30, 2006 compared with the same period in the prior year primarily due to a special promotion that took place during the first quarter of 2005. There was no such expense during 2006.

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

General and administrative expenses decreased $835 or 7.7% for the six months ended June 30, 2006 compared to the same period in the prior year. The decrease is due primarily to lower severance expense, offset by a tax accrual relating to a sales tax audit in the State of Hawaii; an increase in consulting fees; and an increase in travel costs relating to the transition of our accounting function from our Miami, Florida location to our Chicago, Illinois headquarters.

We recorded a $1,000 charge for a patent litigation settlement. As previously disclosed, a complaint was filed on October 1, 2004, in the United States District Court for the Eastern District of Texas against Rewards Network Inc. by Source, Inc. The complaint claimed that we infringed four patents owned by Source, Inc. We filed a counterclaim for trademark infringement against Source, Inc. On April 26, 2006, we entered into a Settlement Agreement with Source, Inc. settling the disputes between the parties. As part of the Settlement Agreement, Source, Inc. will discontinue using “Rewards Network” and the parties will enter into a nonexclusive license agreement pursuant to which we will obtain a license from Source, Inc. to practice the inventions under the subject patents for a payment of $1,000, consisting of an initial payment of $800 and payments of $100 on each of the first two anniversaries of the date of the Settlement Agreement.

Other Income and Expense

Interest and other income increased $919 to $1,154 for the six months ended June 30, 2006 compared with the same period in the prior year. The increase is due to our increased cash and short-term available for sale securities balances. Interest expense and financing costs related to our securitization facility, revolving credit facility and convertible subordinated debentures decreased $60 or 4.0% for the six months ended June 30, 2006 compared to the same period in the prior year.

Income tax provision (benefit)

Our effective tax rate for the six months ended June 30, 2006 was 39.0% compared with 40.7% for the same period in the prior year due to the decrease in the effective state tax rate resulting from a shift in the apportionment factors among the states in which we conduct business.

Net income (loss)

Net income for the six months ended June 30, 2006 was $4,420 compared with a net loss of $2,228 for the same period in the prior year. This change is primarily due to the reduction in the provision for losses.

Basic weighted average number of shares outstanding increased to 26,632 for the six months ended June 31, 2006 compared to 25,938 for the same period in the prior year primarily due to the exercise of stock options. Diluted weighted average shares outstanding increased to 26,879 for the six months ended June 30, 2006 compared to 25,938 for the same period in the prior year. We excluded 3,913 and 4,104 weighted average shares of common stock equivalents from our calculation of diluted weighted shares outstanding as their effect would have been anti-dilutive for the six months ended June 30, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

General

Cash, cash equivalents and short-term investments were $80,202 as of June 30, 2006, an increase of $48,617 from December 31, 2005. For the six months ended June 30, 2006, we generated $49,225 in cash from operating activities. The cash generated during the six months ended June 30, 2006 was mainly due to net income, a decrease in the dining credits portfolio and $1,507 in tax refunds. The decrease in the dining credits portfolio was due to more conservative dining credits purchase policies aimed at improving members’ ability to use the dining credits that we purchase and the decline in our Marketing Credits Program merchant count.

Net cash used in investing activities for the six months ended June 30, 2006 totaled $36,745 and was primarily the result of $35,000 in purchases of available for sale securities. We also invested in $1,745 of capital expenditures mainly as a result of the design and implementation of a data warehouse to support internal and customer business intelligence, technology investments supporting the automation of internal processes, continued development of our websites and general information technology investments.

During the six months ended June 30, 2006, net cash provided by financing activities was $1,025 from the exercise of stock options and the tax benefit realized during the exercise.

We believe that our cash and cash equivalents, short-term available for sale securities and anticipated cash flows are sufficient to meet our current cash requirements, subject to the outcome of litigation that is discussed in Part II, Item 1 “Legal Proceedings” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

We lease facilities and equipment under long-term operating leases. These contractual obligations entered into in the ordinary course of business are not required to be reflected in our consolidated balance sheets, but may impact our liquidity. The following table sets forth our future minimum lease payments under non-cancelable operating leases, long-term debt and other contractual obligations and commitments at June 30, 2006:

	Payments by Due Periods (in thousands)
Contractual Obligations and Commitments	Total	Remaining Two Qtrs 2006	2007-2008	2009 and after
Revolving credit facility	$84	$52	$32	$—
Convertible subordinated debentures (including interest)	75,238	1,137	74,101	—
Vendor contracts	26,682	5,992	20,690	—
Patent litigation settlement	200	—	200	—
Operating leases	4,788	867	2,278	1,643

Total	$106,992	$8,048	$97,301	$1,643

Revolving Credit Facility

On November 3, 2004, we entered into a $50,000 unsecured revolving credit facility with Bank of America, N.A. and LaSalle Bank, N.A. (the “Lenders”). For the three months ended March 31, 2005, we were in breach of certain financial covenants of the Credit Agreement and on April 25, 2005, we obtained a waiver from the Lenders of any default having occurred or to occur as a result of such breach. On July 19, 2005, we entered into an Amendment (“Amendment”) to the Credit Agreement with the Lenders. Pursuant to the Amendment, the Credit Agreement was modified by reducing the credit facility to $25,000, accelerating the maturity date to June 30, 2006, revising the ratio of senior indebtedness to earnings before interest, taxes, depreciation and amortization, as further defined in the Amendment (“EBITDA”), establishing a minimum threshold of EBITDA and providing for a security interest in substantially all of our assets at the time we make a borrowing under the Credit Agreement. As a result of the amendment, we applied EITF 98-14 and amortized an additional $268 of deferred financing costs relating to the old arrangement during the three months ended September 30, 2005.

On June 30, 2006, we entered into an Amendment No. 2 to the Credit Agreement with the Lenders. The Amendment No. 2 extends the maturity date of the Credit Agreement to June 29, 2007. The Credit Agreement requires that borrowings under the Credit Agreement be secured by the assets of the Company, and the Amendment No. 2 provides that the Company will deliver documents providing for this security prior to the time the Company makes a borrowing under the Credit Agreement instead of promptly after a borrowing. The Amendment No. 2 also (i) revises the definition of “Consolidated EBITDA”, which is earnings before interest, taxes, depreciation, amortization, and other items as set forth in such definition, to exclude expenses related to certain litigation matters, subject to agreed upon terms and conditions, (ii) eliminates the financial covenant requiring the Company to maintain a minimum net worth, (iii) permits the Company to make certain payments that are otherwise restricted, such as dividends or the purchase of the Company’s common stock, provided that the Company maintains a minimum ratio of net indebtedness to Consolidated EBITDA and there is no resulting default, (iv) permits the Company to make acquisitions, subject to certain conditions, and (v) increases the amount of the Company’s subordinated notes that the Company may redeem, provided there is no resulting default, from $10 million to $70 million.

At June 30, 2006, we were in compliance with the covenants. The credit facility contains customary representations, warranties and covenants and includes customary events of default, including a change of control provision. We do not currently have any borrowings outstanding under the Credit Agreement.

Convertible Subordinated Debentures

On October 15, 2003, we completed a private placement of $70,000 principal amount of our 3 1/4% Convertible Subordinated Debentures with a final maturity date of October 15, 2023. The debentures bear interest at 3.25% per annum, payable on April 15 and October 15 of each year. There were no interest payments outstanding at June 30, 2006. The net proceeds from the offering were $67,500 and the issuance costs of $2,500 are being amortized over five years. Holders of the debentures may require us to repurchase for cash all or part of their debentures on October 15, 2008, October 15, 2013 and October 15, 2018 or upon a change of control at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. We may redeem the debentures, in whole or in part, at any time after October 15, 2008 at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. At the election of a holder, the debentures are convertible prior to the maturity date into shares of our common stock at an initial conversion price of $17.89 per share, subject to adjustment for certain events, upon the occurrence of any of the following: (i) the closing price of our common stock on the trading day prior to the conversion date was 110% or more of the conversion price of the debentures on such trading day; (ii) we have called the debentures for redemption; (iii) the average of the trading prices of the debentures for any five consecutive trading day period was less than the average conversion value for the debentures during that period, subject to certain limitations; or (iv) we make certain distributions to holders of our common stock or enter into specified corporate transactions. If a holder elects to convert its debentures, the Company may elect to pay cash to such holder in lieu of issuing shares of common stock.

Dining Credits

Dining credits funded (Gross dining credits less Accounts Payable—dining credits) was $94,387 at June 30, 2006, a decrease of $39,397 from December 31, 2005. We began to decrease the amount of dining credits purchased in the second half of 2005 and we continue to decrease the amount of dining credits that we purchase. This decrease is due to more conservative dining credits purchase policies designed to increase profitability and decrease the risk that members will not be able to use all of the dining credits that we purchase from a merchant. We believe that the purchase of dining credits can be funded generally from cash generated from operations and, if needed, from funds made available through the revolving credit facility, subject to the outcome of litigation that is discussed in Part II, Item 1 “Legal Proceedings” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of June 30, 2006 and 2005.

Litigation

An unfavorable outcome in the California class action lawsuit discussed in Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations, financial position or cash flows.

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

PART II—OTHER INFORMATION

(in thousands, except square footage)

Item 1. Legal Proceedings

The description of legal proceedings in Note 4 to the condensed consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q, which includes recent material developments in such legal proceedings, is incorporated by reference.

Item 1A. Risk Factors

Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by statements in this Quarterly Report on Form 10-Q include, but are not limited to, the risk factors set forth below and the risk factors included as Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. If any event discussed in the risk factors occurs, our business, financial condition, results of operations or cash flows could be adversely affected in a material way and the market value of our common stock could decline.

We are the defendant in a class action lawsuit that, based on the court’s summary judgment opinion, may result in substantial monetary damages as well as restrictions on and changes to how we conduct our business.

Our annual reports on Form 10-K and our quarterly reports on Form 10-Q describe a class action lawsuit in which we are the defendant. In this litigation, the plaintiffs allege that our purchase of dining credits is a loan with a usurious interest rate that violates California usury law and the California Unfair Competition Law. The complaint seeks, among other relief, damages and equitable and injunctive relief, including disgorgement of all purported “interest” and profits earned by us from the Marketing Credits Program in California, which plaintiffs allege to be a significant portion of an amount in excess of $300 million, and treble damages for all purported “interest” paid within one year prior to the filing of the complaint.

On July 20, 2006, the federal district court issued a decision denying our motion for summary judgment and granting the plaintiffs’ motion for summary judgment on the plaintiffs’ usury and usury-based claims. The court did not reach any determination regarding monetary relief.

We dispute the allegations of wrongdoing in this complaint and disagree with the court’s decision to grant plaintiffs’ motion for summary judgment as to plaintiffs’ usury and usury-based claims. We are not able to provide any assurance, however, as to the ultimate outcome of the litigation. We are seeking appellate review of the court’s decision and we intend to seek reconsideration of the court’s decision and permission to file counterclaims seeking to have us fairly compensated for benefits conferred on the plaintiffs. We are not able to provide any assurance that reconsideration or permission to file counterclaims will be granted, that we will prevail on the counterclaims or that we will obtain appellate review until after the trial, which is scheduled for October 3, 2006. The trial will determine damages and injunctive relief among other matters. We cannot predict the amount of damages that may be awarded to the plaintiffs in the trial, nor whether the plaintiffs will be granted injunctive relief with respect to any aspect of our business conduct in California. We may not be able to pay or comply with an adverse judgment in the trial. Based on the court’s summary judgment opinion, damages may be substantial and may have a material adverse effect on us. Injunctive relief may have a material adverse effect on us.

In order for us to appeal an adverse decision in the trial, we will likely be required to post a substantial bond, possibly up to 150% of any judgment. We can offer no assurance that we will be able to post any required bond, or that the court’s decision will be overturned on appeal.

It is likely that our insurance policies will not cover potential damages that may be awarded to plaintiffs in this lawsuit.

While there are not currently any class actions raising similar claims pending against us in other states, it is possible that such cases will be filed in the future.

The plaintiffs in this lawsuit may seek and obtain injunctive relief that would prevent us from operating our Marketing Credits Program in California. As of June 30, 2006, there were 938 merchants participating in our Marketing Credits Program in California. This represents 15.3% of our total revenue for the six months ending June 30, 2006.

If we do not have sufficient cash available to purchase dining credits, our business, financial condition and results of operations may be adversely affected.

Our business is cash intensive because we typically purchase dining credits from participating restaurants in exchange for cash. As of June 30, 2006, our cash and cash equivalents and short-term investments were $80.2 million and we had $87.7 million of dining credits, net of our allowance for doubtful dining credits accounts. We cannot assure you that our sources of cash will be available for the purchase of dining credits. We cannot assure you that we will be able to raise cash in the future on acceptable terms or at all. If we raise funds through the sale of equity or convertible debt securities, the value of our outstanding stock likely will be reduced.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Meeting of Stockholders

Our annual meeting of stockholders was held on May 23, 2006.

(b)	Election of Directors

At our annual meeting of stockholders, the stockholders elected the following persons to the Board of Directors: (1) Donald J. Liebentritt, (2) Adam M. Aron, (3) Ronald L. Blake, (4) Peter C.B. Bynoe, (5) Raymond A. Gross, (6) F. Philip Handy, (7) Nils E. Larsen, (8) Harold I. Shain, (9) John A. Ward III and (10) Frank E. Wood.

(c)	Matters Voted Upon

(i) The stockholders voted as follows with respect to the election of the ten (10) directors:

Donald J. Liebentritt
For	24,070
Withheld/Against	290
Exceptions/Abstain	—

Total shares voted	24,360
Broker no vote	2,121

Total shares eligible to vote	26,481

Adam M. Aron
For	23,962
Withheld/Against	398
Exceptions/Abstain	—

Total shares voted	24,360
Broker no vote	2,121

Total shares eligible to vote	26,481

Ronald L. Blake
For	24,074
Withheld/Against	286
Exceptions/Abstain	—

Total shares voted	24,360
Broker no vote	2,121

Total shares eligible to vote	26,481

Peter C.B. Bynoe
For	23,939
Withheld/Against	421
Exceptions/Abstain	—

Total shares voted	24,360
Broker no vote	2,121

Total shares eligible to vote	26,481

Raymond A. Gross
For	23,910
Withheld/Against	450
Exceptions/Abstain	—

Total shares voted	24,360
Broker no vote	2,121

Total shares eligible to vote	26,481

F. Philip Handy
For	24,153
Withheld/Against	207
Exceptions/Abstain	—

Total shares voted	24,360
Broker no vote	2,121

Total shares eligible to vote	26,481

Nils E. Larsen
For	24,109
Withheld/Against	251
Exceptions/Abstain	—

Total shares voted	24,360
Broker no vote	2,121

Total shares eligible to vote	26,481

Harold I. Shain
For	24,081
Withheld/Against	279
Exceptions/Abstain	—

Total shares voted	24,360
Broker no vote	2,121

Total shares eligible to vote	26,481

John A. Ward, III
For	24,040
Withheld/Against	320
Exceptions/Abstain	—

Total shares voted	24,360
Broker no vote	2,121

Total shares eligible to vote	26,481

Frank E. Wood
For	23,962
Withheld/Against	398
Exceptions/Abstain	—

Total shares voted	24,360
Broker no vote	2,121

Total shares eligible to vote	26,481

(ii) The stockholders also voted to approve our 2006 Long-Term Incentive Plan. The stockholders voted as follows with respect to the approval of the 2006 Long-Term Incentive Plan:

For	15,725
Withheld/Against	2,261
Exceptions/Abstain	1,484

Total shares voted	19,470
Broker no vote	7,011

Total shares eligible to vote	26,481

Item 5. Other Information

On August 4, 2006, the Company named Roya Behnia Senior Vice President, General Counsel, Secretary and Chief Privacy Officer, effective immediately. Ms. Behnia, 40 years old, most recently served as Assistant General Counsel for SPX Corporation, a Fortune 500 multi-industry corporation. She also previously served as Group General Counsel for SPX Corporation, Director of Litigation for Brunswick Corporation, and Partner of Kirkland and Ellis.

Ms. Behnia’s compensation consists of an annual salary of $250,000 and benefits consistent with the Company’s standard employee benefit plans. In 2006, Ms. Behnia will be eligible for a bonus equal to up to 50% of her annual base salary, pro rated for the amount of actual time employed by the Company. Also in 2006, Ms. Behnia is eligible to receive a restricted stock unit award grant targeted to the equivalent of 55% of her salary, pro rated for the amount of actual time employed by the Company. Ms. Behnia’s offer letter provides for severance payments of twelve month’s base salary in the event Ms. Behnia’s employment is terminated by the Company following a change in control or without cause, or if Ms. Behnia terminates her employment for good reason, as such terms are defined in the offer letter.

This summary is qualified in its entirety by reference to the offer letter, a copy of which is attached hereto as Exhibit 10.6.

Item 6.  Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.4	Indenture, dated as of October 15, 2003, as amended and restated as of February 4, 2004, between Rewards Network Inc. and LaSalle Bank National Association is incorporated herein by reference to Exhibit 4.15 to Rewards Network Inc’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.5	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC is incorporated herein by reference to Exhibit 4.18 to iDine Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 14, 2003.

10.1	First Amendment, dated May 8, 2006, between Rewards Network Inc. and Equity Office Properties Management Corp., as agent for Two North Riverside Plaza Joint Venture Limited Partnership, an Illinois limited partnership, sole beneficiary of LaSalle National Trust, N.A., successor trustee under Trust Agreement dated June 26, 1969 and known as Trust No. 39712 is incorporated herein by reference to Exhibit 10.6 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on May 9, 2006.

10.2	Rewards Network Inc. 2006 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 26, 2006.

10.3	Rewards Network Inc. 2006 Non-Employee Director Awards Program is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 26, 2006.

10.4	Restricted Stock Unit Award Agreement between Ronald L. Blake and Rewards Network Inc. is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 26, 2006.

10.5	Amendment No. 2 to Credit Agreement, dated as of June 30, 2006, by and among Rewards Network Inc., Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, the other lenders party thereto, and the subsidiaries of Rewards Network Inc. party thereto is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on July 6, 2006.

10.6*	Offer Letter, dated August 3, 2006, between Rewards Network Inc. and Roya Behnia

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REWARDS NETWORK INC.

August 8, 2006	/s/ CHRISTOPHER J. LOCKE
Christopher J. Locke Senior Vice President and Chief Financial Officer (Principal Financial Officer and on behalf of the registrant)

Exhibit Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.4	Indenture, dated as of October 15, 2003, as amended and restated as of February 4, 2004, between Rewards Network Inc. and LaSalle Bank National Association is incorporated herein by reference to Exhibit 4.15 to Rewards Network Inc’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.5	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC is incorporated herein by reference to Exhibit 4.18 to iDine Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 14, 2003.

10.1	First Amendment, dated May 8, 2006, between Rewards Network Inc. and Equity Office Properties Management Corp., as agent for Two North Riverside Plaza Joint Venture Limited Partnership, an Illinois limited partnership, sole beneficiary of LaSalle National Trust, N.A., successor trustee under Trust Agreement dated June 26, 1969 and known as Trust No. 39712 is incorporated herein by reference to Exhibit 10.6 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on May 9, 2006.

10.2	Rewards Network Inc. 2006 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 26, 2006.

10.3	Rewards Network Inc. 2006 Non-Employee Director Awards Program is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 26, 2006.

10.4	Restricted Stock Unit Award Agreement between Ronald L. Blake and Rewards Network Inc. is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 26, 2006.

10.5	Amendment No. 2 to Credit Agreement, dated as of June 30, 2006, by and among Rewards

Network Inc., Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, the other lenders party thereto, and the subsidiaries of Rewards Network Inc. party thereto is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on July 6, 2006.

10.6*	Offer Letter, dated August 3, 2006, between Rewards Network Inc. and Roya Behnia

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith