Form 10-Q
period 2006-09-30
REWARDS NETWORK INC
filed 2006-11-07
CIK 78536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
Commission File Number 1-13806

REWARDS NETWORK INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	84-6028875 (I.R.S. Employer Identification No.)
Two North Riverside Plaza, Suite 950, Chicago, Illinois 60606
(Address of principal executive offices) (Zip code)
312-521-6767
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
As of November 1, 2006, there were 26,586,460 shares of the registrant’s common stock, par value $.02 per share, outstanding.

INDEX
REWARDS NETWORK INC. AND SUBSIDIARIES

REWARDS NETWORK INC. AND SUBSIDIARIES
PART I—FINANCIAL INFORMATION
Item 1 — Financial Statements
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except per share data)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$64,560	$31,585
Short-term available for sale securities	20,000	—
Accounts receivable, net of allowance for doubtful accounts of $1,518 and $2,498, respectively	6,672	7,240
Dining credits, net of allowance for doubtful accounts of $11,796 and $21,192, respectively	77,929	121,026
Deferred income taxes	5,727	7,322
Prepaid expenses	3,191	2,532
Income taxes receivable	2,433	2,666

Total current assets	180,512	172,371
Property and equipment, net of accumulated depreciation and amortization of $20,313 and $17,137, respectively	8,715	8,565
Other assets	1,887	1,834
Goodwill	8,117	8,117

Total assets	$199,231	$190,887

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable—dining credits	$6,548	$8,434
Accounts payable—member benefits	8,596	6,399
Accounts payable—trade	2,462	3,800
Accrued compensation	3,638	1,783
Other current liabilities	4,665	3,693
Deferred membership fee income	999	1,226

Total current liabilities	26,908	25,335
Convertible subordinated debentures	70,000	70,000
Deferred income taxes	61	1,006
Other long-term liabilities	407	358

Total liabilities	97,376	96,699

Stockholders’ equity:
Common stock, par value $0.02 per share; authorized 70,000 shares; issued 26,862 and 26,625 shares, respectively; and outstanding 26,580 and 26,343 shares, respectively	537	533
Additional paid-in capital	65,225	61,725
Cumulative other comprehensive income:
Foreign currency translation, net of income taxes	510	359
Retained earnings	37,793	33,781
Treasury stock, at cost (282 shares of common stock)	(2,210)	(2,210)

Total stockholders’ equity	101,855	94,188

Total liabilities and stockholders’ equity	$199,231	$190,887

See accompanying notes to consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Operating revenues:
Sales	$60,389	$70,317	$194,347	$218,122

Cost of sales	30,802	36,709	100,488	111,572
Provision for losses	1,682	7,024	2,379	19,782
Member benefits	8,812	8,831	27,211	34,382

Total direct expenses	41,296	52,564	130,078	165,736

Net revenue	19,093	17,753	64,269	52,386
Membership fees and other income	504	680	1,624	2,180

Total operating revenues	19,597	18,433	65,893	54,566

Operating expenses:
Salaries and benefits	5,626	4,610	17,535	14,149
Sales commissions and expenses	4,452	5,948	13,838	16,144
Professional fees	4,038	1,880	8,162	5,640
Member and merchant marketing	1,429	1,699	3,800	4,470
Goodwill impairment	—	—	—	1,554
General and administrative	4,881	4,064	14,837	14,855
Patent litigation settlement	—	—	1,000	—

Total operating expenses	20,426	18,201	59,172	56,812

Operating (loss) income	(829)	232	6,721	(2,246)
Other income (expense):
Interest and other income	771	99	1,924	334
Interest expense and financing costs	(715)	(994)	(2,170)	(2,510)

(Loss) income before income tax (benefit) provision	(773)	(663)	6,475	(4,422)
Income tax (benefit) provision	(365)	(179)	2,463	(1,710)

Net (loss) income	$(408)	$(484)	$4,012	$(2,712)

(Loss) earnings per share of common stock:
Basic	$(0.02)	$(0.02)	$0.15	$(0.10)

Diluted	$(0.02)	$(0.02)	$0.15	$(0.10)

Weighted average number of common and common equivalent shares outstanding:
Basic	26,725	26,292	26,663	26,058

Diluted	26,725	26,292	26,884	26,058

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$4,012	$(2,712)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,177	3,108
Tax benefit from the exercise of stock options	—	301
Amortization of deferred financing cost	481	794
Goodwill impairment	—	1,554
Provision for losses on dining credits	2,379	19,782
Stock-based compensation	2,369	443
Deferred income taxes	649	(687)
Changes in assets and liabilities:
Accounts receivable	541	1,000
Dining credits including accounts payable—dining credits	38,930	(16,703)
Prepaid expenses	(766)	19
Income taxes receivable	233	(2,710)
Other assets	(441)	(887)
Accounts payable—trade	(1,349)	452
Accounts payable—member benefits	2,197	(5,043)
Accrued compensation	1,855	(376)
Other liabilities	1,023	955
Deferred membership fee income	(226)	(355)

Net cash provided by (used in) operating activities	55,064	(1,065)

Cash flows from investing activities:
Additions to property and equipment	(3,311)	(1,334)
(Purchases) sales of available for sale securities	(20,000)	6,772

Net cash (used in) provided by investing activities	(23,311)	5,438

Cash flows from financing activities:
Tax benefit from the exercise of stock options	250	—
Proceeds from the exercise of stock options	851	1,050

Net cash provided by financing activities	1,101	1,050

Effect of exchange rate on cash	121	104
Net increase in cash	32,975	5,527
Cash and cash equivalents:
Beginning of the period	31,585	8,728

End of the period	$64,560	$14,255

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,138	$1,147

Income taxes	$2,839	$1,411

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(amounts in thousands, except per share data and square footage)
Note 1 — Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these interim financial statements in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments that are of a normal recurring nature necessary to present fairly the unaudited condensed consolidated financial position of Rewards Network Inc. and its subsidiaries (collectively, the “Company”) at September 30, 2006, unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2006 and unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 have been made. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2006. The condensed consolidated balance sheet as of December 31, 2005 is derived from the Company’s audited condensed consolidated financial statements.
Nature of operations: The Company is a leading provider of marketing services and loyalty programs to the restaurant industry. The Company provides marketing services, loyalty programs, business intelligence and access to capital through the purchase of dining credits, to thousands of restaurants and other merchants. The Company partners with leading airline frequent flyer programs, club memberships, and other affinity organizations to provide millions of members with incentives to do business with its participating merchants. The Company provides members with a variety of incentives including airline miles, a variety of loyalty/reward program currencies, and Cashback RewardsSM savings.
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
Note 2 — Goodwill Impairment
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

Note 3 — Certain Relationships and Related Party Transactions (square footage not in thousands)
Active agreements
On May 5, 2003, the Company entered into an office lease agreement with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, a limited partnership comprised in part of trusts established for the benefit of Samuel Zell and members of his family. Samuel Zell was the Company’s Chairman of the Board of Directors from September 2002 through September 2005. The trustee of these trusts is Chai Trust Company, L.L.C., and Donald J. Liebentritt, the current Chairman of the Board of Directors of the Company, is President of Chai Trust Company, L.L.C. Two North Riverside Plaza Joint Venture Limited Partnership is an affiliate of Samstock, L.L.C., the Company’s largest shareholder. The lease initially provided for 10,000 square feet of office space at Two North Riverside Plaza, Chicago, Illinois and, effective July 1, 2004, the Company exercised its option to increase this space to 14,324 square feet. On May 8, 2006, the Company entered into a First Amendment to this lease that increased the space to 24,665 square feet. On August 24, 2006, the Company entered into a Second Amendment to this lease that increased the space to 28,721 square feet. The term of the lease, as amended, is from September 1, 2003 through April 20, 2011. The Company paid rent of $103 and $69 for the three months ended September 30, 2006 and 2005, respectively, and $242 and $214 for the nine months ended September 30, 2006 and 2005, respectively.
The Company has entered into two storage space lease agreements with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, one dated November 2, 2005 and one dated October 22, 2003. The leases provide for an aggregate of 1,130 square feet of storage space at Two North Riverside Plaza, Chicago, Illinois. The term of the November 2, 2005 lease is from November 7, 2005 through August 31, 2008 and the term of the October 22, 2003 lease is month-to-month. The Company paid rent for these storage spaces of $3 and $1 for the three months ended September 30, 2006 and 2005, respectively, and $10 and $2 for the nine months ended September 30, 2006 and 2005, respectively.
On June 20, 2005, the Company entered into an office lease agreement with CA Shorebreeze Limited Partnership, an affiliate of Equity Office Properties Trust. The lease is for office space at 255 Shoreline Drive, Suite 145, Redwood City, California. The term of the lease is from August 10, 2005 through February 9, 2009. The Company paid rent of $7 and $4 for the three months ended September 30, 2006 and 2005, respectively and $21 and $4 for the nine months ended September 30, 2006 and 2005, respectively.
On August 4, 2005, the Company entered into an office license agreement with WA-Columbia Center, L.L.C., an affiliate of Equity Office Properties Trust. The license is for office space at 701 Fifth Avenue, Suite 1410, Seattle, Washington. The term of the license is from August 1, 2005 through July 31, 2008. The Company paid rent of $7 and $5 for the three months ended September 30, 2005 and 2006, respectively, and $20 and $5 for the nine months ended September 30, 2006 and 2005, respectively.
The future minimum lease obligations for these leases are as follows:

Year Ending December 31,
Fourth quarter 2006	$146
2007	591
2008	592
2009	555
Thereafter	930

Total minimum lease payments	$2,814

Terminated agreements
On October 20, 2005, the Company entered into an office sublease agreement with Equity Group Investments, L.L.C. (“EGI”). Donald J. Liebentritt, the Company’s Chairman, is a Senior Advisor with EGI and Nils E. Larsen, a director of the Company, is a Managing Director of EGI. EGI is an affiliate of Samstock, L.L.C., the Company’s largest stockholder. The sublease provided for approximately 3,600 square feet of office space at Two North Riverside Plaza, Chicago, Illinois. The term of the sublease was from October 21, 2005 and continued on a month-to-month basis. The Company terminated the lease in September 2006. The Company paid rent of $7 and $21 for the three and nine months ended September 30, 2006, respectively.
On August 30, 1999, the Company entered into an office lease agreement with EOP—Northwest Properties, L.L.C., an affiliate of Equity Office Properties Trust. The lease is for office space at 999 Third Avenue, Suite 3800, Seattle, Washington. The term of the lease commenced on September 1, 1999, and the lease was terminated effective August 31, 2005. The Company paid rent of $2 and $11 for the three and nine months ended September 30, 2005, respectively.

On October 11, 2004, the Company entered into an agreement with EGI for administrative services beginning October 18, 2004 and continuing on a month-to-month basis, with a 30-day written notice required for cancellation. The administrative services consist of rent for 1,251 square feet of additional office space at Two North Riverside Plaza, Chicago, Illinois, utilities and maintenance service. This agreement was terminated as of April 30, 2005. For the nine months ended September 30, 2005, the Company paid $9 to EGI for these services.
Note 4 — Litigation
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
On July 20, 2006, the United States District Court for the Central District of California (“District Court”) issued a decision denying the Company’s motion for summary judgment and granting plaintiffs’ motion for summary judgment as to plaintiffs’ usury and usury-based claims. The District Court did not reach any determination regarding monetary relief.
On August 23, 2006, the District Court issued an order granting the Company’s motion to certify an issue for interlocutory appeal to the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit”). On August 30, 2006, the District Court also issued an order continuing the trial date in this matter from October 3, 2006 to December 12, 2006.
On October 16, 2006, the Ninth Circuit granted the Company’s petition for an interlocutory appeal of the District Court’s summary judgment ruling in favor of plaintiffs and set a briefing schedule for the appeal which contemplates that briefing will be completed in March 2007. The Company believes that the Ninth Circuit’s order divests the District Court of jurisdiction and/or will result in a stay of the trial date, pending the outcome of the appeal. The Company is not able to provide any assurance as to the ultimate outcome of the appeal, including whether the District Court’s summary judgment ruling will be overturned or modified. The Company cannot give any assurances as to the effect of a Ninth Circuit ruling on subsequent proceedings in the District Court. Should a trial be held and should the plaintiffs prevail in that trial, the Company cannot predict the amount of damages that may be awarded, nor whether plaintiffs will be granted injunctive relief with respect to any aspect of the Company’s business conduct in California. The Company may not be able to pay or comply with an adverse judgment in any trial. Based on the District Court’s summary judgment ruling that is the subject of the appeal, damages may be substantial and may have a material adverse effect on the Company. Injunctive relief may have a material adverse effect on the Company.
The Company will continue to vigorously defend itself in this matter. The ultimate cost to the Company from this action is not possible to predict and may not be determined for a number of years. As of September 30, 2006, the Company has not recorded any reserve for this matter.
As previously disclosed, a complaint was filed on October 1, 2004, in the United States District Court for the Eastern District of Texas against Rewards Network Inc. by Source, Inc. The complaint claimed that the Company infringed four patents owned by Source, Inc. The Company filed a counterclaim for trademark infringement against Source, Inc. On April 26, 2006, the Company entered into a Settlement Agreement with Source, Inc. settling the disputes between the parties. As part of the Settlement Agreement, Source, Inc. will discontinue using “Rewards Network” and the parties entered into a nonexclusive license agreement pursuant to which the Company obtained a license from Source, Inc. to practice the inventions under the subject patents for a payment of $1,000, consisting of an initial payment of $800 (paid during the quarter ended June 30, 2006) and payments of $100 on each of the first two anniversaries of the date of the Settlement Agreement.
Note 5 — (Loss) Income per Share
Basic (loss) income per share was computed by dividing net (loss) income available to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding for each period presented. Diluted (loss) income per share was computed by dividing net (loss) income available to common stockholders by the weighted-average number of shares of the Company’s common stock and common stock equivalents outstanding for each period presented. Weighted average shares of common stock equivalents of 186 and 4,092 for the three months ended September 30, 2006 and 2005, respectively and 4,103 for the nine months ended September 30, 2005, were excluded as their effect would have been anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net (loss) income	$(408)	$(484)	$4,012	$(2,712)
Weighted average number of shares of common stock and common stock equivalents outstanding Basic	26,725	26,292	26,663	26,058
Stock options and restricted stock	—	—	221	—

Diluted	26,725	26,292	26,884	26,058

(Loss) Earnings per share:
Basic	$(0.02)	$(0.02)	$0.15	$(0.10)

Diluted	$(0.02)	$(0.02)	$0.15	$(0.10)

Note 6 — Stock-based Compensation
The Company grants stock-based awards through its 2006 Long-Term Incentive Plan (the “Plan”). Stock-based awards primarily include stock options and restricted stock unit awards. Prior to January 1, 2006, the Company accounted for these stock-based awards under the intrinsic value method of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). This method under APB No. 25 resulted in no expense being recorded for stock option grants prior to January 1, 2006. In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued and was effective for annual periods beginning after June 15, 2005. The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective transition method. Accordingly, the consolidated financial statements for periods prior to the adoption of SFAS No. 123R have not been restated. SFAS No. 123R applies to all of the Company’s outstanding unvested stock-based payment awards as of January 1, 2006 and for all prospective awards. At September 30, 2006, there were approximately 2,581 shares available for issuance under the Plan.

The following table presents the stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operation during the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Components of Stock-based Compensation Expense	2006	2005	2006	2005
Stock options included in salaries and benefits expense	$135	$—	$439	$—
Restricted stock unit awards included in salaries and benefits expense	720	—	1,571	—
Restricted stock unit awards included in general and administrative expense	56	8	136	96

Total stock-based compensation costs	911	8	2,146	96
Income tax benefit	(430)	(2)	(816)	(37)

Total after-tax stock-based compensation expense	$481	$6	$1,330	$59

Stock Options
Generally, the exercise price of the stock options is equal to the fair market value of the underlying stock on the date of the stock option grant. Generally, stock options have a term of 10 years from the date of grant and typically vest in increments of 25% per year over a four-year period on the first four anniversaries of the grant date. Shares subject to stock options are typically issued from authorized but unissued shares of common stock. Any vested but unexercised stock options are generally canceled after 90 days of the employee’s termination date. The vesting period of stock options outstanding as of September 30, 2006 generally range from 3 years to 4 years. The stock-based compensation expense of stock options is amortized over the requisite service period using the straight-line method. There were no capitalized stock-based compensation costs at September 30, 2006 and 2005.
The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the three months ended September 30, 2006 and 2005, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average grant-date fair value of options	None granted	$3.82	$4.59	$3.58
Stock volatility		50.5%	60.0%	51.9%
Risk-free interest rate		4.3%	4.0%	4.3%
Expected option life in years		10.0	6.2	10.0
Expected dividend yield		0%	0%	0%
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

Information with respect to the stock options at September 30, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Balance at December 31, 2005	1,451	$6.63
Granted	40	$7.68
Exercised	(224)	$3.79
Forfeitures	(298)	$8.31

Balance at September 30, 2006	969	$6.80	6.61	$1,897

Exercisable at September 30, 2006	586	$6.39	5.30	$917

Intrinsic value for stock-based instruments is defined as the difference between the current market value and the exercise price. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 was $698.
During the three and nine months ended September 30, 2006, cash received from stock options exercised was $79 and $851, respectively, and the actual tax benefit realized for tax deductions from stock options exercised was $15 and $250, respectively. SFAS No. 123R requires the benefits of tax deductions in excess of the compensation cost recognized for stock options exercised (excess tax benefits) to be classified as financing cash flows. There was $250 of excess tax benefits included as a cash inflow in other financing activities of the Company’s September 30, 2006 unaudited condensed consolidated statements of cash flows. Prior to the adoption of SFAS No. 123R, the Company presented these benefits as operating cash flows in operating activities in the unaudited condensed consolidated statements of cash flows.
The following table summarizes the Company’s nonvested stock option activity for the nine months ended September 30, 2006:

		Weighted
		Average
		Grant-Date Fair
	Shares	Price
Nonvested at December 31, 2005	478	$4.00
Granted	40	$4.59
Vested	(112)	$4.79
Forfeited	(23)	$5.52

Nonvested at September 30, 2006	383	$4.25

As of September 30, 2006, $464 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over the weighted-average period of approximately one year.
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
In addition, the Non-Employee Director Awards Program (the “NED Program”), adopted pursuant to the 2004 Plan and the 2006 Plan allows for non-employee directors to choose to take directors fees in either cash or a current or deferred stock award. The fees under the NED Program are $30 per year to each non-employee director, plus an additional $40 per year to the Chairman of the Board of Directors, $20 per year to the Chairman of the Audit Committee and $10 per year to each other member of the Audit Committee, payable in either cash or a current or deferred stock award. As of September 30, 2006, the Company had a book entry of 149 shares of common stock not yet issued to directors under deferred stock awards. In 2004, the NED Program provided for the automatic grant to non-employee directors of stock options to purchase 10 shares of the Company’s common stock following each annual meeting of the Company’s stockholders, and was amended in the fourth quarter of 2004 to provide for quarterly grants of 2 restricted stock units in lieu of the stock option grant.
During the nine months ended September 30, 2006 and 2005, the Company granted restricted stock unit awards of 789 and 52 shares, respectively, which generally will vest and settle over a three-year period. During the nine months ended September 30, 2006, 19 restricted stock unit awards were forfeited. There were no restricted stock unit awards forfeited during the nine months ended September 30, 2005.
The fair value of each restricted stock unit award granted during the nine months ended September 30, 2006 and 2005 was based on the closing price of the Company’s common stock traded on the American Stock Exchange on the date of grant.
The following table summarizes the Company’s nonvested restricted stock unit award activity for the nine months ended September 30, 2006:

		Weighted
		Average
		Grant-Date Fair
	Shares	Price
Nonvested at December 31, 2005	77	$5.58
Granted	789	$7.87
Vested	(19)	$5.85
Forfeited	(19)	$6.85

Nonvested at September 30, 2006	828	$7.72

As of September 30, 2006, $4,802 of total unrecognized compensation costs related to nonvested restricted stock unit awards are expected to be recognized over the weighted-average period of approximately 1.6 years.

2005 Pro Forma Information
The table below shows the effect on the Company’s net income and earnings per share had the Company elected to account for all of its stock-based compensation plans using the fair-value method under SFAS No. 123 for the three and nine months ended September 30, 2005:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net loss—as reported	$(484)	$(2,712)
Employee stock option compensation (expense) income, net of tax	(182)	1,290

Net loss—pro forma	$(666)	$(1,422)

Loss per share
Basic—as reported	$(0.02)	$(0.10)

Basic—pro forma	$(0.03)	$(0.05)

Diluted—as reported	$(0.02)	$(0.10)

Diluted—pro forma	$(0.03)	$(0.05)

Stock-based compensation resulted in income during the nine months ended September 30, 2005 rather than expense due to forfeitures of stock options by terminated employees during the period.
Note 7 — Business and Credit Concentrations
As of September 30, 2006, the Company had contracts or relationships with nine major airlines that offer frequent flyer miles as rewards. Members of each of the United Air Lines, Delta Air Lines and Upromise Inc. programs represented 10% or more of the Company’s sales for the three and nine months ended September 30, 2006 and 2005. The following table illustrates the Company’s partner sales concentration as a percentage of total sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Airlines	60%	57%	58%	57%
All partners that each represent 10% or more of sales	52%	46%	49%	46%
Note 8 — Minimum Partner and Vendor Obligations
The Company has agreements with various partners and vendors that obligate the Company, among other things, to certain minimum purchases as well as minimum thresholds of marketing activities. These partner and vendor obligations are generally measured over a one to three year period. The Company periodically evaluates whether its minimum obligations with respect to each partner and vendor will be satisfied and records a liability if appropriate.
Note 9 — Available for Sale Securities
The Company’s investments, all of which are classified as available for sale, are comprised of auction rate securities. At September 30, 2006, all of the Company’s investments have a maturity date of less than one year. Investments that, at the date of purchase, have a maturity greater than three months but less than a year are classified as short-term investments. The following table illustrates our investment holdings as of September 30, 2006.

Market
Value
Short-term available for sale securities
Auction Rate Securities	$20,000

Note 10 — Recently Issued Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this new pronouncement on its unaudited condensed consolidated financial statements.
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
In September 2006, the FASB issued FASB No. 157, “Fair Value Measurements.” FASB No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FASB No. 157 is effective for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the impact of FASB No. 157, the Company does not believe the impact will be material to our results of operations.
In September 2006, the FASB issued FASB No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB No. 87, 88, 106 and 132(R).” FASB No. 158 improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. FASB No. 158 is effective as of the fiscal year ending after December 15, 2006. The Company does not believe the impact of FASB No. 158 will be material to our results of operations.
In September 2006, the Security and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company plans to adopt SAB 108 in its fourth fiscal quarter of 2006. The Company is currently evaluating the impact of SAB 108 on its consolidated financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands, except per share data, restaurants in the program, average transaction amount and estimated months to consume dining credits portfolio)
You should read the following discussion together with our unaudited condensed consolidated financial statements and notes to those financial statements, which are included in this report. This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “intends,” “expects,” “could,” “should,” “plans,” “believes,” “estimates” or words or phrases of similar import generally identify forward-looking statements. You are cautioned that forward-looking statements are subject to risks, trends and uncertainties that could cause actual results, performance or achievements to differ materially from those expressed in any forward-looking statements. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to, the following: (i) adverse determination of lawsuits in which we are a defendant that may result in liability and/or adversely impact the way in which we conduct business, (ii) a class action lawsuit that, based on the court’s summary judgment opinion, may result in substantial monetary damages as well as restrictions on and changes to how we conduct our business, (iii) our dependence on our relationships with airlines and other reward program partners for a significant number of members, (iv) the concentration of a significant amount of our rewards currency in one industry group, the airline industry, (v) our minimum purchase obligations and performance requirements, (vi) our inability to attract and retain merchants, (vii) our inability to attract and retain active members, (viii) adverse consequences of changes in our programs that affect the rate of rewards received by members, (ix) our inability to maintain an appropriate balance between the number of members and the number of participating merchants in each market, (x) changes to payment card association rules and practices, (xi) our dependence upon our relationships with payment card issuers, transaction processors, presenters and aggregators, (xii) network interruptions or processing errors, (xiii) our susceptibility to a changing regulatory environment, (xiv) increased operating costs due to privacy concerns of our marketing partners, payment card processors and the public, (xv) the failure of our security measures, (xvi) the risk that our members will not be able to use the dining credits we purchase from a merchant, (xvii) economic changes, (xviii) an adverse change in our loss experience related to dining credits, (xix) the loss of key personnel, (xx) increasing competition, (xxi) our inability to obtain sufficient cash, and (xxii) the failure of our expansion into Canada. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time or otherwise, except as required by law. See the risk factors included as Part 1, Item 1A “Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and our Annual Report on Form 10-K for the year ended December 31, 2005 for a more detailed discussion of the foregoing and other factors that could cause actual results to differ materially from those included in the forward-looking statements and that, among others, should be considered in evaluating our outlook.
OVERVIEW
We are a leading provider of marketing services and loyalty programs to the restaurant industry. We provide marketing services, loyalty programs, business intelligence, and access to capital through the purchase of dining credits, to thousands of restaurants and other merchants. We partner with leading airline frequent flyer programs, club memberships, and other affinity organizations to provide millions of members with incentives to do business with our participating merchants. We provide members with a variety of incentives including airline miles, a variety of loyalty and reward program currencies, and Cashback Rewards SM savings.
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

Our business is dependent on, among other things, members’ continuing decision to dine in our participating merchants and earn benefits. In this regard, having an appealing selection of participating merchants is an important element to our growth and profitability.
We generate revenue when members dine at participating merchants when benefits are available and use a payment card that they have registered with us. Our revenue is equal to a percentage of the member’s total dining transaction amount. These revenues are applied to recover our costs where we have purchased dining credits; provide benefits to members; cover our selling, marketing, general and administrative expenses; and generate operating income that provides a return for our stockholders.
During 2004 and the first quarter of 2005, prior management introduced changes to both the Marketing Credits and Marketing Services Programs intended to reduce attrition of existing merchants, increase the number of new merchants, and generate additional revenue. The changes included a more liberal dining credits purchasing policy and lower pricing on Marketing Services Program products. The more liberal dining credits purchasing policy allowed the purchase of large amounts of dining credits from a single merchant at one time, resulting in a longer time period for members to fully use the dining credits at that merchant. In addition, we increased the number of days per week during which member benefits were unavailable at certain merchants. We also increased the exclusion of certain members’ benefits at certain merchants in an effort to manage the use of dining credits in favor of those merchants. While these changes generated an increase in both merchant count and gross revenues, they resulted in lower profitability of our deals with merchants, a significant increase in the time it takes for members to use the dining credits that we purchased from merchants and a significant increase in dining credits write-offs. As a result of these factors, despite the increase in the number of participating merchants and gross revenues, we experienced a decrease in net revenues, our measure of gross profit.
On March 29, 2005, Ronald L. Blake was named President and Chief Executive Officer and there were several additional changes to our management team throughout 2005 and 2006. Our new management team adopted a number of initiatives during the second half of 2005 and into 2006 in an effort to increase the profitability of the Marketing Credits and Marketing Services Program products and, as a result, increase net revenues.
These initiatives included revised, more conservative dining credits purchasing policies that provided for a shorter period of time for members to use the dining credits that we purchase and higher profitability for our deals with merchants. In addition to revising our dining credits purchasing policies, we augmented our due diligence and risk assessment procedures and increased Marketing Services Program pricing. We also improved the member experience by increasing the days of the week on which benefits are available to members at individual merchants. Finally, we enhanced our business intelligence capabilities to demonstrate the value of our marketing and loyalty services to merchants, including the introduction of customer survey data. We believe that our efforts to communicate with merchants regarding member activity prior to entering into a deal and afterwards through the marketing, business intelligence and customer survey data we provide will lead to better merchant retention and acceptance of deals that are more profitable for us.
Because the time period for members to use dining credits that we purchase from an individual merchant has been shortened, a merchant can decide not to renew its deal with us at an earlier point, which may result in merchants exiting our program earlier than under our previous dining credits purchasing policies. We have experienced attrition of merchants that we desire to retain in our program who are unwilling to renew their participation in the program on terms that reflect our new dining credits purchasing policies. We cannot offer assurances that merchants that we desire to retain in our program or add to our program will agree to deals that provide for higher profitability for us, because, among other reasons, merchants may not desire to enter into a deal with us that provides for a smaller purchase of dining credits or an increase in anticipated member activity.
In order to support sales efforts for our products that reflect the new policies, we developed a new sales approach and related sales training programs, shifting from price-driven selling to consultative, value-based selling aimed at matching our product set to our merchant customer’s needs. We believe that value-based selling and related sales training programs are important in selling our more profitable products to merchants by better preparing our sales personnel to articulate the value of our marketing, access to capital, business intelligence services and loyalty programs. As part of our focus on value-based selling and net revenues, we modified the sales compensation plan to compensate our sales personnel based on the profitability of our deals with merchants, as opposed to overall revenues.

As a result of our revised dining credits purchasing policies, we are purchasing fewer dining credits from merchants for two principal reasons: (1) we are purchasing fewer dining credits at a time from a given merchant and (2) there are fewer merchants participating in our Marketing Credits Program. Consistent with this decrease in our dining credits portfolio, the time we expect that our members will use the dining credits has shortened. These factors have resulted in a decrease in our provision for losses. We believe that our dining credits portfolio will increase in the future and as the period for usage of dining credits remains consistent or lengthens slightly, the loss provision expense should increase toward levels of approximately 3% to 5% of sales.
Our revised dining credits purchasing policies and augmented due diligence and risk assessment procedures have also resulted in increased net revenues generated by individual deals. However, until the dining credits that were purchased under previous policies are fully used by members, our overall net revenues will continue to be negatively impacted by the lower profitability characteristics of these earlier deals. We are focused on improving the quality of the merchants in our programs as well as the profitability of our deals. As the older, less profitable deals expire, we are either working to renew the merchant on terms that reflect our revised dining credits purchasing policies or determining not to continue our relationship with merchants that we believe do not add value to our program. We continue to be focused on replacing merchants that choose to leave our programs and merchants that we decide not to renew with those new merchants that will add value to our programs.
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
We review members’ ability to use dining credits on a regular basis and provide for anticipated losses on dining credits. Losses are reduced by recoveries of dining credits previously written off. Account balances are charged off against the allowance after we believe that our merchants are unwilling or unable to honor their obligations relating to dining credits. Subsequent to the account being written-off, we continue to pursue recovery efforts.
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
In accordance with the provisions of SFAS No. 142, we prepared a discounted cash flow analysis which indicated that the book value of certain reporting units exceeded their estimated fair value and that goodwill had been impaired. Accordingly, we recognized a non-cash impairment loss of $1,554 during the three months ended March 31, 2005. As of September 30, 2006, we had unamortized goodwill of $8,117.
Revenue Recognition
We recognize revenue when members patronize our participating merchants and pay using a payment card they have registered with us. Revenue is recognized only if the member’s transaction qualifies for a benefit in accordance with the rules of the member’s particular program. The amount of revenue recognized is that portion of the member’s total transaction amount that we are entitled to receive in cash, in accordance with the terms of our agreement with the participating merchant. For example, if a member’s total qualified transaction amount is $100 at a participating merchant, as evidenced by the full amount of the payment card transaction, and our contract provides for us to receive 80%, the amount of revenue we recognize is $80, representing what we will actually realize in cash. Similarly, under the typical Marketing Services Program contract, we recognize revenue only to the extent that we are contractually entitled to receive cash for a portion of the member’s total qualified transaction amount. The same $100 transaction referred to above at a Marketing Services Program merchant may yield $17 in revenue to be recognized.
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

RESULTS OF OPERATIONS — COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
As a means of better explaining our operations and results, the following table illustrates the relationship between revenue and expense categories for the three months ended September 30, 2006 and 2005. These percentages have been rounded to the nearest tenth.

	Percentage of Sales
	For the Three Months Ended
	September 30,
	2006	2005
Sales	100.0	100.0
Cost of sales	51.0	52.2
Provision for losses	2.8	10.0
Member benefits	14.6	12.6

Net revenue	31.6	25.2
Membership fees and other income	0.8	1.0

Total operating revenue	32.4	26.2

Salaries and benefits	9.3	6.6
Sales commission and expenses	7.4	8.5
Professional fees	6.7	2.7
Member and merchant marketing expenses	2.4	2.4
General and administrative expenses	8.1	5.7

Total operating expenses	33.9	25.9

Operating (loss) income	(1.4)	0.3
Other (income) expense, net	(0.1)	1.3

Income before income tax benefit	(1.3)	(1.0)
Income tax benefit	(0.6)	(0.3)

Net loss	(0.7)	(0.7)

Operating Revenues
The following table sets forth for the periods presented our sales, components of our costs of sales and certain other information for each of our two marketing programs.

	For the Three Months Ended September 30,
	2006			2005
	Marketing	Marketing		Marketing	Marketing
	Credits	Services		Credits	Services
	Program	Program	Total	Program	Program	Total
Merchant count as of September 30, 2006 and 2005, respectively	6,285	2,341	8,626	8,464	1,795	10,259
Number of qualified transactions	1,659	697	2,356	2,079	505	2,584
Average transaction amount	$47.08	$47.90	$47.32	$45.16	$50.51	$46.21
Qualified transaction amount	$78,105	$33,384	$111,489	$93,887	$25,508	$119,395
Sales yield	70.1%	16.9%	54.2%	69.8%	18.8%	58.9%
Sales	$54,733	$5,656	$60,389	$65,533	$4,784	$70,317
Cost of dining credits	$30,347	—	$30,347	$36,297	—	$36,297
Processing fee	319	136	455	324	88	412

Total cost of sales	$30,666	$136	$30,802	$36,621	$88	$36,709

Provision for dining credits losses	1,682	—	1,682	7,024	—	7,024
Member benefits	4,759	1,913	6,672	5,583	1,298	6,881
Bonus rewards	585	250	835	605	164	769
Partner Commissions	937	368	1,305	973	208	1,181

Total member benefits	6,281	2,531	8,812	7,161	1,670	8,831

Net revenue	$16,104	$2,989	$19,093	$14,727	$3,026	$17,753

In analyzing sales, we focus on three key metrics: merchant count, qualified transaction amount and sales yield. Merchant count is the number of restaurants active on our program. Qualified transaction amount represents the total dollar value of all member dining transactions that qualify for a benefit, and therefore provide revenue to us. Sales yield represents the percentage of the qualified transaction amount that we retain as revenue.
With regards to merchant count, total merchants as of September 30, 2006 were 8,626 as compared with 10,259 as of September 30, 2005, a decrease of 15.9%. The decrease in total merchant count was driven by a 2,179, or 25.7%, decrease in Marketing Credits Program merchants to 6,285, offset by a 546, or 30.4%, increase in Marketing Services Program merchants to 2,341.
The decrease in the number of Marketing Credits Program merchants is due in part to the steps we have taken to remove undesirable and unprofitable merchants from our dining credits portfolio and to merchants that we otherwise desire to retain in our program that either will not agree to terms of a new deal that reflect our revised dining credits purchasing policies or no longer desire to participate in our program. We continue to be focused more on the quality of the merchants in our portfolio and the profitability of our deals than on the total number of merchants on the program. Over time, we intend to grow the Marketing Credits Program merchant count by demonstrating the value of our services, including timely business intelligence reports, customer rating data and marketing to members through various media including email, direct mail, websites and through our partners. We believe these services will enable us to add and retain merchants that we expect will deliver more long term benefit to our members and more net revenue for us.
We believe the increase in the number of Marketing Services Program merchants is due to our improved value proposition to merchants, including timely business intelligence reports, customer rating data and marketing to members through various media including email, direct mail, websites and through our partners. The Marketing Services Program, while generating lower gross revenues, provides higher net revenues as a percentage of sales and does not put capital at risk.

Qualified transaction amount at our participating merchants decreased $7,906 or 6.6% to $111,489 for the three months ended September 30, 2006 compared with the same period in the prior year. Qualified transaction amount decreased at 6.6% despite the decrease of 15.9% in our merchant count during the three months ended September 30, 2006 compared with the same period in the prior year due to an emphasis on increasing available benefit opportunities for members, which means that we are able to award benefits to our members for more of their transactions at participating merchants. We believe that merchants accept this increased availability in benefits because of our efforts to properly set a merchant’s expectations regarding the amount of anticipated member activity when we enter into a deal with the merchant and because of the value of the marketing, business intelligence services and loyalty programs that we provide to merchants.
Total sales yield decreased to 54.2% for the three months ended September 30, 2006 compared with 58.9% for the same period in the prior year. The decrease in overall sales yield for the quarter was a result of a shift in mix between higher yield Marketing Credits Program and lower yield Marketing Services Program merchant count, and a decrease in sales yield for the Marketing Services Program. Sales yield for the Marketing Credits Program increased to 70.1% for the three months ended September 30, 2006 from 69.8% for the three months ended September 30, 2005 and has increased in each quarter since the sales yield reached 69.0% in the three months ended December 31, 2005. The increase in the Marketing Credits sales yield is due to our revised dining credits purchasing policies. Sales yield for the Marketing Services Program decreased from 18.8% for the three months ended September 30, 2005 to 16.9% for the three months ended September 30, 2006. The decrease between periods is due to lower pricing introduced during 2004 and the first quarter of 2005 and the termination of deals with higher pricing that were entered into prior to these price decreases. In 2006, the Company introduced increased pricing which has had the effect of halting the declining trend in Marketing Services Program sales yield during 2005 and 2006. The Marketing Services Program, while having a lower overall sales yield, has higher gross margins than the Marketing Credits Program and does not put capital at risk.
Sales for the three months ended September 30, 2006 decreased 14.1% when compared with the same period in the prior year primarily due to a decrease in Marketing Credits Program merchant count and a shift in sales mix towards Marketing Services Program merchants. Marketing Credits Program sales for the three months ended September 30, 2006 decreased $10,800, or 16.5%, when compared with the same period in the prior year despite the decrease of 30.6% in the total number of Marketing Credits Program merchants during the same period. The impact on sales caused by the decrease in merchant count for the Marketing Credits Program was partially offset by a higher average qualified transaction amount at merchants and an increase in sales yield for this program. Marketing Services Program sales for the three months ended September 30, 2006 increased $872, or 18.2%, when compared with the same period in the prior year. The impact on sales caused by the increase in merchant count for the Marketing Services Program was partially offset by the decrease in sales yield between periods.
Cost of sales, which is composed of the cost of dining credits and related processing fees, decreased to 51.0% of sales for the three months ended September 30, 2006 compared with 52.2% of sales for the same period in the prior year. The decrease in cost of sales as a percentage of sales for the quarter was due in part to our revised dining credits purchasing policies. In addition, the shift in revenues toward the Marketing Services Program has contributed to the improvement in the cost of sales as Marketing Services Program sales do not include the cost of dining credits associated with the Marketing Credits Program.
The provision for dining credits losses decreased to 3.1% of Marketing Credits Program Sales and 2.8% of total sales for the three months ended September 30, 2006 compared with 10.7% of Marketing Credits Program Sales and 10.0% of total sales for the same period in the prior year. At the end of each reporting period we estimate the allowance for doubtful dining credits accounts and, if necessary, adjust the allowance for losses. The dining credits portfolio is aged based on sales for the preceding quarter as compared to the outstanding dining credits and the allowance is determined primarily by applying estimated loss percentages to the aged portfolio. Allowances are also provided for specifically identified accounts and for dining credits balances that are large or slow moving. The provision for losses also reflects the negative impact of merchant accounts that are written off and is positively impacted by the recoveries of amounts that have been previously written off.
The provision for losses for the three months ended September 30, 2006 was significantly lower than the same period in the prior year due to lower gross write-offs and a lower overall reserve requirement due to a decrease in the dining credits portfolio between periods. In addition, the provision for losses for the three months ended September 30, 2005 included approximately $1,000 related to merchants impacted by Hurricane Katrina. Our more conservative dining credits purchasing policies have resulted in a decrease in the average amount of time it takes members to use dining credits we purchase. The estimated months to consume the dining credits portfolio has decreased from 13.4 months during the three months ended September 30 2005 to 8.9 months during the three months ended September 30, 2006. In addition, we continue to improve our due diligence and risk assessment procedures in order to reduce the potential risk that members will not be able to use all of the dining credits that we purchase from a merchant. The ending allowance for dining credits losses as of September 30, 2006 was 13.1% of the gross dining credits portfolio, as compared with 15.9% as of September 30, 2005, which reflects lower risk in the dining credits portfolio due to our more conservative dining credits purchasing policies and improved due diligence and risk assessment procedures.

During the three months ended September 30, 2006, we believe an inflection point was achieved in the loss reserve and provision for losses. For the past four quarters, the reserve has been positively impacted by our decision to shorten the overall usage period of the dining credits portfolio from over 13 months to the current level of just under 9 months. As a result, the dining credits portfolio has decreased significantly and our provision for losses in each quarter has been lower than the net write-offs against the reserve. During the third quarter of 2006, we believe that both the dining credits portfolio and its expected usage period are near or have reached a low point. Therefore, we believe that as dining credits portfolio begins to grow, and the period for usage of dining credits remains consistent or lengthens slightly, the loss provision expense should more closely track net write-offs in the portfolio and should increase toward levels of approximately 3% to 5% of sales.
Member benefits, which include partner commissions and incentive bonus awards paid to members, increased to 14.6% of sales for the three months ended September 30, 2006 compared with 12.6% of sales for the same period in the prior year. The increased member benefit levels are attributed to increased bonus reward opportunities offered to members as well as increased commissions paid to partners for access to their member base.
The improvements in sales yield for each program, cost of sales as a percentage of sales and the provision for losses has resulted in an increase in net revenues for the three months ended September 30, 2006 to $19,093, or 31.6% of sales, from $17,753, or 25.3% of sales, during the three months ended September 30, 2005.
Finally, membership and other income decreased $176 or 25.9% for the three months ended September 30, 2006 compared with the same period in the prior year. The decrease can be primarily attributed to the decline in membership fee income and a focus on marketing a no-fee dining program to key program partners in which we enroll members at a reduced cost of solicitation and acquisition.
Operating Expenses
Salaries and benefits increased $1,016, or 22.0%, to $5,626 for the three months ended September 30, 2006 from $4,610 for the same period in the prior year due primarily to an increase in stock compensation expense mainly related to the adoption of SFAS No. 123R as well as an increase in medical benefits and contributions to our 401(k) plan.
Sales commissions and expenses decreased to 7.4% of sales for the three months ended September 30, 2006 compared with 8.5% of sales for the same period in the prior year. Sales commissions and expenses decreased in dollar terms by $1,496 due to lower headcount, lower commissions and lower sales training expenses. During the third and fourth quarters of 2005, the sales force was paid a commission floor while they transitioned from a revenue-focused compensation plan to a profitability-focused compensation plan. The elimination of this floor, combined with the decrease in revenues that affects the profitability calculations under the compensation plan, contributed to the decrease in sales commissions between periods. In connection with the Company’s development of a value-based selling approach, significant training costs were incurred in 2005. During 2006, this training program has been refined and is now run by internal resources, resulting in a decrease in training expense between periods.
Professional fees increased $2,158, or 114.8%, to $4,038 for the three months ended September 30, 2006 compared with the same period in the prior year. The increase was mainly due to an increase in legal fees related to the California class action lawsuit during the quarter.
Member and merchant marketing expenses decreased $270, or 15.9%, for the three months ended September 30, 2006 compared with the same period in the prior year primarily due to a decrease in direct marketing.
General and administrative expenses increased $817, or 20.1%, for the three months ended September 30, 2006 compared with the same period in the prior year. The increase is primarily the result of increased severance costs and an increase in office rent. Severance expense for the quarter totaled $580 as compared with $97 in the prior year.

Other Income and Expense
Interest and other income increased $672 to $771 for the three months ended September 30, 2006 compared with the same period in the prior year. The increase is due to our increased cash and cash equivalents and short-term available for sale securities balances. Interest expense and financing costs related to our securitization facility, revolving credit facility and convertible subordinated debentures decreased $279, or 28.1%, for the three months ended September 30, 2006 compared with the same period in the prior year. In July 2005, we amended our revolving credit facility and as a result we amortized an additional $268 of deferred financing costs during the three months ended September 30, 2005. There was no such additional charge during the three months ended September 30, 2006.
Income tax provision
Our effective tax rate for the three months ended September 30, 2006 was 47.2% compared with 27.0% for the same period in the prior year due to the decrease in the effective state tax rate resulting from a shift in the apportionment factors among the states in which we conduct business.
Net Loss
Net loss for the three months ended September 30, 2006 was $408 compared with $484 for the same period in the prior year. This improvement in the net loss is primarily due to the reduction in the provision for losses, offset by a decline in sales, an increase in litigation-related professional fees and severance.
Basic and diluted weighted average number of shares outstanding increased to 26,725 for the three months ended September 30, 2006 compared with 26,292 for the same period in the prior year primarily due to the exercise of stock options. We excluded 186 and 4,092 weighted average shares of common stock equivalents from our calculation of diluted weighted shares outstanding as their effect would have been anti-dilutive for the three months ended September 30, 2006 and 2005, respectively.
RESULTS OF OPERATIONS — COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
As a means of better explaining our operations and results, the following table illustrates the relationship between revenue and expense categories for the nine months ended September 30, 2006 and 2005. These percentages have been rounded to the nearest tenth.

	Percentage of Sales
	For the Nine Months Ended
	September 30,
	2006	2005
Sales	100.0	100.0
Cost of sales	51.8	51.2
Provision for losses	1.2	9.1
Member benefits	14.0	15.8

Net revenue	33.0	24.0
Membership fees and other income	0.9	1.0

Total operating revenue	33.9	25.0

Salaries and benefits	9.0	6.5
Sales commission and expenses	7.1	7.4
Professional fees	4.2	2.6
Member and merchant marketing expenses	2.0	2.1
Goodwill impairment	—	0.7
General and administrative expenses	7.6	6.8
Patent litigation settlement	0.1	—

Total operating expenses	30.5	26.1

Operating income (loss)	3.5	(1.0)
Other expense, net	0.1	1.0

Income before income tax provision (benefit)	3.3	(2.0)
Income tax provision (benefit)	1.3	(0.8)

Net income (loss)	2.1	(1.2)

Operating Revenues
The following table sets forth for the periods presented our sales, components of our costs of sales and certain other information for each of our two marketing programs.

	For the Nine Months Ended September 30,
	2006			2005
	Marketing	Marketing		Marketing	Marketing
	Credits	Services		Credits	Services
	Program	Program	Total	Program	Program	Total
Merchant count as of September 30, 2006 and 2005, respectively	6,285	2,341	8,626	8,464	1,795	10,259
Number of qualified transactions	5,376	1,991	7,367	6,243	1,407	7,650
Average transaction amount	$47.59	$48.48	$47.83	$45.95	$53.80	$47.40
Qualified transaction amount	$255,828	$96,527	$352,355	$286,876	$75,698	$362,574
Sales yield	69.7%	16.6%	55.2%	70.6%	20.7%	60.2%
Sales	$178,298	$16,049	$194,347	$202,477	$15,645	$218,122
Cost of dining credits	99,301	—	99,301	110,398	—	110,398
Processing fee	862	325	1,187	929	245	1,174

Total cost of sales	$100,163	$325	$100,488	$111,327	$245	$111,572

Provision for dining credits losses	2,379	—	2,379	19,782	—	19,782
Member benefits	15,424	5,448	20,872	24,182	5,842	30,024
Bonus rewards	1,805	682	2,487	905	239	1,144
Partner Commissions	2,875	977	3,852	2,659	555	3,214

Total member benefits	20,104	7,107	27,211	27,746	6,636	34,382

Net revenue	$55,652	$8,617	$64,269	$43,622	$8,764	$52,386

Total merchants as of September 30, 2006 were 8,626 as compared with 10,259 as of September 30, 2005, a decrease of 15.9%. The decrease in total Merchant Count was driven by a 2,179, or 25.7%, decrease in Marketing Credits Program merchants to 6,285 merchants, offset by a 546, or 30.4%, increase in Marketing Services Program merchants to 2,341 merchants.
Qualified transaction amount at our participating merchants decreased $10,219, or 2.8%, to $352,355 for the nine months ended September 30, 2006 compared with the same period in the prior year. Qualified transaction amount decreased 2.8% despite the decrease of 15.9% in our merchant count during the three months ended September 30, 2006 compared with the same period in the prior year due to an emphasis on increasing available benefit opportunities for members, which means that we are able to award benefits to our members for more of their transactions at participating merchants. We believe that merchants accept this increased availability in benefits because of our efforts to properly set a merchant’s expectations regarding the amount of anticipated member activity at the merchant when we enter into a deal with the merchant and because of the value of the marketing, business intelligence services and loyalty programs that we provide to merchants.
Total sales yield decreased to 55.2% for the nine months ended September 30, 2006 compared with 60.2% for the same period in the prior year. The decrease in overall sales yield was a result of a shift in mix between higher yield Marketing Credits Program and lower yield Marketing Services Program merchant count as well as a decrease in sales yield for both programs. Sales yield for the Marketing Credits Program decreased from 70.6% for the nine months ended September 30, 2005 to 69.7% for the nine months ended September 30, 2006. Sales yield for the Marketing Services Program decreased from 20.7% for the nine months ended September 30, 2005 to 16.6% for the nine months ended September 30, 2006. The decrease in Marketing Services Program sales yield between periods is due to lower pricing introduced during 2004 and the first quarter of 2005 and the termination of deals with higher pricing that were entered into prior to these price decreases.

Sales for the nine months ended September 30, 2006 decreased 10.9% when compared with the same period in the prior year primarily due to a decrease in Marketing Credits Program sales due to a decrease in Marketing Credits Program merchant count and a shift in sales mix towards Marketing Services Program merchants. Marketing Credits Program sales for the nine months ended September 30, 2006 decreased $24,179, or 11.9%, when compared with the same period in the prior year despite the decrease of 30.6% in the total number of Marketing Credits Program merchants during the same period as the impact on sales caused by the decreases in both merchant count and sales yield was partially offset by a higher average qualified transaction amount at merchants. Marketing Services Program sales for the nine months ended September 30, 2006 increased $404, or 2.6%, when compared with the same period in the prior year as the impact on sales caused by the increase in merchant count for the Marketing Services Program was partially offset by the decrease in sales yield between periods.
Cost of sales, which is composed of the cost of dining credits and related processing fees, increased to 51.7% of sales for the nine months ended September 30, 2006 compared with 51.2% of sales for the same period in the prior year. The effect of our revised dining credits purchasing policies that have resulted in our purchase of dining credits with a lower cost of sales was more than offset by the effect of dining credits that were purchased under our previous policies, which will continue to negatively affect cost of sales and profitability until they are fully used by members.
The provision for dining credits losses decreased to 1.2% of total sales and 1.3% of Marketing Credits Program sales for the nine months ended September 30, 2006 compared with 9.1% of total sales and 9.8% of Marketing Credits Program sales for the same period in the prior year. At the end of each reporting period we estimate the allowance for doubtful dining credits accounts and, if necessary, adjust the allowance for losses. The dining credits portfolio is aged based on sales for the preceding quarter and the allowance is determined primarily by applying estimated loss percentages to the aged portfolio. Allowances are also provided for specifically identified accounts and for dining credits balances that are large or slow moving. The provision for losses also reflects the negative impact of merchant accounts that are written off and is positively impacted by the recoveries of amounts that have been previously written off.
The provision for losses for the nine months ended September 30, 2006 was significantly lower than the same period in the prior year due to lower gross write-offs, improved cash recoveries of past write-offs and a lower overall reserve requirement due to a decrease in the dining credits portfolio between periods. In addition, the provision for losses for the three months ended September 30, 2005 included $1,000 related to merchants impacted by Hurricane Katrina. Our revised dining credits purchasing policies have resulted in a decrease in the average amount of time it takes members to use the dining credits we purchase. The estimated months to consume the dining credits portfolio has decreased from 13.4 months in the third quarter of 2005 to 8.9 months in the third quarter of 2006. In addition, we continue to improve our due diligence and risk assessment procedures in order to reduce the potential risk that members will not be able to use all of the dining credits that we purchase from a merchant. The ending allowance for dining credits losses as of September 30, 2006 was 13.1% of the gross dining credits portfolio, as compared with 15.9% as of September 30, 2005, which reflects lower risk in the dining credits portfolio due to our revised dining credits purchasing policies and improved due diligence and risk assessment procedures.
During the three months ended September 30, 2006, we believe an inflection point was achieved in the loss reserve and provision for losses. During 2006, the reserve has been positively impacted by our decision to shorten the overall usage period of the dining credits portfolio from over 13 months to the current level of just under 9 months. As a result, the dining credits portfolio has decreased significantly and our provision for losses in each quarter has been lower than the net write-offs against the reserve. During the third quarter of 2006, we believe that both the dining credits portfolio and its expected usage period are near or have reached a low point. Therefore, we believe that as the dining credits portfolio begins to grow, and the period for usage of dining credits remains consistent or lengthens slightly, the loss provision expense should more closely track net write-offs in the portfolio and should increase toward more historically typical loss provision levels of approximately 3% to 5% of sales.
Member benefits, which include partner commissions and incentive bonus awards paid to members, decreased to 14.0% of sales for the nine months ended September 30, 2006 compared with 15.8% of sales for the same period in the prior year. Effective July 1, 2005, a variable benefits program was rolled out to substantially all of our loyalty partner program members whereby some of our members’ benefits are tied to their level of participation in our programs. The reduced member benefit levels and the reduced rate of benefits paid to less engaged members resulted in a lower overall effective rate of benefits earned by our total membership base during the nine months ended September 30, 2006 compared with the same period in the prior year.

The improvement in the provision for losses and member benefits has resulted in an increase in net revenues for the nine months ended September 30, 2006 to $64,269, or 33.0% of sales, from $52,386, or 24.0% of sales, for the nine months ended September 30, 2005.
Membership and other income decreased $556 or 25.5% for the nine months ended September 30, 2006 compared with the same period in the prior year. The decrease can be primarily attributed to the decline in membership fee income and a focus on marketing a no-fee dining program to key program partners in which we enroll members at a reduced cost of solicitation and acquisition.
Operating Expenses
Salaries and benefits increased $3,386, or 23.9%, to $17,535 for the nine months ended September 30, 2006 from $14,149 for the same period in the prior year due primarily to an increase in stock compensation expense related to the adoption of SFAS No. 123R and an increase in management incentive compensation expense.
Sales commissions and expenses decreased to 7.1% of sales for the nine months ended September 30, 2006 compared with 7.4% of sales for the same period in the prior year due to a decline in salary expense. Sales commissions and expenses decreased in dollar terms by $2,306 due to lower headcount, lower commissions and lower sales training expense. During the third and fourth quarters of 2005, the sales force was paid a commission floor while they transitioned from a revenue-focused compensation plan to a profitability-focused compensation plan. The elimination of this floor, combined with the decrease in revenues that affects the profitability calculations under the compensation plan, contributed to the decrease in sales commissions between periods. In connection with the Company’s development of a value-based selling approach, significant training costs were incurred in 2005. During 2006, this training program has been refined and is now run by internal resources, resulting in a decrease in training expense between periods.
Professional fees increased $2,522, or 44.7%, to $8,162 for the nine months ended September 30, 2006 compared with the same period in the prior year. The increase was mainly due to an increase in legal fees primarily related to the California class action lawsuit.
Member and merchant marketing expenses decreased $670, or 15.0%, for the nine months ended September 30, 2006 compared with the same period in the prior year primarily due to a decrease in direct marketing.
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
General and administrative expenses decreased $18 for the nine months ended September 30, 2006 compared with the same period in the prior year. The slight decrease is due primarily to lower severance expense, offset by an increase in office rent.
During the nine months ended September 30, 2005, we recorded a $1,000 charge for a patent litigation settlement related to a complaint filed on October 1, 2004, in the United States District Court for the Eastern District of Texas against Rewards Network Inc. by Source, Inc.
Other Income and Expense
Interest and other income increased $1,590 to $1,924 for the nine months ended September 30, 2006 compared with the same period in the prior year. The increase is due to our increased cash and short-term available for sale securities balances. Interest expense and financing costs related to our securitization facility, revolving credit facility and convertible subordinated debentures decreased $340, or 13.5%, for the nine months ended September 30, 2006 compared with the same period in the prior year. In July 2005, we amended our revolving credit facility and as a result we amortized an additional $268 of deferred financing costs during the nine months ended September 30, 2005. There was no such additional charge during the nine months ended September 30, 2006.
Income tax provision (benefit)
Our effective tax rate for the nine months ended September 30, 2006 was 38.0% compared with 38.7% for the same period in the prior year due to the decrease in the effective state tax rate resulting from a shift in the apportionment factors among the states in which we conduct business.

Net income (loss)
Net income for the nine months ended September 30, 2006 was $4,012 compared with a net loss of $2,712 for the same period in the prior year. This change is primarily due to the reduction in the provision for losses as a result of our more conservative dining credits purchasing policies and improved due diligence and risk assessment procedures as well as improved profitability of the deals that we enter into with merchants.
Basic weighted average number of shares outstanding increased to 26,663 for the nine months ended September 30, 2006 compared with 26,058 for the same period in the prior year primarily due to the exercise of stock options. Diluted weighted average shares outstanding increased to 26,884 for the nine months ended September 30, 2006 compared with 26,058 for the same period in the prior year. We excluded 4,103 weighted average shares of common stock equivalents from our calculation of diluted weighted shares outstanding as their effect would have been anti-dilutive for the nine months ended September 30, 2005.
LIQUIDITY AND CAPITAL RESOURCES
General
Cash, cash equivalents and short-term investments were $84,560 as of September 30, 2006, an increase of $52,975 from December 31, 2005. For the nine months ended September 30, 2006, we generated $55,064 in cash from operating activities. The cash generated during the nine months ended September 30, 2006 was mainly due to net income and a decrease in the dining credits portfolio. The decrease in the dining credits portfolio was due to more conservative dining credits purchase policies aimed at improving members’ ability to use the dining credits that we purchase and the decline in our Marketing Credits Program merchant count.
Net cash used in investing activities for the nine months ended September 30, 2006 totaled $23,311 and was primarily the result of $20,000 in purchases of available for sale securities. We also invested in $3,311 of capital expenditures mainly as a result of the design and implementation of a data warehouse to support internal and customer business intelligence, leasehold improvements for our office space, technology investments supporting the automation of internal processes, continued development of our websites and general information technology investments.
During the nine months ended September 30, 2006, net cash provided by financing activities was $1,101 from the exercise of stock options and the tax benefit realized during the exercise.
We believe that our cash and cash equivalents, short-term available for sale securities and anticipated cash flows are sufficient to meet our current cash requirements, subject to the outcome of litigation that is discussed in Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q.
Contractual Obligations and Commitments
We lease facilities and equipment under long-term operating leases. These contractual obligations entered into in the ordinary course of business are not required to be reflected in our consolidated balance sheets, but may impact our liquidity. The following table sets forth our future minimum lease payments under non-cancelable operating leases, long-term debt and other contractual obligations and commitments at September 30, 2006:

	Payments by Due Periods (in thousands)
		Fourth
Contractual Obligations and Commitments	Total	Qtr 2006	2007-2008	2009 and after
Revolving credit facility	$48	$16	$32	$—
Convertible subordinated debentures (including interest)	75,239	1,138	74,101	—
Vendor contracts	23,686	2,996	20,690	—
Patent litigation settlement	200	—	200	—
Operating leases	4,842	487	2,543	1,812

Total	$104,015	$4,637	$97,566	$1,812

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
At September 30, 2006, we were in compliance with the covenants. The credit facility contains customary representations, warranties and covenants and includes customary events of default, including a change of control provision. We do not currently have any borrowings outstanding under the Credit Agreement.
Convertible Subordinated Debentures
On October 15, 2003, we completed a private placement of $70,000 principal amount of our 3 1/4% Convertible Subordinated Debentures with a final maturity date of October 15, 2023. The debentures bear interest at 3.25% per annum, payable on April 15 and October 15 of each year. There were no interest payments outstanding at September 30, 2006. The net proceeds from the offering were $67,500 and the issuance costs of $2,500 are being amortized over five years. Holders of the debentures may require us to repurchase for cash all or part of their debentures on October 15, 2008, October 15, 2013 and October 15, 2018 or upon a change of control at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. We may redeem the debentures, in whole or in part, at any time after October 15, 2008 at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. At the election of a holder, the debentures are convertible prior to the maturity date into shares of our common stock at an initial conversion price of $17.89 per share, subject to adjustment for certain events, upon the occurrence of any of the following: (i) the closing price of our common stock on the trading day prior to the conversion date was 110% or more of the conversion price of the debentures on such trading day; (ii) we have called the debentures for redemption; (iii) the average of the trading prices of the debentures for any five consecutive trading day period was less than the average conversion value for the debentures during that period, subject to certain limitations; or (iv) we make certain distributions to holders of our common stock or enter into specified corporate transactions. If a holder elects to convert its debentures, the Company may elect to pay cash to such holder in lieu of issuing shares of common stock.
Dining Credits
Dining credits funded (Gross dining credits less Accounts Payable—dining credits) was $83,177 at September 30, 2006, a decrease of $50,607 from December 31, 2005. We began to decrease the amount of dining credits purchased in the second half of 2005. This decrease is due to more conservative dining credits purchase policies designed to increase profitability and decrease the risk that members will not be able to use all of the dining credits that we purchase from a merchant. We believe that the purchase of dining credits can be funded generally from cash generated from operations and, if needed, from funds made available through the revolving credit facility, subject to the outcome of litigation that is disclosed in Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements as of September 30, 2006 and 2005.
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
The description of legal proceedings in Note 4 to the unaudited condensed consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q, which includes recent material developments in such legal proceedings, is incorporated by reference.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

10.1
Second Amendment, dated August 24, 2006, between Rewards Network Inc. and Equity Office Properties Management Corp., as agent for Two North Riverside Plaza Joint Venture Limited Partnership, an Illinois limited partnership, sole beneficiary of LaSalle National Trust, N.A., successor trustee under Trust Agreement dated June 26, 1969 and known as Trust No. 39712 is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on August 25, 2006.

10.2
Severance and Release Agreement, dated September 26, 2006, between Bryan R. Adel and Rewards Network Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on September 26, 2006.

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

REWARDS NETWORK INC.
November 7, 2006	/s/ Christopher J. Locke
Christopher J. Locke
Senior Vice President and Chief Financial Officer (Principal Financial Officer and on behalf of the registrant)

Exhibit Index

Exhibit No.	Description
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

10.1
Second Amendment, dated August 24, 2006, between Rewards Network Inc. and Equity Office Properties Management Corp., as agent for Two North Riverside Plaza Joint Venture Limited Partnership, an Illinois limited partnership, sole beneficiary of LaSalle National Trust, N.A., successor trustee under Trust Agreement dated June 26, 1969 and known as Trust No. 39712 is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on August 25, 2006.

10.2
Severance and Release Agreement, dated September 26, 2006, between Bryan R. Adel and Rewards Network Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on September 26, 2006.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith