Form 10-K
period 2006-12-31
REWARDS NETWORK INC
filed 2007-03-15
CIK 78536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $162,535,557 based on the closing sale price as reported on the American Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 13, 2007
Common Stock, $0.02 par value per share	27,100,976 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2007	Part III

FORWARD-LOOKING STATEMENTS
PART I
Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data (in thousands except for per share data)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands, except per share data, restaurants in the program, average transaction amount and estimated months to consume dining credits portfolio)
Item 7A. Quantitative and Qualitative Disclosures About Market Risk (in thousands)
Item 8. Financial Statements
Item 9 — Changes and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A — Controls and Procedures
Item 9B — Other Information
PART III
Item 10 — Directors, Executive Officers and Corporate Governance
Item 11 — Executive Compensation
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13 — Certain Relationships and Related Transactions, and Director Independence
Item 14 — Principal Accounting Fees and Services
PART IV
Item 15 — Exhibits, Financial Statement Schedules
SIGNATURES
REWARDS NETWORK INC. LISTING OF EXHIBITS
Settlement Agreement
List of Subsidiaries
Consent of KPMG LLP
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Section 1350 Certification of CEO
Section 1350 Certification of CFO

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

Overview

We are a leading provider of marketing services, business intelligence, loyalty programs and access to capital to the restaurant industry. Thousands of restaurants across North America benefit from our services. We link our participating restaurants to members of our loyalty programs by marketing participating restaurants to members and providing members with incentives to dine at participating restaurants. We attract members to our loyalty programs through our website, www.rewardsnetwork.com, and relationships with leading airline frequent flyer programs, clubs and other affinity organizations.

We market participating restaurants to members through the Internet, email and print marketing. We offer business intelligence to participating restaurants by providing aggregate data regarding members’ activity, including member feedback through surveys. We also offer customer loyalty programs by providing loyalty rewards to members when they dine at participating restaurants. We provide access to capital by purchasing a portion of future member transactions from participating restaurants in bulk and in advance. Bars and clubs also participate in our programs, and for purposes of describing our business, are included when we use the term “restaurants.”

We are paid for our services and, if applicable, receive the portion of a member’s transaction that we have purchased only if a member dines at a participating restaurant when loyalty rewards are available and pays using a payment card that the member has registered with us. Our revenue is equal to a percentage of the member’s total dining transaction amount. These revenues are applied to recover our costs where we have purchased a portion of future member transactions; provide loyalty rewards to members; cover our selling, marketing, general and administrative expenses; and generate operating income that provides a return for our stockholders.

Shares of our common stock are traded on the American Stock Exchange under the symbol IRN.

Our Programs for our Participating Restaurants

We primarily offer two programs to restaurants — our Marketing Services Program and Marketing Credits Program. Our Marketing Services Program provides restaurants with marketing, business intelligence and loyalty programs. In addition to these services, our Marketing Credits Program provides restaurants with access to capital through our purchase of a portion of future member transactions.

Marketing.  We market participating restaurants to members in a variety of ways, including the Internet, email and printed materials. We believe that our marketing is a cost-effective way for restaurants to reach a large number of potential customers located across the country in a targeted way. Our marketing links members to participating restaurants by providing members personalized messages identifying participating restaurants based on where the member lives or works. We also believe that our marketing provides value to participating restaurants because of the attractive demographics of members, including members of our program partners. In many cases, we are the exclusive provider of dining loyalty rewards for program partners and have the exclusive ability to market restaurants to their members. In effect, we offer a turnkey, outsourced marketing solution to restaurants. Because we are paid for our services only when members dine at the participating restaurant, there is no upfront cost to restaurants for these services.

Websites.  We market participating restaurants through our website, www.rewardsnetwork.com, and websites that we host and manage for our program partners. These websites feature each restaurant by including essential information such as name and address, map and directions, cuisine type and the type of loyalty rewards available to members for dining. Restaurant website information may also include menus, photographs, reviews and restaurant ratings, including ratings from members. Our websites allow members to search for participating restaurants based on location, cuisine, rating and other restaurant attributes. As of December 31, 2006, we hosted and managed more than 16 different co-branded websites on behalf of our program partners, in addition to www.rewardsnetwork.com, the website for our Cashback RewardsSM program. In 2006, these websites were visited by members and other visitors over 9 million times.

Email.  We market participating restaurants to members who provide us with an email address and permission to send them emails. Email marketing includes emails to welcome new members, to alert members to new participating restaurants in their area, and that market specific kinds of participating restaurants, such as family-friendly restaurants. These emails are customized for members to provide information on participating restaurants in their area. We also send thank you emails to these members on behalf of participating restaurants after members dine there. These thank you emails notify members of the loyalty reward they will receive and also invite them to complete a survey about their dining experience. Emails may be sent by us directly to a member or may be sent on our behalf by a program partner. Over 58 million emails supporting participating restaurants were sent by us and our program partners to members during 2006.

Print.  In addition to electronic marketing, we also market participating restaurants with printed material such as welcome kits and directories that are mailed to members, inserts included in statements for payment cards, frequent flier programs and other programs mailed to members and non-members, and advertisements in consumer magazines. Welcome kits and directories are customized for members to provide them with information on participating restaurants in their area. We sent over 5.5 million print marketing pieces to members in 2006. During the past three years, we have shifted our marketing focus from print marketing to email and Internet marketing.

Business Intelligence.  We provide participating restaurants with periodic business intelligence reports. These reports include aggregate information regarding the number of members who have dined at the restaurant, distance traveled by members to dine at the restaurant, their dining frequency, the amount spent by them at the restaurant, marketing data (such as web impressions and emails sent to members featuring their establishment) and other information that helps restaurants determine the impact of our programs on their business. We believe this business intelligence provides restaurants with valuable information that they can use to better understand and improve their business. Also, by integrating transaction data from the restaurant with data on members, we provide aggregated information regarding a portion of a restaurant’s customers that it would not be able to otherwise easily develop or interpret.

We provide participating restaurants aggregate results and member comments from surveys that are completed by certain members after they dine. We believe these survey results have the potential to provide a powerful link between members and restaurants because they allow members to provide feedback directly to our restaurants. During 2006, we received approximately 390,000 completed surveys from members. These surveys were regarding approximately 80% of the restaurants on our program. We make these survey results available to both participating restaurants in their business intelligence reports and members through www.rewardsnetwork.com and the other websites that we maintain. We believe these survey results are valuable for restaurants because they offer feedback only from members who have actually dined at the restaurant. These survey results enable a restaurant to respond to customer feedback, address issues raised by customers, gauge the quality of food, service and operations and improve its overall business. We believe these business intelligence reports are a powerful tool to deliver the collective voice of members to our restaurants and solidify our relationship with both.

Loyalty Reward Programs.  We further link members to participating restaurants by offering members loyalty rewards for dining at participating restaurants. A member receives a loyalty reward if he or she pays with a payment card registered with us when loyalty rewards are available at the restaurant in question. Loyalty rewards are in the form of frequent flyer miles, credits to a college savings account, Cashback RewardsSM savings and other loyalty reward currencies and are designed to encourage dining at participating restaurants.

We believe that our loyalty programs provide a cost-effective way to reward a portion of a restaurant’s customers with loyalty reward currencies (such as airline miles) that members have selected as valuable to them. We believe that a restaurant would not be able to offer a similar range of loyalty reward currencies, nor develop the transactional infrastructure needed to deliver such rewards, without our programs. We are the exclusive provider of dining loyalty rewards programs to many program partners and the only way for restaurants to offer certain loyalty reward currencies is through our programs. By participating in our loyalty programs, restaurants receive an outsourced loyalty program through our marketing of loyalty rewards to members, tracking of member transactions that qualify for loyalty rewards and awarding the loyalty rewards to members. Because our loyalty programs operate using our registered card platform, described below, participating restaurants do not have to use separate cards, coupons or otherwise bear the costs of administering the loyalty programs.

Access to Capital.  In addition to marketing, business intelligence and loyalty services, we provide access to capital to restaurants that participate in our Marketing Credits Program. We do this by purchasing rights from the restaurant to receive a portion of the payment for transactions by members that qualify for loyalty rewards (referred to elsewhere as the purchase of a portion of future member transactions). We purchase a portion of future member transactions in advance, in bulk and at a discount from the retail price of the goods and services provided by the restaurant. When a member dines at a restaurant in the Marketing Credits Program, we receive an agreed-upon percentage of the bill that represents the portion of the member transaction that we have purchased and the fee the restaurant has agreed to pay us for our marketing, business intelligence and loyalty services. Restaurants that participate in our Marketing Credits Program can use the capital that we provide for any business purpose such as working capital, new equipment, renovations or expansion.

During the fourth quarter of 2006, we revised our Marketing Credits Program contracts to provide that we purchase a portion of future member transactions instead of dining credits that are used by members when they dine at participating restaurants. In discussing our business, including in Management’s Discussion and Analysis and our financial statements, we continue to use the term “dining credits” to refer to the portion of future member transactions that we purchase.

We believe that restaurants participate in the Marketing Credits Program because it allows them to sell a portion of their future business at a wholesale price and receive an upfront payment in return. We also believe the Marketing Credits Program is attractive because, in addition to access to capital, this program provides restaurants with marketing, business intelligence and loyalty services that are not provided by other sources of capital. We are paid for our services and the future transactions that we have purchased only through member transactions that qualify for a loyalty reward, which makes us different from other sources of capital available to restaurants that require a restaurant to repay a loan through a portion of all of its transactions. We believe that our experience in the restaurant industry enables us to design the Marketing Credits Program to meet the needs of restaurants.

Participating Merchants

As of December 31, 2006, we had 8,627 participating restaurants across the United States and Canada with 6,079 restaurants participating in our Marketing Credits Program and 2,548 restaurants participating in our Marketing Services Program. Our participating restaurants are generally located in major metropolitan markets and surrounding areas. Participating restaurants encompass a variety of cuisine types and a variety of entrée prices; they include quick-serve, family dining, casual and fine dining restaurants. Our participating restaurants are primarily independently owned and operated and include a single or a few locations, although we also work with some larger restaurant groups.

We also facilitate hotel bookings for certain members through Travelweb LLC. The hotel program provides members with reduced rates and Cashback Rewards savings, frequent flyer miles and other loyalty rewards if they make their reservations at participating hotels through our websites. The hotel program also offers an additional marketing opportunity for our participating restaurants because each member with a hotel reservation is provided with information regarding participating restaurants that are located in the area of that hotel. The revenue from our hotel program is not material to our results of operations.

Members

Members join our programs in order to receive loyalty rewards for dining at participating restaurants and can do so either directly or through our program partners. We believe our registered card platform, which is explained below, is attractive to members because they simply pay with their registered payment card in order to receive their loyalty reward and do not have to present a coupon or additional card. As of December 31, 2006, we had approximately 3.3 million active member accounts. We consider a member account to be active if the account has at least one qualified transaction at a participating restaurant during the past 12 months. An active member account may consist of more than one payment card and may have more than one person associated with the account, although we consider each member account to be held by one member.

For those members who access www.rewardsnetwork.com directly, seeking to join our programs, we offer a variety of options that are attractive because they allow members to choose the loyalty rewards currency that bests suits their needs. To those who elect to join our Cashback Rewards program, we offer Cashback Rewards savings. These members generally pay an annual fee or elect to “earn” their fee as discussed below. Through our website, we also offer programs that allow the member to choose other loyalty rewards currency such as frequent flyer miles or credits to a college savings account. Members who enroll in any of our programs that provide loyalty rewards to members in currencies other than Cashback Rewards savings generally do not pay an annual fee.

Members also join our programs through a variety of other sources, including through our exclusive relationships with major airlines, payment card issuers, other loyalty program providers and through our corporate program. We refer to our partners in all of these programs as program partners, and they are also discussed below. In these programs, members may be solicited for enrollment or may be directly enrolled by our program partners. Generally, a member enrolled in one of our programs through a program partner remains a member so long as our relationship with the program partner continues. If our relationship with the program partner terminates, in most cases our relationship with the member terminates as well. Additionally, members enrolled by our program partners may also be unenrolled by the program partner. Members who join our programs indirectly through a program partner receive the loyalty rewards currency of that program partner and generally do not pay an annual fee.

Members are important to participating restaurants as potential new and loyal customers. Having a large and active member base is an important consideration for restaurants joining or continuing in our programs. Members are also important to us because we recognize revenue when members have qualified transactions at participating restaurants. We are also able to provide business intelligence to participating restaurants based on the aggregate data we have regarding member transactions, as previously described. Due to the importance of members to participating restaurants and our business, we continually seek to improve the marketing that we send to members and better engage members in our programs. We also offer promotional and bonus rewards to members on a periodic basis in order to increase engagement in the program, increase revenues and obtain additional member information such as email addresses or demographic information.

Loyalty Partner Programs.  We partner with various loyalty program providers to offer their members the opportunity to earn loyalty rewards, such as airline frequent flyer miles, award points or other currency relevant to that partner, when their members patronize participating restaurants. These programs are typically co-branded with our program partner (e.g., Continental Airlines’ OnePass Dining by Rewards Network). In some cases, we work with the loyalty program provider’s affinity payment card issuer by automatically including our loyalty program as a feature of the payment card. Our program partners generally have the right to approve all communications between us and members of their program.

The loyalty program provider benefits by expanding the earning opportunities for its members. In addition, we purchase the loyalty rewards that are provided to members of partner programs, so a program partner benefits by increasing the volume of the reward currency it sells, or by receiving a commission on the loyalty program currency provided to its members.

Airline frequent flyer programs represent the largest number of our member accounts that are part of our loyalty partner programs. As of December 31, 2006, we provided dining loyalty programs to nine major airlines, which we believe makes us the largest provider of dining loyalty programs to the airline industry. We are continuing to expand our loyalty partnerships beyond airlines. Upromise®, InterContinental Hotels Group, Electronic Script Incorporated (eScrip) and The New York Times are notable instances of non-airline loyalty program providers for which we provide dining loyalty programs.

Cashback Rewards Program.  This is a fee-based program for Members who enroll directly into Rewards Network. This program provides Cashback Rewards savings on the total qualified transaction amount at participating restaurants. Cashback Rewards savings are a cash credit that we make directly to the member’s payment card account.

Members pay an upfront annual fee or may elect to “earn” the membership fee. When the member elects to earn the fee, we retain Cashback Rewards savings until the member has accumulated the amount of the fee in Cashback Rewards savings, after which the member receives the Cashback Rewards savings and we (by not providing a loyalty reward until the amount of the fee has accumulated) have effectively received a fee.

Corporate Program.  We offer the corporate program as a travel and entertainment expense reduction program to corporations. The corporate program partner enrolls some or all of its corporate payment cards issued to its employees in our program. We typically earn an annual fee by retaining a portion of the loyalty rewards for each member account enrolled in the program. We usually pay the loyalty rewards earned by the member accounts directly to the corporate program partner. Our corporate program terms typically require our corporate program partners to promote the program to their employees and encourage its use. We work with these partners to develop and deliver marketing and promotional materials to their employees. In some cases, a portion of the benefit goes to employees in the form of airline frequent flyer miles, providing further incentives for employees to direct their spending to participating restaurants.

Payment Card Issuer Programs.  We work with various issuers of general purpose payment cards to provide cardholders with Cashback Rewards savings as a loyalty incentive to certain payment card portfolios. Our program is a differentiating feature of the card and provides cardholders with additional opportunities to earn loyalty rewards through the payment card’s loyalty program. In some cases, the payment card issuer pays us a fee for their cardholders’ access to our program.

Loyalty Rewards

We provide loyalty rewards to members as a service to participating restaurants. We believe that this is valuable to restaurants because it provides an incentive for members to try a restaurant at which they may have otherwise never dined and because it generates loyalty from a restaurant’s customers. Because we generate revenue only when members dine at our participating restaurants, we also benefit from the incentive provided to members to dine at our participating restaurants.

We provide the majority of loyalty rewards to members in the form of a mileage credit to their frequent flyer account, a Cashback Rewards savings credit to their payment card account, or an award to their loyalty program account. From time to time, we offer the opportunity for members to earn additional loyalty rewards under special promotions and bonus offers that are designed to increase engagement in the program, increase revenues and obtain additional member information such as email addresses or demographic information. Cashback Rewards savings typically represent between 5% and 20% of the member’s total transaction amount with participating restaurants. Members receiving airline frequent flyer miles generally earn between one and ten miles for each dollar spent at participating restaurants. The amount of loyalty rewards earned per dollar spent by members of our airline frequent flyer programs and some of our other loyalty programs is tied to the member’s annual level of participation in our program, with more active members earning greater loyalty rewards per dollar spent than less active members.

We communicate loyalty reward opportunities to members via a variety of communication tools, including www.rewardsnetwork.com and our partners’ websites, email and printed marketing materials mailed to members.

Registered Card Platform

Our registered card platform is a critical part of the administration of our programs. Members enrolled in our programs have credit cards and debit cards registered with us. We refer to credit cards and debit cards collectively as payment cards. Members pay for their dine at participating restaurants using their registered payment card. Based on agreements with card issuers and various processors, presenters and aggregators, we receive data regarding payment card transactions at our participating restaurants that we use to determine the transactions made by members using their registered payment cards. These member transactions are qualified via business rules to determine what loyalty reward, if any, they are eligible to receive.

We use the qualified transaction data to provide loyalty rewards to members. We also use qualified transaction data to create business intelligence for our participating restaurants, to invoice and collect our fees from restaurants for our marketing, business intelligence and loyalty services, collect the portion of the member transaction that we have purchased and redeem outstanding dining credits at restaurants that participate in our Marketing Credits Program.

Competition

We do not believe that any single competitor in the United States offers the full range of services that we offer to restaurants. Features of our programs include: (1) the ability to market our participating restaurants to demographically attractive members, including the exclusive ability to market to many of our program partners; (2) our program partner and processor relationships; (3) as part of our Marketing Credits Program, access to capital in advance of customer transactions through our purchase of a portion of future member transactions; and (4) our business intelligence and member feedback reporting that provides participating restaurants with valuable analysis of their customers’ behaviors and opinions. However, we do compete with a variety of companies and programs that offer some of these services to restaurants. Our competitors include companies that offer marketing services and marketing programs to restaurants, or dining discounts to consumers. We also compete with various finance companies to address the capital needs of restaurants. Certain competitors or potential competitors have substantially greater financial resources and may expend considerably larger sums than we do for new product development and marketing.

Employees

As of December 31, 2006, we had 429 employees of whom 410 were full time. We believe that our relationship with employees is good. None of our employees are represented by a labor union.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of March 13, 2007:

Name	Age	Position(s)

Ronald L. Blake	51	President, Chief Executive Officer and Director
Roya Behnia	40	Senior Vice President, General Counsel, Secretary and Chief Privacy Officer
Megan E. Flynn	40	Senior Vice President, Business Development
Christopher J. Locke	36	Senior Vice President, Chief Financial Officer and Treasurer
Robert S. Wasserman	47	Executive Vice President, Sales and Marketing, Operations

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

Roya Behnia became Senior Vice President, General Counsel, Secretary and Chief Privacy Officer in August 2006. Ms. Behnia served as Assistant General Counsel and Group General Counsel for SPX Corporation, a Fortune 500 multi-industry corporation, from August 2001 until August 2005. Prior to that, Ms. Behnia served as Director of Litigation for Brunswick Corporation, a Fortune 500 corporation from December 1998 through June 2001.

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

Robert S. Wasserman joined Rewards Network in June 2005 as Executive Vice President, Sales and Marketing, Operations. Prior to joining Rewards Network, Mr. Wasserman served as Senior Vice President and a Principal of Knowledge Systems & Research, Inc., a custom research and consulting organization, from February 2004. From February 2003 until February 2004, and from February 2001 through June 2001, Mr. Wasserman served as Executive Vice President of Willis Stein Telecommunications Acquisition Corp. Mr. Wasserman served as Chief Operating Officer of Orius Corp. from June 2001 until February 2003.

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

Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by statements in this Annual Report on Form 10-K include, but are not limited to, the risk factors set forth below. If any of the events discussed in these risk factors occur, our business, financial condition, results of operations or cash flows could be adversely affected in a material way and the market value of our common stock could decline.

We depend on our ability to attract and retain restaurants.

Our business requires significant marketing and sales efforts to restaurants. We are always at risk for decreases in the number of participating restaurants. Because of this, we constantly need to recruit new restaurants to participate in our programs. We must recruit new restaurants in part due to the high rate of restaurant failures. Moreover, we need to continually demonstrate to our participating restaurants the value of our programs in order to retain them. If we are unable to demonstrate the value of our programs or if our sales force is otherwise ineffective, we may be unable to attract additional restaurants to our program and we may be unable to retain restaurants in our program.

We have reduced the length of time it takes a restaurant to complete its participation in our Marketing Credits Program to an average of about eight months for 2006 from an average of about fourteen months in mid-2005 by purchasing fewer future member transactions (or, previously, dining credits) at a single time. The shorter timeframe means that a restaurant may leave our program earlier, which may result in fewer restaurants in our program. It also means that we must spend more time to retain restaurants in our programs.

We rely on our due diligence process and credit evaluation tools to assess the financial risk of proposed deals and the risk profile of our restaurants participating in our Marketing Credits Program. In some cases, we are not able to recover all of the dining credits we have purchased from a restaurant, resulting in a loss. We seek to balance the financial risk of our restaurant deals with our desire to attract and retain restaurants. If we accept too many deals with greater financial risk, we may increase the number of restaurants in our program but we may also experience greater dining credits losses. On the other hand, if our acceptance of financial risk is too conservative, it may make it more difficult for us to attract new participating restaurants or retain existing participating restaurants.

An absence of desirable restaurants could cause members to either become less engaged or cancel their memberships with us or cause loyalty program partners to choose not to participate in our programs. This would reduce our revenues and profitability and harm our ability to attract new members, participating restaurants and program partners.

A fully-staffed sales force is important to our ability to retain restaurants and grow the number of participating restaurants.

Our ability to grow the number of participating restaurants depends, in part, on having a fully-staffed sales force. During the fourth quarter of 2006, we added significantly to our sales force. We expect that new additions to our sales force will become reasonably productive within six months after they are hired. If a significant number of new sales personnel do not become reasonably productive within this timeframe, our ability to grow the number of participating restaurants may be adversely affected.

Members of the sales force leave us for various reasons throughout the year. We must replace the people who leave our sales force with qualified sales personnel in order to maintain a fully staffed sales force. Although we attempt to keep our sales force fully staffed despite expected attrition, we cannot assure you that we will be able to maintain a fully staffed sales force if we experience an unusually high level of attrition. In addition to relying on our sales staff to obtain new participating restaurants, we rely on them to be the primary contact for maintaining our relationships and reinforcing the value of our programs with existing participating restaurants. If our sales force is not fully staffed, we may not be able to maintain or increase the number of participating restaurants.

A significant number of our active member accounts are obtained from our relationships with airlines and other program partners.

We depend on our relationships with airline and other program partners for a significant number of members and a significant portion of our revenue. We are particularly dependent on our relationships with airline partners. For the year ended December 31, 2006, approximately 58.7% of our sales were derived from members enrolled in our programs through airline frequent flyer programs. As of December 31, 2006, we had contracts or relationships with nine major airlines and approximately 1.9 million of our approximately 3.3 million active member accounts were enrolled through airline frequent flyer programs. As of December 31, 2006, we had contracts or relationships with nine major airlines and approximately 1.9 million of our approximately 3.3 million active member accounts were enrolled through airline frequent flyer programs. In addition, member accounts enrolled through three of our program partners, Upromise, Inc. (“Upromise”), United Air Lines, Inc. (“United Air Lines”) and Delta Air Lines, Inc. (“Delta Air Lines”), jointly accounted for approximately 49.2% of our sales for the year ended December 31, 2006. Members of each of the Upromise, United Air Lines and Delta Air Lines programs separately accounted for approximately 19.7%, 18.8% and 10.7%, respectively, of our sales for the year ended December 31, 2006.

If our contracts or relationships with airline and other program partners terminate, we will likely lose those member accounts that are enrolled in our programs through these program partners. Each year a number of these contracts are subject to renewal. We cannot assure you that any of our contracts with our program partners will be renewed or, if renewed, will be renewed on terms as favorable to us as the current terms. If our program partner contracts are terminated or are not renewed, the number of members in our programs could significantly decline. If our program partner contracts are renewed on less favorable terms, for example if our program partner raises the price for us to purchase loyalty rewards currency, or if our program partner relationships are otherwise altered in a way unfavorable to us, our costs may increase.

In addition, some of our relationships with loyalty program partners depend upon the use of bank affinity payment cards that are associated with our loyalty program partners. If the relationship between a loyalty program partner and its payment card issuer terminates, we may lose access to the member accounts enrolled through that payment card issuer.

We have relationships with various organizations for the marketing, support and endorsement of our services and products. For example, we rely on our agreements with banks, payment card issuers, corporations, airline frequent flyer programs, member savings and loyalty programs and other entities across the country to market our services to their existing and future customers. The development and management of these relationships (including keeping our web site content attractive) is a long and difficult process, requiring experienced sales and marketing personnel, and may not be successful.

A significant amount of our loyalty rewards currency is concentrated in one industry group.

A significant portion of the loyalty rewards currency we provide to members consists of airline miles that we purchase from our airline partners. Although we believe that airline miles are currently considered to be an attractive loyalty rewards currency, there is no assurance that airline miles will continue to be viewed favorably by consumers and members. The terms of frequent flyer programs are subject to change at the discretion of the airlines, and changes to these programs may make frequent flyer miles a less attractive loyalty rewards currency. For example, if the airlines provide that miles expire more quickly, increase the number of miles required to earn travel rewards, reduce the number of flights or seats available for reward travel or otherwise limit the availability of redemption options, the attractiveness of airline miles will diminish and may result in reduced membership in our programs and in reduced usage of our programs.

Furthermore, a sustained economic downturn in the airline industry could have an adverse effect on the financial condition of our business because there is no assurance that we can convert members who choose frequent flyer miles over our other loyalty rewards currencies to other forms of loyalty rewards currencies should the airlines no longer be able to participate. Following September 11, 2001, the airline industry suffered a significant decline in passenger traffic and profitability, including several airlines with which we have program relationships, and events in the future may again cause a decline in passenger traffic and profitability. Although Delta Air Lines and Northwest Airlines have continued to honor their outstanding frequent flyer miles after filing for bankruptcy protection, there is no assurance that they or any other airline will continue to offer frequent flyer programs or to sell frequent flyer miles to third parties such as us. The impact of an economic downturn of the airline industry on our airline partners or consolidation in the airline industry may result in the diminished attractiveness of airline miles as a currency that we offer to members and, thus, reduce the usage of our programs.

We depend on our ability to attract and retain active members.

We generate revenue when members dine at participating restaurants. Any number of factors could affect the frequency with which members participate in our programs or whether consumers enroll in any of our programs at all. These factors include (1) consumer tastes and preferences, (2) the frequency with which consumers dine out, (3) the number of desirable restaurants participating, (4) general economic conditions, (5) weather conditions, and (6) the availability of alternative discount programs in the local regions where consumers live and work. Any significant decline in usage or increase in membership cancellations, without a corresponding increase in new member enrollments, could make our programs less desirable to participating or prospective restaurants. Any decline in member usage would cause a decline in revenue and a higher cost of our inventory of future member transactions and dining credits.

We offer promotional and bonus rewards to members on a periodic basis. These promotional and bonus rewards are designed to attract, retain and further engage members, and also to collect additional member information such as email addresses or demographic information. These programs are also designed to increase revenues, but the cost of these promotional and bonus rewards may exceed the benefit we receive from any increase in revenue and adversely affect our results of operations.

We must maintain an appropriate balance between the number of members and the number of participating restaurants in each market.

A critical success factor for our business is our ability to maintain an appropriate balance of members and member activity to participating restaurants within each geographic market we serve. If we have too many members or too much member activity and too few participating restaurants in a particular geographic market, our member base may become dissatisfied and/or participating restaurants may experience a higher volume of business from members than anticipated. This could result in low program usage, high membership cancellations and participating restaurant attrition. Alternatively, if too many restaurants participate in our programs with too few members, our revenues may decline due to a lower number of member transactions. Managing this balance requires us, among other things, to anticipate trends within a market and the desires of members and participating restaurants. Managing this balance may be difficult where a particular loyalty partner program has a concentration of members in a single geographic market. We cannot assure you that we will be able to manage this balance effectively in each of our markets.

We depend upon our relationships with payment card issuers, transaction processors, presenters and aggregators.

Payment card transaction processing is an integral part of our business, and our relationships with payment card issuers, payment card processors, transaction presenters and aggregators of payment card transactions are very important. During 2006, we obtained transaction data for approximately 35% of our sales and processed collections of approximately 20% of sales through our relationship with Golden Retriever Systems, L.L.C. In addition, during 2006, we obtained transaction data for approximately 20% of sales through American Express Travel Related Services Company, Inc. and approximately 19% of sales through First Data Corporate.

We currently have contracts with a significant number of processors, presenters and aggregators of payment card transactions. These processors, presenters and aggregators may choose to terminate or not renew their contracts with us for reasons including, among others, if they decide to no longer provide transaction level details to third parties such as us or if they decide to engage in exclusive business relationships with organizations that are competitive with us. We have been able to find suitable replacements for processors, presenters and aggregators who have terminated their contracts with us in the past without a material impact on our business. However, if relationships with processors, presenters and aggregators that in the aggregate provide us with transaction data for a significant amount of our sales terminate, our ability to receive and process a significant amount of transactions could be materially impaired if we are unable to find suitable replacements or convert restaurants to compatible platforms. If we are unable to find suitable replacements or convert restaurants to compatible platforms, there would be a material adverse effect on our ability to pay member loyalty rewards and recognize revenues.

We are susceptible to restaurant credit risk and our allowance for losses related to restaurant credit risk may prove inadequate to absorb actual losses.

We purchase a portion of future member transactions and we previously purchased dining credits from restaurants that participate in our Marketing Credits Program. If a participating restaurant fails, we may not realize any value for the portion of future member transactions or dining credits that we purchased. We refer to these future member transactions and dining credits collectively as dining credits. Even if a participating restaurant stays in business, it may breach its agreement with us and we may incur costs to enforce our agreement and may not recover amounts sufficient to compensate us for damages that we suffer from the breach. Although we perform due diligence on certain transactions, we generally secure the restaurants’ obligations by obtaining personal guarantees from restaurant owners, and while we work to enforce our contracts with restaurants, we cannot assure you that these measures will be adequate to ensure that we will realize the full value of every contract that we have entered into with our restaurants.

We maintain an allowance for dining credits losses based on our estimates of losses that would result from the inability of participating restaurants to remain in business or our restaurants’ breach of their contracts, which we refer to as our allowance for doubtful dining credits accounts. We perform a quarterly analysis of the adequacy of our balance sheet allowance and, if necessary, adjust this allowance. This analysis is based on a number of factors, including the specific identification of at-risk dining credits, the aging of the dining credits and the overall size of the portfolio of dining credits. The amount of our allowance, however, is an estimate, and we cannot assure you that our actual dining credits losses will not be materially greater than our allowance for doubtful dining credits accounts.

We have minimum program partner purchase obligations and other performance requirements.

We have agreements with various program partners and vendors that obligate us, among other things, to purchase a minimum amount of loyalty rewards currency or conduct a minimum level of marketing in a given period. If member activity is not sufficient to fulfill our minimum currency purchase obligation with a program partner, we will be required to purchase additional currency from that program partner that we may not be able to utilize, or we may be required to make a payment to the program partner. Minimum marketing requirements may obligate us to incur marketing expenses that we otherwise would not incur. If we do not meet minimum loyalty rewards currency purchase obligations and other performance requirements in the normal course of our business, we will incur expenses that we otherwise would not incur.

We are subject to changes to payment card association rules and practices.

Our business model depends on our ability to obtain information with respect to payment card transactions made by members at our participating restaurants. Current Payment Card Industry (“PCI”) compliance and VISA and MasterCard rules and practices permit the aggregation of data for payment card transactions at our participating restaurants and the comparison of this data with a file containing members’ registered card information. However, there is no assurance that payment card association rules and practices will not change and limit our ability to obtain this information. If we are unable to obtain this information, we will need to seek alternate ways of determining member qualified transactions, and we cannot assure you that any other method would be possible or cost-effective.

Network interruptions, processing interruptions or processing errors could occur.

We depend on the functionality of transaction processing networks and our internal computer systems. Network interruptions and processing errors may result from various causes, including disruptions to telecommunications services or the electricity supply. Such disruptions may be caused by human error. There is also the potential threat of telecommunications and electrical disruptions caused by natural disasters, acts of terrorism or the malicious acts of computer criminals, who may attempt to compromise specific systems or generally propagate malicious software, such as viruses and worms. Any extensive or long-term disruptions affecting transaction processors could cause us to incur substantial additional expense or lost revenues we otherwise should have recognized.

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

Privacy concerns of our program partners, payment card processors and the public may result in increased operating costs or loss of members.

Privacy concerns make it more difficult for us to obtain and retain program partners. Our program partners may be subject to public pressure not to divulge information regarding their members to us. If we do not retain a program partner for this reason, we would lose that program partner’s members. Our program partners may also adopt more stringent policies regarding the use and disclosure of financial data than their existing policies and practices. Our operating costs will increase if we are required to implement new systems and processes to comply with changes to our program partners’ privacy policies and practices or to address privacy concerns of our payment card processors and the public.

Our security measures may not be successful.

We have developed and implemented a number of measures in an effort to keep our member and participating restaurant data secure. We continually work on enhancing and improving our security measures. These measures may be expensive and involve hiring additional personnel or suppliers and consultants. The measures we have taken and may take in the future may not be successful. The complete or partial failure of our security measures could result in damage to our reputation, the loss of members and participating restaurants, incurring costs related to notification requirements and the filing of claims and lawsuits against us. We may also incur costs in connection with remedying a security breach, including potentially significant costs in connection with the possible replacement of payment cards that are compromised by a breach of our security.

Economic changes could negatively impact our business.

The success of our business depends on members’ use at participating restaurants of payment cards registered with us. If the national or local economy slows in the regions in which we do business, members may perceive that they have less disposable income to permit them to dine out. As a consequence, they may spend less and use their registered cards less often, if at all. The restaurant industry is susceptible to adverse weather conditions and severe weather may adversely affect the frequency of member dining activity. Any decline in program usage would hurt our business. In addition, a sustained economic downturn could cause participating restaurants to go out of business or cause members to dine out less frequently. It is likely that, if the number of restaurants entering bankruptcy rises, there would be an increase in dining credits losses.

Alternatively, if the economy is robust and consumers have more disposable income to spend, restaurants may be less inclined to participate in our programs. Any decline in the quality, attractiveness or number of participating restaurants could hurt our business.

We could lose key personnel.

Our success depends, in part, on the skills, experience, efforts and policies of key personnel, including our Chief Executive Officer. We cannot assure you that we will continue to retain such personnel.

We have entered into a settlement regarding a class action lawsuit that has been approved preliminarily by the Court but that still may be terminated.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q and some of our Current Reports on Form 8-K describe a class action lawsuit in which we are the defendant. In this litigation, the representative plaintiffs allege that our purchases of dining credits during the period covered by the complaint were loans with a usurious interest rate that violated California usury law and the California Unfair Competition Law.

Without admitting wrongdoing, on December 21, 2006 we entered into an initial settlement agreement with the representative plaintiffs. The initial settlement agreement was formalized into a final settlement agreement and submitted to the United States District Court for the Central District of California for preliminary approval on March 6, 2007. The settlement is still subject to certain conditions, including the entry of a preliminary order of approval and final order of approval by the District Court after a fairness hearing. The settlement also may be terminated by us in the event that its terms are modified in any material respect by the Court at or after the final approval and fairness hearing, or if our exposure to members of the settlement class who opt out of the settlement exceeds a defined level.

If the Court does not give the settlement preliminary or final approval or if the settlement is terminated, we would likely incur additional expenses in connection with further litigation of this lawsuit, including appellate review by the United States Court of Appeals for the Ninth Circuit and a trial or other proceedings in the District Court. If we receive an adverse judgment in a trial, we might be subject to damages that are in excess of the amount that we have agreed to pay in the settlement, and also to restrictions on the conduct of our business in California. We may not be able to pay or comply with an adverse judgment in a trial. Damages may be substantial and may have a material adverse effect on us. Injunctive relief may have a material adverse effect on us.

Class action lawsuits may be filed against us in other states.

While there are no class action lawsuits pending against us in other states raising claims similar to the claims made by the plaintiffs in the California class action litigation that we have agreed to settle, it is possible that there will be similar cases in other states in the future, particularly in light of the settlement of the California class action lawsuit. We would likely incur expenses in defending against and resolving any such litigation, which may have a material adverse impact on us. In addition, we might be subject to damages and court-ordered restrictions on the conduct of our business as a result of any such litigation, either of which may have a material adverse effect on us.

We face significant competition.

We experience competition from a variety of companies and programs that offer services to restaurants that are similar to the services that we provide. Our competitors include companies that offer marketing services and marketing programs to restaurants, or dining discounts to consumers. We also compete with various finance companies to address the capital needs of restaurants. Although we believe that none of our competitors provides the suite of services that we offer and that none of our competitors operates in all of the markets in which we operate, new competitors could enter our business. Certain competitors or potential competitors have substantially greater financial resources and may expend considerably larger sums than we do for new product development and marketing.

Our revenues may decline if there is a shift in our mix of products toward the Marketing Services Program.

Our revenue from a transaction at a Marketing Credits Program restaurants is higher than the revenue we receive for a transaction of the same amount at a Marketing Services Program restaurant. An increase in the percentage of restaurants that participate in the Marketing Services Program instead of the Marketing Credits Program may cause a decline in our revenues even if the overall number of participating restaurants remains the same or increases.

If we are unable to obtain sufficient cash, our business, financial condition and results of operations may be adversely affected.

Our business is cash intensive. We typically purchase a portion of future member transactions from participating restaurants in exchange for cash. As of December 31, 2006, our cash and cash equivalents and short-term investments were $85.0 million, and we had $76.4 million of dining credits, net of our allowance for doubtful dining credits accounts. We have $25 million of borrowing availability under our revolving credit facility, subject to compliance with conditions in the credit facility agreement that we may not be in compliance with at the time of borrowing. We will use a portion of our cash to fund our obligations under any final settlement of the California class action litigation approved by the District Court. We cannot assure you that we will be able to raise cash in the future on acceptable terms or at all. If we raise funds through the sale of equity or convertible debt securities, the value of our outstanding stock likely will be reduced.

We had $70 million of outstanding Convertible Subordinated Debentures that can be put to us for payment in October 2008. We cannot assure you that we will have cash available or be able to raise cash to satisfy the repayment of this obligation.

We are controlled by Samstock, L.L.C. and its affiliates.

As of March 13, 2007, our largest stockholder, Samstock, L.L.C. and its affiliates, beneficially owned in aggregate 6,589,026 shares of our common stock, representing approximately 24% (based on 27,100,976 shares of common stock outstanding at March 13, 2007) of our outstanding common stock. Of this amount, 6,056,446 shares were owned by Samstock and its affiliates and 532,580 shares were held by others but were subject to voting and disposition restrictions in favor of Samstock. As a result of their ownership, Samstock and its affiliates may be able to substantially influence the outcome of all matters submitted to a vote of our stockholders, including the election of directors. Samstock is indirectly owned by certain trusts and the trustee of these trusts is Chai Trust Company,

L.L.C. The current chairman of our board of directors, Donald J. Liebentritt, is the President of Chai Trust Company, L.L.C.

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

Sales of a substantial amount of stock in the public market (such as the shares previously registered by us), or the perception that these sales may occur, could result in lower market prices of our common stock. This could also impair our ability to raise additional capital through the sale of other securities. As of March 13, 2007, 27,100,976 shares of our common stock were outstanding. In addition, as of March 13, 2007, 801,375 shares of our common stock were issuable upon exercise of outstanding employee and director stock options; 303,107 shares of our common stock were issuable upon the exercise of outstanding director stock awards; 776,851 shares of our common stock were issuable upon the exercise of employee stock awards and an additional 2,658,667 shares of our common stock were available under our long-term incentive stock plan for future grant. All of these shares have been registered for sale. The issuance and sale of a significant number of shares of our common stock upon the exercise of stock options and warrants, or the sale of a substantial number of shares of our common stock pursuant to Rule 144 or otherwise, could result in a dilution to each stockholder’s percentage ownership and could adversely affect the market prices of our securities.

The price of our common stock could be volatile.

The market price of our securities has been volatile and could continue to be subject to significant fluctuations in response to the factors set forth above and other factors, many of which are beyond our control. Such fluctuations, as well as economic conditions generally, may adversely affect the market price of our securities. In addition, the stock market in recent years has experienced extreme price and trading volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table sets forth certain information regarding our principal facilities as of December 31, 2006:

Location	Monthly Rent	Term of Lease	Square Footage

Chicago, IL — Executive offices	$42,773	09/01/03 - 04/20/11	28,721
Miami, FL — Operations	50,191	07/01/05 - 06/30/07	26,769

In addition to the properties listed above, we have one other operations office and 20 sales offices throughout the United States and Canada, one of which is subleased. We believe our properties are generally in good condition and adequate for our needs. Furthermore, we believe that suitable additional or replacement space will be available when and if needed.

Item 3.	Legal Proceedings

On May 25, 2004, a complaint was filed in the Los Angeles County Superior Court against the Company and certain of its subsidiaries by Bistro Executive, Inc. and certain other restaurants and their owners and guarantors who participated in the Company’s dining credits Purchase Plan (the “Dining Plan”).

The complaint was brought as a putative class action and alleged that amounts paid by the Company under the Dining Plan constituted loans in violation of California usury laws and the California Unfair Competition Law. We describe this litigation, including the certification of class action treatment of the case, in greater detail in our previously filed Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and some of our Current Reports on Form 8-K.

On December 21, 2006, the Company entered into an initial agreement with the representative plaintiffs to settle this litigation on behalf of a Settlement Class. The initial settlement agreement was formalized into a final settlement agreement and was submitted to the United States District Court for the Central District of California for preliminary approval on March 6, 2007. A copy of the settlement agreement is attached hereto as Exhibit 10.44.

Under the settlement as submitted to the District Court for preliminary approval , the “Settlement Class” is defined to include (1) all California merchants that during the period of May 25, 2000 through December 31, 2004 participated in the Company’s dining credits program and received a cash advance during that period from the Company pursuant to the pre-October 2004 versions of the Company’s same contracts, and (2) any person who from May 25, 2000 to December 31, 2004, guaranteed the merchant’s obligations under the relevant contracts. Excluded from the Settlement Class are persons or entities with claims based on cash advances made by the Company through May 24, 2000, persons or entities that asked to be excluded from the Class previously certified in the case, and persons or entities that timely elect to be excluded from the Settlement Class.

Under the settlement submitted to the District Court for preliminary approval, we will receive a full and final release from the Settlement Class as defined in the settlement agreement and the California litigation will be dismissed with prejudice. Under the terms of the settlement, the Company continues to deny any liability to the

Settlement Class and any wrongdoing in connection with its business activities in California that are the subject of the class action. The representative plaintiffs, on behalf of the Settlement Class, acknowledge that their Counsel have determined, after an investigation of the facts and the law, that the benefits to be obtained by the Settlement Class under the settlement agreement outweigh the costs, risks and delays associated with the continued litigation of their claims, including the uncertainty of the outcome of our pending appeal to the United States Court of Appeals for the Ninth Circuit.

The settlement is subject to entry of a preliminary order of approval and a final order of approval by the District Court at or after the final fairness hearing, and may be terminated by the Company if terms of the Settlement Agreement are modified in any material respect by the Court at or after the final approval hearing, or if the Company’s exposure to members of the Settlement Class who may opt out of the settlement exceed certain levels.

The Company has recorded an expense in its financial statements of $35.1 million during 2006 to reserve for the California settlement and settlement-related expenses. In recording this expense, the Company estimated that a certain percentage of eligible Settlement Class members, for a variety of reasons, may not submit claim forms seeking the recovery to which they may be entitled. Because the provision is based on estimates and judgments regarding future events, the Company can provide no assurance as to whether the actual cost will be materially more or less than the provision.

At this time, the Company cannot provide any assurance that the Settlement will receive preliminary or final approval from the Court, that any final approval order entered by the Court will not be appealed successfully by an objecting Settlement Class member, that any of the conditions that could result in the termination of the Settlement will not occur, or that the Company has properly estimated the percentage of Settlement Class members who will participate in the Settlement in recording the provision. If preliminary or final approval of the Settlement Agreement is not obtained or if the Settlement Agreement is terminated for other reasons, then the parties to the California litigation will be returned to their respective positions before the initial agreement to settle on December 21, 2006. In that event, we would likely incur additional expenses in connection with further litigation of this lawsuit, including appellate review by the Court of Appeals, and a trial or other proceedings in the District Court. If we receive an adverse judgment in a trial, we might be subject to damages that are in excess of the amount that we have agreed to pay in the settlement agreement and restrictions on the conduct of our business in California. We may not be able to pay or comply with an adverse judgment in a trial. Damages may be substantial and may have a material adverse effect on us. Injunctive relief may have a material adverse effect on us.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the three-month period ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(A) MARKET INFORMATION

Our common stock is listed on the American Stock Exchange. The following table sets forth, for the periods presented, the high and low sales prices per share of our common stock, as reported on the American Stock Exchange.

Quarter Ended	Low	High

March 31, 2005	4.01	7.00
June 30, 2005	3.63	5.50
September 30, 2005	4.95	7.06
December 31, 2005	4.76	7.01
March 31, 2006	5.85	8.50
June 30, 2006	6.94	9.40
September 30, 2006	3.32	9.01
December 31, 2006	4.50	7.20

(B) HOLDERS

As of March 13, 2007, there were 245 holders of common stock of record.

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

	Years Ended December 31,
	2006	2005	2004	2003	2002

Statements of Operation Data
Sales	$252,986	$287,145	$348,078	$349,026	$289,095

Net revenue	81,362	74,261	89,711	88,638	70,709
Other operating revenue	2,135	2,790	3,536	4,684	5,140
Total operating revenues	83,497	77,051	93,247	93,322	75,849
Total operating expenses	106,082	74,178	68,195	64,771	55,949
Operating (loss) income	(22,585)	2,873	25,052	28,551	19,900
Other (expenses) income, net	(204)	(2,753)	(2,804)	(2,371)	(1,993)
(Loss) income before income taxes	(22,789)	120	22,248	26,180	17,907
Income tax (benefit) provision	(7,634)	741	9,031	10,470	(1,328)

Net (loss) income	(15,155)	$(621)	$13,217	$15,710	$19,235

Net (loss) income available to common stockholders	(15,155)	$(621)	$14,865	$16,048	$(714)

Per Share Data:
Net (loss) income
Basic	$(0.57)	$(0.02)	$0.53	$0.68	$(0.04)

Diluted	$(0.57)	$(0.02)	$0.50	$0.61	$(0.04)

Weighted average number of common and common equivalent shares outstanding:
Basic	26,683	26,133	24,837	23,056	18,357

Diluted	26,683	26,133	29,731	26,439	18,357

Balance Sheet Data:
Total assets	$207,309	$190,887	$200,671	$187,125	$152,143
Revolving securitization	—	—	—	—	60,000
Long-term debt	70,000	70,000	70,000	70,000	—
Redeemable preferred shares	—	—	—	—	133
Stockholders’ equity	83,469	94,188	92,368	73,647	52,268
Long term debt to total assets	34%	37%	35%	37%	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands, except per share data, restaurants in the program, average transaction amount and estimated months to consume dining credits portfolio)

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those financial statements provided under Part II, Item 8 of this Annual Report on Form 10-K.

OVERVIEW

We are a leading provider of marketing services, business intelligence, loyalty programs and access to capital to the restaurant industry. Thousands of restaurants across North America benefit from our services. We link our participating restaurants to members of our loyalty programs by marketing participating restaurants to members and providing members with incentives to dine at participating restaurants. We attract members to our loyalty programs through our website, www.rewardsnetwork.com, and relationships with leading airline frequent flyer programs, clubs and other affinity organizations.

We market participating restaurants to members through the Internet, email and print marketing. We offer business intelligence to participating restaurants by providing aggregate data regarding members’ activity, including member feedback through surveys. We also offer customer loyalty programs by providing loyalty rewards to members when they dine at participating restaurants. We provide access to capital by purchasing a portion of future member transactions from participating restaurants in bulk and in advance. Bars and clubs also participate in our programs, and for purposes of describing our business, are included when we use the term “restaurants.”

We are paid for our services and, if applicable, receive the portion of a member’s transaction that we have purchased only if a member dines at a participating restaurant when loyalty rewards are available and pays using a payment card that the member has registered with us. Our revenue is equal to a percentage of the member’s total dining transaction amount. These revenues are applied to recover our costs where we have purchased a portion of future member transactions; provide loyalty rewards to members; cover our selling, marketing, general and administrative expenses; and generate operating income that provides a return for our stockholders.

We primarily offer two programs to restaurants — our Marketing Services Program and Marketing Credits Program. Our Marketing Services Program provides restaurants with marketing, business intelligence and loyalty programs. In addition to these services, our Marketing Credits Program provides restaurants with access to capital through our purchase of a portion of future member transactions. During the fourth quarter of 2006, we revised our Marketing Credits Program contracts to provide that we purchase a portion of future member transactions instead of dining credits that are used by members when they dine at participating restaurants. In discussing our business, we continue to use the term “dining credits” to refer to the portion of future member transactions that we purchase. Our revised contracts also provide for a separate fee for marketing, business intelligence and loyalty services. We include all components of the Marketing Credits Program, including the payment for marketing, business intelligence and loyalty services, in Marketing Credits Program sales and revenues because we analyze our business in this manner.

Since the middle of 2005, our management team has worked to position us for profitable and sustainable growth. During 2006, we focused on rebuilding and investing in our people, processes and overall strategy. As part of investing in our people, we upgraded our management team and that effort is effectively complete. We began rebuilding and investing in processes and overall strategy in mid-2005 by initiating more conservative Marketing Credits Program policies and raising the profitability of our deals. We also augmented our due diligence and risk assessment procedures. In conjunction with these initiatives, we moved away from selling our programs to restaurants based on price to selling our programs based on the value of our marketing, business intelligence and loyalty programs to a restaurant. We also improved the ways in which we demonstrate the value of our programs to restaurants, including by delivering the voice of the member to our restaurants through post-dine surveys and other ways of providing member feedback to restaurants.

The emphasis on rebuilding and investing in our people, processes and overall strategy is reflected in the following developments in 2006:

Revised Sales Policies and Procedures:  Beginning in mid-2005, we revised our Marketing Credits Program policies to increase the profitability of our deals. We also augmented our due diligence and risk assessment procedures for Marketing Credits deals so that we could better understand the impact of Marketing Credits deals on our business. These revised Marketing Credits Program policies and due diligence and risk assessment procedures were in place throughout 2006.

Throughout 2006, our revised Marketing Credits Program policies resulted in a shorter period of time for members to use dining credits and higher profitability of our deals with restaurants than under our previous policies. These policies have resulted in an estimated time to use dining credits of approximately 8.3 months for the year ended December 31, 2006, down from 14.1 months in mid-2005. Deal profitability has increased due to an improvement in sales yield in the Marketing Credits Program compared to mid-2005. Cost of sales as a percentage of Marketing Credits Program sales has remained basically the same since mid-2005. We believe that the Marketing Credits Program deals entered into throughout 2006 reflect better financial characteristics, including profitability and lower risk of write-off, than under our previous policies. The increase in net revenues in 2006 over 2005 is a reflection of the higher profitability of our deals. However, the decrease in our restaurant count is due in part to restaurants deciding not to enter into deals that reflect our revised Marketing Credits policies.

Throughout 2006, we employed stricter due diligence and risk assessment procedures for Marketing Credits deals. As a result of our ability to better assess the impact of a potential Marketing Credits deal on our business, we elected not to renew Marketing Credits deals with certain participating restaurants or enter into deals with new restaurants that did not bring value to our business.

As a result of our revised Marketing Credits Program policies and due diligence and risk assessment procedures, during 2006 we reduced our overall volume of dining credits for two principal reasons: (1) we purchased fewer dining credits at a given time from a restaurant and (2) fewer restaurants participated in our Marketing Credits Program. Consistent with this decrease in our dining credits portfolio and our Marketing Credits Program policies, the time we expect that members will use the dining credits has shortened. These factors have resulted in a decrease in our provision for losses. In 2006, the loss provision was 1.6% of sales. With the implementation of balanced risk analysis and due diligence, we believe that our dining credits portfolio will increase in the future and as the period for usage of dining credits lengthens, the loss provision expense should increase toward levels of approximately 3% to 5% of sales. This increase in the loss provision expense could adversely affect our financial results when compared to the 2006 loss provision.

Because the time period for members to use dining credits that we purchase from an individual restaurant in 2006 was shorter than under our previous Marketing Credits Program policies, the restaurant renewal cycle was shortened, resulting in increased renewal activities by our sales force. This accelerated renewal cycle has impacted our ability to grow the restaurant base and has increased the chance that a restaurant could decide not to renew its deal with us at an earlier point. As a result, some restaurants that we desire to retain in our program decide not to renew and exit our program earlier than under our previous Marketing Credits Program policies. We are implementing more balanced risk analysis and due diligence in an effort to be selective in purchasing more dining credits and lengthening usage periods, where appropriate. These changes are designed to increase retention of desirable restaurants without sacrificing the risk profile of the dining credits portfolio.

Sales Force Development:  The decrease in the number of Marketing Credits Program restaurants during 2006 was due in part to restaurants deciding not to enter into deals that reflect our revised Marketing Credits policies and are more profitable to us. In order to address the decline in restaurant count, we developed a new sales approach and related sales training programs, shifting from price-driven selling to consultative, value-based selling aimed at matching our product set to our restaurant customers’ needs. We believe that value-based selling and related sales training programs are important in selling our more profitable products to restaurants by better preparing our sales personnel to articulate the value of our marketing, business intelligence services, loyalty programs and access to capital. As part of our focus on value-based selling, we modified the sales compensation plan to compensate our sales personnel based on the profitability of our deals with restaurants, as opposed to overall revenues.

During 2006, we also increased our sales force in an effort to increase the number of participating restaurants. By the end of 2006, we had hired additional sales employees to fully staff our sales force. Newly hired sales employees typically take six months to be reasonably effective in the field. We believe that we could have offset a portion of the decrease in our merchant count in 2006 if we had a fully-staffed sales force throughout the year.

Demonstrating the Value of our Programs to Restaurants:  In addition to developing our sales force, we increased our efforts to demonstrate the value of our services in an effort to retain and attract restaurants. We enhanced our business intelligence capabilities and the business intelligence reports that we provide to restaurants to demonstrate the value of our marketing and loyalty services. These business intelligence reports also provide information that our participating restaurants can use to improve their businesses.

We also improved our efforts to set restaurant expectations regarding member activity prior to entering into a deal because we believe that proper expectations will increase acceptance of deals that are more profitable for us and will lead to a better relationship with a restaurant while it participates in our programs.

In connection with demonstrating the value of our programs to restaurants, we also expanded the ways in which we deliver the voice of the member to restaurants. We believe that restaurants value qualified customer feedback and that our relationship with members allows us to deliver valuable feedback to our restaurants.

During 2006, we expanded the number of members who can complete post-dine surveys and provide feedback to participating restaurants. We are developing other ways to link members to restaurants by asking members for feedback on restaurants. For example, in connection with our efforts to retain restaurants, we reach out to members who have dined at restaurants that have either left or are considering leaving our program so that we can provide feedback to these restaurants regarding members’ likelihood to dine at the restaurant after it leaves our program. Also, during 2006 we surveyed members about their dining habits and analyzed member behavior in an effort to improve our program for both members and merchants.

We believe that our focus during 2006 on rebuilding and investing in our people, processes and overall strategy has positioned us for profitable and sustainable growth.

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

In accordance with the provisions of SFAS No. 142, we prepared a discounted cash flow analysis which indicated that the book value of certain reporting units exceeded their estimated fair value and that goodwill had been impaired. Accordingly, we recognized a non-cash impairment loss of $1,554 during the three months ended March 31, 2005. As of December 31, 2006, we had unamortized goodwill of $8,117.

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

RESULTS OF OPERATIONS — COMPARISON OF 2006 AND 2005

As a means of better explaining our operations and results, the following table illustrates the relationship between revenue and expense categories for 2006 and 2005. These percentages have been rounded to the nearest tenth.

	Percentage of Sales
	2006	2005

Sales	100.0	100.0
Cost of sales	51.4	51.4
Provision for losses	1.6	7.8
Member benefits	14.8	14.9

Net revenue	32.2	25.9
Membership fees and other income	0.8	1.0

Total operating revenue	33.0	26.8

Salaries and benefits	9.4	6.5
Sales commission and expenses	7.1	7.3
Professional fees(1)	1.1	1.3
Member and merchant marketing expenses	2.0	2.1
Goodwill impairment	—	0.5
General and administrative expenses	7.9	6.9
Litigation and related expenses	15.2	1.2

Total operating expenses	42.7	25.8

Operating (loss) income	(9.7)	1.0
Other expense, net	(0.1)	(1.0)

(Loss) income before income tax (benefit) provision	(9.8)	0.0
Income tax (benefit) provision	(3.3)	0.3

Net loss	(6.5)	(0.2)

(1)	Excludes legal fees related to litigation and related expenses

Operating Revenues

The following table sets forth for the periods presented our sales, components of our costs of sales and certain other information for each of our two marketing programs. As discussed in Part I, Item 1, “Business”, in the fourth quarter of 2006 we changed our Marketing Credits Program so that we purchase future member receivables instead of dining credits. Reference to dining credits in this discussion refers to both dining credits purchased under our previous Marketing Credits Program structure and future member receivables under our current structure. We use the term “merchant” in this discussion to refer to restaurants, bars and clubs.

	2006			2005
	Marketing	Marketing		Marketing	Marketing
	Credits	Services		Credits	Services
	Program	Program	Total	Program	Program	Total

Merchant count as of December 31, 2006 and 2005, respectively	6,079	2,548	8,627	7,955	2,002	9,957
Number of qualified transactions	6,943	2,695	9,638	8,182	1,981	10,163
Average transaction amount	$47.57	$48.56	$47.85	$46.39	$53.04	$47.69
Qualified transaction amount	$330,269	$130,880	$461,149	$379,578	$105,065	$484,643
Sales yield	70.0%	16.8%	54.9%	70.2%	19.7%	59.2%
Sales	$231,046	$21,940	$252,986	$266,471	$20,674	$287,145
Cost of dining credits	$128,562	—	$128,562	$146,021	—	$146,021
Processing fee	1,076	427	1,503	1,225	339	1,564

Total cost of sales	$129,638	$427	$130,065	$147,246	$339	$147,585

Provision for dining credits losses	$4,139	—	$4,139	$22,522	—	$22,522
Member benefits	$20,411	$7,739	$28,150	$29,581	$7,407	$36,988
Bonus rewards	3,048	1,208	4,256	1,050	290	1,340
Partner Commissions	3,723	1,291	5,014	3,631	818	4,449

Total member benefits	$27,182	$10,238	$37,420	$34,262	$8,515	$42,777

Net revenue	$70,087	$11,275	$81,362	$62,441	$11,820	$74,261

In analyzing sales, we focus on three key metrics: merchant count, qualified transaction amount and sales yield. Merchant count is the number of merchants active in our program. Qualified transaction amount represents the total dollar value of all member dining transactions that qualify for a benefit, and therefore provide revenue to us. Sales yield represents the percentage of the qualified transaction amount that we retain as revenue.

With regard to merchant count, total merchants as of December 31, 2006 were 8,627 as compared with 9,957 as of December 31, 2005, a decrease of 13.4%. The decrease in total Merchant Count was driven by a 1,876, or 23.6%, decrease in Marketing Credits Program merchants to 6,079 merchants, offset by a 546, or 27.3%, increase in Marketing Services Program merchants to 2,548 merchants.

The decrease in the number of Marketing Credits Program merchants is due in part to the steps we have taken to remove undesirable and unprofitable merchants from our dining credits portfolio. The decrease is also due in part to merchants that we otherwise desire to retain in our program that either will not agree to terms of a new deal that reflect our revised dining credits purchasing policies or no longer desire to participate in our program. We continue to be focused more on the quality of the merchants in our portfolio and the profitability of our deals than on the total number of merchants in the program. Over time, we intend to grow the Marketing Credits Program merchant count by demonstrating the value of our services, including timely business intelligence reports, customer rating data and marketing to members through various media including Internet, email and print marketing. We also intend to retain desirable merchants by increasing, on a risk-adjusted basis, the amount of future member transactions that we purchase from them so that they remain in our program for a longer period of time.

We believe the increase in the number of Marketing Services Program merchants is due to our improved value proposition to merchants, including timely business intelligence reports, customer rating data and marketing to members. The Marketing Services Program, while generating lower gross revenues, provides higher net revenues as a percentage of sales and does not put capital at risk.

Qualified transaction amount at our participating merchants decreased $23,494, or 4.8%, to $461,149 for 2006 compared with 2005. The decrease in qualified transaction amount of 4.8% was less than the decrease of 13.4% in our merchant count during the same period. The percent decline in qualified transaction amount was less than the percent decline in merchant count because of an increase in available benefit opportunities for members. By increasing available benefit opportunities, we are able to award loyalty rewards to members for more of their transactions at participating merchants and increase the qualified transaction amount at participating merchants. We believe that merchants accept this increased availability in loyalty rewards because of our efforts to properly set their expectations regarding the amount of anticipated member activity when we enter into a deal with the merchant and because of the value of the marketing, business intelligence services and loyalty programs that we provide.

Total sales yield decreased to 54.9% for 2006 compared with 59.2% for 2005. The decrease in overall sales yield was a result of a shift in mix between higher yield Marketing Credits Program and lower yield Marketing Services Program merchant count as well as a decrease in sales yield for both programs. Sales yield for the Marketing Credits Program decreased from 70.2% for 2005 to 70.0% for 2006. Sales yield for the Marketing Services Program decreased from 19.7% for 2005 to 16.8% for 2006. The decrease in Marketing Services Program sales yield between periods is due to lower pricing introduced during 2004 and the first quarter of 2005. The lower pricing from 2004 and 2005 has a continued effect through 2006 and beyond because agreements for our Marketing Services Program renew annually on the same terms. Pricing changes take time to impact sales yield as evidenced by the decline in Marketing Services sales yield during 2006. We introduced higher prices in January of 2006 and started to see improvements in sales yield during the fourth quarter of 2006.

Sales for 2006 decreased 11.9% when compared with 2005 primarily due to a decrease in Marketing Credits Program sales and a shift in sales mix towards Marketing Services Program merchants. Marketing Credits Program sales for 2006 decreased $35,425, or 13.3%, when compared with 2005 despite the decrease of 23.6% in the total number of Marketing Credits Program merchants during the same period. The relatively smaller decline in sales as compared to the decline in merchant count is a result of a higher average qualified transaction amount and increased reward opportunities at these merchants. Marketing Services Program sales for 2006 increased $1,266, or 6.1%, when compared with the same period in the prior year. The impact on sales caused by the increase in merchant count for the Marketing Services Program was partially offset by the decrease in sales yield between periods.

Cost of sales, which is composed of the cost of dining credits and related processing fees, remained unchanged at 51.4% of sales for 2006 and 2005. Cost of sales as a percentage of sales increased during the first half of 2006, but was offset by the lower cost of sales of dining credits purchased under our revised purchasing policies during the third and fourth quarters of 2006.

The provision for dining credits losses decreased to 1.6% of total sales and 1.8% of Marketing Credits Program sales for 2006 compared with 7.8% of total sales and 8.5% of Marketing Credits Program sales for 2005. At the end of each reporting period we estimate the allowance for doubtful dining credits accounts and, if necessary, adjust the allowance for losses. The dining credits portfolio is aged based on sales for the preceding quarter and the allowance is determined primarily by applying estimated loss percentages to the aged portfolio. Allowances are also provided for specifically identified accounts and for dining credits balances that are large or slow moving. The provision for losses also reflects the negative impact of merchant accounts that are written off and is positively impacted by the recoveries of amounts that have been previously written off.

The provision for losses for 2006 was significantly lower than prior year because of lower gross write-offs, improved cash recoveries of past write-offs and a lower overall reserve requirement due to a decrease in the dining credits portfolio between periods. In addition, the provision for losses for the three months ended September 30, 2005 included $1,000 related to merchants impacted by Hurricane Katrina. Our revised dining credits purchasing policies have resulted in a decrease in the average amount of time it takes for members to use dining credits. The estimated months to consume the dining credits portfolio has decreased from approximately 12 months in the fourth quarter of 2005 to approximately 9 months in the fourth quarter of 2006. In addition, we continue to improve our due diligence and risk assessment procedures in order to reduce the potential risk that members will not be able to use all of the dining credits that we purchase from a merchant. These two factors have contributed to a decrease in the amount of dining credits that are written off as well as a lower reserve rate for the portfolio. The ending allowance for dining credits losses as of December 31, 2006 was 13.8% of the gross dining credits portfolio, as compared with 14.9% as of December 31, 2005, which reflects lower risk in the dining credits portfolio due to our revised dining credits purchasing policies and improved due diligence and risk assessment procedures. Included in the allowance for dining credits losses for 2006 was $550 recorded for the California litigation settlement, as discussed further in this section.

During the third quarter of 2006, we believe that both the dining credits portfolio and its expected usage period reached a low point as evidenced by a higher loss reserve compared to the net write-offs during the fourth quarter of 2006. In 2006, the loss provision was 1.6% of sales. In 2007, we intend to more effectively utilize our due diligence and risk assessment tools to increase the usage period for certain merchants based on a more balanced risk analysis and due diligence. Therefore, we believe that as the dining credits portfolio begins to grow, and the period for usage of dining credits lengthens slightly, the loss provision expense should more closely track net write-offs in the portfolio and should increase toward more historically typical loss provision levels of approximately 3% to 5% of sales. This increase in the loss provision expense could adversely affect our financial results when compared to the 2006 loss provision.

Member benefits, which include partner commissions and incentive bonus awards paid to members, decreased slightly to 14.8% of sales for 2006 compared with 14.9% of sales for the same period in the prior year. Effective July 1, 2005, a variable loyalty rewards program was rolled out to substantially all of our loyalty partner program members in which some of our members’ loyalty rewards are tied to their level of participation in our programs. The reduced loyalty rewards paid to less engaged members resulted in a lower overall effective rate of loyalty rewards earned by our total membership base during 2006 compared with 2005. This decrease was offset by two one-time, special promotions held for members of certain partner programs during 2006 in which they received additional bonus miles for certain qualified transactions.

The improvement in the provision for losses and member benefits has resulted in an increase in net revenues for 2006 to $81,362, or 32.2% of sales, from $74,261, or 25.9% of sales, for 2005.

Membership and other income decreased $655 or 23.5% for 2006 compared with 2005. The decrease can be primarily attributed to the decline in membership fee income and a focus on marketing a no-fee dining program to key program partners in which we enroll members at a reduced cost of solicitation and acquisition.

Operating Expenses

Salaries and benefits increased $5,240, or 28.1%, to $23,863 for 2006 from $18,623 for 2005 due primarily to an increase in stock compensation expense related to the adoption of SFAS No. 123R and an increase in management incentive compensation expense. In 2006, we achieved the financial performance targets and 100% of potential management incentive compensation was earned. In 2005, we did not achieve the financial performance targets required for the full payment of management incentive compensation and as a result only 25% of the potential management incentive compensation was paid. The SFAS No. 123R expense included restricted stock unit expense of $2,246 during 2006. Included in this amount was approximately $1,400 relating to vested restricted stock units of our Chief Executive Officer, Ronald L. Blake, which were granted upon Mr. Blake joining the Company.

Sales commissions and expenses decreased to 7.1% of sales for 2006 compared with 7.3% of sales for 2005 due to a decline in salary expense. Sales commissions and expenses decreased in dollar terms by $3,104 as a result of lower headcount and associated headcount costs, such as travel, training and commissions. In connection with the Company’s development of a value-based selling approach, significant training costs were incurred in 2005. During 2006, this training program was refined and is now run by internal resources, resulting in a decrease in training expense between periods.

Professional fees decreased $919, or 24.2%, to $2,878 for 2006 compared with 2005. The decrease was mainly due to a decrease in outside collection fees and general corporate legal expenses. In the past, legal expenses related to various litigation matters, including the California class action lawsuit, were reported in professional fees. Such expenses have been reclassified into litigation and related expenses on our statements of operations as described below.

Member and merchant marketing expenses decreased $900, or 15.3%, for 2006 compared with 2005 primarily due to a shift from print advertising to less costly electronic marketing.

During 2005, certain territories that we reacquired in 1998 and 1999 experienced a significant decline in sales related to unanticipated competition and the loss of key salespersons in these territories which contributed to an operating loss for the quarter. These financial results, coupled with several changes in senior sales management in the first quarter, gave rise to our need to evaluate the goodwill related to the reacquired franchises. As a result of this evaluation, we recognized a non-cash goodwill impairment loss of $1,554 during the three months ended March 31, 2005.

General and administrative expenses increased $241 in 2006 compared with 2005. The increase was due to an increase in consulting and temporary help for information technologies, human resources and recruiting and a tax accrual relating to a sales tax audit in the state of Hawaii, offset by lower severance expense. Throughout 2005 and 2006, significant changes were made in senior management, contributing to severance expense totaling $2,875 and $1,769 in 2005 and 2006, respectively.

During 2006 and 2005, we recorded $36,359 and $3,459, respectively in litigation and related expenses relating to the California class action lawsuit and the Source Inc. litigation as discussed in Part 1, Item 3, “Legal Proceedings” and Note 16 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. On December 21, 2006, we entered into an initial agreement with the representative plaintiffs to settle this litigation on behalf of a settlement class. The initial settlement agreement was formalized into a final settlement agreement and was submitted to the United States District Court for the Central District of California for preliminary approval on March 6, 2007. We recorded $35,059 and $3,064 during 2006 and 2005, respectively relating to the California class action suit. We included future associated legal and administrative expenses related to the completion of the Settlement of approximately $1,000 in the charge recorded during 2006. The balance of the accrual relating to this litigation as of December 31, 2006 was $28,450 and is expected to be paid through 2009.

On April 26, 2006, we settled a patent litigation complaint against Rewards Network Inc. by Source, Inc. We recorded $1,300 and $395 during 2006 and 2005, respectively relating to the Source Inc. suit. The balance of the accrual relating to this litigation as of December 31, 2006 was $200 and is expected to be paid through 2008.

Other Income and Expense

Interest and other income increased $2,189 to $2,691 for 2006 compared with 2005. The increase is due to our increased cash and short-term available for sale securities balances. Interest expense and financing costs related to our securitization facility, revolving credit facility and convertible subordinated debentures decreased $360, or 11.1%, for 2006 compared with 2005. In July 2005, we amended our revolving credit facility and as a result we amortized an additional $268 of deferred financing costs during 2005. There was no such additional charge during 2006.

Income tax (benefit) provision

Our effective tax rate for 2006 was 33.5% compared with 36.8% for 2005, due to an additional decrease of the weighted average effective state tax and true up of prior years taxes as a result of the new tax structure that was implemented in tax year 2005. The current tax benefit totaled $7,634.

Net loss

Net loss for 2006 was $15,155 compared with $621 for 2005. The increase in net loss was due to the litigation and related expenses of $36,359 and $3,459 recorded in 2006 and 2005, respectively, offset by a reduction in the provision for losses as a result of our more conservative dining credits purchasing policies and improved due diligence and risk assessment procedures. This improvement in the loss reserve was also a result of the improved profitability of the deals that we entered into with merchants.

Basic and diluted weighted average number of shares outstanding increased to 26,683 for 2006 compared with 26,133 for 2005 due to the exercise of stock options. There were 4,155 and 4,102 weighted average shares of common stock equivalents which were excluded for 2006 and 2005, respectively as their effect would have been anti-dilutive.

RESULTS OF OPERATIONS — COMPARISON OF 2005 AND 2004

As a means of better explaining our operations and results, the following table illustrates the relationship between revenue and expense categories for 2005 and 2004. These percentages have been rounded to the nearest tenth.

	Percentage of Sales
	2005	2004

Sales	100.0	100.0
Cost of sales	51.4	48.5
Provision for losses	7.8	5.7
Member benefits	14.9	20.1

Net revenue	25.9	25.8
Membership fees and other income	1.0	1.0

Total operating revenue	26.8	26.8

Salaries and benefits	6.5	5.3
Sales commission and expenses	7.3	5.9
Professional fees	1.3	1.2
Member and merchant marketing expenses	2.1	1.9
Goodwill impairment	0.5	0.0
General and administrative expenses	6.9	5.2
Litigation and related expenses	1.2	0.2

Total operating expenses	25.8	19.6

Operating (loss) income	1.0	7.2
Other expense, net	(1.0)	(1.8)

(Loss) income before income tax (benefit) provision	0.0	6.4
Income tax (benefit) provision	0.3	2.6

Net loss	(0.2)	3.8

Operating Revenues

The following table sets forth for the periods presented our sales, components of our costs of sales and certain other information for each of our two marketing programs.

	2005			2004
	Marketing	Marketing		Marketing	Marketing
	Credits	Services		Credits	Services
	Program	Program	Total	Program	Program	Total

Number of qualified transactions	8,182	1,981	10,163	8,966	2,115	11,081
Average transaction amount	$46.39	$53.04	$47.69	$47.71	$54.20	$48.95
Qualified transaction amounts	$379,578	$105,065	$484,643	$427,782	$114,636	$542,418
Sales yield	70.2%	19.7%	59.2%	74.9%	24.0%	64.2%
Sales	$266,471	$20,674	$287,145	$320,589	$27,489	$348,078
Cost of dining credits	$146,021	$—	$146,021	$167,667	—	167,667
Processing fee	1,225	339	1,564	986	85	1,071

Total cost of sales	$147,246	$339	$147,585	$168,653	$85	$168,738

Provision for dining credits losses	$22,522	$—	$22,522	$19,711	$—	$19,711
Member benefits	$29,581	$7,407	$36,988	$51,842	$12,165	$64,007
Bonus rewards	1,050	290	1,340	855	229	1,084
Partner Commissions	3,631	818	4,449	4,077	750	4,827

Total member benefits	$34,262	$8,515	$42,777	$56,774	$13,144	$69,918

Net revenue	$62,441	$11,820	$74,261	$75,451	$14,260	$89,711

As more fully discussed below, sales for 2005 decreased 17.5% when compared to the prior year primarily due to a decrease in the number of restaurants in our Marketing Credits Program, a decrease in the number and amount of qualified transactions and a decrease in the sales yield recognized from qualified transactions. While sales metrics for 2005 were, in general, lower as compared to 2004, a number of changes in policy, procedure and selling approach were introduced during the second half of 2005 to address the decrease in overall sales metrics. We introduced several initiatives aimed at improving the profitability of sales, including the revision of the sales compensation plan to be driven by restaurant deal profitability and the development of a consultative, value-based selling approach for our sales force to use. These changes were designed to lead to an increase in overall merchant count, an increase in qualified transaction amount, an increase in overall sales yield for our products, a decrease in cost of sales and a lower provision for losses.

Total merchants as of December 31, 2005 were 9,957 as compared to 10,502 as of December 31, 2004, a 5.2% decrease. The decrease in total merchant count was driven by a 1,113, or 12.3%, decrease in Marketing Credits Program merchants which was partially offset by a 568, or 39.6%, increase in Marketing Services Program merchants. The decrease in merchant count was attributed to our focus on entering in deals with increased profitability, as well as a decrease in sales force efficiency due to a less experienced sales force and the rollout of a new value-based selling approach during the third and fourth quarters of 2005.

Qualified transaction amounts at our participating merchants decreased $57,775 or 10.7% to $484,643 for 2005 as compared to $542,418 for 2004. The number of qualified transactions decreased 8.3% to approximately 10,163 for 2005 as compared with 11,081 for 2004 and the average qualified transaction amount decreased 2.6% to $47.69 for 2005 from $48.95 for 2004.

The decrease in the number of qualified transactions was a result of fewer participating restaurants in the programs as well as our efforts to improve the management of members’ share of an individual restaurant’s business. We managed our members’ share of an individual restaurant’s business, when appropriate, by qualifying transactions at that restaurant only on certain days of the week and/or only for certain member groups and/or by limiting the number of qualified transactions a member may have in a specific period. This contributed to an 8.7%

decrease in the number of active member accounts to 3,427 at December 31, 2005 as compared with 3,753 at December 31, 2004.

We believed that the lower average qualified transaction amount for 2005 compared with 2004 was due to a number of factors, including, but not limited to, (i) decreased sales in some large primary markets where the average transaction amounts tend to be higher, (ii) increased weekday revenues in which transaction amounts tend to be slightly lower, (iii) increased transactions among member groups with lower average dining transaction amounts and (iv) decreased transactions among member groups with higher average dining transaction amounts.

Sales yield decreased to 59.2% for 2005 compared with 64.2% for 2004. The decrease in sales yield for the year was a result of the sale of Marketing Credits and Marketing Services products with lower sales yields during 2004 and 2005. The rollout of the value-based selling approach in mid-2005 was intended to assist the sales force in securing new deals with higher sales yields going forward.

Cost of sales increased to 51.4% of sales for 2005 compared to 48.5% of sales for 2004. Many of the new products sold in the first half of 2005 had a lower sales yield and more favorable pricing of Dining Credits for our restaurants, resulting in a higher cost of sales for 2005 compared with 2004. The new value-based selling approach implemented in mid-2005 was intended to assist the sales force in securing new deals with a lower cost of sales going forward. Also contributing to the increase in the cost of sales percentage was the decrease in sales under our Marketing Services Program to 7.2% of total sales for 2005 compared to 7.9% of total sales for 2004. There effectively is no direct cost of sales associated with sales under our Marketing Services Program and, therefore, the relative decrease in these sales as a percentage of total sales resulted in a higher total cost of sales percentage.

The provision for Dining Credits losses increased to 7.8% of total sales and 8.5% of Marketing Credits Program sales for 2005 compared to 5.7% of sales and 6.1% of Marketing Credits Program sales for 2004. At the end of each reporting period, we estimate the allowance for doubtful Dining Credits accounts and, if necessary, adjust the provision for losses. The Dining Credits portfolio is aged based on sales for the preceding quarter and the allowance is determined primarily by applying estimated loss percentages to the aged portfolio. Allowances are also provided for specifically identified accounts and for Dining Credits balances that are large or slow moving. The provision for losses for 2005 increased due to an increase in write-offs. The new deals entered into in 2004 and early 2005 generally allowed restaurants a larger dining credits purchase opportunity, which extended the period of time it took members to use the dining credits. This increased credit risk in the dining credits portfolio. Also contributing to the higher level of expense for 2005 was an allowance of 100% of our $762 exposure for restaurants in the areas affected by Hurricane Katrina.

During the second half of 2005, we implemented more conservative dining credits purchasing policies in an attempt to decrease the amount of time it takes members to use the dining credits we purchase. In addition, we augmented our due diligence process and began developing and implementing new credit evaluation tools in an effort to better assess the financial risk of the proposed deals and the credit profile of our restaurants. We revised and strengthened our approval processes and standards in an effort to further improve the profitability and reduce the potential risk of the deals that we enter into with our restaurants. We believe we reduced our exposure to financial risk in our merchant portfolio, which over time reduced our provision for losses.

Member benefits, which include partner commissions and incentive bonus rewards paid to members, decreased to 14.9% of sales for 2005 compared to 20.1% of sales for 2004. There were two primary reasons for the decrease in the rate of benefits during 2005: (i) in some cases, as part of the changes in restaurant deal economics, we reduced member benefit levels, and (ii) in the second quarter of 2004, we introduced a program of variable benefits in which some of our members’ benefits are tied to their level of participation in our programs. Effective July 1, 2005, the variable benefits program was rolled out to substantially all of our loyalty partner program members. The reduced member benefit levels and the reduced rate of benefits paid to less engaged members resulted in a lower overall effective rate of benefits earned by our total membership base in 2005 compared with 2004.

Membership and other income decreased $746 or 21.1% for 2005 compared with 2004. The decrease was primarily attributed to the decline in membership fee income and a focus on marketing a no-fee dining program to key program partners where we enroll accounts at a reduced cost of acquisition and solicitation.

Operating Expenses

Salaries and benefits increased $301 or 1.6% to $18,623 for 2005 from $18,322 for 2004 due primarily to information technology personnel who were previously outsourced and who became employees in January 2005 and were included in salaries and benefits instead of operating expenses. In addition, annual merit increases and higher employee benefit costs increased operating expenses. However, the annual merit increases and higher employee benefit costs were substantially offset by a reduction of $727 in management incentive compensation. The lower management incentive compensation was due to the Company’s below expected performance in 2005.

Sales commissions and expenses increased to 7.3% of sales for 2005 compared to 5.9% of sales for 2004. In June 2005, we made changes to our sales compensation plan that provided minimum incentive payments compensating our sales force based on the profitability of each restaurant deal. Minimum incentive payments began July 2005 and continued through November 2005 and totaled approximately $1,270. The expected reduction in sales commissions from a 17.5% decrease in sales for 2005 compared to 2004 was more than offset by the increase in base salaries and the minimum incentive payments to our sales force. In addition, sales training and related travel expenses were $1,566 for 2005, compared with $595 for 2004. During the second quarter of 2005, the Company hired an outside consulting firm to assist with the training of the sales force. We believed that the investment made in the training of our sales force would result in increased sales productivity, higher deal profitability and improved restaurant retention.

Professional fees decreased $513 or 11.9% to $3,797 for 2005 compared with 2004 mainly due to a decrease in accounting professional fees associated with the requirements under Sarbanes-Oxley for the audit of internal control over financial reporting in 2005 compared to 2004.

Member and merchant marketing expenses decreased $575 or 8.9% for 2005 compared with 2004 primarily due to the elimination of our newsletter mailings and concentration on electronic marketing such as emails. In addition, we eliminated our hotel and retail marketing efforts to focus on our dining business.

As previously discussed in this section, we recognized a non-cash goodwill impairment loss of $1,554 during the first quarter of 2005.

General and administrative expenses increased $1,767 or 9.8% for 2005 compared with 2004. The increase was primarily the result of (i) increases in severance from $2,787 to $2,875 primarily due to the termination of some senior executives, including the Chief Executive Officer, during 2005; (ii) increases in rent and other office expenses by $336 or 13.0% to $2,930; and (iii) an increase in depreciation and amortization by $234 or 5.6% to $4,391 due to the design of a data warehouse as well as the purchase and/or design of software primarily relating to the website maintenance and revision. These increases were partially offset by decreases in (i) programming and systems by $717 or 25.2% to $2,123 due primarily to previously outsourced information technology personnel costs that were added to salaries and wages; and (ii) other expenses by $878 or 12.2% to $6,330 primarily due to an impairment of $500 on an investment in a development stage entity during 2004 and a reduction in financial advisory fees.

As previously discussed in this section, we recorded $3,459 and $693, respectively in litigation and related expenses relating to the California class action lawsuit and the Source Inc. litigation

Other Income and Expense

Interest and other income increased $154 or 44.3% to $502 for 2005 compared with 2004. The increase was primarily due to our increased cash balance towards the end of 2005 resulting from the decline in the Dining Credits balance as well as improved interest rates earned on these investments.

Interest expense and financing costs related to our securitization facility, revolving credit facility and convertible subordinated debentures increased $103 or 3.3% for 2005 compared to 2004. On November 3, 2004, we entered into a $50,000 unsecured revolving credit facility with Bank of America, N.A. and LaSalle Bank, N.A. In July 2005, the facility was amended to, among other things, reduce the facility limit to $25,000 and modify the maturity date to June 30, 2006. Emerging Issues Task Force (“EITF”) No. 98-14 states that if the borrowing capacity of the new arrangement is less than the borrowing capacity of the old arrangement, then any fees paid to the creditor and any third-party costs incurred should be associated with the new arrangement (that is, deferred and amortized over the term of the new arrangement). In addition, any unamortized deferred costs relating to the old arrangement at the time of the change should be written off in proportion to the decrease in borrowing capacity of the old arrangement. The remaining unamortized deferred costs relating to the old arrangement should be deferred and amortized over the term of the new arrangement. As a result of the amendment, the Company amortized an additional $268 of deferred financing costs relating to the old arrangement during 2005. Also, financing costs associated with our securitization facility were fully amortized in May 2004 thereby partially offsetting the increase in 2005 expense.

Income tax (benefit) provision

Our effective tax rate for 2005 was 36.8% compared with 40.6% for 2004 due to the decrease in the applicable federal rate and the weighted average effective state tax rate resulting from a shift in the apportionment factors among the states in which we conduct business. The 2005 tax provision, which totaled $741 as compared to taxable book income of $120 was driven by (i) several unfavorable book versus tax differences, including severance expense, goodwill impairment and depreciation, that caused taxable income to be higher than book income and (ii) state tax planning strategy that, while effective in reducing our effective state tax rate, caused a one-time expense charge for the write-down of a deferred tax asset relating to dining credits allowances.

Net (loss) income

Net loss for 2005 was $621 compared with net income of $13,217 for 2004. This change was primarily due to the decline in sales, increase in the cost of Dining Credits, higher provision for losses, severance costs, a goodwill impairment charge, increased salaries and benefits, sales commissions, professional fees and higher rent and office expenses.

Our weighted average shares and our basic and diluted weighted average shares outstanding were 26,133 for 2005. Weighted average shares for 2004 were 24,837 shares and our diluted weighted average shares were 29,731 shares. We adopted EITF 04-08 as of September 31, 2004. We have $70,000 of 3.25% debentures that are convertible into approximately 3,913 shares of common stock if certain conditions are met. Applying the if-converted method, as required by EITF 04-08, net income for the diluted earnings per share calculation is adjusted for interest expense associated with the convertible debt instrument and diluted weighted average shares outstanding are increased for shares issuable upon conversion. We excluded 4,102 weighted average shares of common stock equivalents from our 2005 calculation of diluted weighted average shares outstanding as their effect would have been anti-dilutive. Prior period diluted shares outstanding and diluted earnings per share amounts have been revised to present comparable information.

LIQUIDITY AND CAPITAL RESOURCES

General

Cash, cash equivalents and short-term investments were $84,996 as of December 31, 2006, an increase of $53,411 from December 31, 2005. During 2006, we generated $56,886 in cash from operating activities. The cash generated during 2006 was mainly due to a decrease in the dining credits portfolio and net income before litigation and related expenses. The decrease in the dining credits portfolio was due to more conservative dining credits purchase policies aimed at improving members’ ability to use the dining credits that we purchase and the decline in our Marketing Credits Program merchant count.

Net cash used in investing activities for 2006 totaled $37,143 and was primarily the result of $63,050 in purchases of available for sale securities, offset by $30,550 in sales of available for sale securities. We also invested $4,643 in capital expenditures mainly as a result of leasehold improvements for our office space, the design and implementation of a data warehouse to support internal and customer business intelligence, technology investments supporting the automation of internal processes, continued development of our websites and general information technology investments.

Net cash provided by financing activities was $1,133 for 2006 from the exercise of stock options and the tax benefit realized during the exercise.

We believe that our cash and cash equivalents, short-term available for sale securities and anticipated cash flows are sufficient to meet our current cash requirements, subject to the preliminary or final approval of the litigation settlement discussed in Part I, Item 3 “Legal Proceedings” of this Annual Report on Form 10-K.

Contractual Obligations and Commitments

We lease facilities and equipment under long-term operating leases. These contractual obligations entered into in the ordinary course of business are not required to be reflected in our consolidated balance sheets, but may impact our liquidity. The following table sets forth our future minimum lease payments under non-cancelable operating leases, long-term debt and other contractual obligations and commitments at December 31, 2006:

	Payments by Due Periods
Contractual Obligations and Commitments	Total	2007	2008	2009 and After
	(In thousands)

Convertible subordinated debentures (including interest)	$74,550	2,275	72,275	—
Vendor contracts	20,690	12,420	8,270	—
California class action litigation settlement and related expenses	30,450	14,725	7,609	8,116
Patent litigation settlement	200	100	100	—
Operating leases	4,356	1,456	1,088	1,812

Total	$130,246	$30,976	$89,342	$9,928

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

On June 30, 2006, we entered into an Amendment No. 2 to the Credit Agreement with the Lenders. The Amendment No. 2 extends the maturity date of the Credit Agreement to June 29, 2007. The Credit Agreement requires that borrowings under the Credit Agreement be secured by the assets of the Company, and the Amendment No. 2 provides that the Company will deliver documents providing for this security prior to the time the Company makes a borrowing under the Credit Agreement instead of promptly after a borrowing. The Amendment No. 2 also (i) revises the definition of “Consolidated EBITDA”, which is earnings before interest, taxes, depreciation, amortization, and other items as set forth in such definition, to exclude expenses related to certain litigation matters, subject to agreed upon terms and conditions, (ii) eliminates the financial covenant requiring the Company to maintain a minimum net worth, (iii) permits the Company to make certain payments that are otherwise restricted, such as dividends or the purchase of the Company’s common stock, provided that the Company maintains a minimum ratio of net indebtedness to Consolidated EBITDA and there is no resulting default, (iv) permits the Company to make acquisitions, subject to certain conditions, and (v) increases the amount of the Company’s subordinated notes that the Company may redeem, provided there is no resulting default, from $10,000 to $70,000.

At December 31, 2006, we were in compliance with the covenants. The credit facility contains customary representations, warranties and covenants and includes customary events of default, including a change of control provision. We do not currently have any borrowings outstanding under the Credit Agreement.

Convertible Subordinated Debentures

On October 15, 2003, we completed a private placement of $70,000 principal amount of our 3.25% Convertible Subordinated Debentures with a final maturity date of October 15, 2023. The debentures bear interest at 3.25% per annum, payable on April 15 and October 15 of each year. There were no interest payments outstanding at December 31, 2006. The net proceeds from the offering were $67,500 and the issuance costs of $2,500 are being amortized over five years. Holders of the debentures may require us to repurchase for cash all or part of their debentures on October 15, 2008, October 15, 2013 and October 15, 2018 or upon a change of control at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. We may redeem the debentures, in whole or in part, at any time after October 15, 2008 at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. At the election of a holder, the debentures are convertible prior to the maturity date into shares of our common stock at an initial conversion price of $17.89 per share, subject to adjustment for certain events, upon the occurrence of any of the following: (i) the closing price of our common stock on the trading day prior to the conversion date was 110% or more of the conversion price of the debentures on such trading day; (ii) we have called the debentures for redemption; (iii) the average of the trading prices of the debentures for any five consecutive trading day period was less than the average conversion value for the debentures during that period, subject to certain limitations; or (iv) we make certain distributions to holders of our common stock or enter into specified corporate transactions. If a holder elects to convert its debentures, the Company may elect to pay cash to such holder in lieu of issuing shares of common stock.

Dining Credits

Dining credits funded (Gross dining credits less Accounts Payable — dining credits) was $88,576 at December 31, 2006, a decrease of $53,642 from December 31, 2005. We began to decrease the amount of dining credits purchased from each merchant in the second half of 2005. This decrease is due to more conservative dining credits purchase policies designed to increase profitability and decrease the risk that members will not be able to use all of the dining credits that we purchase from a merchant. We believe that the purchase of dining credits can be funded generally from cash generated from operations and, if needed, from funds made available through the revolving credit facility, subject to the preliminary or final approval of litigation settlement that is disclosed in Part I, Item 3 “Legal Proceedings” of this Annual Report on Form 10-K.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of December 31, 2006 or 2005.

Litigation

We have entered into an initial settlement agreement to settle a class action lawsuit in California as discussed in Part I, Item 3 “Legal Proceedings”. The terms of the settlement and the impact on us is discussed in that section. If preliminary or final approval of the settlement is not obtained or if the settlement is terminated for other reasons, then the litigation would continue. An adverse outcome in any such litigation could have a material adverse effect on our business, results of operations, financial position or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk (in thousands)

Our exposure to market risk for changes in interest rates is limited to the exposure related to our revolving credit facility and available for sale securities, each of which is tied to market rates. Our revolving credit facility is tied to the Eurodollar rate, which is basically LIBOR, plus an applicable rate. The Eurodollar rate is subject to interest rate risk. However, as of December 31, 2006, the amount outstanding under this revolving credit facility was zero.

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

Cash equivalents consist of overnight investments and money market funds with maturities of less than three months. Available for sale securities consist of auction rate securities that have a re-pricing date of less than one year. All of our investments are with reputable financial institutions and are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets.

Item 8.	Financial Statements

INDEX TO FINANCIAL STATEMENTS

Consolidated financial statements applicable to Rewards Network Inc. and subsidiaries are contained on the page(s) indicated.

Selected quarterly financial data under the caption “Note 17 Selected Quarterly Financial Data (unaudited)” are also filed as part of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rewards Network Inc.:

We have audited the accompanying consolidated balance sheets of Rewards Network Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for each of the years in the three-year period ended December 31, 2006 as listed in item 15(a)(2) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005; and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” and Securities and Exchange Commission Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

March 16, 2007
Miami, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rewards Network Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A that Rewards Network Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), cash flows for each of the years in the three-year period ended December 31, 2006, and the related financial statement schedule and our report dated March 16, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

March 16, 2007
Miami, Florida
Certified Public Accountants

REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005
	(In thousands,
	except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$52,496	$31,585
Short-term available for sale securities	32,500	—
Accounts receivable, net of allowance for doubtful accounts of $2,078 and $2,498, respectively	6,793	7,240
Dining Credits, net of allowance for doubtful accounts of $12,210 and $21,192, respectively	76,366	121,026
Deferred income taxes	10,409	7,322
Prepaid expenses	2,449	2,532
Income taxes receivable	1,433	2,666

Total current assets	182,446	172,371
Property and equipment, net of accumulated depreciation and amortization of $20,380 and $17,137, respectively	8,712	8,565
Other assets	1,124	1,834
Goodwill	8,117	8,117
Deferred income taxes	6,180	—

Total assets	$206,579	$190,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable — dining credits	$6,801	$8,434
Accounts payable — member benefits	5,766	6,399
Accounts payable — trade	1,953	3,800
Accrued compensation	3,599	1,783
Other current liabilities	3,738	3,693
Deferred membership fee income	982	1,226
Litigation and related accruals, current	13,650	—

Total current liabilities	36,489	25,335
Convertible subordinated debentures	70,000	70,000
Deferred income taxes	—	1,006
Litigation and related accruals, net of current portion	15,000	—
Other long-term liabilities	353	358

Total liabilities	121,842	96,699

Stockholders’ equity:
Common stock, par value $0.02 per share; authorized 70,000 shares; issued 26,875 and 26,625 shares, respectively; and outstanding 26,593 and 26,343 shares, respectively	538	533
Additional paid-in capital	66,138	61,725
Cumulative other comprehensive income:
Foreign currency translation, net of tax	391	359
Retained earnings	19,880	33,781
Treasury stock, at cost (282 shares of common stock)	(2,210)	(2,210)

Total stockholders’ equity	84,737	94,188

Total liabilities and stockholders’ equity	$206,579	$190,887

See accompanying notes to consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except earnings per share)

Operating revenues:
Sales	$252,986	$287,145	$348,078

Cost of sales	130,065	147,585	168,738
Provision for losses	4,139	22,522	19,711
Member benefits	37,420	42,777	69,918

Total direct expenses	171,624	212,884	258,367

Net revenue	81,362	74,261	89,711
Membership fees and other income	2,135	2,790	3,536

Total operating revenues	83,497	77,051	93,247

Operating expenses:
Salaries and benefits	23,863	18,623	18,322
Sales commissions and expenses	17,953	21,057	20,374
Professional fees(1)	2,878	3,797	4,310
Member and merchant marketing	4,998	5,898	6,473
Goodwill impairment	—	1,554	—
General and administrative	20,031	19,790	18,023
Litigation and related expenses	36,359	3,459	693

Total operating expenses	106,082	74,178	68,195

Operating (loss) income	(22,585)	2,873	25,052
Other income (expense):
Interest and other income	2,691	502	348
Interest expense and financing costs	(2,895)	(3,255)	(3,152)

(Loss) income before income tax (benefit) provision	(22,789)	120	22,248
Income tax (benefit) provision	(7,634)	741	9,031

Net (loss) income	$(15,155)	$(621)	$13,217

Net (loss) income available for common stockholders	$(15,155)	$(621)	$14,865

(Loss) earnings per share of common stock:
Basic	$(0.57)	$(0.02)	$0.53

Diluted	$(0.57)	$(0.02)	$0.50

Weighted average number of common and common equivalent shares outstanding:
Basic	26,683	26,133	24,837

Diluted	26,683	26,133	29,731

(1)	Excludes legal fees related to litigation and related expenses

See accompanying notes to consolidated financial statements

REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidate Statements of Stockholders’ Equity and Comprehensive Income (Loss)

	Preferred Stock		Common Stock		Treasury Stock			Cumulative
	Number		Number		Number		Additional	Other
	of		of		of		Paid-in	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Total
	(In thousands)

Balance, December 31, 2003	—	—	24,473	$489	282	$(2,210)	$54,172	$11	$21,185	$73,647
Net income	—	—	—	—	—	—	—	—	13,217	13,217
Change in market value of available for sales securities	—	—	—	—	—	—	—	(65)	—	(65)
Foreign exchange translation adjustment								259	—	259

Comprehensive income										$13,411
Stock options and warrants exercised	—	—	1,568	32	—	—	4,524	—	—	4,556
Income tax benefit arising from employee stock option plans	—	—	—	—	—	—	754	—	—	754

Balance, December 31, 2004	—	—	26,041	521	282	(2,210)	59,450	205	34,402	92,368
Net loss	—	—	—	—	—	—	—	—	(621)	(621)
Change in market value of available for sales securities	—	—	—	—	—	—	—	54	—	54
Foreign exchange translation adjustments	—	—	—	—				100	—	100

Comprehensive loss										$(467)
Issuance of stock awards and exercise of stock options	—	—	584	12	—	—	1,870	—	—	1,882
Income tax benefit arising from employee stock option plans	—	—	—	—	—	—	405	—	—	405

Balance, December 31, 2005	—	—	26,625	533	282	(2,210)	61,725	359	33,781	94,188
Cumulative effect of adjustments resulting from the adoption of SAB No. 108, net of income taxes of $270	—	—	—	—	—	—	—	—	1,254	1,254

Adjusted balance at December 31, 2005	—	—	26,625	533	282	(2,210)	61,725	359	35,035	95,442
Net loss	—	—	—	—	—	—	—	—	(15,155)	(15,155)
Foreign exchange translation adjustments	—	—	—	—	—	—	—	32	—	32

Comprehensive loss										$(15,123)
Issuance of stock awards and exercise of stock options	—	—	250	5	—	—	1,160	—	—	1,165
Income tax benefit arising from employee stock option plans	—	—	—	—	—	—	240	—	—	240
Stock-based compensation	—	—	—	—	—	—	3,013	—	—	3,013

Balance, December 31, 2006	—	—	26,875	$538	282	$(2,210)	$66,138	$391	$19,880	$84,737

See accompanying notes to consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(15,155)	$(621)	$13,217
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,357	4,212	4,157
Loss on disposal of asset	172	179	—
Amortization of deferred financing cost	621	966	711
Goodwill impairment	—	1,554	—
Provision for losses on dining credits	4,139	22,522	19,711
Tax benefit from the exercise of stock options	—	405	754
Stock-based compensation	3,268	443	—
Deferred income taxes	(10,543)	420	(965)
Changes in assets and liabilities:
Accounts receivable	(87)	88	(1,374)
Dining Credits including accounts payable — dining credits	38,904	(3,883)	(46,591)
Prepaid expenses	(42)	(943)	754
Income taxes receivable	1,233	(1,472)	231
Other assets	212	(802)	511
Accounts payable — trade	(1,847)	1,306	(1,199)
Accounts payable — member benefits	1,407	(6,792)	426
Accrued compensation	1,816	(857)	(2,107)
Other liabilities	25	715	179
Deferred membership fee income	(244)	(390)	(485)
Litigation and related accruals	28,650	—	—

Net cash provided by (used in) operating activities	56,886	17,050	(12,070)

Cash flows from investing activities:
Additions to property and equipment	(4,643)	(2,503)	(5,298)
Purchases of available for sale securities	(63,050)	—	(20,736)
Sales and maturities of available for sale securities	30,550	6,772	32,308

Net cash (used in) provided by investing activities	(37,143)	4,269	6,274

Cash flows from financing activities:
Tax benefit from the exercise of stock options	240	—	—
Proceeds from the exercise of warrants and stock options	893	1,439	4,556

Net cash provided by financing activities	1,133	1,439	4,556

Effect of exchange rate on cash	35	99	259

Net increase (decrease) in cash	$20,911	$22,857	$(981)
Cash and cash equivalents:
Beginning of the period	31,585	8,728	9,709

End of the period	$52,496	$31,585	$8,728

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest	$2,275	$2,287	$2,479

Income taxes	$2,984	$1,411	$9,024

See accompanying notes to consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)

Note 1 — Description of Business

Rewards Network Inc. (the “Company”) is a leading provider of marketing services, business intelligence, loyalty programs and access to capital to the restaurant industry. Thousands of restaurants across North America benefit from the Company’s services. The Company links its participating restaurants to members of its loyalty programs by marketing participating restaurants to members and providing members with incentives to dine at participating restaurants. The Company attracts members to its loyalty programs through its website, www.rewardsnetwork.com, and relationships with leading airline frequent flyer programs, clubs and other affinity organizations.

The Company markets participating restaurants to members through the Internet, email, and print marketing. The Company offers business intelligence to participating restaurants by providing aggregate data regarding members’ activity, including member feedback through surveys. The Company also offers loyalty programs by providing loyalty rewards to members when they dine at a participating restaurant. The Company provides access to capital by purchasing a portion of future member transactions from participating restaurants in bulk and in advance. Bars and clubs also participate in the Company’s programs, and for purposes of describing its business, are included when they use the term “restaurants.”

The Company is paid for its services and, if applicable, receives the portion of a member’s transaction that they have purchased only if a member dines at a participating restaurant when loyalty rewards are available and pays using a payment card that the member has registered with the Company. The Company’s revenue is equal to a percentage of the member’s total dining transaction amount. These revenues are applied to recover the Company’s costs where they have purchased a portion of future member transactions; provide loyalty rewards to members; cover its selling, marketing, general and administrative expenses; and generate operating income that provides a return for its stockholders.

The Company primarily offers two programs to restaurants — Marketing Services Program and Marketing Credits Program. The Marketing Services Program provides restaurants with marketing, business intelligence and loyalty programs. In addition to these services, the Marketing Credits Program provides access to capital through the purchase of a portion of future member transactions.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Note 2 — Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents of $52,496 and $31,585 at December 31, 2006 and 2005, respectively, includes overnight repurchase agreements and money market funds with an initial term of less than three months. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Available for Sale Securities

The Company’s investments, all of which are classified as available for sale, are comprised of municipal, tax-free auction rate securities. At December 31, 2006, the Company had $32,500 in available-for-sale securities and these securities have a re-pricing date of less than one year.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Accounts Receivable

Accounts receivable are composed primarily of unprocessed and uncollected merchant billings and do not bear interest. The Company typically uses Automated Clearing House (“ACH”) debits to collect these billings from its participating merchants’ bank accounts. ACH debits are processed daily or weekly by the Company and sent electronically to the merchants’ bank accounts. The accounts receivable is made up of both the timing of the ACH transaction and uncollected amounts. Some of these ACH debits may not be collected for various reasons, including insufficient funds. The Company provides an allowance for losses on Accounts Receivable based on a percentage of the amount of uncollected ACH debits outstanding. The Company does not have any off-balance-sheet credit exposure related to its customers.

Dining Credits

Dining credits are composed primarily of credits for food, beverage, goods and services acquired from restaurants on a wholesale basis, typically for cash. The dining credits acquired represent the Company’s right to receive future receivables generated by members when they dine at those restaurants. Dining credits are recorded at the wholesale cost and stated at the gross amount of the commitment to the restaurant, net of an allowance for doubtful accounts. Accounts payable-dining credits represent the unfunded portion of the total commitments. For the year ending December 31, 2006, the period of time it takes for members to use outstanding dining credits was approximately 8.3 months. The Company provides allowances for dining credits losses based on their estimate of losses that would result from the inability of participating merchants to remain in business or their merchant’s unwillingness to honor their obligations relating to dining credits. The Company reviews members’ ability to use dining credits on a regular basis and provides for anticipated losses on dining credits. Losses are reduced by recoveries of dining credits previously written off. Account balances are charged off against the allowance after the Company believes that their merchants are unwilling or unable to honor their obligations relating to dining credits. Subsequent to the account being written-off, the Company continues to pursue recovery efforts. The Company does not have any off-balance sheet credit exposure related to its participating merchants.

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

Software Development Costs

The Company has developed and/or purchased certain software applications and hardware that support its rewards administration platform. The Company has capitalized software and website development costs totaling $2,387, $831, and $2,178 during 2006, 2005 and 2004, respectively. The amortization of these costs is calculated on a straight-line basis over a three-year life. During 2006, 2005 and 2004, the amortization of these capitalized costs totaled $1,268, $1,292, and $984 respectively. The Company had $2,399 and $1,874, respectively, of unamortized computer software costs at December 31, 2006 and 2005, respectively. All other software development and expansion expenditures are charged to expense in the period incurred.

Goodwill

Goodwill has resulted primarily from the acquisition of previously franchised territories. These transactions primarily consisted of reacquiring franchise rights from franchisees and were accounted for using the purchase method of accounting. The primary intangible asset to which the Company generally allocated value in these transactions was the reacquired franchise rights. The Company has determined that the reacquired franchise rights do not meet the criteria to be recognized as an asset apart from goodwill.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Goodwill and intangible assets acquired in a business combination are determined to have an indefinite useful life and are not amortized, but instead tested for impairment at least annually. On at least an annual basis, the Company evaluates whether events and changes in circumstances warrant the recognition of an impairment loss of unamortized goodwill. The Company assesses the impact of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” using a two-step approach to assess goodwill based on applicable reporting units and any intangible assets, including goodwill, recorded in connection with their previous acquisitions. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant, sustained negative trend in their operating results or cash flows, a decrease in demand for their programs, a change in the competitive environment and other industry and economic factors. Recoverability of an asset is measured by comparison of its carrying amount to the expected future cash flows. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results that are used in the preparation of projected cash flows, and, if different conditions prevail or judgments are made, a material write-down of goodwill could occur. The Company completed its annual goodwill impairment test during the fourth quarter of 2006 and determined that the carrying value amount of the goodwill was not impaired.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Other Comprehensive Income

Other comprehensive income presents a measure of all changes in stockholders’ equity except for changes in stockholders’ equity resulting from transactions with stockholders in their capacity as stockholders. The Company’s other comprehensive income consists of gains on foreign exchange from the Company’s business in Canada. The Company started transacting business in Canada in July 2004. Assets and liabilities of the Company’s Canadian operations are translated into United States dollars using year end exchange rates and revenues and expenses are translated at the weighted average exchange rates for the year.

Revenue Recognition

The Company recognizes revenue when members patronize its participating merchants and pay using a payment card they have registered with the Company. Revenue is recognized only if the member’s transaction qualifies for a benefit in accordance with the rules of the member’s particular program. The amount of revenue recognized is that portion of the member’s total transaction amount that the Company is entitled to receive in cash, in accordance with the terms of its agreement with the participating merchant. For example, if a member’s total qualified transaction amount is $100 at a participating merchant, as evidenced by the full amount of the payment card transaction, and our contract provides for the Company to receive 80%, the amount of revenue the Company recognizes is $80, representing what it will actually realize in cash. Similarly, under the typical Marketing Services Program contract, the Company recognizes revenue only to the extent that it is contractually entitled to receive cash for a portion of the member’s total qualified transaction amount. The same $100 transaction referred to above at a Marketing Services Program merchant may yield $17 in revenue to be recognized.

During 2006, the Company modified its Marketing Credits contracts to provide for a specified payment for the marketing services, business intelligence and loyalty services provided as part of the Marketing Credits Program. EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” states that for arrangements that involve the delivery or performance of multiple products or services, the determination as to how the arrangement consideration should be measured and allocated to the separate deliverables of the arrangement. When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged when the same element

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

is sold separately. In the Company’s Management and Discussion Analysis, the Company includes all components of its Marketing Credits Program contracts in the Marketing Credits Program revenues rather than the separate elements as described in EITF No. 00-21 since the Company analyzes its financials in this manner.

Membership fees and other income consists principally of renewal fees from the Cashback Rewards Program members and is recognized over the membership period, which is usually 12 months beginning in the month the fee is received. Cardholder membership fees are cancelable and refunded to members, if requested, on a pro rata basis based on the remaining portion of the membership.

Cost of Sales and Member Benefits

Cost of sales is composed of the cost of dining credits and related transaction processing fees. The cost of dining credits is determined with respect to each individual merchant, according to the contractual funding ratio used when the dining credits were acquired. A typical ratio is two dollars of dining credits received for one dollar of cash paid to the merchant by the Company.

The vast majority of rewards are delivered to members in the form of a direct credit on their payment card statement, a dollar or point denominated reward to a loyalty or rewards program account or a mileage credit to their frequent flyer account. Only members of the Cashback Rewards Program are eligible to receive cash credit on their registered payment card accounts. Cashback Rewards savings typically range from 5% to 20% of the member’s qualified transaction amount with participating restaurants. Alternatively, members may elect to receive rewards in the form of airline frequent flyer miles with up to nine major airlines. Members receiving airline frequent flyer miles generally earn from one to ten miles for each dollar spent at participating restaurants.

Some companies participate in the Company’s Corporate Program. The companies register their employees’ corporate cards with the Company on a no fee basis. However, rewards are not provided until the employee reaches a certain level of qualified annual transaction amount. After reaching such level, the participating company receives a monthly check for the aggregate rewards earned by its employees when transacting at participating merchants. In some cases, a portion of the aggregate rewards goes to the employees in the form of airline frequent flyer miles. Rewards associated with the Corporate Program, and others like it, are expensed during the period incurred. The retained savings prior to achieving the qualified annual transaction amount level are deferred and spread over the contract year on an effective rate basis, resulting in a reduction in the overall member benefits expense. These retained savings prior to achieving the qualified annual transaction amount level are not recorded as membership fees and other income in the results of operations, but rather as a reduction in loyalty rewards by the Company neither paying nor expensing those amounts.

In addition to base-level member loyalty rewards, the Company offers additional incentives to its members in the form of loyalty bonuses. Loyalty bonuses are offered in order to stimulate short and long-term dining activity as well as encourage member enrollment and engagement.

Stock Based Compensation

Prior to January 1, 2006, the Company accounted for stock based compensation under the intrinsic-value method of accounting. This method resulted in no expense being recorded for stock option grants prior to January 1, 2006. Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under this method, the Company uses the modified prospective transition method and records the appropriate expense in its result of operations for periods ending after January 1, 2006.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Legal Contingencies

The Company reviews the status of significant legal matters and assesses its potential financial exposure with respect to such legal matters on at least a quarterly basis. If the potential loss from any claim or legal proceeding is considered probable and if the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and legal proceedings and may revise its estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

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

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s management reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Therefore, the Company has determined that it operates in a single operating segment.

Basic and Diluted Net (Loss) Income per Share

Basic and diluted net (loss) income per share was computed by dividing net (loss) income available to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding for each period presented. There were 4,155 and 4,102 weighted average shares of common stock equivalents which were excluded for 2006 and 2005, respectively, as their effect would have been anti-dilutive.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

For periods with potentially dilutive securities, incremental shares and adjustments to net income are determined using the “if converted” and treasury stock method as follows.

	Year Ended December 31,
	2006	2005	2004

Net (loss) income as reported	$(15,155)	$(621)	$13,217
Convertible debentures, net of tax benefit	—	—	1,648

Net (loss) income available to common stockholders	$(15,155)	$(621)	$14,865

Weighted average number of shares of common stock and common stock equivalents outstanding
Basic	26,683	26,133	24,837
Stock options and restricted stock	—	—	513
Warrants	—	—	468
Convertible debentures	—	—	3,913

Diluted	26,683	26,133	29,731

(Loss) earnings per share
Basic	$(0.57)	$(0.02)	$0.53

Diluted	$(0.57)	$(0.02)	$0.50

Reclassification

Certain 2004 and 2005 amounts have been reclassified to conform to the 2006 presentation including litigation and related expenses in the Company’s consolidated statement of operations.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. The principal estimates used by the Company relate to the allowance for dining credits losses and litigation and related accruals. Additionally, the Company uses estimates to determine the effective cost of loyalty rewards in the Corporate Program and in the valuation of long lived assets. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In June 2006 the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return.

The provisions of FIN No. 48 will be effective for the fiscal year beginning on January 1, 2007. The provisions of FIN No. 48 are to be applied to all tax positions upon initial application of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

If there are changes in net assets as a result of application of FIN No. 48 these will be accounted for as an adjustment to the opening balance of retained earnings. The Company will adopt FIN No. 48 in the first quarter of 2007 and they are currently assessing the impact of FIN No. 48 on its consolidated financial position and results of operations.

In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” (“EITF No. 06-3”), that entities may adopt a policy of presenting taxes in the income statement either on a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between the seller and a customer (e.g., sales taxes, use taxes, value-added taxes, and some types of excise taxes). EITF No. 06-3 is effective for the Company’s financial statements for interim and annual reporting periods beginning after December 15, 2006. The Company believes this new pronouncement will not have a material impact on its consolidated financial statements.

In September 2006, the FASB issued FASB No. 157, “Fair Value Measurements.” FASB No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FASB No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this new pronouncement on its consolidated financial statements.

In September 2006, the FASB issued FASB No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB No. 87, 88, 106 and 132(R).” FASB No. 158 improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. FASB No. 158 was effective for fiscal years ending after December 15, 2006 and the impact was not material to the Company’s results of operations.

In September 2006, the Security and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 permits us to adjust for the cumulative effect if misstatements related to prior years, previously deemed to be immaterial, in the carrying amount of assets and liabilities as of the current fiscal year, with an offsetting adjustment to the open balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports to be amended. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company adopted SAB 108 effective for the beginning of the year ended December 31, 2006 (see Note 3).

As discussed in Note 10, during the first quarter 2006, the Company adopted the provisions of, and account for stock-based compensation in accordance with, SFAS No. 123R, “Share-Based Payment.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding prior to the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

compensation cost estimated for the SFAS 123 pro forma disclosures. The adoption of SFAS 123R had and will have a material impact on our consolidated financial position and results of operations.

In February 2007, the FASB issued FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB No. 115.” FASB No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. FASB No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of FASB No. 159 on its consolidated financial statements.

Note 3 — Staff Accounting Bulletin No. 108

As discussed in Note 2, in September 2006, the SEC released SAB 108. The transition provisions of SAB 108 permit the Company to adjust for the cumulative effect on retained earnings of immaterial errors relating to prior years. Effective the beginning of the year ended December 31, 2006 the Company adopted SAB 108. In accordance with SAB 108, the Company has increased the opening retained earnings balance for 2006 by $1,254, net of tax for member benefits and accounts receivable as further outlined below.

Member Benefits

The Company partners with leading airline frequent flyer programs to provide members with incentives to do business with participating merchants. The incentives for members of frequent flyer programs are in the form of frequent flyer miles that are awarded to members for qualified transactions at participating restaurants. The Company purchases frequent flyer miles from the airline partners and these frequent flyer miles are distributed to members for qualified transactions. The Company calculates the frequent flyer miles earned by members and provides this information to the airline partners. The Company provides the member’s frequent flyer account number and name to the airline partners and they match this information in their system and distribute the frequent flyer miles to the member. If the frequent flyer number or the name does not match, the transaction is rejected. We do not purchase frequent flyer miles for rejected transactions and the miles are not distributed to the member. Transactions have been rejected under these circumstances since the inception of the Company’s frequent flyer benefit program over ten years ago. Prior to 2006, the Company did not consider these rejected miles when accruing for member benefits. The amount recorded in accounts payable — member benefits has been too high because it has included amounts attributable to rejected transactions, when in fact the Company is not obligated to purchase miles associated with rejected transactions. The effect of these rejected transactions, while immaterial to any one period, had a cumulative effect that would be material to the current year statement of operations. As a result of the adoption of SAB 108, the Company recorded an adjustment to transfer $2,039 from accounts payable — member benefits to retained earnings, and decreased deferred income taxes by $362.

Accounts Receivable

The Company’s accounts receivable are composed primarily of unprocessed and uncollected merchant billings. During 2006, the Company reviewed the individual transactions of these unprocessed and uncollected merchant billings and determined that it did not represent the balance in the accounts receivable balance. As a result of the adoption of SAB 108, the Company recorded an adjustment to transfer $515 from accounts receivable to retained earnings, and increased deferred income taxes by $92.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Summary

SAB 108 requires companies to assess the materiality of identified errors in financial statements using both an income statement (“rollover”) and a balance sheet (“iron curtain”) approach. The effects of the adjustments described above were considered immaterial by the Company to any particular year’s operations or financial condition as the earnings per share effect was minimal to any one period, as outlined below. Under the balance sheet approach to assessing materiality, the Company has concluded that these accrual differences should be corrected. As allowed by SAB 108, the Company has elected to not restate prior years, but has instead reduced the beginning of the year balance of accounts payable member benefits, accounts receivable and income taxes receivable and increased the opening balance of retained earnings by $1,254, net of tax.

Effect of Member Benefits and Accounts Receivable Adjustment on Earnings Per Share

	Net After	Earnings Per
Year	Tax Effect	Share Effect

2005	$28	$0.00
2004	334	0.01
2003	247	0.01
1995-2002	645	0.04

Total	$1,254	$0.06

Note 4 — Convertible Subordinated Debentures

On October 15, 2003, the Company completed a private placement of $70,000 principal amount of its 3.25% Convertible Subordinated Debentures with a final maturity date of October 15, 2023. The debentures bear interest at 3.25% per annum, payable on April 15 and October 15 of each year. All required interest payments have been made as of December 31, 2006. The net proceeds from the offering were $67,500, and the issuance costs of $2,500 will be amortized over five years. Holders of the debentures may require the Company to repurchase for cash all or part of their debentures on October 15, 2008, October 15, 2013 and October 15, 2018 or upon a change of control at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. The Company may redeem the debentures, in whole or in part, at any time after October 15, 2008 at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. The debentures are convertible prior to the maturity date into shares of the Company’s common stock at an initial conversion price of $17.89 per share, subject to adjustment for certain events, upon the occurrence of any of the following: (i) the closing price of the Company’s common stock on the trading day prior to the conversion date was 110% or more of the conversion price of the debentures on such trading day; (ii) the Company has called the debentures for redemption; (iii) the average of the trading prices of the debentures for any five consecutive trading day period was less than the average conversion value for the debentures during that period, subject to certain limitations; or (iv) the Company makes certain distributions to holders of the Company’s common stock or enters into specified corporate transactions.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 5 — Fair Values of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash and cash equivalents, available for sale securities, net accounts receivable, net dining credits, prepaid expenses, income taxes receivable, accounts payable — trade, accounts payable — member benefits, accrued compensation and other accrued expenses approximate fair value because of the short maturity of those instruments. The carrying value of convertible subordinated debentures at December 31, 2006 and 2005 was $70,000. The estimated fair value of the convertible subordinated debentures based on quoted market prices at December 31, 2006 and 2005 was $63,175 and $56,525, respectively. The litigation and related accruals are presented at fair value using a discounted cash flow method.

Note 6 — Revolving Credit Facility

On November 3, 2004, the Company entered into a $50,000 unsecured revolving credit facility with Bank of America, N.A. and LaSalle Bank, N.A. (the “Lenders”). For the three months ended March 31, 2005, the Company was in breach of certain financial covenants of the Credit Agreement and on April 25, 2005, they obtained a waiver from the Lenders of any default having occurred or to occur as a result of such breach. On July 19, 2005, the Company entered into an Amendment (“Amendment”) to the Credit Agreement with the Lenders. Pursuant to the Amendment, the Credit Agreement has been modified by reducing the credit facility to $25,000, accelerating the maturity date to June 30, 2006, revising the ratio of senior indebtedness to earnings before interest, taxes, depreciation and amortization, as further defined in the Amendment (“EBITDA”), establishing a minimum threshold of EBITDA and providing for a security interest in substantially all of the Company’s assets at the time the Company makes a borrowing under the Credit Agreement. As a result of the amendment, the Company amortized an additional $268 of deferred financing costs relating to the old arrangement during the three months ended September 30, 2005.

On June 30, 2006, the Company entered into an Amendment No. 2 to the Credit Agreement with the Lenders. The Amendment No. 2 extends the maturity date of the Credit Agreement to June 29, 2007. The Credit Agreement requires that borrowings under the Credit Agreement be secured by the assets of the Company, and the Amendment No. 2 provides that the Company will deliver documents providing for this security prior to the time the Company makes a borrowing under the Credit Agreement instead of promptly after a borrowing. The Amendment No. 2 also (i) revises the definition of “Consolidated EBITDA”, which is earnings before interest, taxes, depreciation, amortization, and other items as set forth in such definition, to exclude expenses related to certain litigation matters, subject to agreed upon terms and conditions, (ii) eliminates the financial covenant requiring the Company to maintain a minimum net worth, (iii) permits the Company to make certain payments that are otherwise restricted, such as dividends or the purchase of the Company’s common stock, provided that the Company maintains a minimum ratio of net indebtedness to Consolidated EBITDA and there is no resulting default, (iv) permits the Company to make acquisitions, subject to certain conditions, and (v) increases the amount of the Company’s subordinated notes that the Company may redeem, provided there is no resulting default, from $10,000 to $70,000.

At December 31, 2006, the Company was in compliance with the covenants. The credit facility contains customary representations, warranties and covenants and includes customary events of default, including a change of control provision. The Company does not currently have any borrowings outstanding under the Credit Agreement.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 7 — Income Taxes

Income tax (benefit) provision attributable to (loss) income from continuing operations for the periods listed below consists of:

	Years Ended December 31,
	2006	2005	2004

Current:
U.S. federal	$2,686	$34	$7,957
State and local	223	287	2,039

Total current	2,909	321	9,996

Deferred:
U.S. federal	(9,418)	213	(949)
State and local	(1,125)	207	(16)

Total deferred	(10,543)	420	(965)

Total (benefit) provision	$(7,634)	$741	$9,031

Income tax (benefit) provision attributable to (loss) income from continuing operations differed from the amounts computed by applying the statutory federal income tax rate of 34% for the years ended December 31, 2006 and 2005 and 35% for the year ended December 31, 2004 to pre-tax (loss) income from continuing operations as a result of the following:

	Years Ended December 31,
	2006	2005	2004

Expected tax (benefit) provision	$(7,748)	$41	$7,787
State and local taxes, net of federal income tax benefit	(432)	119	1,235
Valuation allowance change	(288)	251	245
Change in rate and estimates	362	375	—
Unrealized foreign tax benefit	281	(187)	(245)
Other	191	142	9

Total	$(7,634)	$741	$9,031

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	December 31,	December 31,
	2006	2005

Deferred tax assets:
Reserve for dining credits losses	$5,248	$6,301
Foreign operating loss carryforward	151	432
Litigation and related expenses	5,002	—
Severance expense	178	256
Reserve for sales commissions	212	205
Deferred directors compensation	316	387
Stock-based compensation	—	24
Other	(490)	213

Gross deferred tax assets	10,617	7,818
Less valuation allowance	(208)	(496)

Current deferred tax assets	10,409	7,322

Deferred tax assets, non-current:
Property and equipment	(470)	—
Litigation and related expenses	5,497	—
Stock-based compensation	1,044	—
Other	109	—

Deferred tax assets non-current	6,180	—

Deferred tax liabilities:
Property and equipment	—	1,244
Other	—	(238)

Deferred tax liabilities	—	1,006

Net deferred tax asset	$16,589	$6,316

The Company believes that it is more likely than not that the results of future domestic operations will generate sufficient taxable income to realize the deferred tax assets. The valuation allowance for deferred tax assets as of December 31, 2006 and 2005 was $208 and $496, respectively. The Company established a valuation allowance on the foreign operating loss carryforward included in deferred tax assets. The Company established a valuation allowance against the capital loss carryforwards generated beginning in the 2002 tax year. These capital loss carryforwards begin expiring in the 2007 tax year. In addition, as discussed in Note 3, the Company decreased its deferred tax asset by $270 relating to the SAB 108 adjustment.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 8 — Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2006	2005

Furniture, fixtures and equipment	$18,065	$17,905
Computer hardware and software	8,752	6,468
Leasehold improvements	2,275	1,329

	29,092	25,702
Less accumulated depreciation and amortization	(20,380)	(17,137)

Property and equipment, net	$8,712	$8,565

Depreciation and amortization expense was $4,323, $4,177, and $4,157 for the years ended December 31, 2006, 2005, and 2004, respectively. Loss on disposal of assets was $172 and $179 for the years ended December 31, 2006 and 2005. There were no losses on disposal of assets in 2004.

Note 9 — Goodwill Impairment

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

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, the Company prepared a discounted cash flow analysis which indicated that the book value of certain reporting units exceeded their estimated fair value and that all of the goodwill associated with these reporting units had been impaired. Accordingly, the Company recognized a non-cash impairment loss of $1,554 during the year ended December 31, 2005.

For the year ended December 31, 2006, the Company also prepared a discounted cash flow analysis which indicated that the book value of all reporting units did not exceed their estimated fair value and that all of the goodwill associated with these reporting units had not been impaired. Therefore, there was no need for an impairment loss for the year ended December 31, 2006.

Note 10 — Stock Options and Restricted Stock Units

The Company grants stock-based awards through its 2006 Long-Term Incentive Plan (the “Plan”). Stock-based awards primarily include stock options and restricted stock unit awards. Prior to January 1, 2006, the Company accounted for these stock-based awards under the intrinsic value method of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). This method under APB No. 25 resulted in no expense being recorded for stock option grants prior to January 1, 2006. As discussed in Note 2 “Significant Accounting Policies,” in December 2004, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 123R. SFAS No. 123R requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued and was effective for annual periods beginning after June 15, 2005. The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective transition method. Accordingly, the consolidated financial statements for periods prior to the adoption of SFAS No. 123R have not been restated. SFAS No. 123R applies to all of the Company’s outstanding unvested stock-based payment

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

awards as of January 1, 2006 and for all prospective awards. At December 31, 2006, there were approximately 2,698 shares available for issuance under the Plan.

The following table presents the stock-based compensation expense included in the Company’s consolidated statements of operation during the years ended December 31, 2006, 2005, and 2004:

	Year Ended December 31,
Components of Stock-based Compensation Expense	2006	2005	2004

Stock options included in salaries and benefits expense	$602	$—	$—
Restricted stock unit awards included in salaries and benefits expense	2,246	—	—
Stock awards included in general and administrative	255	339
Restricted stock unit awards included in general and administrative expense	165	104	22

Total stock-based compensation costs	3,268	443	22
Income tax benefit	(1,095)	(163)	(9)

Total after-tax stock-based compensation expense	$2,173	$280	$13

Stock Options

Generally, the exercise price of the stock options is equal to the fair market value of the underlying stock on the date of the stock option grant. Generally, stock options have a term of 10 years from the date of grant and typically vest in increments of 25% per year over a four-year period on the first four anniversaries of the grant date. Shares subject to stock options are typically issued from authorized but unissued shares of common stock. Any vested but unexercised stock options are generally canceled after 90 days of the employee’s termination date. The vesting period of stock options outstanding as of December 31, 2006 generally range from 3 years to 4 years. The stock-based compensation expense of stock options is amortized over the requisite service period using the straight-line method. There were no capitalized stock-based compensation costs at December 31, 2006, 2005, and 2004.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the years ended December 31, 2006, 2005, and 2004, respectively:

	Year Ended December 31,
	2006	2005	2004

Weighted average grant-date fair value of options	$4.59	$3.05	$6.10
Stock volatility	60.0%	60.0%	43%
Risk-free interest rate	4.0%	4.0%	4.3%
Expected option life in years	6.2	5.7	10.0
Expected dividend yield	0%	0%	0%

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

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Information with respect to the stock options outstanding are as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Balance at December 31, 2003	3,981	$6.68	7.04
Granted	340	$10.09
Exercised	(584)	$3.77		$3,584
Forfeitures	(248)	$6.00

Balance at December 31, 2004	3,489	$7.55	7.39
Granted	340	$6.62
Exercised	(496)	$2.90		$1,114
Forfeitures	(1,882)	$9.32

Balance at December 31, 2005	1,451	$6.63	10.13
Granted	40	$7.68
Exercised	(235)	$3.80		$739
Forfeitures	(403)	$7.99

Balance at December 31, 2006	853	$6.82	6.15

Exercisable at December 31, 2006	673	$6.62	5.58	$221

Intrinsic value for stock-based instruments is defined as the difference between the current market value and the exercise price.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range Of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$2.50 to $4.56	176	3.34	$3.57	176	$3.57
$4.87 to $7.45	171	4.59	5.96	171	5.96
$7.50 to $7.50	250	8.70	7.50	100	7.50
$8.00 to $10.00	183	6.38	8.53	153	8.64
$10.10 to $10.55	73	7.33	10.12	73	10.12

Total	853	6.15	$6.82	673	$6.62

At December 31, 2006 and 2005 the number of options exercisable was 673 and 973, respectively, and the weighted-average exercise price of those options was $6.62 and $6.30, respectively.

During the years ended December 31, 2006 and 2005, cash received from stock options exercised was $893 and $1,439 and the actual tax benefit realized for tax deductions from stock options exercised was $240 and $405, respectively. SFAS No. 123R requires the benefits of tax deductions in excess of the compensation cost recognized for stock options exercised (excess tax benefits) to be classified as financing cash flows. There was $240 of excess tax benefits included as a cash inflow in other financing activities of the Company’s December 31, 2006 condensed consolidated statements of cash flows. Prior to the adoption of SFAS No. 123R, the Company presented these benefits as operating cash flows in operating activities in the condensed consolidated statements of cash flows.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the Company’s nonvested stock option activity for the years ended December 31, 2006, 2005 and 2004:

		Weighted
		Average
		Grant-Date
	Shares	Fair Price

Nonvested at December 31, 2003	2,366	$5.47
Granted	340	$6.10
Vested	(855)	$4.92
Forfeited	(189)	$3.87

Nonvested at December 31, 2004	1,662	$6.07
Granted	340	$2.83
Vested	(427)	$5.05
Forfeited	(1,097)	$6.41

Nonvested at December 31, 2005	478	$4.00
Granted	40	$7.68
Vested	(212)	$4.68
Forfeited	(126)	$4.50

Nonvested at December 31, 2006	180	$4.33

As of December 31, 2006, $328 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over the weighted-average period of approximately six months.

Restricted Stock Unit Awards

On February 22, 2006, the Compensation Committee of the Board of Directors of the Company (“Compensation Committee”) approved the grant of a restricted stock unit award pursuant to the Company’s 2004 Long-Term Incentive Plan (“2004 Plan”) to Ronald L. Blake as set forth in the Employment Agreement between the Company and Mr. Blake dated as of September 13, 2005 (“Blake Employment Agreement”). The restricted stock unit award entitles Mr. Blake to receive 250 shares of the Company’s common stock if the Company achieves performance targets for 2006 and 2007. The Company achieved its 2006 performance target and 186 shares vested on December 31, 2006. The remaining 64 shares vest on December 31, 2007 if the Company meets its 2007 performance target. This restricted stock unit award vests only if Mr. Blake remains employed by the Company as of each vesting date and the Company attains applicable performance goals based on the Company’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”), excluding unusual and non-recurring gains and losses. The Compensation Committee approved the vesting of Mr. Blake’s 186 shares under this grant. The remaining restricted stock unit award will fully vest upon a change in control, as defined in the Blake Employment Agreement.

In addition, on February 22, 2006, the Compensation Committee approved the grant of restricted stock unit awards to certain members of the Company’s management. These employees received restricted stock unit awards entitling them to receive a total of 221 shares of the Company’s common stock. Vesting of these restricted stock units was contingent on the Company achieving its 2006 performance target. The Company did achieve its 2006 performance target and these restricted stock unit awards vest in three equal installments beginning on the first anniversary of the date of grant, provided that the recipient’s employment with the Company is not terminated prior to the vesting date.

The Compensation Committee also approved the grant of an additional restricted stock unit award to Mr. Blake entitling Mr. Blake to receive 50 shares of the Company’s common stock under the 2006 Long-Term Incentive Plan

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(“2006 Plan”). This restricted stock unit award has the same terms as the restricted stock unit awards granted to the other management members as described above.

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

In addition, the Non-Employee Director Awards Program (the “NED Program”), adopted pursuant to the 2004 Plan and the 2006 Plan allows for non-employee directors to choose to take directors fees in either cash or a current or deferred stock award. The fees under the NED Program are $30 per year to each non-employee director, plus an additional $40 per year to the Chairman of the Board of Directors, $20 per year to the Chairman of the Audit Committee and $10 per year to each other member of the Audit Committee, payable in either cash or a current or deferred stock award. As of December 31, 2006, the Company had a book entry of 157 shares of common stock not yet issued to directors under deferred stock awards. In 2004, the NED Program provided for the automatic grant to non-employee directors of stock options to purchase 10 shares of the Company’s common stock following each annual meeting of the Company’s stockholders, and was amended in the fourth quarter of 2004 to provide for quarterly grants of 2 restricted stock units in lieu of the stock option grant.

During 2006, 2005 and 2004, the Company granted restricted stock unit awards of 808, 70, and 38 shares, respectively, which generally will vest and settle over a three-year period. There were restricted stock unit awards of 35, 10 and 189 shares forfeited during 2006, 2005 and 2004, respectively.

The fair value of each restricted stock unit award granted during 2006, 2005 and 2004 was based on the closing price of the Company’s common stock traded on the American Stock Exchange on the date of grant.

The following table summarizes the Company’s nonvested restricted stock unit award activity for the year ended December 31, 2006:

		Weighted
		Average
		Grant-Date
	Shares	Fair Price

Nonvested at December 31, 2003	—	$—
Granted	10	$9.81
Vested	—	$—
Forfeited	—	$—

Nonvested at December 31, 2004	10	$9.81
Granted	70	$5.17
Vested	(3)	$9.81
Forfeited	—	—

Nonvested at December 31, 2005	77	$5.58
Granted	807	$8.00
Vested	(25)	$7.68
Forfeited	(41)	$15.53

Nonvested at December 31, 2006	818	$7.60

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2006, $3,934 of total unrecognized compensation costs related to nonvested restricted stock unit awards are expected to be recognized over the weighted-average period of approximately 1.2 years.

Pro Forma Information

The table below shows the effect on the Company’s net income and earnings per share had the Company elected to account for all of its stock-based compensation plans using the fair-value method under SFAS No. 123 for 2005 and 2004:

	Years Ended December 31,
	2005	2004

Net (loss) income — as reported	$(621)	$13,217

Net (loss) income available to common stockholders	$(621)	$14,865

Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	66	13
Deduct: Total stock-based employee compensation benefit (expense) determined under fair value based method for all awards, net of related tax effect	1,622	(2,679)

Net income available to common stockholders — pro forma	$1,067	$12,199

(Loss) earnings per share
Basic — as reported	$(0.02)	$0.53

Basic — pro forma	$0.04	$0.42

Diluted — as reported	$(0.02)	$0.50

Diluted — pro forma	$0.04	$0.41

Stock-based compensation resulted in income during the year ended December 31, 2005 rather than expense due to forfeitures of stock options by terminated employees during the period.

Note 11 — Warrants

The Company has issued warrants for its Common Stock, par value $0.02 per share common stock. A summary of warrants outstanding is as follows:

	Warrant	Warrant Price
	Shares	Per Share	Expiration Date

Balance at December 31, 2003	2,021

Warrants exercised	(949)	$2.48	November 9, 2004
Warrants exercised	(110)	$5.93 - $7.30	April 28, 2005
Balance at December 31, 2004	962

Warrants expired/cancelled	(962)	$5.93 - $7.30	April 28, 2005

Balance at December 31, 2005	—

As of December 31, 2006, the Company had no warrants outstanding.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 12 — Leases

The Company leases several office spaces, including those discussed in Note 15, under long-term lease agreements. Future minimum lease payments under non-cancelable operating leases as of December 31, 2006 are as follows:

Year Ended December 31,

2007	$1,456
2008	1,088
2009	755
2010	696
2011	361

Total minimum lease payments	$4,356

Rent expense charged to operations was $2,124, $1,687, and $1,488 for the years ended December 31, 2006, 2005, and 2004, respectively.

Capital leases, included in net property and equipment at December 31, 2006, consist of an obligation for certain computer equipment and software with options for the Company to purchase the leased property at the end of the lease terms, which is March 2007. At December 31, 2006 and 2005, the Company had $910 recorded as capital leases and accumulated amortization of $877 and $643, respectively. Amortization of assets recorded under capital leases, included in depreciation and amortization expense, amounted to $234, $200, and $197 for the years ended December 31, 2006, 2005, and 2004, respectively. Future minimum lease payment on this capital lease for 2007 is $31.

Note 13 — Business and Credit Concentrations

As of December 31, 2006, the Company had contracts or relationships with nine major airlines that offer frequent flyer miles as rewards. Members of each of the Upromise Inc., United Air Lines and Delta Air Lines programs represented 10% or more of the Company’s sales for 2006 and 2005 and members of each of the United Air Lines and Upromise Inc. programs represented 10% or more of the Company’s sales for 2004. The following table illustrates the Company’s partner sales concentration as a percentage of total sales:

	2006	2005	2004

Airlines	59%	57%	57%
All partners that represent 10% or more of sales	49%	46%	34%

Note 14 — Minimum Partner and Vendor Obligations

The Company has agreements with various partners and vendors that obligate the Company, among other things, to certain minimum purchases as well as minimum thresholds of marketing activities. These partner and vendor obligations are generally measured over a one to three year period. The Company periodically evaluates whether its minimum obligations with respect to each partner and vendor will be satisfied and records a liability if appropriate. The Company has minimum purchase obligations with these vendors of $12,420 in 2007 and $8,270 in 2008.

Note 15 — Certain Relationships and Related Party Transactions (square footage not in thousands)

Active Agreements

On May 5, 2003, the Company entered into an office lease agreement with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, a limited

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

partnership comprised in part of trusts established for the benefit of Samuel Zell and members of his family. Samuel Zell was the Company’s Chairman of the Board of Directors from September 2002 through September 2005. The trustee of these trusts is Chai Trust Company, L.L.C., and Donald J. Liebentritt, the current Chairman of the Board of Directors of the Company, is President of Chai Trust Company, L.L.C. Two North Riverside Plaza Joint Venture Limited Partnership is an affiliate of Samstock, L.L.C., the Company’s largest shareholder. The lease initially provided for 10,000 square feet of office space at Two North Riverside Plaza, Chicago, Illinois and, effective July 1, 2004, the Company exercised its option to increase this space to 14,324 square feet. On May 8, 2006, the Company entered into a First Amendment to this lease that increased the space to 24,665 square feet. On August 24, 2006, the Company entered into a Second Amendment to this lease that increased the space to 28,721 square feet. The term of the lease, as amended, is from September 1, 2003 through August 31, 2011. The Company paid rent of $372, $287 and $212 during 2006, 2005 and 2004, respectively.

The Company has entered into two storage space lease agreements with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, one dated November 2, 2005 and one dated October 22, 2003. The leases provide for an aggregate of 1,130 square feet of storage space at Two North Riverside Plaza, Chicago, Illinois. The term of the November 2, 2005 lease is from November 7, 2005 through August 31, 2008 and the term of the October 22, 2003 lease is month-to-month. The Company paid rent for these storage spaces of $13 and $2 during 2006 and 2005, respectively.

On June 20, 2005, the Company entered into an office lease agreement with CA Shorebreeze Limited Partnership, an affiliate of Equity Office Properties Trust. The lease is for office space at 255 Shoreline Drive, Suite 145, Redwood City, California. The term of the lease is from August 10, 2005 through February 9, 2009. The Company paid rent of $26 and $11 during 2006 and 2005, respectively.

On August 4, 2005, the Company entered into an office license agreement with WA-Columbia Center, L.L.C., an affiliate of Equity Office Properties Trust. The license is for office space at 701 Fifth Avenue, Suite 1410, Seattle, Washington. The term of the license is from August 1, 2005 through July 31, 2008. The Company paid rent of $27 and $12 during 2006 and 2005, respectively.

The future minimum lease obligations for these leases are as follows:

Year Ending December 31,

2007	591
2008	592
2009	555
Thereafter	930

Total minimum lease payments	$2,668

Terminated agreements

On October 20, 2005, the Company entered into an office sublease agreement with Equity Group Investments, L.L.C. (“EGI”). Donald J. Liebentritt, the Company’s Chairman, is a Senior Advisor with EGI and Nils E. Larsen, a director of the Company, is a Managing Director of EGI. EGI is an affiliate of Samstock, L.L.C., the Company’s largest stockholder. The sublease provided for approximately 3,600 square feet of office space at Two North Riverside Plaza, Chicago, Illinois. The term of the sublease was from October 21, 2005 and continued on a month-to-month basis. The Company terminated the lease in September 2006. The Company paid rent of $21 and $5 during 2006 and 2005, respectively.

On August 30, 1999, the Company entered into an office lease agreement with EOP — Northwest Properties, L.L.C., an affiliate of Equity Office Properties Trust. The lease is for office space at 999 Third Avenue, Suite 3800,

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Seattle, Washington. The term of the lease commenced on September 1, 1999, and the lease was terminated effective August 31, 2005. The Company paid rent of $11 and $18 during 2005 and 2004, respectively.

On October 11, 2004, the Company entered into an agreement with EGI for administrative services beginning October 18, 2004 and continuing on a month-to-month basis, with a 30-day written notice required for cancellation. The administrative services consist of rent for 1,251 square feet of additional office space at Two North Riverside Plaza, Chicago, Illinois, utilities and maintenance service. This agreement was terminated as of April 30, 2005. The Company paid rent of $9 and $4 during 2005 and 2004, respectively.

EGI also provided investment and other financial advisory services to the Company in 2004. The Company paid $188 to EGI for these services. This arrangement was terminated as of September 30, 2004.

Note 16 — Litigation

On May 25, 2004, a complaint was filed in the Los Angeles County Superior Court against the Company and certain of its subsidiaries by Bistro Executive, Inc. and certain other restaurants and their owners and guarantors who participated in the Company’s dining credits Purchase Plan (the “Dining Plan”).

The complaint was brought as a putative class action and alleged that amounts paid by the Company under the Dining Plan constituted loans in violation of California usury laws and the California Unfair Competition Law. We describe this litigation, including the certification of class action treatment of the case, in greater detail in our previously filed Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and some of our Current Reports on Form 8-K.

On December 21, 2006, the Company entered into an initial agreement with the representative plaintiffs to settle this litigation on behalf of a Settlement Class. The initial settlement agreement was formalized into a final settlement agreement that was submitted to the United States District Court for the Central District of California for preliminary approval on March 6, 2007. A copy of the settlement agreement is attached hereto as Exhibit 10.44.

Under the settlement, as submitted to the District Court for preliminarily approval, the “Settlement Class” is defined to include (1) all California merchants that, during the period of May 25, 2000 through December 31, 2004 participated in the Company’s dining credits program and received a cash advance during that period from the Company pursuant to the pre-October 2004 versions of the Company’s same contracts, and (2) any person who from May 25, 2000 to December 31, 2004, guaranteed the merchant’s obligations under the relevant contracts. Excluded from the Settlement Class are persons or entities with claims based on cash advances made by the Company prior to May 24, 2000, persons or entities that asked to be excluded from the Class previously certified in the case, and persons or entities that timely elect to be excluded from the Settlement Class.

Under the settlement submitted to the District Court for preliminary approval, we will receive a full and final release from the Settlement Class as defined in the settlement agreement and the California litigation will be dismissed with prejudice. Under the terms of the settlement, the Company continues to deny any liability to the Settlement Class and any wrongdoing in connection with its business activities in California that are the subject of the class action. The representative plaintiffs, on behalf of the Settlement Class, acknowledge that their Counsel have determined, after an investigation of the facts and the law, that the benefits to be obtained by the Settlement Class under the settlement agreement outweigh the costs, risks and delays associated with the continued litigation of their claims, including the uncertainty of the outcome of our pending appeal to the United States Court of Appeals for the Ninth Circuit.

The settlement is subject to entry of a preliminary order of approval and a final order of approval by the District Court at or after the final fairness hearing, and may be terminated by the Company if terms of the Settlement Agreement are modified in any material respect by the Court at or after the final approval hearing, or if the Company’s exposure to members of the Settlement Class who may opt out of the settlement exceed certain levels.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company recorded $35,059, $3,064 and $648 during 2006, 2005 and 2004, respectively relating to the California class action suit. According to EITF Topic No. D-77, “Accounting for Legal Costs Expected to Be Incurred in Connection with a Loss Contingency,” the Task Force discussed the issue relating to the accounting for legal costs expected to be incurred with an SFAS No. 5, “Accounting for Contingencies.” They observed that companies typically expense legal costs as incurred; however, other members suggested that practice may not be consistent in this area. As consistent with Company policy, the Company included future associated legal costs and administrative expenses related to the completion of the settlement of approximately $1,000 in the charge recorded during 2006. The balance of the accrual relating to this litigation as of December 31, 2006 was $28,450 and is expected to be paid through 2009.

As previously disclosed, a complaint was filed on October 1, 2004, in the United States District Court for the Eastern District of Texas against Rewards Network Inc. by Source, Inc. The complaint claimed that the Company infringed four patents owned by Source, Inc. The Company filed a counterclaim for trademark infringement against Source, Inc. On April 26, 2006, the Company entered into a Settlement Agreement with Source, Inc. settling the disputes between the parties. As part of the Settlement Agreement, Source, Inc. will discontinue using “Rewards Network” and the parties entered into a nonexclusive license agreement pursuant to which the Company obtained a license from Source, Inc. to practice the inventions under the subject patents for a payment of $1,000, consisting of an initial payment of $800 (paid during the quarter ended June 30, 2006) and payments of $100 on each of the first two anniversaries of the date of the Settlement Agreement. The Company recorded an expense of $1,300 relating to the settlement and associated legal and administrative costs during 2006. The balance of the accrual relating to this litigation as of December 31, 2006 was $200 and is expected to be paid through 2008. The table below outlines the costs associated with both of these litigation matters.

				Balance at
	Original Charge	Amounts Paid	Reclassifications	December 31, 2006

California Class Action Suit:
Related litigation expenses 2004	$648	$648	$—	$—
Related litigation expenses 2005	3,064	3,064	—	—

2005 and 2004 expenses	3,712	3,712	—	—
Expense for Class	16,740	—	—	16,740
Related litigation expenses	17,769	6,059	—	11,710
Dining credits reserve	550	—	550	—

2006 expenses	35,059	6,059	550	28,450

Total California litigation	38,771	9,771	550	28,450

Source Inc. litigation:
Associated legal costs 2004	45	45	—	—
Associated legal costs 2005	395	395	—	—

2005 and 2004 expenses	440	440	—	—
Settlement	1,000	800	—	200
Associated legal costs	300	300	—	—

2006 expenses	1,300	1,100	—	200

Total Source Inc. litigation	1,740	1,540	—	200

Total litigation and related expenses	$40,511	$11,311	$550	$28,650

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 17 — Selected Quarterly Financial Data (Unaudited)

Selected financial data for the quarter ended is as follows:

	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006

Sales	$58,639	$60,389	$66,356	$67,602
Operating revenue	17,604	19,597	22,940	23,356
Operating (loss) income	(29,306)	(829)	4,406	3,144
(Loss) income before income tax	(29,264)	(773)	4,381	2,867
Income tax (benefit) provision	(10,097)	(365)	1,778	1,050
Net (loss) income	$(19,167)	$(408)	$2,603	$1,817
(Loss) earnings per share:
Basic	$(0.72)	$(0.02)	$0.10	$0.07
Diluted	$(0.72)	$(0.02)	$0.10	$0.07

	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005

Sales	$69,023	$70,317	$73,041	$74,764
Operating revenue	22,485	18,433	19,796	16,337
Operating income (loss)	5,119	232	2,968	(5,446)
Income (loss) before income tax	4,542	(663)	2,383	(6,142)
Income tax provision (benefit)	2,451	(179)	944	(2,475)
Net income (loss)	$2,091	$(484)	$1,439	$(3,667)
Earnings per share:
Basic	$0.08	$(0.02)	$0.05	$(0.14)
Diluted	$0.08	$(0.02)	$0.05	$(0.14)

Note 18 — Subsequent Event

On February 9, 2007, the Company entered into a Sublease Agreement (“Sublease”) with Vista Healthplan, Inc. and a Lease (“Lease”) with Metropolitan Life Insurance Company for 21,879 square feet of office space located at Venture Corporate Center III, 300 South Park Road, Hollywood, Florida. This office space will be used for the Company’s principal operations facility. The Sublease is for a term from July 1, 2007 until June 30, 2009 and the Lease is for a term from July 1, 2009 until June 30, 2013. The monthly rent under the Sublease includes operating expenses and taxes and is $45, increasing on July 1, 2008 to $47. The monthly rent under the Lease, which does not include operating expenses and taxes, is initially $31 and increases each year as provided in the Lease.

On February 28, 2007, the Board of Directors of the Company appointed Karen I. Bremer to serve as a Director of Rewards Network Inc. Ms. Bremer was also appointed to serve on the Audit Committee of the Board of Directors.

On February 28, 2007, the Board of Directors of the Company adopted the 2007 Incentive Compensation Plan, pursuant to which members of the Corporation’s management, including the executive officers who are expected to be named executive officers in the Corporation’s 2007 Proxy Statement (“Named Executive Officers”), are eligible to receive a cash bonus for 2007 based on individual performance and adjusted based on the Corporation’s financial performance in 2007. In addition, the Compensation Committee of the Board of Directors of the Company approved the grant of restricted stock unit awards pursuant to the Rewards Network Inc. 2006 Long-Term Incentive Plan to the Named Executive Officers entitling these Named Executive Officers to receive shares of the Corporation’s common stock. As more fully described on Form 8-K filed with the SEC on March 5, 2007.

REWARDS NETWORK INC. AND SUBSIDIARIES

Schedule II — Valuation and Qualifying Accounts

	Balance,	Charged
	Beginning	to	Net	Other		Balance,
Description	of Year	Expenses	Write-offs	Adjustments		End of Year
	(In thousands)

Year ended December 31, 2006
Allowance for doubtful merchant accounts — dining credits	$21,192	3,954	(12,936)	—		$12,210

Allowance for doubtful merchant accounts — Accounts Receivable	$2,498	185	(605)	—		$2,078

Valuation allowance on deferred taxes	$496	(288)	—	—		$208

Year ended December 31, 2005
Allowance for doubtful merchant accounts — dining credits	$26,943	19,906	(25,657)	—		$21,192

Allowance for doubtful merchant accounts — Accounts Receivable	$2,793	2,444	(2,739)	—		$2,498

Valuation allowance on deferred taxes	$245	251	—	—		$496

Year ended December 31, 2004
Allowance for doubtful merchant accounts — dining credits	$19,253	19,711	(11,730)	(291	)(1)	$26,943

Allowance for doubtful merchant accounts — Accounts Receivable	$2,502	2,113	(1,822)	—		$2,793

Valuation allowance on deferred taxes	$—	245	—	—		$245

Notes:

(1)	Reclassed to accounts receivable

Item 9 — Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A — Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management has concluded that our internal control over financial reporting was effective at December 31, 2006.

Management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm. KPMG LLP has issued an attestation report on our controls over financial reporting. The report is included in Item 8 of this Form 10-K.

Item 9B — Other Information

None.

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

Information included under the captions “Election of Directors,” “Board of Director Meetings and Committees of Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2007 (our “Proxy Statement”) is incorporated herein by reference. See also the section captioned “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K.

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

Item 11 — Executive Compensation

Information included under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our Proxy Statement is incorporated herein by reference.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information included under the captions “Equity Compensation Plan Information” and “Beneficial Ownership of Common Stock” in our Proxy Statement is incorporated herein by reference.

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Information included under the caption “Certain Relationships and Related Transactions” in our Proxy Statement is incorporated herein by reference.

Item 14 — Principal Accounting Fees and Services

Information included under the caption “Independent Accountants” in our Proxy Statement is incorporated herein by reference.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

(a) 1. FINANCIAL STATEMENTS:

The following financial statements are filed as part of this annual report on Form 10-K:

•	Consolidated Balance Sheets at December 31, 2006 and 2005

•	Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (loss) for the years ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

•	Notes to consolidated financial statements

Selected quarterly financial data under the caption “Note 17 Selected Quarterly Financial Data (Unaudited)” are also filed as part of this annual report on Form 10-K.

2. FINANCIAL STATEMENT SCHEDULE:

Schedule II — Valuation and Qualifying Accounts is filed as part of this annual report on Form 10-K.

3. EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K AND PARAGRAPH (b) BELOW

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.
3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.
4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.
4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.
4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.
4.4	Indenture, dated as of October 15, 2003, as amended and restated as of February 4, 2004, between Rewards Network Inc. and LaSalle Bank National Association is incorporated herein by reference to Exhibit 4.15 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.
4.5	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC is incorporated herein by reference to Exhibit 4.18 to iDine Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 14, 2003.
10.1	Stock Purchase and Sale Agreement, dated as of November 6, 1997, among Transmedia Network Inc., Samstock, L.L.C. and Transmedia Investors L.L.C. is incorporated herein by reference to Exhibit 10.1 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on November 17, 1997.

Exhibit
No.	Description

10.2	Amended and Restated Agreement Among Stockholders, dated as of March 3, 1998, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors L.L.C., Melvin Chasen and Iris Chasen and Halmostock Limited Partnership is incorporated herein by reference to Exhibit 10.5 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 17, 1998.
10.3	Stockholders Agreement, dated as of March 3, 1998, among Transmedia Network Inc., EGI — Transmedia Investors, L.L.C., Samstock, L.L.C., and Halmostock Limited Partnership is incorporated herein by reference to Exhibit 10.6 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 17, 1998.
10.4	Transmedia Network Inc. 1987 Stock Option and Rights Plan is incorporated herein by reference to Exhibit 10.2 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 000-4028), filed on December 29, 1994.
10.5	Form of Stock Option Agreement (as modified) between iDine Rewards Network Inc. and certain directors is incorporated herein by reference to Exhibit 10.3 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No.001-13806), filed on December 29, 1995.
10.6	iDine Rewards Network Inc. 1996 Long-Term Incentive Plan, including amendments through June 1, 2002, is incorporated herein by reference to Exhibit 10.13 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed March 12, 2004.
10.7	Rewards Network Inc. 2004 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.
10.8	Amendment No. 1 to the Rewards Network Inc. 2004 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.
10.9	Rewards Network Inc. 2006 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 26, 2006.
10.10	2006 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on January 25, 2006.
10.11	2007 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 5, 2007.
10.12	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 28, 2006.
10.13	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 5, 2007.
10.14	Restricted Stock Unit Award Agreement, dated as of June 1, 2006, between Ronald L. Blake and Rewards Network Inc. is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 26, 2006.
10.15	Rewards Network Inc. 2004 Non-Employee Director Awards Program is incorporated herein by reference to Exhibit 10.4 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.
10.16	Amendment Number One to the Rewards Network Inc. 2004 Non-Employee Director Awards Program is incorporated herein by reference to Exhibit 10.5 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 8, 2004.
10.17	Rewards Network Inc. 2006 Non-Employee Director Awards Program is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 26, 2006.
10.18	Lease by and between Equity Office Properties Management, as agent for Two North Riverside Plaza Joint Venture Limited Partnership, and iDine Rewards Network Inc., dated May 5, 2003 is incorporated herein by reference to Exhibit 10.16 to iDine Rewards Network Inc.’s Annual Report on Form 10-K/A (File No. 001-13806), filed on October 7, 2003.

Exhibit
No.	Description

10.19	First Amendment, dated May 8, 2006, between Rewards Network Inc. and Equity Office Properties Management Corp., as agent for Two North Riverside Plaza Joint Venture Limited Partnership, an Illinois limited partnership, sole beneficiary of LaSalle National Trust, N.A., successor trustee under Trust Agreement dated June 26, 1969 and known as Trust No. 39712 is incorporated herein by reference to Exhibit 10.6 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on May 9, 2006.
10.20	Standard Office Building Lease, dated May 11, 2001, between Transmedia Network Inc. and Biscayne Centre, LLC is incorporated herein by reference to Exhibit 10.4 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on July 5, 2005.
10.21	First Amendment to Standard Office Building Lease, dated July 24, 2002, between Transmedia Network Inc. and Biscayne Centre, LLC is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on July 5, 2005.
10.22	Second Amendment, dated August 24, 2006, between Rewards Network Inc. and Equity Office Properties Management Corp., as agent for Two North Riverside Plaza Joint Venture Limited Partnership, an Illinois limited partnership, sole beneficiary of LaSalle National Trust, N.A., successor trustee under Trust Agreement dated June 26, 1969 and known as Trust No. 39712 is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on August 25, 2005.
10.23	Second Amendment to Standard Office Building Lease, dated January 24, 2005, between Rewards Network Inc. and Biscayne Centre, LLC is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on July 5, 2005.
10.24	Third Amendment to Standard Office Building Lease, dated June 28, 2005, between Rewards Network Inc. and 119 Partners, LLC is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on July 5, 2005.
10.25	Lease by and between Equity Office Management, L.L.C., as indirect manager of San Felipe Plaza, Ltd. and Rewards Network Inc., dated June 25, 2004, is incorporated herein by reference to Exhibit 10.6 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 8, 2004.
10.26	Lease by and between Insignia Corporate Establishments (U.S.) Inc. and Rewards Network Inc., dated August 30, 1999, and the amendment thereto, is incorporated herein by reference to Exhibit 10.14 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 14, 2005.
10.27	Employment Agreement, dated September 13, 2005, between Rewards Network Inc. and Ronald L. Blake is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on September 14, 2005.
10.28	Offer Letter, dated September August 10, 2000, between Transmedia Network Services Inc. and Megan E. Flynn is incorporated herein by reference to Exhibit 10.22 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.
10.29	Severance, Proprietary Interest Protection and Non-Solicitation Agreement, dated as of March 18, 2005, between Rewards Network Services Inc. and Megan E. Flynn. is incorporated herein by reference to Exhibit 10.23 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.
10.30	Offer Letter, dated April 14, 2005, between Rewards Network Services Inc. and Christopher J. Locke. is incorporated herein by reference to Exhibit 10.24 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.
10.31	Offer Letter, dated June 14, 2005, between Rewards Network Establishment Services Inc. and Robert S. Wasserman is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on June 17, 2005.
10.32	Severance, Proprietary Interest Protection and Non-Solicitation Agreement, dated as of June 14, 2005, between Rewards Network Establishment Services Inc. and Robert S. Wasserman is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on June 17, 2005.

Exhibit
No.		Description

10.33		Offer Letter, dated August 3, 2006, between Rewards Network Inc. and Roya Behnia is incorporated herein by reference to Exhibit 10.6 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 8, 2006.
10.34		Severance and Release Agreement, dated September 26, 2006, between Bryan R. Adel and Rewards Network Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on September 26, 2006.
10.35		Form of Directors’ and Officers’ Indemnity Agreement, dated as of May , 2002, between iDine Rewards Network Inc. and the indemnitee stated therein is incorporated herein by reference to Exhibit 99 to iDine Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-89406), filed on May 30, 2002.
10.36		Rewards Network Inc. Severance Plan. is incorporated herein by reference to Exhibit 10.34 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.
10.37		Credit Agreement, dated as of November 3, 2004, by and among Rewards Network Inc., Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, and the other lenders party thereto is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on November 4, 2004.
10.38		Amendment No. 1 and Waiver to Credit Agreement, dated as of July 19, 2005, by and among Rewards Network Inc., Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, the other lenders party thereto, and the subsidiaries of Rewards Network Inc. party thereto is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on July 20, 2005.
10.39		Amendment No. 2 to Credit Agreement, dated as of June 30, 2006, by and among Rewards Network Inc., Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, the other lenders party thereto, and the subsidiaries of Rewards Network Inc. party thereto is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on July 6, 2006.
10.40		Services Agreement, dated March 24, 2004, between First Data Merchant Services Corporation and Rewards Network Inc. is incorporated herein by reference to Exhibit 10.27 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 14, 2005.
10.41		Agreement, dated as of September 19, 2005, by and between Rewards Network Services Inc. and American Express Travel Related Services Company, Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on September 23, 2005.
10.42		Amendment to Agreement, dated as of March 13, 2006, by and between Rewards Network Services Inc. and American Express Travel Related Services Company, Inc. is incorporated herein by reference to Exhibit 10.39 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.
10.43		Second Amended and Restated Agreement, dated as of March 13, 2006, by and between Rewards Network Services Inc. and Upromise, Inc. is incorporated herein by reference to Exhibit 10.40 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.
10	.44*	Settlement Agreement, dated March 6, 2007 by and among Rewards Network Inc., Rewards Network Establishment Services Inc., Rewards Network Services Inc., and RTR Funding LLC, on the one hand, and Bistro Executive, Inc., dba Tournesol; Patrice Lambert; Westward Beach Restaurant Holdings, LLC, formerly dba The Gray Whale; Thomas Averna; Minibar, Inc., dba Minibar Lounge; and Rebekah Barrow.
21	.1*	List of Subsidiaries
23	.1*	Consent of KPMG LLP
24	.1*	Power of Attorney (contained in the signature page to this annual report on Form 10-K)
31	.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31	.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	.1*	Section 1350 Certification of Chief Executive Officer
32	.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2007.

REWARDS NETWORK INC.

By:
/s/  Ronald L. Blake
Name:                         Ronald L. Blake
Title:          President and Chief Executive Officer

Power Of Attorney

Each person whose signature appears below, being a director of Rewards Network Inc., a Delaware corporation (the “Company”), hereby constitutes and appoints Ronald L. Blake , Christopher J. Locke, and Roya Behnia and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign one or more Annual Reports for the fiscal year ended December 31, 2006 on Form 10-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or such other form as any such attorney-in-fact may deem necessary or desirable, any amendments thereto, and all additional amendments thereto, each in such form as they or either of them may approve, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Exchange Act and the applicable rules and regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below, and on the 16th day of March, 2007.

Signature	Title

/s/ Donald J. Liebentritt Donald J. Liebentritt	Chairman of the Board

/s/ Ronald L. Blake Ronald L. Blake	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Christopher J. Locke Christopher J. Locke	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Signature	Capacity In Which Signed

/s/ Adam M. Aron Adam M. Aron	Director

/s/ Karen I. Bremer Karen I. Bremer	Director

/s/ Peter C.B. Bynoe Peter C.B. Bynoe	Director

Signature	Capacity In Which Signed

/s/ Raymond A. Gross Raymond A. Gross	Director

/s/ F. Philip Handy F. Philip Handy	Director

/s/ Nils E. Larsen Nils E. Larsen	Director

/s/ Harold I. Shain Harold I. Shain	Director

/s/ John A. Ward, III John A. Ward, III	Director

/s/ Frank E. Wood Frank E. Wood	Director

REWARDS NETWORK INC.

LISTING OF EXHIBITS

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.
3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.
4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.
4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.
4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.
4.4	Indenture, dated as of October 15, 2003, as amended and restated as of February 4, 2004, between Rewards Network Inc. and LaSalle Bank National Association is incorporated herein by reference to Exhibit 4.15 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.
4.5	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC is incorporated herein by reference to Exhibit 4.18 to iDine Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 14, 2003.
10.1	Stock Purchase and Sale Agreement, dated as of November 6, 1997, among Transmedia Network Inc., Samstock, L.L.C. and Transmedia Investors L.L.C. is incorporated herein by reference to Exhibit 10.1 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on November 17, 1997.
10.2	Amended and Restated Agreement Among Stockholders, dated as of March 3, 1998, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors L.L.C., Melvin Chasen and Iris Chasen and Halmostock Limited Partnership is incorporated herein by reference to Exhibit 10.5 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 17, 1998.
10.3	Stockholders Agreement, dated as of March 3, 1998, among Transmedia Network Inc., EGI — Transmedia Investors, L.L.C., Samstock, L.L.C., and Halmostock Limited Partnership is incorporated herein by reference to Exhibit 10.6 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 17, 1998.
10.4	Transmedia Network Inc. 1987 Stock Option and Rights Plan is incorporated herein by reference to Exhibit 10.2 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 000-4028), filed on December 29, 1994.
10.5	Form of Stock Option Agreement (as modified) between iDine Rewards Network Inc. and certain directors is incorporated herein by reference to Exhibit 10.3 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No.001-13806), filed on December 29, 1995.
10.6	iDine Rewards Network Inc. 1996 Long-Term Incentive Plan, including amendments through June 1, 2002, is incorporated herein by reference to Exhibit 10.13 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed March 12, 2004.
10.7	Rewards Network Inc. 2004 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.
10.8	Amendment No. 1 to the Rewards Network Inc. 2004 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.

Exhibit
No.	Description

10.9	Rewards Network Inc. 2006 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 26, 2006.
10.10	2006 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on January 25, 2006.
10.11	2007 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 5, 2007.
10.12	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 28, 2006.
10.13	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 5, 2007.
10.14	Restricted Stock Unit Award Agreement, dated as of June 1, 2006, between Ronald L. Blake and Rewards Network Inc. is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 26, 2006.
10.15	Rewards Network Inc. 2004 Non-Employee Director Awards Program is incorporated herein by reference to Exhibit 10.4 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.
10.16	Amendment Number One to the Rewards Network Inc. 2004 Non-Employee Director Awards Program is incorporated herein by reference to Exhibit 10.5 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 8, 2004.
10.17	Rewards Network Inc. 2006 Non-Employee Director Awards Program is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 26, 2006.
10.18	Lease by and between Equity Office Properties Management, as agent for Two North Riverside Plaza Joint Venture Limited Partnership, and iDine Rewards Network Inc., dated May 5, 2003 is incorporated herein by reference to Exhibit 10.16 to iDine Rewards Network Inc.’s Annual Report on Form 10-K/A (File No. 001-13806), filed on October 7, 2003.
10.19	First Amendment, dated May 8, 2006, between Rewards Network Inc. and Equity Office Properties Management Corp., as agent for Two North Riverside Plaza Joint Venture Limited Partnership, an Illinois limited partnership, sole beneficiary of LaSalle National Trust, N.A., successor trustee under Trust Agreement dated June 26, 1969 and known as Trust No. 39712 is incorporated herein by reference to Exhibit 10.6 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on May 9, 2006.
10.20	Standard Office Building Lease, dated May 11, 2001, between Transmedia Network Inc. and Biscayne Centre, LLC is incorporated herein by reference to Exhibit 10.4 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on July 5, 2005.
10.21	First Amendment to Standard Office Building Lease, dated July 24, 2002, between Transmedia Network Inc. and Biscayne Centre, LLC is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on July 5, 2005.
10.22	Second Amendment, dated August 24, 2006, between Rewards Network Inc. and Equity Office Properties Management Corp., as agent for Two North Riverside Plaza Joint Venture Limited Partnership, an Illinois limited partnership, sole beneficiary of LaSalle National Trust, N.A., successor trustee under Trust Agreement dated June 26, 1969 and known as Trust No. 39712 is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on August 25, 2005.
10.23	Second Amendment to Standard Office Building Lease, dated January 24, 2005, between Rewards Network Inc. and Biscayne Centre, LLC is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on July 5, 2005.
10.24	Third Amendment to Standard Office Building Lease, dated June 28, 2005, between Rewards Network Inc. and 119 Partners, LLC is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on July 5, 2005.

Exhibit
No.	Description

10.25	Lease by and between Equity Office Management, L.L.C., as indirect manager of San Felipe Plaza, Ltd. and Rewards Network Inc., dated June 25, 2004, is incorporated herein by reference to Exhibit 10.6 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 8, 2004.
10.26	Lease by and between Insignia Corporate Establishments (U.S.) Inc. and Rewards Network Inc., dated August 30, 1999, and the amendment thereto, is incorporated herein by reference to Exhibit 10.14 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 14, 2005.
10.27	Employment Agreement, dated September 13, 2005, between Rewards Network Inc. and Ronald L. Blake is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on September 14, 2005.
10.28	Offer Letter, dated September August 10, 2000, between Transmedia Network Services Inc. and Megan E. Flynn is incorporated herein by reference to Exhibit 10.22 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.
10.29	Severance, Proprietary Interest Protection and Non-Solicitation Agreement, dated as of March 18, 2005, between Rewards Network Services Inc. and Megan E. Flynn. is incorporated herein by reference to Exhibit 10.23 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.
10.30	Offer Letter, dated April 14, 2005, between Rewards Network Services Inc. and Christopher J. Locke. is incorporated herein by reference to Exhibit 10.24 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.
10.31	Offer Letter, dated June 14, 2005, between Rewards Network Establishment Services Inc. and Robert S. Wasserman is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on June 17, 2005.
10.32	Severance, Proprietary Interest Protection and Non-Solicitation Agreement, dated as of June 14, 2005, between Rewards Network Establishment Services Inc. and Robert S. Wasserman is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on June 17, 2005.
10.33	Offer Letter, dated August 3, 2006, between Rewards Network Inc. and Roya Behnia is incorporated herein by reference to Exhibit 10.6 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 8, 2006.
10.34	Severance and Release Agreement, dated September 26, 2006, between Bryan R. Adel and Rewards Network Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on September 26, 2006.
10.35	Form of Directors’ and Officers’ Indemnity Agreement, dated as of May , 2002, between iDine Rewards Network Inc. and the indemnitee stated therein is incorporated herein by reference to Exhibit 99 to iDine Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-89406), filed on May 30, 2002.
10.36	Rewards Network Inc. Severance Plan. is incorporated herein by reference to Exhibit 10.34 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.
10.37	Credit Agreement, dated as of November 3, 2004, by and among Rewards Network Inc., Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, and the other lenders party thereto is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on November 4, 2004.
10.38	Amendment No. 1 and Waiver to Credit Agreement, dated as of July 19, 2005, by and among Rewards Network Inc., Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, the other lenders party thereto, and the subsidiaries of Rewards Network Inc. party thereto is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on July 20, 2005.

Exhibit
No.		Description

10.39		Amendment No. 2 to Credit Agreement, dated as of June 30, 2006, by and among Rewards Network Inc., Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, the other lenders party thereto, and the subsidiaries of Rewards Network Inc. party thereto is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on July 6, 2006.
10.40		Services Agreement, dated March 24, 2004, between First Data Merchant Services Corporation and Rewards Network Inc. is incorporated herein by reference to Exhibit 10.27 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 14, 2005.
10.41		Agreement, dated as of September 19, 2005, by and between Rewards Network Services Inc. and American Express Travel Related Services Company, Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on September 23, 2005.
10.42		Amendment to Agreement, dated as of March 13, 2006, by and between Rewards Network Services Inc. and American Express Travel Related Services Company, Inc. is incorporated herein by reference to Exhibit 10.39 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.
10.43		Second Amended and Restated Agreement, dated as of March 13, 2006, by and between Rewards Network Services Inc. and Upromise, Inc. is incorporated herein by reference to Exhibit 10.40 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.
10	.44*	Settlement Agreement, dated March 6, 2007 by and among Rewards Network Inc., Rewards Network Establishment Services Inc., Rewards Network Services Inc., and RTR Funding LLC, on the one hand, and Bistro Executive, Inc., dba Tournesol; Patrice Lambert; Westward Beach Restaurant Holdings, LLC, formerly dba The Gray Whale; Thomas Averna; Minibar, Inc., dba Minibar Lounge; and Rebekah Barrow.
21	.1*	List of Subsidiaries
23	.1*	Consent of KPMG LLP
24	.1*	Power of Attorney (contained in the signature page to this annual report on Form 10-K)
31	.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31	.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	.1*	Section 1350 Certification of Chief Executive Officer
32	.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith