Form 10-Q
period 2007-03-31
REWARDS NETWORK INC
filed 2007-05-08
CIK 78536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

As of May 2, 2007, there were 27,123,391 shares of the registrant’s common stock, par value $.02 per share, outstanding.

INDEX

REWARDS NETWORK INC. AND SUBSIDIARIES

REWARDS NETWORK INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,407	$52,496
Short-term available for sale securities	32,975	32,500
Accounts receivable, net of allowance for doubtful accounts of $2,230, and $2,078, respectively	7,757	6,793
Dining credits, net of allowance for doubtful accounts of $14,788 and $12,210, respectively	79,283	76,366
Deferred income taxes	9,804	10,409
Prepaid expenses	1,820	2,449
Income taxes receivable	2,804	1,433

Total current assets	175,850	182,446
Property and equipment, net of accumulated depreciation and amortization of $21,502 and $20,380, respectively	9,318	8,712
Other assets	804	1,124
Goodwill	8,117	8,117
Deferred income taxes	6,256	6,180

Total assets	$200,345	$206,579

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable—dining credits	$5,670	$6,801
Accounts payable—member benefits	5,303	5,766
Accounts payable—trade	1,298	1,953
Accrued compensation	1,781	3,599
Other current liabilities	4,034	3,738
Deferred membership fee income	924	982
Litigation and related accruals, current	13,461	13,650

Total current liabilities	32,471	36,489
Convertible subordinated debentures	70,000	70,000
Litigation and related accruals, net of current portion	15,000	15,000
Other long-term liabilities	51	353

Total liabilities	117,522	121,842

Stockholders’ equity:
Common stock, par value $0.02 per share; authorized 70,000 shares; issued 27,101 and 26,875 shares, respectively; and outstanding 26,819 and 26,593 shares, respectively	542	538
Additional paid-in capital	66,212	66,138
Accumulated other comprehensive income:
Foreign currency translation, net of income taxes	388	391
Retained earnings	17,891	19,880
Treasury stock, at cost (282 shares of common stock)	(2,210)	(2,210)

Total stockholders’ equity	82,823	84,737

Total liabilities and stockholders’ equity	$200,345	$206,579

See accompanying notes to consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Operating revenues:

Sales	$52,916	$67,602

Cost of sales	26,436	35,286
Provision for losses	2,275	447
Member benefits	9,448	9,088

Total direct expenses	38,159	44,821

Net revenue	14,757	22,781
Membership fees and other income	474	575

Total operating revenues	15,231	23,356

Operating expenses:
Salaries and benefits	5,488	5,861
Sales commissions and expenses	5,161	4,948
Professional fees	870	855
Member and merchant marketing	1,587	1,317
General and administrative	4,817	4,606
Litigation and related expenses	—	2,625

Total operating expenses	17,923	20,212

Operating (loss) income	(2,692)	3,144

Other income (expense):
Interest and other income	836	458
Interest expense and financing costs	(883)	(735)

(Loss) income before income tax (benefit) provision	(2,739)	2,867

Income tax (benefit) provision	(750)	1,050

Net (loss) income	(1,989)	1,817

(Loss) earnings per share of common stock:
Basic	$(0.07)	$0.07

Diluted	$(0.07)	$0.07

Weighted average number of common and common equivalent shares outstanding:
Basic	26,849	26,593

Diluted	26,849	26,823

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	(Unaudited)
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(1,989)	$1,817

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,266	1,247
Provision for losses	2,275	447
Stock-based compensation	479	480
Deferred income taxes	529	547

Changes in assets and liabilities:
Accounts receivable	(1,229)	1,524
Dining credits including accounts payable—dining credits	(6,046)	18,885
Prepaid expenses	615	(102)
Income taxes receivable	(1,371)	1,251
Other assets	190	33
Accounts payable—member benefits	(463)	453
Accounts payable—trade	(1,149)	(115)
Accrued compensation	(1,819)	801
Other liabilities	(69)	(1,153)
Deferred membership fee income	(58)	(77)
Litigation and related accruals	(189)	2,625

Net cash (used in) provided by operating activities	(9,028)	28,663

Cash flows from investing activities:

Purchases of available for sale securities	(1,125)	(25,425)
Sales of available for sale securities	650	—
Additions to property and equipment	(1,726)	(762)

Net cash used in investing activities	(2,201)	(26,187)

Cash flows from financing activities:

Tax benefit from the exercise of stock options	19	199
Proceeds from the exercise of stock options	139	544

Net cash provided by financing activities	158	743

Effect of exchange rate on cash	(18)	3

Net (decrease) increase in cash	(11,089)	3,222
Cash and cash equivalents:
Beginning of the period	52,496	31,585

End of the period	$41,407	$34,807

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$2

Income taxes	$74	$432

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except per share data)

Note 1 - Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these interim financial statements in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments that are of a normal recurring nature necessary to fairly present the unaudited condensed consolidated financial position of Rewards Network Inc. and its subsidiaries (collectively, the “Company”) at March 31, 2007, unaudited condensed consolidated results of operations of the Company for the three months ended March 31, 2007 and 2006 and unaudited condensed consolidated statements of cash flows of the Company for the three months ended March 31, 2007 and 2006 have been made. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2007. The condensed consolidated balance sheet as of December 31, 2006 is derived from the Company’s audited consolidated financial statements.

Nature of operations: The Company is a leading provider of marketing services, business intelligence, loyalty programs and access to capital to the restaurant industry. Thousands of restaurants across North America benefit from the Company’s services. The Company links its participating restaurants to members of its loyalty programs by marketing participating restaurants to members and providing members with incentives to dine at participating restaurants. The Company attracts members to its loyalty programs through its website, www.rewardsnetwork.com, and relationships with leading airline frequent flyer programs, clubs and other affinity organizations.

The Company primarily offers two programs to various types of restaurants — the Marketing Services Program and the Marketing Credits Program. The Marketing Services Program provides restaurants with marketing, business intelligence and loyalty programs. In addition to these services, the Marketing Credits Program provides access to capital through the purchase of a portion of future member transactions.

The Company markets participating restaurants to members through the Internet, email, and print marketing. The Company offers business intelligence to participating restaurants by providing aggregated data regarding members’ activity, including member feedback through surveys. The Company also offers loyalty programs by providing loyalty rewards to members when they dine at a participating restaurant. The Company provides access to capital by purchasing a portion of future member transactions from participating restaurants in bulk and in advance. The Company is paid for its services and, if applicable, receives the portion of a member’s transaction that it has purchased only if a member dines at a participating restaurant when loyalty rewards are available and pays using a payment card that has been registered with the Company. The Company’s revenue is equal to a percentage of the member’s total dining transaction amount. When discussing the business, including the financial statements, the term “dining credits” is used to refer to the portion of future member transactions that the company purchases.

In March 2007, the Company began to provide access to capital through a loan product, called RCR Loans. The RCR Loan product provides restaurants with access to capital only and does not provide marketing, business intelligence or loyalty programs. The Company markets and services the RCR Loans on behalf of WebBank, a non-affiliated FDIC-insured, state-chartered Industrial Bank. The Company purchases RCR Loan notes from WebBank after WebBank originates and funds the RCR Loan. The Company then services the notes in order to provide a single point of contact to the restaurants to whom it markets the RCR Loan product. The Company’s revenues from the RCR Loan product are not tied to member activity as with the Company’s other product offerings. For RCR Loans, the Company receives from restaurants regular fixed repayments of the notes it purchases from WebBank. This product allows the Company to offer restaurants an alternative to its Marketing Credits Program when they do not desire marketing, loyalty or business intelligence, and do desire a fixed payment schedule. We intend to present separately financial information regarding the RCR Loan product when results of this product become material to our financial statements.

The Company’s revenues from all of its products are applied to recover the Company’s cost of purchasing a portion of future member transactions and providing loyalty rewards to members; cover its selling, marketing, general and administrative expenses; fund the purchase of RCR Loan notes from WebBank; and generate operating income that provides a return for its stockholders.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Note 2 - Certain Relationships and Related Party Transactions (square footage not in thousands)

On May 5, 2003, the Company entered into an office lease agreement with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, a limited partnership comprised in part of certain trusts. The trustee of these trusts is Chai Trust Company, L.L.C., and Donald J. Liebentritt, the Chairman of the Company’s Board of Directors, is President of Chai Trust Company, L.L.C. Two North Riverside Plaza Joint Venture Limited Partnership is an affiliate of Samstock, L.L.C., the Company’s largest stockholder. The lease initially provided for 10,000 square feet of office space at Two North Riverside Plaza, Chicago, Illinois and, effective July 1, 2004, the Company exercised its option to increase this space to 14,324 square feet. On May 8, 2006, the Company entered into a First Amendment to this lease that increased the space to 24,665 square feet. On August 24, 2006, the Company entered into a Second Amendment to this lease that increased the space to 28,721 square feet. The term of the lease, as amended, is from September 1, 2003 through August 31, 2011. The Company paid rent of $130 and $70 for the three months ended March 31, 2007 and 2006, respectively.

The Company has entered into two storage space lease agreements with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, one dated November 2, 2005 and one dated October 22, 2003. The leases provide for an aggregate of 1,130 square feet of storage space at Two North Riverside Plaza, Chicago, Illinois. The term of the November 2, 2005 lease is from November 7, 2005 through August 31, 2008 and the term of the October 22, 2003 lease is month-to-month. The Company paid rent for these storage spaces of $2 and $3 for the three months ended March 31, 2007 and 2006, respectively.

The future minimum lease obligations for the above leases are as follows:

Remaining three quarters of 2007	$403
Year ended December 31, 2008	547
Year ended December 31, 2009	554
Thereafter	930

Total minimum lease payments	$2,434

On June 20, 2005, the Company entered into an office lease agreement with CA Shorebreeze Limited Partnership, an affiliate of Equity Office Properties Trust. Affiliates of Samstock L.L.C., the Company’s largest stockholder, had a substantial interest in Equity Office Properties Trust through February 2007. The lease is for office space at 255 Shoreline Drive, Suite 145, Redwood City, California. The term of the lease is from August 10, 2005 through February 9, 2009. The Company paid rent of $7 for each of the three months ended March 31, 2007 and 2006.

On August 4, 2005, the Company entered into an office license agreement with WA-Columbia Center, L.L.C., an affiliate of Equity Office Properties Trust. The license is for office space at 701 Fifth Avenue, Suite 1410, Seattle, Washington. The term of the license is from August 1, 2005 through July 31, 2008. The Company paid rent of $7 for each of the three months ended March 31, 2007 and 2006, respectively.

Terminated agreements

On October 20, 2005, the Company entered into an office sublease agreement with Equity Group Investments, L.L.C. (“EGI”). Donald J. Liebentritt, the Chairman of the Company’s Board of Directors, is a Senior Advisor with EGI and Nils E. Larsen, a director of the Company, is a Managing Director of EGI. EGI is an affiliate of Samstock, L.L.C., the Company’s largest stockholder. The sublease provided for approximately 3,600 square feet of office space at Two North Riverside Plaza, Chicago, Illinois. The term of the sublease was from October 21, 2005 and continued on a month-to-month basis. The Company terminated the lease in September 2006. The Company paid rent of $7 during the three months ended March 31, 2006.

Note 3 - Litigation

On May 25, 2004, a complaint was filed in the Los Angeles County Superior Court against the Company and certain of its subsidiaries by Bistro Executive, Inc. and certain other restaurants and their owners and guarantors who participated in the Company’s dining credits Purchase Plan (the “Dining Plan”).

The complaint was brought as a putative class action and alleged that amounts paid by the Company under the Dining Plan constituted loans in violation of California usury laws and the California Unfair Competition Law. We describe this litigation, including the removal of the case to the United States District Court for the Central District of California and the certification of class action treatment of the case, in greater detail in our previously filed Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and some of our Current Reports on Form 8-K.

The Company has entered into a settlement agreement with the representative plaintiffs to settle this litigation on behalf of a Settlement Class. The settlement agreement was preliminarily approved by the District Court on March 22, 2007.

Under the settlement as preliminarily approved, the “Settlement Class” is defined to include (1) all California merchants that, during the period of May 25, 2000 through December 31, 2004 participated in the Company’s dining credits program and received a cash advance during that period from the Company pursuant to the pre-October 2004 versions of the Company’s same contracts, and (2) any person who from May 25, 2000 to December 31, 2004, guaranteed the merchant’s obligations under the relevant contracts. Excluded from the Settlement Class are persons or entities with claims based on cash advances made by the Company prior to May 24, 2000, persons or entities that asked to be excluded from the Class previously certified in the case, and persons or entities that elect to be excluded from the Settlement Class within the allowed time frame.

Under the settlement as preliminarily approved, the Company will receive a full and final release from the Settlement Class as defined in the settlement agreement and the California litigation will be dismissed with prejudice. Under the terms of the settlement, the Company continues to deny any liability to the Settlement Class and any wrongdoing in connection with its business activities in California that are the subject of the class action. The representative plaintiffs, on behalf of the Settlement Class, acknowledge that their counsel have determined, after an investigation of the facts and the law, that the benefits to be obtained by the Settlement Class under the settlement agreement outweigh the costs, risks and delays associated with the continued litigation of their claims, including the uncertainty of the outcome of the Company’s pending appeal to the United States Court of Appeals for the Ninth Circuit.

The settlement is subject to entry of a final order of approval by the District Court at or after the final fairness hearing, and may be terminated by the Company if terms of the Settlement Agreement are modified in any material respect by the Court at or after the final approval hearing, or if the Company’s exposure to members of the Settlement Class who may opt out of the settlement exceed certain levels.

The Company has recorded $38,771 in expense during 2004 through 2006 relating to the California class action suit, including $2,625 recorded during the three months ended March 31, 2006. The liability recorded as of December 31, 2006 included future legal and administrative costs as allowed under Emerging Issues Task Force (“EITF”) Topic No. D-77, “Accounting for Legal Costs Expected to Be Incurred in Connection with a Loss Contingency.” The accrual was calculated using the discounted cash flow method. As such, the Company reduced the liability by $1,360 in December 2006 as a result of this discounted cash flow and is amortizing this amount through 2009. The balance of the accrual relating to this litigation as of March 31, 2007 was $28,261 and is expected to be paid through 2009.

As previously disclosed, a complaint was filed on October 1, 2004, in the United States District Court for the Eastern District of Texas against Rewards Network Inc. by Source, Inc. The complaint claimed that the Company infringed four patents owned by Source, Inc. The Company filed a counterclaim for trademark infringement against Source, Inc. On April 26, 2006, the Company entered into a Settlement Agreement with Source, Inc. settling the disputes between the parties. As part of the Settlement Agreement, Source, Inc. will discontinue using “Rewards Network” and the parties entered into a nonexclusive license agreement pursuant to which the Company obtained a license from Source, Inc. to practice the inventions under the subject patents for a payment of $1,000, consisting of an initial payment of $800 (paid during the quarter ended June 30, 2006) and payments of $100 on each of the first two anniversaries of the date of the Settlement Agreement. The Company recorded an expense of $1,300 relating to the settlement and associated legal and administrative costs during 2006. On April 18, 2007, the Company agreed with Source Inc. to make a final payment of $175 in April 2007. This payment settled the balance in the accrual. The table below outlines the costs associated with both of these litigation matters.

	Original Charge	Amounts Paid	Reclassifications	Balance at December 31, 2006	Amounts Paid	Interest Expense	Balance at March 31, 2007
California Class Action Suit:
Expense for Class	$16,740	—	—	$16,740	—	$139	$16,879
Related litigation expenses	21,481	(9,771)	—	11,710	(374)	46	11,382
Dining credits reserve	550	—	(550)	—	—	—	—

Total California litigation	38,771	(9,771)	(550)	28,450	(374)	185	28,261

Source Inc. litigation:
Settlement	1,000	(800)	—	200	—	—	200
Associated legal costs	740	(740)	—	—	—	—	—

Total Source Inc. litigation	1,740	(1,540)	—	200	—	—	200

Total litigation and related expenses	$40,511	$(11,311)	$(550)	$28,650	$(374)	$185	$28,461

Note 4 - (Loss) Earnings per Share

Basic (loss) earnings per share was computed by dividing net (loss) income available to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding for each period presented. Diluted (loss) earnings per share was computed by dividing net (loss) income available to common stockholders by the weighted-average number of shares of the Company’s common stock and common stock equivalents outstanding for each period presented. Weighted average shares of common stock equivalents of 4,083 and 3,913 for the three months ended March 31, 2007 and 2006, respectively were excluded as their effect would have been anti-dilutive.

	Three Months Ended March 31,
	2007	2006
Net (loss) income	$(1,989)	$1,817

Weighted average number of shares of common stock and common stock equivalents outstanding
Basic	26,849	26,593
Stock options and restricted stock	—	230

Diluted	26,849	26,823

(Loss) Earnings per share:
Basic	$(0.07)	$0.07

Diluted	$(0.07)	$0.07

Note 5 - Business and Credit Concentrations

As of March 31, 2007, the Company had contracts or relationships with nine major airlines that offer frequent flyer miles as rewards. Members of each of the United Air Lines and Upromise Inc. programs represented 10% or more of the Company’s sales for the three months ended March 31, 2007. Members of each of the United Air Lines, Delta Air Lines and Upromise Inc. programs represented 10% or more of the Company’s sales for the three months ended March 31, 2006. The following table illustrates the Company’s partner sales concentration as a percentage of total sales:

	Three Months Ended March 31,
	2007	2006
Airlines	59.5%	57.4%

All partners that each represent 10% or more of sales	41.1%	45.9%

Note 6 - Minimum Partner and Vendor Obligations

The Company has agreements with various partners and vendors that obligate the Company, among other things, to certain minimum purchases as well as minimum thresholds of marketing activities. These partner and vendor obligations are generally measured over a one to three year period. The Company periodically evaluates whether its minimum obligations with respect to each partner and vendor will be satisfied and records a liability if appropriate. The Company has minimum purchase obligations with these vendors of $10,789 in the remaining three quarters of 2007 and $8,270 in 2008.

Note 7 - Available for Sale Securities

The Company’s investments, all of which are classified as available for sale, are comprised of municipal, tax-free auction rate securities. At March 31, 2007, the Company had $32,975 in available-for-sale securities and these securities have a re-pricing date of less than one year.

Note 8 - Recently Accepted Accounting Pronouncements

In June 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. No reserve was needed on the Company’s financial statements as a result of the adoption of FIN No. 48.

The Company’s policy is to recognize interest and penalties accrued related to unrecognized tax benefits in income tax provision (benefit). The Company had an accrual of $144 for interest and penalties as of January 1, 2007. Federal tax returns filed for years 2004 and 2005 are within the statute of limitations and remain subject to examination. State tax returns filed for years 2003, 2004 and 2005 are within the statute of limitations and remain subject to examination.

In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” (“EITF No. 06-3”), that entities may adopt a policy of presenting taxes in the income statement either on a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between the seller and a customer (e.g., sales taxes, use taxes, value-added taxes, and some types of excise taxes). EITF No. 06-3 was effective for the Company’s financial statements for interim and annual reporting periods beginning after December 15, 2006 and the impact was not material to the Company’s results of operations. The Company’s policy is to present the net amount of such taxes in its statement of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands, except per share data)

You should read the following discussion together with our unaudited condensed consolidated financial statements and notes to those financial statements, which are included in this report. This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “intends,” “expects,” “could,” “should,” “plans,” “believes,” “estimates” or words or phrases of similar import generally identify forward-looking statements. You are cautioned that forward-looking statements are subject to risks, trends and uncertainties that could cause actual results, performance or achievements to differ materially from those expressed in any forward-looking statements. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to, the following: (i) our inability to attract and retain merchants, (ii) our inability to maintain a fully-staffed sales force, (iii) our dependence on our relationships with airlines and other reward program partners for a significant number of members, (iv) the concentration of a significant amount of our rewards currency in one industry group, the airline industry, (v) our inability to attract and retain active members, (vi) our inability to maintain an appropriate balance between the number of members and the number of participating merchants in each market, (vii) our dependence upon our relationships with payment card issuers, transaction processors, presenters and aggregators, (viii) our susceptibility to restaurant credit risk and the risk that our allowance for losses related to restaurant credit risk in connection with dining credits and RCR Loan notes may prove inadequate, (ix) our minimum purchase obligations and performance requirements, (x) changes to payment card association rules and practices, (xi) network interruptions, processing interruptions or processing errors, (xii) our susceptibility to a changing regulatory environment, (xiii) increased operating costs or loss of members due to privacy concerns of our program partners, payment card processors and the public, (xiv) the failure of our security measures, (xv) economic changes, (xvi) the loss of key personnel, (xvii) the termination of the settlement of a class action lawsuit, (xviii) the filing of class action lawsuits in other states, (xix) increasing competition, (xx) a shift toward Marketing Services Program that may cause revenues to decline, (xxi) our inability to obtain sufficient cash, and (xxii) the failure of our RCR Loan product to be successful. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time or otherwise, except as required by law. See the risk factors included as Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 for a more detailed discussion of the foregoing and other factors that could cause actual results to differ materially from those included in the forward-looking statements and that, among others, should be considered in evaluating our outlook.

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

We primarily offer two programs to various types of restaurants — our Marketing Services Program and our Marketing Credits Program. Our Marketing Services Program provides restaurants with marketing, business intelligence and loyalty programs. In addition to these services, our Marketing Credits Program provides restaurants with access to capital through our purchase of a portion of future member transactions.

We market participating restaurants to members through the Internet, email and print marketing. We offer business intelligence to participating restaurants by providing aggregated data regarding members’ activity, including member feedback through surveys. We also offer customer loyalty programs by providing loyalty rewards to members when they dine at participating restaurants. We provide access to capital by purchasing a portion of future member transactions from participating restaurants in bulk and in advance. We are paid for our services and, if applicable, receive the portion of a member’s transaction that we have purchased only if a member dines at a participating restaurant when loyalty rewards are available and pays using a payment card that has been registered with us. Our revenue is equal to a percentage of the member’s total dining transaction amount. When discussing our business, including in our financial statements, the term “dining credits” is used to refer to the portion of future member transactions that we purchase.

In March 2007, we began to provide access to capital through a loan product, called RCR Loans. The RCR Loan product provides restaurants with access to capital only and does not provide marketing, business intelligence or loyalty programs. We market and service the RCR Loans on behalf of WebBank, a non-affiliated FDIC-insured, state-chartered Industrial Bank. We purchase RCR Loan notes from WebBank after WebBank originates and funds the RCR Loan. We then service the notes in order to provide a single point of contact to the restaurants to whom we market the RCR Loan product. Our revenues from the RCR Loan product are not tied to member activity as with our other product offerings. For RCR Loans, we receive from restaurants regular fixed repayments of the notes we purchase from WebBank. This product allows us to offer restaurants an alternative to our Marketing Credits program when they do not desire marketing, loyalty or business intelligence, and do desire a fixed payment schedule.

The development of the RCR Loan product has required and will require us to make significant investments of management time and infrastructure, as well as funds. We do not have previous experience marketing and servicing loans and we face competition from various finance companies that market loans to restaurants. The impact on the results for the quarter ended March 31, 2007 was limited to the provision for losses, management’s time and a few new employees. In the future, we expect to hire additional personnel to sell and manage this product, record additional provision for losses with respect to the portfolio and experience additional cash outflows from its funding.

In addition to the launch of the RCR Loan product, we are continuing to provide valuable member feedback to merchants through the use of post-dine surveys and other forms of communication. We have received over 500,000 post-dine surveys from our members as of March 31, 2007. We believe these post-dine surveys are valuable because they come from members who have dined at our restaurants, unlike many other restaurant review surveys. We also have begun to survey our restaurants on their satisfaction with our programs and on other items of general interest to the industry. By seeking direct feedback from both our merchants and our members, we believe we have tapped into a new source of market intelligence that we can use to improve our product offerings in order to attract and retain restaurants and to identify future growth opportunities.

Our financial results for the three months ended March 31, 2007 have not affected our focus on rebuilding and investing in our people, processes and overall strategy to generate revenue growth that is profitable and sustainable in the long term. Because we believe revenue growth is tied to the number of merchants participating in our programs, during the fourth quarter of 2006, we significantly increased our sales force. By the end of 2006, our sales force became fully staffed, which we believe will contribute to future growth in our merchant count in 2007. Newly hired sales employees typically take six months to be effective in the field and the additional sales expenses associated with these new employees contributed to our operating loss during the quarter.

In addition to our fully staffed sales force, we continue to rebuild and invest in people, processes and internal systems needed to solidify our operating infrastructure and prepare for future revenue growth and increased long-term profitability. Our operational investments in the quarter included system enhancements that are designed to improve the ways in which we demonstrate the value of our programs to restaurants to positively impact retention and add new restaurants, resulting in enhanced member engagement. These system expenses included continued development of business intelligence reporting for our merchants, the development of a new member-facing website and a digital tool for sales and risk assessment designed to make our sales force more effective in the field. These investments impacted both operating expenses and capital expenditures during the quarter and we expect these levels of investment to continue throughout the year.

In mid-2005, in the interest of reducing losses associated with our purchase of dining credits, we instituted new risk analysis and due diligence procedures for restaurants participating in our Marketing Credits Program. At that time, we also revised our Marketing Credits Program policies to increase the profitability of our deals and to better manage the risk associated with them. These revised policies reduced our cost of dining credits, which have remained consistent as a percentage of Marketing Credits Program sales since the beginning of 2006. Also as a result of these policies, our sales yield in each of the Marketing Credits Program and Marketing Services Program have increased. However, these policies also resulted in a shorter usage period for dining credits that negatively impacted our merchant count and increased the need for our sales force to be focused on renewing deals with participating restaurants rather than on signing new deals. With that in mind, beginning in early 2007, we refined our risk analysis and due diligence procedures in an effort to selectively lengthen usage periods and increase the amount of dining credits we purchase from desirable restaurants that meet our credit risk requirements. Based on the experience we have gained since the revised risk analysis and due diligence procedures were first implemented in 2005, we believe this effort should foster greater retention with desirable restaurants, contribute to growth in our overall Marketing Credits Program merchant count, and increase our net dining credits balance without sacrificing our standards for the creditworthiness of our merchant base. While we believe that these initiatives will have a long-term positive impact on our business, we expect them to increase the provision for losses to 3% to 5% of Marketing Credits Program sales. However, because our risk analysis and due diligence policies have been revised only recently, the actual provision for losses may be higher than that range. In addition, the provision for losses on the RCR Loan product will be higher as a percentage of RCR Loan product interest income and will lead to an increase in the overall provision for losses as a percentage of sales. Increases in the provision of losses adversely impact our results unless they are offset by increased profitability from the larger portfolio, the lengthened usage period and the purchased RCR Loans.

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

Allowance for Losses

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

We review members’ ability to use dining credits on a regular basis and provide for anticipated losses on dining credits. Losses are reduced by recoveries of dining credits previously written off. Account balances are charged off against the allowance after we believe that our merchants are unwilling or unable to honor their obligations relating to dining credits. After the write-off of the account, we continue to pursue recovery efforts.

We also provide an allowance for our RCR Loan product based upon historical write-off levels of our dining credits portfolio because the RCR Loan merchants have similar credit risk profiles to our dining credits merchants. If the actual loss expense relating to the RCR Loan product proves to be greater than that for our dining credit portfolio, our allowance for our RCR Loan product will be inadequate.

We purchase RCR Loan notes from WebBank after WebBank originates and funds the RCR Loan. If an RCR Loan restaurant fails, we may not realize any value for the RCR Loan note that we purchased. Even if an RCR Loan restaurant stays in business, it may fail to repay the note that we purchased and we may incur costs to collect on the note and may not recover amounts sufficient to compensate us for damages that we suffer. Although RCR Loans are originated and funded by WebBank based on its due diligence standards and the notes are secured by a lien on the restaurant’s assets, we cannot assure you that these measures will be adequate to ensure that we will realize the full value of every note that we purchase.

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

Impairment Loss on Goodwill

On at least an annual basis, we evaluate whether events and changes in circumstances warrant the recognition of an impairment loss on goodwill. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our programs, a change in the competitive environment and other industry and economic factors. Recoverability of an asset is measured by comparison of its carrying amount to the expected future cash flows. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results that are used in the preparation of projected cash flows, and, if different conditions prevail or judgments are made, a material write-down of goodwill could occur.

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

Revenue Recognition

We recognize revenue from the Marketing Credits Program and Marketing Services Program when members patronize our participating merchants and pay using a payment card they have registered with us. Revenue is recognized only if the member’s transaction qualifies for a benefit in accordance with the rules of the member’s particular program. The amount of revenue recognized is that portion of the member’s total transaction amount that we are entitled to receive in cash, in accordance with the terms of our agreement with the participating merchant. For example, if a member’s total qualified transaction amount is $100 at a participating merchant, as evidenced by the full amount of the payment card transaction, and our contract provides for us to receive 80%, the amount of revenue we recognize is $80, representing what we will actually realize in cash. Similarly, under the typical Marketing Services Program contract, we recognize revenue only to the extent that we are contractually entitled to receive cash for a portion of the member’s total qualified transaction amount. The same $100 transaction referred to above at a Marketing Services Program merchant may yield $17 in revenue to be recognized. Under the RCR Loan program, we recognize interest income upon receipt of payment from our merchants.

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

RESULTS OF OPERATIONS – COMPARISON OF THREE MONTHS ENDED MARCH 31, 2007 AND 2006

As a means of better explaining our operations and results, the following table illustrates the relationship between revenue and expense categories for the three months ended March 31, 2007 and 2006. These percentages have been rounded to the nearest tenth.

	Percentage of Sales
	2007	2006
Sales	100.0	100.0
Cost of sales	50.0	52.2
Provision for losses	4.3	0.7
Member benefits	17.9	13.4

Net revenue	27.9	33.7

Membership fees and other income	0.9	0.9

Total operating revenue	28.8	34.5

Salaries and benefits	10.4	8.7
Sales commission and expenses	9.8	7.3
Professional fees	1.6	1.3
Member and merchant marketing expenses	3.0	1.9
General and administrative expenses	9.1	6.8
Litigation and related expenses	0.0	3.9

Total operating expenses	33.9	29.9

Operating (loss) income	(5.1)	4.7

Other expense, net	(0.1)	(0.4)

(Loss) income before income tax (benefit) provision	(5.2)	4.2

Income tax (benefit) provision	(1.4)	1.6

Net (loss) income	(3.8)	2.7

Operating Revenues

The following table sets forth for the periods presented our sales, components of our costs of sales and certain other information for each of our two marketing programs. During the fourth quarter of 2006, we revised our Marketing Credits Program contracts to provide that we purchase a portion of future member transactions instead of dining credits that are used by members when they dine at participating restaurants. In discussing our business, we continue to use the term “dining credits” to refer to the portion of future member transactions that we purchase. Our revised contracts also provide for a separate fee for marketing, business intelligence and loyalty services. We include all components of the Marketing Credits Program, including the payment for marketing, business intelligence and loyalty services, in Marketing Credits Program sales and revenues because we analyze our business in this manner. We use the term “merchant” in this discussion to refer to restaurants, bars and clubs. Financial information regarding our interest income from the RCR Loan product is included in the Marketing Credits Program sales strictly for purposes of our income statement. We intend to present separately financial information regarding the RCR Loan product when results of this product become material to our financial statements.

	For the Three Months Ended March 31,
	2007			2006
	Marketing Credits Program	Marketing Services Program	Total	Marketing Credits Program	Marketing Services Program	Total
Merchant count as of March 31, 2007 and 2006, respectively	5,707	2,629	8,336	7,362	2,160	9,522
Number of qualified transactions	1,401	684	2,085	1,901	635	2,536
Average transaction amount	$47.23	$48.76	$47.74	$47.54	$47.96	$47.65

Qualified transaction amount	$66,175	$33,355	$99,530	$90,380	$30,456	$120,836
Sales yield	71.2%	17.3%	53.2%	69.2%	16.5%	55.9%
Sales	$47,134	$5,782	$52,916	$62,571	$5,031	$67,602
Cost of dining credits	$26,189	—	$26,189	$34,943	—	$34,943
Processing fee	168	79	247	257	86	343

Total cost of sales	$26,357	$79	$26,436	$35,200	$86	$35,286

Provision for losses	$2,275	—	$2,275	$447	—	$447

Member benefits	4,755	2,124	6,879	5,315	1,730	7,045
Bonus rewards	571	804	1,375	586	198	784
Partner Commissions	924	270	1,194	964	295	1,259

Total member benefits	$6,250	$3,198	$9,448	$6,865	$2,223	$9,088

Net revenue	$12,252	$2,505	$14,757	$20,059	$2,722	$22,781

In analyzing sales, we focus on three key metrics: merchant count, qualified transaction amount and sales yield. Merchant count is the number of merchants active in our program at the end of each period. Qualified transaction amount represents the total dollar value of all member dining transactions that qualify for a benefit, and therefore provide revenue to us. Sales yield represents the percentage of the qualified transaction amount that we retain as revenue.

With regard to merchant count, ending merchant count as of March 31, 2007 was 8,336 as compared with 9,522 as of March 31, 2006, a decrease of 12.5%. The decrease in total Merchant Count was driven by a 1,655, or 22.5%, decrease in Marketing Credits Program merchants to 5,707 merchants, offset by a 469, or 21.7%, increase in Marketing Services Program merchants to 2,629 merchants.

The decrease in the number of Marketing Credits Program merchants is due in part to our revised dining credits purchasing policies, which has led to the removal of undesirable and unprofitable merchants from our dining credits portfolio. The decrease is also due in part to merchants that we otherwise desire to retain in our program that either will not agree to terms of a new deal that reflect our revised dining credits purchasing policies or no longer desire to participate in our program. Finally, the revised purchasing policies resulted in a shorter usage period in the portfolio, which has accelerated the renewal cycle of the portfolio. With the full staffing of our sales force at the end of 2006, we expect to grow the Marketing

Credits Program merchant count without compromising the quality of the merchants in our portfolio and the profitability of our deals by demonstrating the value of our services, including timely business intelligence reports, customer rating data and marketing to members through various media including Internet, email and print marketing. We also expect to retain desirable merchants by increasing, on a risk-adjusted basis, the amount of future member transactions that we purchase from them so that they remain in our program for a longer period of time. This should result in an increase in both our dining credits asset as well as the average usage period of the dining credits portfolio.

Qualified transaction amount at our participating merchants decreased $21,306, or 17.6%, to $99,530 for the three months ended March 31, 2007 compared to the same period in the prior year. The decrease in qualified transaction amount of 17.6% was higher than the decrease of 12.5% in our merchant count during the same period. Over the past few quarters the percentage decrease in qualified transaction had been smaller than the overall percentage decrease in merchant count as a result of increased revenue per merchant. The increase in revenue per merchant was due to a reduction of blackout days and member exclusions at participating merchants. This quarter we witnessed a change in this trend. The percentage decrease in qualified transaction amount was larger than the percentage decrease in merchant count despite our continued reduction of blackout days and member exclusion at participating merchants. We believe this change reflects a decrease in the average sales volume experienced by participating merchants in the quarter.

Total sales yield decreased to 53.2% for the three months ended March 31, 2007 compared with 55.9% for the same period in the prior year. The decrease in overall sales yield was a result of a shift in mix from higher yield Marketing Credits Program to lower yield but more profitable Marketing Services Program merchant count. Sales yield for the Marketing Credits Program increased from 69.2% for the three months ended March 31, 2006 to 71.2% for the three months ended March 31, 2007. Sales yield for the Marketing Services Program increased from 16.5% for the three months ended March 31, 2006 to 17.3% for the same period in 2007. The increase in Marketing Services Program sales yield between periods is a reflection of the higher prices that were introduced in January of 2006.

Sales for the three months ended March 31, 2007 decreased 21.7% when compared with the same period in the prior year primarily due to a decline in overall merchant count, a decrease in qualified transaction amount per merchant, a decrease in Marketing Credits Program sales and a shift in sales mix towards Marketing Services Program merchants. Marketing Credits Program sales for the three months ended March 31, 2007 decreased $15,437, or 24.7%, when compared with the same period in the prior year. Marketing Services Program sales for the three months ended March 31, 2007 increased $751, or 14.9%, when compared with the same period in the prior year.

Cost of sales, which is composed of the cost of dining credits and related processing fees, decreased to 50.0% of sales for the three months ended March 31, 2007 as compared to 52.2% of sales for the same period in the prior year. This decrease is due to a shift in revenues toward the Marketing Services Program, which has no material cost of sales.

The provision for losses increased to 4.3% of total sales and 4.8% of Marketing Credits Program sales for the three months ended March 31, 2007 compared with 0.7% of total sales and 0.7% of Marketing Credits Program sales for the same period in the prior year. The provision for the three months ended March 31, 2007 included reserves for both our Dining Credits portfolio and RCR Loan notes we purchased during the quarter. At the end of each reporting period we estimate the allowance for doubtful dining credits accounts and RCR Loan notes and, if necessary, adjust the allowance for losses. The dining credits portfolio is aged based on sales for the preceding quarter and the allowance is determined primarily by applying estimated loss percentages to the aged portfolio. Allowances are also provided for specifically identified accounts and for dining credits balances that are large or slow moving. The provision for losses also reflects the negative impact of merchant accounts that are written off and is positively impacted by the recoveries of amounts that have been previously written off. During the quarter ended March 31, 2007, we implemented a new write-off policy that calls for longer periods of time to determine if an account should be written off. As a result of this new policy, there was a slower write off of assets in the gross dining credits asset and an increase in the allowance for doubtful accounts. The new policy requires an account to be written off only after collection efforts have been exhausted. There was no change, however, in the reserve methodology.

The provision for losses for the three months ended March 31, 2007 was significantly higher than the three months ended March 31, 2006. The 2006 period was favorably impacted by policies that decreased the average amount of time it takes for members to use dining credits and also a significantly decreased dining credits portfolio. During the third quarter of 2006, both the dining credits portfolio and its expected usage period reached a low point as evidenced by a higher loss reserve compared to the net write-offs during the past two quarters. In 2007, we began to more effectively utilize our due diligence and risk assessment tools to increase the usage period for certain merchants based on a more balanced risk analysis and due diligence. As a result of this effort and because of lower sales, the estimated months to consume the net dining credits portfolio has increased during the quarter to 9.1 months from approximately 8 months throughout 2006. Therefore, as the dining credits portfolio continues to grow, and the period for usage of dining credits lengthens slightly, the provision for losses expense should more closely track net write-offs in the portfolio and should increase toward more historically typical loss provision levels of approximately 3% to 5% of Marketing Credit Program sales. Because our risk analysis and due diligence policies have been revised only recently, the actual provision for losses may be higher than that range. In addition, the provision for losses on the RCR Loan product will be higher as a percentage of RCR Loan product interest income and as the RCR Loans portfolio grows will lead to an increase in the overall provision for losses as a percentage of sales.

Member benefits, which include partner commissions and incentive bonus awards paid to members, increased to 17.9% of sales for the three months ended March 31, 2007 compared with 13.4% of sales for the same period in the prior year. This increase as a percentage of sales is due to increased partner promotions and member bonus opportunities as well as our electing to fulfill portions of our minimum purchase obligations with certain partners for 2007 during the quarter. Also, sales attributable to our most engaged members, to whom we pay our highest level of benefits, have remained fairly constant while overall sales have declined, resulting in a higher overall benefit as a percentage of sales. Additionally, member benefits cost as a percentage of sales is higher for our Marketing Services Program than it is for our Marketing Credits Program, so the shift in product mix to the Marketing Services Program from the Marketing Credits Program contributed to an increase in member benefits expense as a percentage of sales.

Net revenues decreased to $14,757, or 27.9% of sales during the three months ended March 31, 2007 from $22,781, or 33.7% of sales during the same period in the prior year due to a decline in overall sales and merchant count and an increase in the provision for losses and member benefit costs, offset by improvements in both sales yield in each product line individually and cost of sales.

Membership and other income decreased $101 or 17.6% for the three months ended March 31, 2007 compared with the same period in the prior year. The decrease can be primarily attributed to the decline in membership fee income and a focus on marketing a no-fee dining program to key program partners in which we enroll members at a reduced cost of solicitation and acquisition.

Operating Expenses

Salaries and benefits decreased $373, or 6.4%, to $5,488 for the three months ended March 31, 2007 from $5,861 for the same period in the prior year due primarily to a decrease in management bonus accruals, offset by an increase in headcount.

Sales commissions and expenses include salaries, commissions, travel expenses and training relating to our sales force. Sales commissions and expenses increased to 9.8% of sales for the three months ended March 31, 2007 compared with 7.3% of sales for the same period in the prior year due an increase in salary expense as we increased sales employee headcount. During the fourth quarter of 2006 our sales force reached full staffing levels.

Professional fees increased slightly to $870, or 1.7% during the quarter ended March 31, 2007 as compared to the same period in the prior year. In the past, legal expenses related to various litigation matters, including the California class action lawsuit, were reported in professional fees. Such expenses have been reclassified into litigation and related expenses on our statements of operations as described below.

Member and merchant marketing expenses increased $270, or 20.5%, for the three months ended March 31, 2007 compared with the same period in the prior year primarily due to the transition of certain marketing functions to an outside agency.

General and administrative expenses increased $211, or 4.6% during the three months ended March 31, 2007 compared to the same period in the prior year. The increase was primarily due to an increase in programming, systems and telecommunication expenses which support online tools for the sales force.

During the three months ended March 31, 2006, we recorded $2,625 in litigation and related expenses which consisted of $1,325 relating to the California class action lawsuit and $1,300 relating to the Source Inc. litigation as discussed in Note 3 of this Quarterly Report on Form 10-Q. We have entered into a settlement agreement with the representative plaintiffs to settle the California class action lawsuit. The settlement agreement was preliminarily approved by the District Court on March 22, 2007. In the fourth quarter of 2006, our results included a provision for litigation-related expenses, which established a specific reserve against which future costs pertaining to certain litigation matters, including costs incurred in the first quarter of 2007, will be charged. Litigation related expenses for the California class action lawsuit should remain zero in our financial statements unless management’s expense estimates change. On April 26, 2006, we settled a patent litigation complaint against Rewards Network Inc. by Source, Inc.

Other Income and Expense

Interest and other income increased $378 to $836 for the three months ended March 31, 2007 compared with the same period in the prior year. The increase is due to higher cash and cash equivalent balances year over year. Interest expense increased $148 to $883 for the three months ended March 31, 2007 compared with the same period in the prior year, primarily due to interest expense of $185 recorded during the three months ended March 31, 2007 as a result of the amortization of the discounted cash flows related to the California class action suit, offset by a reduction in our line of credit fee. The accrual recorded for the California class action suit was recorded at its present value, which is the discounted value of future cash outflows expected, and is being amortized over a one to two year period.

Income tax (benefit) provision

Our effective tax rate for the three months ended March 31, 2007 was a 27.4% benefit compared with a 36.6% provision for the same period in the prior year, due to a state tax planning strategy that will result in a state tax provision for the year. This state tax provision offsets the federal benefit of 34%.

Net loss

Net loss for the three months ended March 31, 2007 was $1,989 compared with net income of $1,817 for the same period in the prior year. The decrease in net income was due to the decline in net revenues.

Basic weighted average number of shares outstanding increased to 26,849 for the three months ended March 31, 2007 compared with 26,593 for the same period in the prior year. Diluted weighted average number of shares outstanding increased to 26,849 for the three months ended March 31, 2007 compared with 26,823 for the same period in the prior year. The increase in basic and diluted weighted shares outstanding was due to the issuance of shares upon the vesting of restricted stock unit awards and the exercise of stock options. There were 4,083 and 3,913 weighted average shares of common stock equivalents which were excluded for the three months ended March 31, 2007 and 2006, respectively, as their effect would have been anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

General

Cash, cash equivalents and short-term investments were $74,382 as of March 31, 2007, a decrease of $10,614 from December 31, 2006. During the three months ended March 31, 2007, cash from operating activities decreased by $9,028 mainly due to an increase in our dining credits portfolio and accounts receivable as we invest in both our dining credits portfolio and RCR Loan product, payment of management bonuses and payment of accounts payable.

Net cash used in investing activities for the three months ended March 31, 2007 totaled $2,201 and was the result of $475 in net purchases of available for sale securities and $1,726 of investments in capital expenditures. Capital expenditures consisted principally of leasehold improvements for our office space, technology investments supporting the automation of internal processes, continued development of our websites and general information technology investments.

Net cash provided by financing activities was $158 for the three months ended March 31, 2007 from the exercise of stock options and the tax benefit realized during the exercise.

During the quarter, cash use was impacted by an increase in certain operating expenses, increased capital expenditures and investment in the Dining Credits and RCR Loan portfolios. We continued to invest in an expanded sales force in the first quarter. On average it takes approximately six months for a new sales person to reach full capacity and begin to contribute beyond basic individual sales costs. Until newly-hired sales personnel become effective, they impact the statement of operations and are a source of cash use. Similarly, we have continued to invest in the people, processes and systems needed to solidify our operating infrastructure and prepare for future revenue growth and increased long-term profitability. Our operational investments in the quarter include system enhancements that are designed to improve the ways in which we demonstrate the value of our programs to restaurants to positively impact retention and add new restaurants resulting in enhanced member engagement. These system expenses include continued development of business intelligence reporting for our merchants, the development of a new member-facing website and a digital tool for sales and risk assessment designed to make our sales force more effective in the field. These investments impacted both operating expenses and capital expenditures during the quarter and we expect these levels of investment to continue throughout the year. Finally, by investing in the Dining Credits and RCR Loan portfolio, we set the stage for future revenue growth as these investments materialize into sales over time.

We believe that our cash and cash equivalents, short-term available for sale securities and anticipated cash flows are sufficient to meet our current cash requirements, subject to the final approval of the litigation settlement discussed in Note 3 of this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

We lease facilities and equipment under long-term operating leases. These contractual obligations entered into in the ordinary course of business are not required to be reflected in our consolidated balance sheets, but may impact our liquidity. The following table sets forth our future minimum lease payments under non-cancelable operating leases, long-term debt and other contractual obligations and commitments at March 31, 2007:

	Payments by Due Periods
Contractual Obligations and Commitments	Total	Remaining 3 Quarters of 2007	2008	2009 and after
Convertible subordinated debentures (including interest)	$74,550	2,275	72,275	—
Vendor contracts	19,059	10,789	8,270	—
California class action litigation settlement and related expenses	29,476	13,926	7,550	8,000
Patent litigation settlement	175	175	—	—
Operating leases	3,916	1,016	1,088	1,812

Total	$127,176	$28,181	$89,183	$9,812

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

At March 31, 2007, we were in compliance with these covenants. The credit facility contains customary representations, warranties and covenants and includes customary events of default, including a change of control provision. We do not currently have any borrowings outstanding under the Credit Agreement.

Convertible Subordinated Debentures

On October 15, 2003, we completed a private placement of $70,000 principal amount of our 3.25% Convertible Subordinated Debentures with a final maturity date of October 15, 2023. The debentures bear interest at 3.25% per annum, payable on April 15 and October 15 of each year. There were no interest payments outstanding at March 31, 2007. The net proceeds from the offering were $67,500 and the issuance costs of $2,500 are being amortized over five years. Holders of the debentures may require us to repurchase for cash all or part of their debentures on October 15, 2008, October 15, 2013 and October 15, 2018 or upon a change of control at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. We may redeem the debentures, in whole or in part, at any time after October 15, 2008 at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. At the election of a holder, the debentures are convertible prior to the maturity date into shares of our common stock at an initial conversion price of $17.89 per share, subject to adjustment for certain events, upon the occurrence of any of the following: (i) the closing price of our common stock on the trading day prior to the conversion date was 110% or more of the conversion price of the debentures on such trading day; (ii) we have called the debentures for redemption; (iii) the average of the trading prices of the debentures for any five consecutive trading day period was less than the average conversion value for the debentures during that period, subject to certain limitations; or (iv) we make certain distributions to holders of our common stock or enter into specified corporate transactions. If a holder elects to convert its debentures, the Company may elect to pay cash to such holder in lieu of issuing shares of common stock.

Dining Credits

Dining credits funded (net dining credits less accounts payable—dining credits) was $73,613 at March 31, 2007, an increase of $4,048 from December 31, 2006. The increase in the portfolio is due to the ramp up of the sales force during the fourth quarter of 2006 and an effort to leverage our risk analysis and management tools to deploy more capital to selected merchants and lengthen the usage periods where appropriate. We believe that the purchase of dining credits can be funded generally from cash generated from operations and, if needed, from funds made available through the revolving credit facility, subject to the final approval of litigation settlement that is disclosed Note 3 of this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of March 31, 2007 or December 31, 2006.

Litigation

We have entered into a settlement agreement to settle a class action lawsuit in California as discussed in Note 3 of this Quarterly Report on Form 10-Q. The terms of the settlement and the impact on us is discussed in that section. If final approval of the settlement is not obtained or if the settlement is terminated for other reasons, then the litigation would continue. An adverse outcome in any such litigation could have a material adverse effect on our business, results of operations, financial position or cash flows.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued FASB No. 157, “Fair Value Measurements.” FASB No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FASB No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this new pronouncement on our consolidated financial statements.

In February 2007, the FASB issued FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB No. 115.” FASB No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. FASB No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of FASB No. 159 on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Since December 31, 2006, there have been no changes with regard to market risk that would require further quantitative or qualitative disclosure. For our quantitative and qualitative disclosures about market risk for the fiscal year ending December 31, 2006, refer to our Annual Report on Form 10-K, filed on March 15, 2007.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The description of legal proceedings in Note 3 to the unaudited condensed consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q, which includes recent material developments in such legal proceedings, is incorporated by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors set forth below and the risk factors discussed in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. If any event discussed in the risk factors occurs, our business, financial condition, results of operations or cash flows could be adversely affected in a material way and the market value of our common stock could decline. The risks described below and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our new RCR Loan product may not be successful.

We are implementing a loan product, called RCR Loans. We market and service RCR Loans on behalf of WebBank, an FDIC-insured, state-chartered Industrial Bank. We purchase RCR Loan notes from WebBank after WebBank originates and funds the RCR Loan.

The development of the RCR Loan product has required and will require us to make significant investments of management time and infrastructure, as well as funds. We do not have previous experience marketing and servicing loans. We face competition from various finance companies that market loans to restaurants. We cannot assure you that our program will be successful. The failure of this program could adversely affect our business, financial condition and results of operations.

We are susceptible to restaurant credit risk with respect to the RCR Loan product and our allowance for losses related to the RCR Loan product may prove inadequate to absorb actual losses.

We purchase RCR Loan notes from WebBank after WebBank originates and funds the RCR Loan. If an RCR Loan restaurant fails, we may not realize any value for the RCR Loan note that we purchased. Even if an RCR Loan restaurant stays in business, it may fail to repay the note that we purchased and we may incur costs to collect on the note and may not recover amounts sufficient to compensate us for damages that we suffer. Although RCR Loans are originated and funded by WebBank based on its due diligence standards and the notes are secured by a lien on the restaurant’s assets, we cannot assure you that these measures will be adequate to ensure that we will realize the full value of every note that we have purchased.

We provide an allowance for RCR Loan product losses based on our experience with merchants in our Marketing Credits Program. We have no experience in the marketing and servicing of loans and our actual loss experience with RCR Loans may be materially different than our loss experience with our Marketing Credits Program. In addition, the amount of our allowance is an estimate, and our actual RCR Product losses may be materially greater than our allowance for these losses.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.4	Indenture, dated as of October 15, 2003, as amended and restated as of February 4, 2004, between Rewards Network Inc. and LaSalle Bank National Association is incorporated herein by reference to Exhibit 4.15 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.5	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC is incorporated herein by reference to Exhibit 4.18 to iDine Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 14, 2003.

10.1	Sublease Agreement, dated February 9, 2007, between Rewards Network Services Inc. and Vista Healthplan, Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 13, 2007.

10.2	Lease, dated February 9, 2007, between Rewards Network Services Inc. and Metropolitan Life Insurance Company is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 13, 2007.

10.3	Rewards Network Inc. 2007 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 5, 2007.

10.4	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 5, 2007.

10.5	Settlement Agreement, dated March 6, 2007 by and among Rewards Network Inc., Rewards Network Establishment Services Inc., Rewards Network Services Inc., and RTR Funding LLC, on the one hand, and Bistro Executive, Inc., dba Tournesol; Patrice Lambert; Westward Beach Restaurant Holdings, LLC, formerly dba The Gray Whale; Thomas Averna; Minibar, Inc., dba Minibar Lounge; and Rebekah Barrow is incorporated herein by reference to Exhibit 10.44 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2007.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

Exhibit No.	Description
32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REWARDS NETWORK INC.

May 8, 2007	/s/ CHRISTOPHER J. LOCKE
Christopher J. Locke Senior Vice President and Chief Financial Officer (Principal Financial Officer and on behalf of the registrant)

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.4	Indenture, dated as of October 15, 2003, as amended and restated as of February 4, 2004, between Rewards Network Inc. and LaSalle Bank National Association is incorporated herein by reference to Exhibit 4.15 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.5	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC is incorporated herein by reference to Exhibit 4.18 to iDine Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 14, 2003.

10.1	Sublease Agreement, dated February 9, 2007, between Rewards Network Services Inc. and Vista Healthplan, Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 13, 2007.

10.2	Lease, dated February 9, 2007, between Rewards Network Services Inc. and Metropolitan Life Insurance Company is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 13, 2007.

10.3	Rewards Network Inc. 2007 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 5, 2007.

10.4	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 5, 2007.

10.5	Settlement Agreement, dated March 6, 2007 by and among Rewards Network Inc., Rewards Network Establishment Services Inc., Rewards Network Services Inc., and RTR Funding LLC, on the one hand, and Bistro Executive, Inc., dba Tournesol; Patrice Lambert; Westward Beach Restaurant Holdings, LLC, formerly dba The Gray Whale; Thomas Averna; Minibar, Inc., dba Minibar Lounge; and Rebekah Barrow is incorporated herein by reference to Exhibit 10.44 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2007.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

Exhibit No.	Description
32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith