Form 10-Q
period 2007-06-30
REWARDS NETWORK INC
filed 2007-08-08
CIK 78536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 3, 2007, there were 26,846,394 shares of the registrant’s common stock, par value $.02 per share, outstanding.

INDEX
REWARDS NETWORK INC. AND SUBSIDIARIES

REWARDS NETWORK INC. AND SUBSIDIARIES
PART I—FINANCIAL INFORMATION
Item 1 — Financial Statements
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,717	$52,496
Short-term available for sale securities	32,975	32,500
Accounts receivable, net of allowance for doubtful accounts of $2,027 and $2,078, respectively	9,211	6,793
Dining credits, net of allowance for doubtful accounts of $17,739 and $12,210, respectively	87,171	76,366
Deferred income taxes	8,825	10,409
Prepaid expenses	2,057	2,449
Income taxes receivable	2,641	1,433

Total current assets	174,597	182,446
Property and equipment, net of accumulated depreciation and amortization of $22,703 and $20,380, respectively	10,659	8,712
Other assets	540	1,124
Goodwill	8,117	8,117
Deferred income taxes	3,604	6,180

Total assets	$197,517	$206,579

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable—dining credits	$7,292	$6,801
Accounts payable—member benefits	6,643	5,766
Accounts payable—trade	2,031	1,953
Accrued compensation	1,210	3,599
Other current liabilities	3,190	3,738
Deferred membership fee income	848	982
Litigation and related accruals, current	9,034	13,650

Total current liabilities	30,248	36,489
Convertible subordinated debentures	70,000	70,000
Litigation and related accruals, net of current portion	7,391	15,000
Other long-term liabilities	44	353

Total liabilities	107,683	121,842

Stockholders’ equity:
Common stock, par value $0.02 per share; authorized 70,000 shares; issued 27,127 and 26,875 shares, respectively; and outstanding 26,845 and 26,593 shares, respectively	543	538
Additional paid-in capital	66,149	66,138
Accumulated other comprehensive income:
Foreign currency translation, net of income taxes	334	391
Retained earnings	25,018	19,880
Treasury stock, at cost (282 shares)	(2,210)	(2,210)

Total stockholders’ equity	89,834	84,737

Total liabilities and stockholders’ equity	$197,517	$206,579

See accompanying notes to consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Operating revenues:

Sales	$56,822	$66,356	$109,738	$133,958
Cost of sales	28,351	34,400	54,787	69,686
Provision for losses	2,574	250	4,849	697
Member benefits	9,717	9,311	19,165	18,399

Total direct expenses	40,642	43,961	78,801	88,782

Net revenue	16,180	22,395	30,937	45,176
Membership fees and other income	445	545	919	1,120

Total operating revenues	16,625	22,940	31,856	46,296

Operating expenses:
Salaries and benefits	4,788	6,048	10,276	11,909
Sales commissions and expenses	5,308	4,438	10,469	9,386
Professional fees	478	544	1,348	1,399
Member and merchant marketing	2,086	1,054	3,673	2,371
General and administrative	4,593	5,350	9,410	9,956
Litigation and related expenses	(11,631)	1,100	(11,631)	3,725

Total operating expenses	5,622	18,534	23,545	38,746

Operating income	11,003	4,406	8,311	7,550

Other income (expense):
Interest and other income	662	696	1,498	1,154
Interest expense and financing costs	(710)	(721)	(1,593)	(1,456)

Income before income tax provision	10,955	4,381	8,216	7,248

Income tax provision	3,828	1,778	3,078	2,828

Net income	$7,127	$2,603	$5,138	$4,420

Net income available for common stockholders	$7,579	$2,603	$5,138	$4,420

Earnings per share of common stock:
Basic	$0.26	$0.10	$0.19	$0.17

Diluted	$0.24	$0.10	$0.19	$0.16

Weighted average number of common and common equivalent shares outstanding:
Basic	27,018	26,672	26,934	26,632

Diluted	30,992	26,958	27,064	26,879

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	June 30,
	(Unaudited)
	2007	2006
Cash flows from operating activities:
Net income	$5,138	$4,420
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,328	2,121
Amortization of deferred financing costs	278	341
Provision for losses	4,849	697
Stock-based compensation	364	1,301
Deferred income taxes	4,159	1,175
Changes in assets and liabilities:
Accounts receivable	(2,692)	1,345
Dining credits including accounts payable—dining credits	(14,748)	32,526
Prepaid expenses	364	(187)
Income taxes receivable	(1,208)	2,438
Other assets	330	(26)
Accounts payable—member benefits	877	725
Accounts payable—trade	(410)	237
Accrued compensation	(2,391)	1,108
Other liabilities	(985)	1,159
Deferred membership fee income	(134)	(155)
Litigation and related accruals	(12,224)	—

Net cash (used in) provided by operating activities	(16,105)	49,225

Cash flows from investing activities:
Purchases of available for sale securities	(1,125)	(35,000)
Sales of available for sale securities	650	—
Additions to property and equipment	(4,258)	(1,745)

Net cash used in investing activities	(4,733)	(36,745)

Cash flows from financing activities:
Tax benefit from the exercise of stock options	27	253
Proceeds from the exercise of stock options	249	772

Net cash provided by financing activities	276	1,025

Effect of exchange rate on cash	(217)	112
Net (decrease) increase in cash	(20,779)	13,617

Cash and cash equivalents:
Beginning of the period	52,496	31,585

End of the period	$31,717	$45,202

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,138	$1,138

Income taxes	$100	$470

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(amounts in thousands, except per share data)
Note 1 — Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these interim financial statements in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments that are of a normal recurring nature necessary to fairly present the unaudited condensed consolidated financial position of Rewards Network Inc. and its subsidiaries (collectively, the “Company”) at June 30, 2007, unaudited condensed consolidated results of operations of the Company for the three and six months ended June 30, 2007 and 2006 and unaudited condensed consolidated statements of cash flows of the Company for the six months ended June 30, 2007 and 2006 have been made. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2007. The condensed consolidated balance sheet as of December 31, 2006 is derived from the Company’s audited consolidated financial statements.
Nature of operations: The Company is a leading provider of marketing services, business intelligence, loyalty programs and access to capital to the restaurant industry. Thousands of restaurants across North America benefit from the Company’s services. The Company links its participating restaurants to members of its loyalty programs by the marketing of participating restaurants to members and providing members with incentives to dine at participating restaurants. The Company attracts members to its loyalty programs through its website, www.rewardsnetwork.com, and relationships with leading airline frequent flyer programs and other affinity organizations.
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
The Company markets participating restaurants to members through the Internet, email, and print marketing. The Company offers business intelligence to participating restaurants by providing aggregated data regarding members’ activity, including member feedback through surveys. The Company also offers loyalty programs by providing loyalty rewards to members when they dine at a participating restaurant. The Company provides access to capital by purchasing a portion of future member transactions from participating restaurants in bulk and in advance. The Company is paid for its services and, if applicable, receives the portion of a member’s transaction that it has purchased only if a member dines at a participating restaurant when loyalty rewards are available and pays using a payment card that has been registered with the Company. The Company’s revenue is equal to a percentage of the member’s total dining transaction amount. When discussing the business, including the financial statements, the term “dining credits” is used to refer to the portion of future member transactions that the Company purchases. Bars and clubs also participate in the Company’s programs, and for purposes of describing its business, are included in the term “restaurants.”
In March 2007, the Company began to provide access to capital through a loan product, called RCR Loans. The RCR Loan product provides restaurants with access to capital and does not provide marketing, business intelligence or loyalty programs. The Company markets and services the RCR Loans on behalf of WebBank, a non-affiliated FDIC-insured, state-chartered Industrial Bank. The Company purchases RCR Loan notes from WebBank after WebBank originates and funds the RCR Loan. The Company then services the notes in order to provide a single point of contact to the restaurants to whom it markets the RCR Loan product. The Company’s revenues from the RCR Loan product are not tied to member activity when compared to the Company’s other product offerings. For RCR Loans, the Company receives from restaurants regular fixed repayments of the notes it purchases from WebBank. This product allows the Company to offer restaurants an alternative to its Marketing Credits Program when they do not desire marketing, loyalty or business intelligence, and do desire a fixed payment schedule. The Company intends to present separately financial information regarding the RCR Loan product when results of this product become material to its financial statements.

The Company’s revenues from all of its products cover the Company’s cost of purchasing a portion of future member transactions and providing loyalty rewards to members; cover its selling, marketing, general and administrative expenses; fund the purchase of RCR Loan notes from WebBank; and generate operating income that provides a return for its stockholders.
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Note 2 — Certain Relationships and Related Party Transactions (square footage not in thousands)
On May 5, 2003, the Company entered into an office lease agreement with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, a limited partnership comprised in part of certain trusts. The trustee of these trusts is Chai Trust Company, L.L.C., and Donald J. Liebentritt, the Chairman of the Company’s Board of Directors, is President of Chai Trust Company, L.L.C. Two North Riverside Plaza Joint Venture Limited Partnership is an affiliate of Samstock, L.L.C., the Company’s largest stockholder. The lease initially provided for 10,000 square feet of office space at Two North Riverside Plaza, Chicago, Illinois and, effective July 1, 2004, the Company exercised its option to increase this space to 14,324 square feet. On May 8, 2006, the Company entered into a First Amendment to this lease that increased the space to 24,665 square feet. On August 24, 2006, the Company entered into a Second Amendment to this lease that increased the space to 28,721 square feet. The term of the lease, as amended, is from September 1, 2003 through August 31, 2011. The Company paid rent of $130 and $70 for the three months ended June 30, 2007 and 2006, respectively and $260 and $140 for the six months ended June 30, 2007 and 2006, respectively.
The Company has entered into two storage space lease agreements with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, one dated November 2, 2005 and one dated October 22, 2003. The leases provide for an aggregate of 1,130 square feet of storage space at Two North Riverside Plaza, Chicago, Illinois. The term of the November 2, 2005 lease is from November 7, 2005 through August 31, 2008 and the term of the October 22, 2003 lease is month-to-month. The Company paid rent for these storage spaces of $3 for each of the three months ended June 30, 2007 and 2006 and $5 for each of the six months ended June 30, 2007 and 2006.
The future minimum lease obligations for the above leases are as follows:

Remaining two quarters of 2007	$271
Year ended December 31, 2008	547
Year ended December 31, 2009	554
Thereafter	930

Total minimum lease payments	$2,302

Previous related party agreements
On June 20, 2005, the Company entered into an office lease agreement with CA Shorebreeze Limited Partnership, an affiliate of Equity Office Properties Trust. Affiliates of Samstock L.L.C., the Company’s largest stockholder, had a substantial interest in Equity Office Properties Trust through February 2007. The lease is for office space at 255 Shoreline Drive, Suite 145, Redwood City, California. The term of the lease is from August 10, 2005 through February 9, 2009. The Company paid rent of $7 for each of the three months ended June 30, 2007 and 2006 and $14 and $13 for the six months ended June 30, 2007 and 2006, respectively.
On August 4, 2005, the Company entered into an office license agreement with WA-Columbia Center, L.L.C., an affiliate of Equity Office Properties Trust. The license is for office space at 701 Fifth Avenue, Suite 1410, Seattle, Washington. The term of the license is from August 1, 2005 through July 31, 2008. The Company paid rent of $7 for each of the three months ended June 30, 2007 and 2006 and $14 for each of the six months ended June 30, 2007 and 2006.
Terminated agreements
On October 20, 2005, the Company entered into an office sublease agreement with Equity Group Investments, L.L.C. (“EGI”). Donald J. Liebentritt, the Chairman of the Company’s Board of Directors, is a Senior Advisor with EGI and Nils E. Larsen, a director of the Company, is a Managing Director of EGI. EGI is an affiliate of Samstock, L.L.C., the Company’s largest stockholder. The sublease provided for approximately 3,600 square feet of office space at Two North Riverside Plaza, Chicago, Illinois. The term of the sublease was from October 21, 2005 and continued on a month-to-month basis. The Company terminated the lease in September 2006. For the three and six months ended June 30, 2006, the Company paid rent of $7 and $14, respectively.

Note 3 — Litigation
On May 25, 2004, a complaint was filed in the Los Angeles County Superior Court against the Company and certain of its subsidiaries by Bistro Executive, Inc. and certain other restaurants and their owners and guarantors who participated in the Company’s dining credits Purchase Plan (the “Dining Plan”).
The complaint was brought as a putative class action and alleged that amounts paid by the Company under the Dining Plan constituted loans in violation of California usury laws and the California Unfair Competition Law. The Company describes this litigation, including the removal of the case to the United States District Court for the Central District of California and the certification of class action treatment of the case, in greater detail in the Company’s previously filed Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and some of the Company’s Current Reports on Form 8-K.
On March 6, 2007, the Company entered into a formal agreement with the representative plaintiffs acting on behalf of a Settlement Class to settle this litigation. On July 2, 2007, the District Court approved the settlement and took under advisement class counsel’s request for attorneys’ fees and class representative fees. On July 26, the District Court, in a written opinion, granted final approval of the settlement. On July 31, proposed orders were filed with the Court giving effect to the settlement, including a full and final release from the Settlement Class and dismissal of the California litigation with prejudice. The Company anticipates that the District Court will enter a final order approving the settlement and dismissing the action. Thirty one days after entry of the final approval by the District Court, if there is no appeal, the Company will be fully and finally released from the Settlement Class. If there is a successful appeal after the entry of the final approval order, it is possible that the settlement could be terminated and the litigation could continue. An adverse outcome in any such litigation could have a material adverse effect on the Company’s business, results of operations, financial position or cash flows.
Under the settlement, the “Settlement Class” is defined to include (1) all California merchants that, during the period of May 25, 2000 through December 31, 2004 participated in the Company’s dining credits program and received a cash advance during that period from the Company pursuant to the pre-October 2004 versions of the Company’s same contracts, and (2) any person who from May 25, 2000 to December 31, 2004, guaranteed the merchant’s obligations under the relevant contracts. Excluded from the Settlement Class are persons or entities with claims based on cash advances made by the Company prior to May 24, 2000, persons or entities that asked to be excluded from the class previously certified in the case, and the single merchant that elected to be excluded from the Settlement Class. The period for members of the Settlement Class to file claims remains open until 45 days after the entry of the final order approving the settlement and dismissing the action.
The Company previously recorded $38,771 in expense relating to the California class action suit, which included $29,424 of expense recorded during the fourth quarter of 2006. $11,606 of the expense recorded was reversed during the three months ended June 30, 2007. The Company established the original reserve in the fourth quarter of 2006 based on management’s initial estimate of the cost of the settlement and related legal and administrative expenses. The current reversal is based on a review of the claims filed by class members and management’s best estimate of claims that may be filed before the end of the claims filing period. The reserve may be further adjusted once the claims filing period closes, which is expected later in 2007. The liability initially recorded included future legal and administrative costs as allowed under Emerging Issues Task Force (“EITF”) Topic No. D-77, “Accounting for Legal Costs Expected to Be Incurred in Connection with a Loss Contingency.” The total litigation accrual was calculated using the discounted cash flow method. As such, the Company reduced the liability by $678 as a result of this discounted cash flow and is amortizing this amount through 2009. The balance of the accrual relating to this litigation as of June 30, 2007 was $16,425 and is expected to be paid through 2009.
As previously disclosed, a complaint was filed on October 1, 2004, in the United States District Court for the Eastern District of Texas against Rewards Network Inc. by Source, Inc. The complaint claimed that the Company infringed four patents owned by Source, Inc. The Company filed a counterclaim for trademark infringement against Source, Inc. On April 26, 2006, the Company entered into a Settlement Agreement with Source, Inc. settling the disputes between the parties. As part of the Settlement Agreement, Source, Inc. will discontinue using “Rewards Network” and the parties entered into a nonexclusive license agreement pursuant to which the Company obtained a license from Source, Inc. to practice the inventions under the subject patents for a payment of $1,000, consisting of an initial payment of $800 (paid during the quarter ended June 30, 2006) and payments of $100 on each of the first two anniversaries of the date of the Settlement Agreement. The Company recorded an expense of $1,300 relating to the settlement and associated legal and administrative costs during 2006. On April 18, 2007, the Company agreed with Source Inc. to make a final payment of $175 in April 2007. This payment settled the balance in the accrual and as a result the Company reversed $25 of this charge during the three months ended June 30, 2007. The table below outlines the costs associated with both of these litigation matters.

	Original	Amounts		Balance at	Amounts			Interest	Balance at
	Charge	Paid	Reclassifications	December 31, 2006	Paid	Adjustments	Reclassifications	Expense	June 30, 2007
California Class Action Suit:
Expense for Class	$16,740	$—	$—	$16,740	$—	$(11,133)	$—	$93	$5,700
Related litigation expenses	21,481	(9,771)	—	11,710	(392)	(683)	—	90	10,725
Dining credits reserve	550	—	(550)	—		210	(210)	—	—

Total California litigation	38,771	(9,771)	(550)	28,450	(392)	(11,606)	(210)	183	16,425

Source Inc. litigation:
Settlement	1,000	(800)	—	200	(175)	(25)	—	—	—
Associated legal costs	740	(740)	—	—	—	—	—	—	—

Total Source Inc. litigation	1,740	(1,540)	—	200	(175)	(25)	—	—	—

Total litigation and related expenses	$40,511	$(11,311)	$(550)	$28,650	$(567)	(11,631)	$(210)	$183	$16,425

Note 4 —Earnings per Share
Basic earnings per share was computed by dividing net income available to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding for each period presented. Diluted earnings per share was computed by dividing net income available to common stockholders by the weighted-average number of shares of the Company’s common stock and common stock equivalents outstanding for each period presented. Weighted average shares of common equivalents of 3,913 for each of the three months ended June 30, 2006 and the six months ended June 30, 2007 and 2006 were excluded as their effect would have been anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$7,127	$2,603	$5,138	$4,420
Convertible debentures, net of tax	452	—	—	—

Net income available for common stockholders	$7,579	$2,603	$5,138	$4,420

Weighted average number of shares of common stock and common stock equivalents outstanding
Basic	27,018	26,672	26,934	26,632
Stock options and restricted stock	61	286	130	247
Convertible debentures	3,913	—	—	—

Diluted	30,992	26,958	27,064	26,879

Earnings per share
Basic	$0.26	$0.10	$0.19	$0.17

Diluted	$0.24	$0.10	$0.19	$0.16

Note 5 — Business and Credit Concentrations
As of June 30, 2007, the Company had contracts or relationships with nine major airlines that offer frequent flyer miles as rewards. Members of each of the United Air Lines, Inc. and Upromise Inc. programs represented 10% or more of the Company’s sales for the three and six months ended June 30, 2007. Members of each of the United Air Lines, Inc., Delta Air Lines, Inc. and Upromise Inc. programs represented 10% or more of the Company’s sales for the three and six months ended June 30, 2006. The following table illustrates the Company’s partner sales concentration as a percentage of total sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Airlines	57.2%	57.6%	58.3%	57.6%

All partners that each represent 10% or more of sales	41.0%	47.9%	41.1%	47.4%
Note 6 — Minimum Partner and Vendor Obligations
The Company has agreements with various partners and vendors that obligate the Company, among other things, to certain minimum purchases as well as minimum thresholds of marketing activities. These partner and vendor obligations are generally measured over a one to three year period. The Company periodically evaluates whether its minimum obligations with respect to each partner and vendor will be satisfied and records a liability if appropriate. The Company has minimum purchase obligations with these vendors of $7,473 in the remaining two quarters of 2007 and $8,270 in 2008.
Note 7 — Available for Sale Securities
The Company’s investments, all of which are classified as available for sale, are comprised of municipal, tax-free auction rate securities. At June 30, 2007, the Company had $32,975 in available-for-sale securities and these securities have a re-pricing date of less than one year.
Note 8 — Comprehensive Income
The Company’s comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$7,127	$2,603	$5,138	$4,420
Other comprehensive (loss) income:
Translation adjustment	(54)	156	(57)	158

Total comprehensive income	$7,073	$2,759	$5,081	$4,578
Note 9 — Recently Accepted Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return.
The Company adopted the provisions of FIN No. 48 on January 1, 2007. No reserve was needed on the Company’s financial statements as a result of the adoption of FIN No. 48.
The Company’s policy is to recognize interest and penalties accrued related to unrecognized tax benefits in income tax provision (benefit). The Company had recorded $144 of interest and penalties as of January 1, 2007. Subsequently, based on further analysis, the Company reversed this expense during the three months ended June 30, 2007. Federal tax returns filed for years 2004 and 2005 are within the statute of limitations and remain subject to examination. State tax returns filed for years 2003, 2004 and 2005 are within the statute of limitations and remain subject to examination.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands, except per share data)
You should read the following discussion together with our unaudited condensed consolidated financial statements and notes to those financial statements, which are included in this report. This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “intends,” “expects,” “could,” “should,” “plans,” “believes,” “estimates” or words or phrases of similar import generally identify forward-looking statements. You are cautioned that forward-looking statements are subject to risks, trends and uncertainties that could cause actual results, performance or achievements to differ materially from those expressed in any forward-looking statements. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to, the following: (i) our inability to attract and retain merchants, (ii) our inability to maintain a fully-staffed sales force, (iii) our dependence on our relationships with airlines and other reward program partners for a significant number of members, (iv) the concentration of a significant amount of our rewards currency in one industry group, the airline industry, (v) our inability to attract and retain active members, (vi) our inability to maintain an appropriate balance between the number of members and the number of participating merchants in each market, (vii) our dependence upon our relationships with payment card issuers, transaction processors, presenters and aggregators, (viii) our susceptibility to restaurant credit risk and the risk that our allowance for losses related to restaurant credit risk in connection with dining credits and RCR Loan notes may prove inadequate, (ix) our minimum purchase obligations and performance requirements, (x) changes to payment card association rules and practices, (xi) network interruptions, processing interruptions or processing errors, (xii) our susceptibility to a changing regulatory environment, (xiii) increased operating costs or loss of members due to privacy concerns of our program partners, payment card processors and the public, (xiv) the failure of our security measures, (xv) economic changes, (xvi) the loss of key personnel, (xvii) the termination of the settlement of a class action lawsuit, (xviii) the filing of class action lawsuits in other states, (xix) increasing competition, (xx) a shift in our product mix toward Marketing Services Program that may cause revenues to decline, (xxi) our inability to obtain sufficient cash for our operations or to fund the repurchase of debentures in October 2008, if necessary, and (xxii) the failure of our RCR Loan product to be successful. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time or otherwise, except as required by law. See the risk factors included as Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and the Quarterly Report on Form 10-Q for the period ended March 31, 2007 and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 for a more detailed discussion of the foregoing and other factors that could cause actual results to differ materially from those included in the forward-looking statements and that, among others, should be considered in evaluating our outlook.
OVERVIEW
We are a leading provider of marketing services, business intelligence, loyalty programs and access to capital to the restaurant industry. Thousands of restaurants across North America benefit from our services. We link our participating restaurants to members of our loyalty programs by the marketing of participating restaurants to members and providing members with incentives to dine at participating restaurants. We attract members to our loyalty programs through our website, www.rewardsnetwork.com, and relationships with leading airline frequent flyer programs and other affinity organizations.
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
We market participating restaurants to members through the Internet, email and print marketing. We offer business intelligence to participating restaurants by providing aggregated data regarding members’ activity, including member feedback through surveys. We also offer customer loyalty programs by providing loyalty rewards to members when they dine at participating restaurants. We provide access to capital by purchasing a portion of future member transactions from participating restaurants in bulk and in advance. We are paid for our services and, if applicable, receive the portion of a member’s transaction that we have purchased only if a member dines at a participating restaurant when loyalty rewards are available and pays using a payment card that has been registered with us. Our revenue is equal to a percentage of the member’s total dining transaction amount. When discussing our business, including in our financial statements, the term “dining credits” is used to refer to the portion of future member transactions that we purchase. Bars and clubs also participate in our programs, and for purposes of describing our business, are included in the term “restaurants.”

During the three months ended June 30, 2007, we reversed $11,606 of litigation and related expenses relating to the California class action suit as discussed in Note 3 of this Quarterly Report on Form 10-Q. This reversal had a substantial impact on our results for the quarter.
In mid-2005, in the interest of reducing losses associated with our purchase of dining credits, we instituted new risk analysis and due diligence procedures for restaurants participating in our Marketing Credits Program. At that time, we also revised our Marketing Credits Program policies to increase the profitability of our deals and to better manage the risk associated with them. These revised policies reduced our cost of dining credits, which have remained consistent as a percentage of Marketing Credits Program sales since the beginning of 2006. Also as a result of these policies, our sales yield in each of the Marketing Credits Program and Marketing Services Program has increased, and the usage period for dining credits has decreased. These policies led to a reduction in merchant count because of the removal of undesirable and unprofitable merchants from our dining credits portfolio, as well as merchants electing not to renew or enter into new deals with us that reflect our revised dining credits purchasing policies. The shorter usage period also negatively impacted our merchant count because merchants could exit our program earlier and our sales force had to focus on renewing deals rather than signing new deals.
We believe that a balanced approach of increasing our merchant count and our dining credits portfolio while adhering to our revised dining credits purchasing policies will contribute to revenue growth. In an effort to increase merchant count, during the fourth quarter of 2006, we significantly increased our sales force. By the end of 2006, our sales force became fully staffed and we have maintained full staffing levels throughout the first half of 2007. In addition, beginning in early 2007, we refined our risk analysis and due diligence procedures in an effort to selectively lengthen usage periods and increase the amount of dining credits we purchase from desirable restaurants that meet our credit risk requirements. We believe that lengthening usage periods with desirable merchants will contribute to an increase in our merchant count because these merchants will remain in our program for a longer period of time. While our merchant count is down from a year ago, in the second quarter of 2007 we experienced an increase of 4.0% in our merchant count over the first quarter of 2007.
In connection with the increase in our merchant count and the lengthening of the usage period for dining credits, our dining credits portfolio has increased during the first half of 2007. The increased dining credits portfolio reflects our revised dining credits purchasing policies. As of June 30, 2007, our net dining credits portfolio totaled $87,171, an increase of $10,805 from December 31, 2006. The increase in our merchant count and dining credits portfolio in the second quarter of 2007 contributed to an increase in second quarter sales in the Marketing Credits Program over the first quarter of 2007.
Marketing Services Program sales were higher in the second quarter of 2007 than the prior quarter due in part to an increase in merchant count in that program. Although our Marketing Services Program is more profitable as a percentage of sales because it has no material cost of sales, we receive a higher portion of each member transaction at our Marketing Credits Program merchants. As a result, a transaction at a Marketing Credits Program merchant provides us with higher sales and gross profit dollars than a similar transaction at a Marketing Services Program merchant. While we continue our efforts to increase merchant count in both programs, an increase in Marketing Credits Program merchants has a greater impact on our efforts to grow revenues and generate profits.
We continue to rebuild and invest in people, processes and internal systems needed to solidify our operating infrastructure and prepare for future revenue growth and increased long-term profitability. Our operational investments for the six months ended June 30, 2007 included system enhancements that are designed to improve the ways in which we demonstrate the value of our programs to restaurants to positively impact retention and add new restaurants, resulting in enhanced member engagement. These system expenses included continued development of business intelligence reporting for our merchants, the development of a new member-facing website and a digital tool for sales and risk assessment designed to make our sales force more effective in the field. These investments impacted both operating expenses and capital expenditures during the first half of the year and we expect these levels of investment to continue throughout 2007.
We are also continuing to provide valuable member feedback to merchants through the use of post-dine surveys and other forms of communication. We have received over 185,000 post-dine surveys from our members during 2007. We believe these post-dine surveys are valuable because they are obtained from members who have dined at our restaurants. We are also surveying our restaurants to determine their satisfaction with our programs and on other items of general interest to the industry.

We introduced a new product offering, a loan product called RCR Loans, in March 2007. The RCR Loan product provides restaurants with access to capital only but does not provide marketing, business intelligence or loyalty programs. We market and service the RCR Loans on behalf of WebBank, a non-affiliated FDIC-insured, state-chartered Industrial Bank. We purchase RCR Loan notes from WebBank after WebBank originates and funds the RCR Loan. We then service the notes in order to provide a single point of contact to the restaurants to whom we market the RCR Loan product. This product allows us to offer restaurants an alternative to our Marketing Credits Program when they do not desire marketing, loyalty or business intelligence, and do desire a fixed payment schedule. We believe this product is attractive to merchants who would not otherwise participate in our Marketing Credits Program and will add to the number of merchants that participate in our programs.
The development of the RCR Loan product has required and will continue to require significant investment of management time and infrastructure. We deploy cash for the purchase of RCR Loan notes and as a result the RCR Loan product impacts our capital resources. We believe that we have sufficient liquidity to fund payments to Marketing Credits Program merchants and the purchase of RCR Loan notes. The principal amount of RCR Loan notes is included in accounts receivable on our balance sheet and interest income from the RCR Loan product is included in the Marketing Credits Program sales strictly for purposes of our income statement. We intend to present separately financial information regarding the RCR Loan product when results of this product become material to our financial statements. We do not have previous experience marketing and servicing loans and face competition from various finance companies that market loans to restaurants. The impact on the results for the six months ended June 30, 2007 was limited to the provision for losses, minimal sales, management’s time and new employees.
We will continue to focus on rebuilding and investing in people, processes and overall strategy to generate revenue growth that is profitable and sustainable in the long term.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of the financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the allowance for dining credits losses, the valuation allowance, if any, for net deferred tax assets, investments and intangible assets. Our estimates are based on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Allowance for Losses
We provide allowances for dining credits losses based on our estimate of losses that would result from the inability of participating merchants to remain in business or our merchant’s unwillingness to honor their obligations relating to dining credits. If the financial condition of our merchant base were to deteriorate beyond our expectations, resulting in participating merchants’ inability to provide food, beverage, goods and services to members thereby reducing the redemption of dining credits, or if merchants are unwilling or otherwise unable to honor their obligations relating to dining credits in greater numbers than we expect, additional allowances may be required.
We review our ability to redeem dining credits on a regular basis and provide for anticipated losses on dining credits. The dining credits portfolio is aged based on sales for the preceding quarter and the allowance is determined primarily by applying estimated loss percentages to the aged portfolio. Allowances are also provided for specifically identified accounts and for dining credits balances that are large or slow moving. Losses are reduced by recoveries of dining credits previously written off. Account balances are charged off against the allowance once we conclude that a merchant is unwilling or unable to honor their obligation relating to dining credits. After the write-off of the account, we continue to pursue recovery efforts. In the beginning of 2007, we implemented a new write-off policy that requires longer periods of time to determine if an account should be written off. As a result of this new policy, there was a slower write off of assets in the gross dining credits asset and an increase in the allowance for doubtful accounts. The new policy requires an account to be written off only after collection efforts have been exhausted. There was no change, however, in the reserve methodology.

We also provide an allowance for our RCR Loan product using a specific reserve method based on the merchant’s payment history and previous experience with the merchant, if applicable. We purchase RCR Loan notes from WebBank after WebBank originates and funds the RCR Loan. If an RCR Loan restaurant fails, we may not realize any value for the RCR Loan note that we purchased. Even if an RCR Loan restaurant stays in business, it may fail to repay the note that we purchased and we may incur costs to collect on the note and may not recover amounts sufficient to compensate us for damages that we suffer. Although RCR Loans are originated and funded by WebBank based on its due diligence standards and the notes are secured by a lien on the restaurant’s assets, we cannot assure you that these measures will be adequate to ensure that we will realize the full value of every note that we purchase.
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
Revenue Recognition
We recognize revenue from the Marketing Credits Program and Marketing Services Program when members patronize participating merchants and pay using a payment card they have registered with us. Revenue is recognized only if the member’s transaction qualifies for a benefit in accordance with the rules of the member’s particular program. The amount of revenue recognized is that portion of the member’s total transaction amount that we are entitled to receive in cash, in accordance with the terms of our agreement with the participating merchant. For example, if a member’s total qualified transaction amount is $100 at a participating merchant, as evidenced by the full amount of the payment card transaction, and our contract provides for us to receive 80%, the amount of revenue we recognize is $80, representing what we actually realize in cash. Similarly, under the typical Marketing Services Program contract, we recognize revenue only to the extent that we are contractually entitled to receive cash for a portion of the member’s total qualified transaction amount. The same $100 transaction referred to above at a Marketing Services Program merchant may yield $17 in revenue to be recognized. Under the RCR Loan product, we recognize interest income upon receipt of payment from our merchants.
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

RESULTS OF OPERATIONS — COMPARISON OF THREE MONTHS ENDED JUNE 30, 2007 AND 2006
As a means of better explaining our operations and results, the following table illustrates the relationship between revenue and expense categories for the three months ended June 30, 2007 and 2006. These percentages have been rounded to the nearest tenth.

	Percentage of Sales
	for the Three Months Ended
	June 30,
	2007	2006
Sales	100.0	100.0
Cost of sales	49.9	51.8
Provision for losses	4.5	0.4
Member benefits	17.1	14.0

Net revenue	28.5	33.7

Membership fees and other income	0.8	0.8

Total operating revenue	29.3	34.6

Salaries and benefits	8.4	9.1
Sales commission and expenses	9.3	6.7
Professional fees	0.8	0.8
Member and merchant marketing expenses	3.7	1.6
General and administrative expenses	8.1	8.1
Litigation and related expenses	(20.5)	1.7

Total operating expenses	9.9	27.9

Operating income	19.4	6.6

Other expense, net	0.1	0.0

Income before income tax provision	19.3	6.6

Income tax provision	6.7	2.7

Net income	12.5	3.9

Operating Revenues
The following table sets forth for the periods presented our sales, components of our costs of sales and certain other information for each of our two marketing programs. During the fourth quarter of 2006, we revised our Marketing Credits Program contracts to provide for the purchase a portion of future member transactions instead of dining credits that are used by members dining at participating restaurants. In discussing our business, we continue to use the term “dining credits” to refer to the portion of future member transactions that we purchase. Our Marketing Credits Program contracts provide for a fee for marketing, business intelligence and loyalty services. We include all components of the Marketing Credits Program, including this fee, in Marketing Credits Program sales and revenues because we analyze our business in this manner. We use the term “merchant” in this discussion to refer to restaurants, bars and clubs. Financial information regarding our interest income from the RCR Loan product is included in the Marketing Credits Program sales strictly for purposes of our income statement. We intend to present separate financial information regarding the RCR Loan product when results of this product become material to our financial statements.

	For the Three Months Ended June 30,
	2007			2006
	Marketing	Marketing		Marketing	Marketing
	Credits	Services		Credits	Services
	Program	Program	Total	Program	Program	Total
Merchant count as of June 30, 2007 and 2006, respectively	5,928	2,745	8,673	6,834	2,307	9,141
Number of qualified transactions	1,430	740	2,170	1,817	658	2,475
Average transaction amount	$48.16	$48.84	$48.39	$48.10	$49.58	$48.50

Qualified transaction amount	$68,872	$36,138	$105,010	$87,406	$32,624	$120,030
Sales yield	73.4%	17.3%	54.1%	69.8%	16.4%	55.3%
Sales	$50,580	$6,242	$56,822	$61,002	$5,354	$66,356
Cost of dining credits	$28,077	—	$28,077	$34,025	—	$34,025
Processing fee	193	81	274	338	37	375

Total cost of sales	$28,270	$81	$28,351	$34,363	$37	$34,400

Provision for losses	$2,574	—	$2,574	$250	—	$250

Member benefits	4,995	2,368	7,363	5,353	1,803	7,156
Bonus rewards	633	332	965	632	234	866
Partner Commissions	961	428	1,389	974	315	1,289

Total member benefits	6,589	3,128	9,717	6,959	2,352	9,311

Net revenue	$13,147	$3,033	$16,180	$19,430	$2,965	$22,395

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
With regard to merchant count, ending merchant count as of June 30, 2007 was 8,673 compared to 9,141 as of June 30, 2006, a decrease of 5.1%. The decrease in total Merchant Count was driven by a 906, or 13.3%, decrease in Marketing Credits Program merchants to 5,928 merchants, offset by a 438, or 19.0%, increase in Marketing Services Program merchants to 2,745 merchants.
The decrease in the number of Marketing Credits Program merchants is due in part to our revised dining credits purchasing policies, which has led to the removal of undesirable and unprofitable merchants from our dining credits portfolio. The decrease is also due in part to merchants that we otherwise desire to retain in our program that either will not agree to terms of a new deal that reflect our revised dining credits purchasing policies or no longer desire to participate in our program. Finally, the revised purchasing policies resulted in a shorter usage period in the portfolio, which accelerated the renewal cycle of the portfolio. With the full staffing of our sales force at the end of 2006, our goal is to grow the Marketing

Credits Program merchant count without compromising the quality of the merchants in the portfolio or the profitability of deals by demonstrating the value of our services, including timely business intelligence reports, customer rating data and marketing to members through various media including Internet, email and print marketing. We are making efforts to retain desirable merchants by increasing, on a risk-adjusted basis, the amount of future member transactions that we purchase from them in order for them to remain in our program for a longer period of time. Our Marketing Credits Program merchant count began to increase during the first quarter of 2007. As a result of this increase in merchant count and our purchase of more future member transactions from selected merchants, beginning in the first quarter of 2007 our net dining credits portfolio balance has increased and our dining credits usage period has lengthened.
Qualified transaction amounts at our participating merchants decreased $15,020, or 12.5%, to $105,010 for the three months ended June 30, 2007 compared to the same period in the prior year. The decrease in qualified transaction amount of 12.5% was higher than the decrease of 5.1% in our merchant count during the same period. During 2006, the percentage decrease in qualified transaction amount had been smaller than the overall percentage decrease in merchant count as a result of increased revenue per merchant. The increase in revenue per merchant was due to a reduction of blackout days and member exclusions at participating merchants. During the first and second quarters of 2007, the percentage decrease in qualified transaction amount was larger than the percentage decrease in merchant count despite our continued reduction of blackout days and member exclusion at participating merchants. We believe this change is due in part to a restaurant industry slowdown that has impacted our merchants during the first half of the year.
Total sales yield decreased to 54.1% for the three months ended June 30, 2007 compared with 55.3% for the same period in the prior year. The decrease in overall sales yield was a result of a shift in sales mix from the higher yield Marketing Credits Program to the lower yield Marketing Services Program. Sales yield for the Marketing Credits Program increased from 69.8% for the three months ended June 30, 2006 to 73.4% for the three months ended June 30, 2007. Sales yield for the Marketing Services Program increased from 16.4% for the three months ended June 30, 2006 to 17.3% for the same period in 2007.
Sales for the three months ended June 30, 2007 decreased 14.4% when compared with the same period in the prior year primarily due to a decline in the Marketing Credits Program merchant count, a decrease in Marketing Credits Program sales, a shift in sales mix towards Marketing Services Program merchants and a decrease in qualified transaction amount per merchant,. Marketing Credits Program sales for the three months ended June 30, 2007 decreased $10,422, or 17.1%, when compared with the same period in the prior year. Marketing Services Program sales for the three months ended June 30, 2007 increased $888, or 16.6%, when compared with the same period in the prior year.
Cost of sales, which is composed of the cost of dining credits and related processing fees, decreased to 49.9% of sales for the three months ended June 30, 2007 as compared to 51.8% of sales for the same period in the prior year. This decrease is due to a shift in revenues toward the Marketing Services Program, which has no material cost of sales associated with it.
The provision for losses increased to 4.5% of total sales and 5.1% of Marketing Credits Program sales for the three months ended June 30, 2007 compared with 0.4% of total sales and 0.4% of Marketing Credits Program sales for the same period in the prior year. The provision for the three months ended June 30, 2007 included reserves for both our dining credits portfolio and RCR Loan notes we purchased during the quarter.
The provision for losses for the three months ended June 30, 2007 was significantly higher than the three months ended June 30, 2006. The 2006 period was favorably impacted by policies that decrease the average amount of time it takes for members to use dining credits, a decrease in the dining credits portfolio balance, lower net write-offs and higher profitability of deals. During the first half of 2007, the dining credits and RCR Loan portfolios have increased, resulting in a higher provision for losses expense than in the same period in the prior year as we provided for current period losses and incremental reserves for the growing portfolios, as expected. As the dining credits and RCR Loan portfolios grow, we expect the provision expense to remain at 3% to 5% of sales. As of June 30, 2007, the net dining credits portfolio totaled $87,171, which is approximately equal to the portfolio as of June 30, 2006 and an increase from the portfolio as of December 31, 2006. The increase in the portfolio during the first half of 2007 is due to an increase in Marketing Credits Program merchants and an increase in the estimated months to consume net dining credits. The estimated number of months to consume net dining credits increased to 9.3 months as of June 30, 2007 from 7.7 months as of the June 30, 2006. This increase is a result of our effort to increase the usage period of the portfolio on a risk adjusted basis.

Member benefits, which include partner commissions and incentive bonus awards paid to members, increased to 17.1% of sales for the three months ended June 30, 2007 compared with 14.0% of sales for the same period in the prior year. This increase as a percentage of sales is primarily due to the shift in revenues from the Marketing Credits Program to the Marketing Services Program. Member benefits cost as a percentage of sales is higher for our Marketing Services Program than it is for our Marketing Credits Program. In addition, increased partner promotions and member bonus opportunities as well as our focus on achieving portions of our minimum purchase obligations with certain partners for 2007 contributed to the increase. Also, sales attributable to our most engaged members, to whom we pay our highest level of benefits, have remained fairly constant while overall sales have declined, resulting in a higher overall benefit as a percentage of sales.
Net revenues decreased to $16,180, or 28.5% of sales during the three months ended June 30, 2007 from $22,395, or 33.7% of sales during the same period in the prior year. In addition to the sales decline, net revenues were negatively impacted by a higher provision for losses associated with growth in the dining credits and RCR Loan notes portfolios, partially offset by a lower cost of sales driven by improved profitability of the Marketing Credits Program. The above-mentioned mix shift had a favorable impact on cost of sales and an unfavorable impact on member benefits expense, as the Marketing Services Program carries no direct cost of sales but has a higher member benefits expense as a percent of sales.
Membership and other income decreased $100 or 18.3% for the three months ended June 30, 2007 compared with the same period in the prior year. The decrease can be primarily attributed to the decline in membership fee income and the impact of an earn-your-dues dining program in which members earn their annual fees through the reduction of their cash back rewards savings.
Operating Expenses
Salaries and benefits decreased $1,260, or 20.8%, to $4,788 for the three months ended June 30, 2007 from $6,048 for the same period in the prior year due primarily to a decrease in management bonus accruals, a reduction in stock compensation accruals and a reversal of stock compensation expense of $439 as a result of our expected financial performance relative to plan in 2007, offset by an increase in headcount.
Sales commissions and expenses include salaries, commissions, travel expenses and training relating to our sales force. Sales commissions and expenses increased to 9.3% of sales for the three months ended June 30, 2007 compared with 6.7% of sales for the same period in the prior year due to an increase in salary expense and travel costs as we increased sales employee headcount.
Professional fees decreased to $478, or 12.1% during the quarter ended June 30, 2007 as compared to the same period in the prior year. In the past, legal expenses related to various litigation matters, including the California class action lawsuit, were reported in professional fees. Such expenses have been reclassified into litigation and related expenses on our statements of operations as described below.
Member and merchant marketing expenses increased $1,032, or 97.9%, for the three months ended June 30, 2007 compared with the same period in the prior year primarily due to the transition of certain internal marketing staff functions to an outside agency.
General and administrative expenses decreased $757, or 14.2% during the three months ended June 30, 2007 compared to the same period in the prior year. The decrease was primarily due to a tax accrual recorded during the three months ended June 30, 2006 relating to a sales tax audit in the State of Hawaii and a decrease in management travel costs.
During the three months ended June 30, 2007, we reversed $11,631 in litigation and related expenses which consisted of $11,606 relating to the California class action lawsuit and $25 relating to the Source Inc. litigation as discussed in Note 3 of this Quarterly Report on Form 10-Q. During the three months ended June 30, 2006, we recorded $1,100 in litigation and related expenses relating to the California class action lawsuit. The original reserve relating to the California class action suit recorded in the fourth quarter of 2006 was based on management’s initial estimate of the cost of the settlement and related legal and administrative expenses. The current reversal is based on a review of the claims filed by class members and management’s best estimate of claims that may be filed before the end of the claims filing period. The reserve may be further adjusted once the claims filing period closes, which is expected later in 2007. In addition, our final payment was made with respect to the Source Inc. patent litigation settlement on April 26, 2007.
Other Income and Expense
Interest and other income decreased $34 to $662 for the three months ended June 30, 2007 compared with the same period in the prior year. The decrease is due to lower cash and cash equivalent balances year over year. Interest expense decreased $11 to $710 for the three months ended June 30, 2007 compared with the same period in the prior year, primarily due to the amortization of line of credit fees recorded during the three months ended June 30, 2006. No such amortization was recorded during the three months ended June 30, 2007.

Income tax provision
Our effective tax rate for the three months ended June 30, 2007 was 34.9% compared with 40.6% for the same period in the prior year, due to a decrease in the effective state tax rate resulting from a shift in the apportionment factors among the states in which we conduct business.
Net Income
Net income for the three months ended June 30, 2007 was $7,127 compared with $2,603 for the same period in the prior year. The increase in net income was due to a reversal of litigation and related expenses relating to the California class action suit, offset by a decline in net revenues.
Basic weighted average number of shares outstanding increased to 27,018 for the three months ended June 30, 2007 compared with 26,672 for the same period in the prior year due to the issuance of shares upon the vesting of restricted stock unit awards during the first quarter of 2007 and the exercise of stock options. Diluted weighted average number of shares outstanding increased to 30,992 for the three months ended June 30, 2007 compared with 26,958 for the same period in the prior year. The diluted weighted shares outstanding for the three months ended June 30, 2007 included 3,913 shares relating to the effect of the convertible debentures. No such shares were included in the three months ended June 30, 2006 as their effect would have been anti-dilutive.

RESULTS OF OPERATIONS — COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
As a means of better explaining our operations and results, the following table illustrates the relationship between revenue and expense categories for the six months ended June 30, 2007 and 2006. These amounts have been rounded to the nearest tenth.

	Percentage of Sales
	for the Six Months Ended
	June 30,
	2007	2006
Sales	100.0	100.0
Cost of sales	49.9	52.0
Provision for losses	4.4	0.5
Member benefits	17.5	13.7

Net revenue	28.2	33.7

Membership fees and other income	0.8	0.8

Total operating revenue	29.0	34.6

Salaries and benefits	9.4	8.9
Sales commission and expenses	9.5	7.0
Professional fees	1.2	1.0
Member and merchant marketing expenses	3.4	1.8
General and administrative expenses	8.6	7.4
Litigation and related expenses	(10.6)	2.8

Total operating expenses	21.5	28.9

Operating income	7.6	5.6

Other expense, net	0.1	0.2

Income before income tax provision	7.5	5.4

Income tax provision	2.8	2.1

Net income	4.7	3.3

Operating Revenues
The following table sets forth for the periods presented, our sales, components of our costs of sales and certain other information for each of our two marketing programs.

	For the Six Months Ended June 30,
	2007			2006
	Marketing	Marketing		Marketing	Marketing
	Credits	Services		Credits	Services
	Program	Program	Total	Program	Program	Total
Merchant count	5,928	2,745	8,673	6,834	2,307	9,141
Number of qualified transactions	2,831	1,424	4,255	3,717	1,294	5,011
Average transaction amount	$47.70	$48.80	$48.07	$47.81	$48.80	$48.06
Qualified transaction amount	$135,047	$69,493	$204,540	$177,705	$63,143	$240,848
Sales yield	72.4%	17.3%	53.7%	69.5%	16.5%	55.6%
Sales	$97,714	$12,024	$109,738	$123,565	$10,393	$133,958
Cost of dining credits	$54,266	—	$54,266	$68,989	—	$68,989
Processing fee	361	160	521	574	123	697

Total cost of sales	$54,627	$160	$54,787	$69,563	$123	$69,686

Provision for dining credits losses	$4,849	—	$4,849	$697	—	$697

Member benefits	9,602	4,641	14,243	10,668	3,533	14,201
Bonus rewards	1,547	792	2,339	1,218	433	1,651
Partner Commissions	1,798	785	2,583	1,938	609	2,547

Total member benefits	12,947	6,218	19,165	13,824	4,575	18,399

Net revenue	$25,291	$5,646	$30,937	$39,481	$5,695	$45,176

Ending merchant count as of June 30, 2007 was 8,673 compared to 9,141 as of June 30, 2006, a decrease of 5.1%. The decrease in total Merchant Count was driven by a 906, or 13.3%, decrease in Marketing Credits Program merchants to 5,928 merchants, offset by a 438, or 19.0%, increase in Marketing Services Program merchants to 2,745 merchants.
Qualified transaction amounts at our participating merchants decreased $36,308, or 15.1%, to $204,848 for the six months ended June 30, 2007 compared to the same period in the prior year. The decrease in qualified transaction amount of 15.1% was higher than the decrease of 5.1% in our merchant count during the same period. During 2006, the percentage decrease in qualified transaction amount had been smaller than the overall percentage decrease in merchant count as a result of increased revenue per merchant. The increase in revenue per merchant was due to a reduction of blackout days and member exclusions at participating merchants. During the first and second quarters of 2007, the percentage decrease in qualified transaction amount was larger than the percentage decrease in merchant count despite our continued reduction of blackout days and member exclusion at participating merchants. We believe this change is due in part to a restaurant industry slowdown that has impacted our merchants during the first half of the year.
Total sales yield decreased to 53.7% for the six months ended June 30, 2007 compared with 55.6% for the same period in the prior year. The decrease in overall sales yield was a result of a shift in sales mix from the higher yield Marketing Credits Program to the lower yield Marketing Services Program. Sales yield for the Marketing Credits Program increased from 69.5% for the six months ended June 30, 2006 to 72.4% for the six months ended June 30, 2007. Sales yield for the Marketing Services Program increased from 16.5% for the six months ended June 30, 2006 to 17.3% for the same period in 2007. The increase in Marketing Services Program sales yield between periods is a reflection of the higher prices that were introduced in January of 2006.
Sales for the six months ended June 30, 2007 decreased 18.1% when compared with the same period in the prior year primarily due to a decline in Marketing Credits Program merchant count, a decrease in Marketing Credits Program sales, a shift in sales mix towards Marketing Services Program merchants and a decrease in qualified transaction amount per merchant. Marketing Credits Program sales for the six months ended June 30, 2007 decreased $25,851, or 20.9%, when compared with the same period in the prior year. Marketing Services Program sales for the six months ended June 30, 2007 increased $1,631, or 15.7%, when compared with the same period in the prior year.

Cost of sales, which is composed of the cost of dining credits and related processing fees, decreased to 49.9% of sales for the six months ended June 30, 2007 as compared to 52.0% of sales for the same period in the prior year. This decrease is due to a shift in revenues toward the Marketing Services Program, which has no material cost of sales associated with it.
The provision for losses increased to 4.4% of total sales and 5.0% of Marketing Credits Program sales for the six months ended June 30, 2007 compared with 0.5% of total sales and 0.6% of Marketing Credits Program sales for the same period in the prior year. The provision for the six months ended June 30, 2007 included reserves for both our dining credits portfolio and RCR Loan notes we purchased during the first half of 2007. The provision for losses for the six months ended June 30, 2007 was significantly higher than the six months ended June 30, 2006. As described above, the 2006 period was favorably impacted by policies that decrease the average amount of time it takes for members to use dining credits, a decrease in the dining credits portfolio balance, lower net write-offs and higher profitability of deals. In addition, during 2007 the dining credits and RCR Loan portfolios have increased, resulting in a higher provision for losses than in the prior year.
Member benefits increased to 17.5% of sales for the six months ended June 30, 2007 compared with 13.7% of sales for the same period in the prior year. This increase as a percentage of sales is primarily due to the shift in revenues from the Marketing Credits Program to the Marketing Services Program. Member benefits cost as a percentage of sales is higher for our Marketing Services Program than it is for our Marketing Credits Program. In addition, increased partner promotions and member bonus opportunities as well as our focus on achieving portions of our minimum purchase obligations with certain partners for 2007 during the first six months of 2007 contributed to the increase. Also, sales attributable to our most engaged members, to whom we pay our highest level of benefits, have remained fairly constant while overall sales have declined, resulting in a higher overall benefit as a percentage of sales.
Net revenues decreased to $30,937 or 28.2% of sales during the six months ended June 30, 2007 from $45,176, or 33.7% of sales during the same period in the prior year. In addition to the sales decline, net revenues were negatively impacted by a higher provision for losses associated with growth in the dining credits and RCR Loan notes portfolios, partially offset by a lower cost of sales driven by improved profitability of the Marketing Credits Program. The above-mentioned mix shift had a favorable impact on cost of sales and an unfavorable impact on member benefits expense, as the Marketing Services Program carries no direct cost of sales but has a higher member benefits expense as a percent of sales.
Membership and other income decreased $201 or 18.0% for the six months ended June 30, 2007 compared with the same period in the prior year. The decrease can be primarily attributed to the decline in membership fee income and the impact of an earn-your-dues dining program in which members earn their annual fees through the reduction of their cash back rewards savings.
Operating Expenses
Salaries and benefits decreased $1,633 or 13.7% to $10,276 for the six months ended June 30, 2007 from $11,909 for the same period in the prior year due primarily to a decrease in management bonus accruals, a reduction in stock compensation expense and a reversal of stock compensation expense of $439 as a result of our expected financial performance relative to plan in 2007, offset by an increase in headcount.
Sales commissions and expenses increased to 9.5% of sales for the six months ended June 30, 2007 compared to 7.0% of sales for the same period in the prior year due to an increase in salary expense and travel costs as we increased sales employee headcount.
Professional fees decreased $51 or 3.7% to $1,348 for the six months ended June 30, 2007 compared with the same period in the prior year. The decrease was mainly due to a decrease in accounting fees.
Member and merchant marketing expenses increased $1,302 or 54.9% for the six months ended June 30, 2007 compared with the same period in the prior year primarily due to the transition of certain internal marketing staff functions to an outside agency.
General and administrative expenses decreased $546 or 5.5% for the six months ended June 30, 2007 compared to the same period in the prior year. The decrease was primarily due to a tax accrual recorded during the six months ended June 30, 2006 relating to a sales tax audit in the State of Hawaii, a decrease in severance costs and a decrease in management travel costs, offset by an increase in depreciation and amortization and communication costs as we invest in our internal operations.

As described above and in Note 3 of this Quarterly Report on Form 10-Q, during the six months ended June 30, 2007, we reversed $11,631 in litigation and related expenses which consisted of $11,606 relating to the California class action lawsuit and $25 relating to the Source Inc. litigation. During the six months ended June 30, 2006 we recorded $3,725 of expense in litigation and related expenses which consisted of $2,425 relating to the California class action lawsuit and $1,300 relating to the Source Inc. litigation.
Other Income and Expense
Interest and other income increased $344 to $1,498 for the six months ended June 30, 2007 compared with the same period in the prior year. The increase is due to cash and cash equivalents invested in higher interest bearing accounts, offset by a lower cash and cash equivalent balance. Interest expense increased $137 to $1,593 for the six months ended June 30, 2007 compared with the same period in the prior year, primarily due to interest expense of $183 recorded during the six months ended June30, 2007 as a result of the amortization of the discounted cash flows related to the California class action suit. The accrual recorded for the California class action suit was recorded at its present value, which is the discounted value of future cash flows expected, and is being amortized over a one to two year period.
Income tax provision
Our effective tax rate for the six months ended June 30, 2007 was 37.5% compared with 39.0% for the same period in the prior year due to a decrease in the effective state tax rate resulting from a shift in the apportionment factors among the states in which we conduct business.
Net income
Net income for the six months ended June 30, 2007 was $5,138 compared with $4,420 for the same period in the prior year. The increase in net income was due to a reversal of litigation and related expenses relating to the California class action suit, offset by a decline in net revenues.
Basic weighted average number of shares outstanding increased to 26,934 for the six months ended June 30, 2007 compared to 26,632 for the same period in the prior year and diluted weighted average shares outstanding increased to 27,064 for the six months ended June 30, 2007 compared to 26,879 for the same period in the prior year primarily due to the issuance of shares upon the vesting of restricted stock unit awards during the first quarter of 2007 and the exercise of stock options the exercise of stock options.
LIQUIDITY AND CAPITAL RESOURCES
General
Cash, cash equivalents and short-term investments were $64,692 as of June 30, 2007, a decrease of $20,304 from December 31, 2006. During the six months ended June 30, 2007, cash used in operating activities was $16,105 mainly due to an increase in our dining credits portfolio and accounts receivable as we invest in both our dining credits portfolio and RCR Loan product.
Net cash used in investing activities for the six months ended June 30, 2007 totaled $4,733 and was the result of $475 in net purchases of available for sale securities and $4,258 of investments in capital expenditures. Capital expenditures consisted principally of continued development of our websites, leasehold improvements for our office space, technology investments supporting the automation of internal processes and general information technology investments.
Net cash provided by financing activities was $276 for the six months ended June 30, 2007 from the exercise of stock options and the tax benefit realized during the exercise.
During 2005 and 2006, the implementation of new dining credits purchasing policies combined with the focus on re-building and re-training the sales force resulted in a significant decrease in the dining credits portfolio, which generated cash and cash equivalents. Over the past two quarters we have reinvested over $16,000 in our dining credits and RCR Loan portfolios. We expect that as our sales force continues to ramp its productivity, we will grow our dining credits portfolio as well as our RCR Loan portfolio. We intend to continue to put our cash to use in this manner because we believe that investing in these portfolios is necessary to achieve long-term, profitable growth. In addition, we intend to continue investing in capital expenditures to support member and merchant marketing, business intelligence and our internal processes.
We believe that our cash and cash equivalents, short-term available for sale securities and anticipated cash flows are sufficient to meet our current cash requirements, subject to the final outcome of the litigation settlement discussed in Note 3 of this Quarterly Report on Form 10-Q and subject to cash required to redeem the outstanding convertible debentures as discussed below.

Convertible Subordinated Debentures
On October 15, 2003, we completed a private placement of $70,000 principal amount of our 3.25% Convertible Subordinated Debentures with a final maturity date of October 15, 2023. Holders of the debentures may require us to repurchase for cash all or part of their debentures on October 15, 2008 at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest, which we expect holders of the debentures to do. We currently expect to fund the repurchase, if necessary, out of our cash reserves, the proceeds of additional debt or equity issuances, or a combination thereof. We cannot assure you that we will have cash available or be able to raise cash, whether on favorable terms or otherwise, to satisfy the repurchase of the debentures. The debentures bear interest at 3.25% per annum, payable on April 15 and October 15 of each year. There were no interest payments outstanding at June 30, 2007. The net proceeds from the offering were $67,500 and the issuance costs of $2,500 are being amortized over five years. If we are not required to repurchase all of the debentures on October 15, 2008, holders of the debentures may require us to repurchase for cash all or part of their debentures on October 15, 2013 and October 15, 2018 or upon a change of control. We may redeem the debentures, in whole or in part, at any time after October 15, 2008 at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. At the election of a holder, the debentures are convertible prior to the maturity date into shares of our common stock at an initial conversion price of $17.89 per share, subject to adjustment for certain events, upon the occurrence of any of the following: (i) the closing price of our common stock on the trading day prior to the conversion date was 110% or more of the conversion price of the debentures on such trading day; (ii) we have called the debentures for redemption; (iii) the average of the trading prices of the debentures for any five consecutive trading day period was less than the average conversion value for the debentures during that period, subject to certain limitations; or (iv) we make certain distributions to holders of our common stock or enter into specified corporate transactions. If a holder elects to convert its debentures, the Company may elect to pay cash to such holder in lieu of issuing shares of common stock.
Contractual Obligations and Commitments
We lease facilities and equipment under long-term operating leases. These contractual obligations entered into in the ordinary course of business are not required to be reflected in our consolidated balance sheets, but may impact our liquidity. The following table sets forth our future minimum lease payments under non-cancelable operating leases, long-term debt and other contractual obligations and commitments at June 30, 2007:

	Payments Due by Period
		Remaining 2
Contractual Obligations and Commitments	Total	Quarters of 2007	2008	2009 and after
Convertible subordinated debentures (including interest)	$73,413	$1,138	$72,275	$—
Vendor contracts	15,743	7,473	8,270	—
California class action litigation settlement and related expenses	16,920	9,218	3,601	4,101
Operating leases	6,084	838	1,624	3,622

Total	$112,160	$18,667	$85,770	$7,723

Revolving Credit Facility
On November 3, 2004, we entered into a $50,000 unsecured revolving credit facility with Bank of America, N.A. and LaSalle Bank, N.A. (the “Lenders”), which was subsequently modified to, among other matters, reduce the credit facility to $25,000. The credit facility expired on June 29, 2007 and we never had any borrowings outstanding. We did not renew the facility and believe that we have sufficient liquidity in the near term. We have executed a term sheet and are negotiating definitive agreements for a new $25,000 revolving credit facility. The term sheet is non-binding and although we expect to enter into this new revolving credit facility during 2007, we can offer no assurances that we will be able to agree to terms regarding a new revolving credit facility.
Dining Credits
Dining credits funded (net dining credits less accounts payable—dining credits) was $79,879 at June 30, 2007, an increase of $10,314 from December 31, 2006. Accounts payable-dining credits represents the unfunded portion of dining credits that we have an option to purchase from our merchants. The increase in dining credits funded is due to the ramp up of the sales force during the fourth quarter of 2006 and an effort to leverage our risk analysis and management tools to deploy more capital to selected merchants and lengthen the usage periods where appropriate. We believe that the purchase of dining credits can be funded generally from cash generated from operations, subject to the final outcome of litigation settlement that is disclosed Note 3 of this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements
We have no off balance sheet arrangements as of June 30, 2007 or December 31, 2006.
Litigation
We have entered into a settlement agreement to settle a class action lawsuit in California as discussed in Note 3 of this Quarterly Report on Form 10-Q. The terms of the settlement and the impact on us is discussed in that section. The settlement was approved; however, the District Court has not yet entered a final approval order. If there is a successful appeal of the terms of the settlement, then the litigation may continue. An adverse outcome in any such litigation could have a material adverse effect on our business, results of operations, financial position or cash flows.
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
Item 1A. Risk Factors
We may not have cash available or be able to raise sufficient cash to repurchase our 3.25% Convertible Subordinated Debentures in October 2008, if necessary.
Holders of our 3.25% Convertible Subordinated Debentures may require us to repurchase for cash all or part of their debentures on October 15, 2008 at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest, which we expect holders of the debentures to do. We currently expect to fund the repurchase, if necessary, out of our cash reserves, the proceeds of additional debt or equity issuances, or a combination thereof. We cannot assure you that we will have cash available or be able to raise cash, whether on favorable terms or otherwise, to satisfy the repurchase of the debentures. Our failure to repurchase the debentures because we do not have cash available or are unable to raise sufficient cash may have a material adverse effect on us.
Item 4. Submission of Matters to a Vote of Security Holders
(a) Meeting of Stockholders
Our annual meeting of stockholders was held on May 22, 2007.
(b) Election of Directors
At our annual meeting of stockholders, the stockholders elected the following persons to the Board of Directors: (1) Donald J. Liebentritt, (2) Adam M. Aron, (3) Ronald L. Blake, (4) Karen I. Bremer (5) Peter C.B. Bynoe, (6) Raymond A. Gross, (7) F. Philip Handy, (8) Nils E. Larsen, (9) Harold I. Shain, and (10) John A. Ward III.
(c) Matters Voted Upon
(i) The stockholders voted as follows with respect to the election of the ten (10) directors:
Donald J. Liebentritt

For	21,343
Withheld/Against	1,092
Exceptions/Abstain	—

Total shares voted	22,435
Broker no vote	4,384

Total shares eligible to vote	26,819

Adam M. Aron

For	21,340
Withheld/Against	1,095
Exceptions/Abstain	—

Total shares voted	22,435
Broker no vote	4,384

Total shares eligible to vote	26,819

Ronald L. Blake

For	21,335
Withheld/Against	1,100
Exceptions/Abstain	—

Total shares voted	22,435
Broker no vote	4,384

Total shares eligible to vote	26,819

Karen Bremer

For	21,344
Withheld/Against	1,091
Exceptions/Abstain	—

Total shares voted	22,435
Broker no vote	4,384

Total shares eligible to vote	26,819

Peter C.B. Bynoe

For	21,340
Withheld/Against	1,095
Exceptions/Abstain	—

Total shares voted	22,435
Broker no vote	4,384

Total shares eligible to vote	26,819

Raymond A. Gross

For	20,813
Withheld/Against	1,622
Exceptions/Abstain	—

Total shares voted	22,435
Broker no vote	4,384

Total shares eligible to vote	26,819

F. Philip Handy

For	21,276
Withheld/Against	1,159
Exceptions/Abstain	—

Total shares voted	22,435
Broker no vote	4,384

Total shares eligible to vote	26,819

Nils E. Larsen

For	21,338
Withheld/Against	1,097
Exceptions/Abstain	—

Total shares voted	22,435
Broker no vote	4,384

Total shares eligible to vote	26,819

Harold I. Shain

For	21,301
Withheld/Against	1,134
Exceptions/Abstain	—

Total shares voted	22,435
Broker no vote	4,384

Total shares eligible to vote	26,819

John A. Ward, III

For	19,049
Withheld/Against	3,386
Exceptions/Abstain	—

Total shares voted	22,435
Broker no vote	4,384

Total shares eligible to vote	26,819

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.4	Indenture, dated as of October 15, 2003, as amended and restated as of February 4, 2004, between Rewards Network Inc. and LaSalle Bank National Association is incorporated herein by reference to Exhibit 4.15 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.5	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC is incorporated herein by reference to Exhibit 4.18 to iDine Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 14, 2003.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REWARDS NETWORK INC.
August 8, 2007	/s/ Christopher J. Locke
Christopher J. Locke
Senior Vice President and Chief Financial Officer (Principal Financial Officer and on behalf of the registrant)

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.4	Indenture, dated as of October 15, 2003, as amended and restated as of February 4, 2004, between Rewards Network Inc. and LaSalle Bank National Association is incorporated herein by reference to Exhibit 4.15 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.5	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC is incorporated herein by reference to Exhibit 4.18 to iDine Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 14, 2003.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith