Form 10-Q
period 2007-09-30
REWARDS NETWORK INC
filed 2007-11-08
CIK 78536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 5, 2007, there were 26,850,968 shares of the registrant’s common stock, par value $.02 per share, outstanding.

INDEX
REWARDS NETWORK INC. AND SUBSIDIARIES

REWARDS NETWORK INC. AND SUBSIDIARIES
PART I—FINANCIAL INFORMATION
Item 1 — Financial Statements
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,602	$52,496
Short-term available for sale securities	30,865	32,500
Accounts receivable, net of allowance for doubtful accounts of $2,706 and $2,078, respectively	11,395	6,793
Dining credits, net of allowance for doubtful accounts of $20,726 and $12,210, respectively	91,692	76,366
Deferred income taxes	10,809	10,409
Prepaid expenses	2,310	2,449
Income taxes receivable	2,798	1,433

Total current assets	164,471	182,446
Property and equipment, net of accumulated depreciation and amortization of $23,072 and $20,380, respectively	11,139	8,712
Other assets	292	1,124
Goodwill	8,117	8,117
Deferred income taxes	1,324	6,180

Total assets	$185,343	$206,579

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable—dining credits	$7,433	$6,801
Accounts payable—member benefits	7,498	5,766
Accounts payable—trade	1,758	1,953
Accrued compensation	1,659	3,599
Other current liabilities	3,728	3,738
Deferred membership fee income	779	982
Litigation and related accruals, current	12,168	13,650

Total current liabilities	35,023	36,489
Convertible subordinated debentures	55,000	70,000
Litigation and related accruals, net of current portion	4,085	15,000
Other long-term liabilities	—	353

Total liabilities	94,108	121,842

Stockholders’ equity:
Common stock, par value $0.02 per share; authorized 70,000 shares; issued 27,127 and 26,875 shares, respectively; and outstanding 26,847 and 26,593 shares, respectively	543	538
Additional paid-in capital	66,438	66,138
Accumulated other comprehensive income:
Foreign currency translation, net of income taxes	286	391
Retained earnings	26,163	19,880
Treasury stock, at cost (280 and 282 shares, respectively)	(2,195)	(2,210)

Total stockholders’ equity	91,235	84,737

Total liabilities and stockholders’ equity	$185,343	$206,579

See accompanying notes to consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Operating revenues:

Sales	$57,180	$60,389	$166,918	$194,347

Cost of sales	28,652	30,802	83,439	100,488
Provision for losses	3,171	1,682	8,020	2,379
Member benefits	8,724	8,812	27,889	27,211

Total direct expenses	40,547	41,296	119,348	130,078

Net revenue	16,633	19,093	47,570	64,269
Membership fees and other income	409	504	1,328	1,624

Total operating revenues	17,042	19,597	48,898	65,893

Operating expenses:
Salaries and benefits	5,063	5,626	15,339	17,535
Sales commissions and expenses	5,072	4,452	15,541	13,838
Professional fees	369	828	1,717	2,227
Member and merchant marketing	1,752	1,429	5,425	3,800
General and administrative	4,054	4,881	13,464	14,837
Litigation and related expenses	—	3,210	(11,631)	6,935

Total operating expenses	16,310	20,426	39,855	59,172

Operating income (loss)	732	(829)	9,043	6,721

Other income (expense):
Interest and other income	636	771	2,134	1,924
Interest expense and financing costs	(783)	(715)	(2,376)	(2,170)
Gain on extinguishment of convertible subordinate debentures	739	—	739	—

Income (loss) before income tax provision (benefit)	1,324	(773)	9,540	6,475

Income tax provision (benefit)	179	(365)	3,257	2,463

Net income (loss)	$1,145	$(408)	$6,283	$4,012

Earnings (loss) per share of common stock:
Basic	$0.04	$(0.02)	$0.23	$0.15

Diluted	$0.04	$(0.02)	$0.23	$0.15

Weighted average number of common and common equivalent shares outstanding:
Basic	27,038	26,725	26,969	26,663

Diluted	27,120	26,725	27,098	26,884

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	September 30,
	(Unaudited)
	2007	2006
Cash flows from operating activities:
Net income	$6,283	$4,012

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,445	3,177
Loss on disposal of fixed assets	68	—
Amortization of deferred financing costs	401	481
Provision for losses	8,020	2,379
Stock-based compensation	710	2,369
Deferred income taxes	4,455	649
Gain on extinguishment of convertible subordinate debentures	(739)	—

Changes in assets and liabilities:
Accounts receivable	(5,289)	541
Dining credits including accounts payable—dining credits	(21,701)	38,930
Prepaid expenses	5	(766)
Income taxes receivable	(1,366)	233
Other assets	463	(441)
Accounts payable—member benefits	1,716	2,197
Accounts payable—trade	(687)	(1,349)
Accrued compensation	(1,946)	1,855
Other liabilities	(539)	1,023
Deferred membership fee income	(203)	(226)
Litigation and related accruals	(12,397)	—

Net cash (used in) provided by operating activities	(19,301)	55,064

Cash flows from investing activities:
Purchases of available for sale securities	(1,125)	(35,000)
Sales of available for sale securities	2,760	15,000
Additions to property and equipment	(5,930)	(3,311)

Net cash used in investing activities	(4,295)	(23,311)

Cash flows from financing activities:
Tax benefit from the exercise of stock options	27	250
Proceeds from the exercise of stock options	249	851
Purchase of convertible subordinate debentures	(14,150)	—

Net cash (used in) provided by financing activities	(13,874)	1,101

Effect of exchange rate on cash	(424)	121
Net (decrease) increase in cash	(37,894)	32,975

Cash and cash equivalents:
Beginning of the period	52,496	31,585

End of the period	$14,602	$64,560

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,138	$1,138

Income taxes	$140	$2,839

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(amounts in thousands, except per share data)
Note 1 — Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these interim financial statements in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments that are of a normal recurring nature necessary to fairly present the unaudited condensed consolidated financial position of Rewards Network Inc. and its subsidiaries (collectively, the “Company”) at September 30, 2007, unaudited condensed consolidated results of operations of the Company for the three and nine months ended September 30, 2007 and 2006 and unaudited condensed consolidated statements of cash flows of the Company for the nine months ended September 30, 2007 and 2006 have been made. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2007. The condensed consolidated balance sheet as of December 31, 2006 is derived from the Company’s audited consolidated financial statements.
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
In March 2007, the Company began to provide access to capital through a loan product, called RCR Loans. The RCR Loan product provides merchants with access to capital and does not provide marketing, business intelligence or loyalty programs. The Company markets and services the RCR Loans on behalf of WebBank, a non-affiliated FDIC-insured, state-chartered Industrial Bank. The Company purchases RCR Loan notes from WebBank after WebBank originates and funds the RCR Loan. The Company then services the notes in order to provide a single point of contact to the merchants to whom it markets the RCR Loan product. The Company’s revenues from the RCR Loan product are not tied to member activity when compared to the Company’s other product offerings. For RCR Loans, the Company receives from merchants regular fixed repayments of the notes it purchases from WebBank. This product allows the Company to offer merchants access to capital with a fixed payment schedule. The principal amount of RCR Loan notes is included in accounts receivable on the Company’s balance sheet and interest income from the RCR Loan product is included in sales on the consolidated statements of Operations. The gross accounts receivable balance for the RCR Loan notes was $5,227 and the allowance for doubtful accounts was $698 as of September 30, 2007. Interest income was $993 and $1,345 and provision for losses was $420 and $698 for the RCR Loan notes for the three and nine months ended September 30, 2007, respectively.

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
Note 2 — Certain Relationships and Related Party Transactions (square footage not in thousands)
On May 5, 2003, the Company entered into an office lease agreement with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, a limited partnership comprised in part of certain trusts. The trustee of these trusts is Chai Trust Company, L.L.C., and Donald J. Liebentritt, the Chairman of the Company’s Board of Directors, is President of Chai Trust Company, L.L.C. Two North Riverside Plaza Joint Venture Limited Partnership is an affiliate of Samstock, L.L.C., the Company’s largest stockholder. The lease initially provided for 10,000 square feet of office space at Two North Riverside Plaza, Chicago, Illinois and, effective July 1, 2004, the Company exercised its option to increase this space to 14,324 square feet. On May 8, 2006, the Company entered into a First Amendment to this lease that increased the space to 24,665 square feet. On August 24, 2006, the Company entered into a Second Amendment to this lease that increased the space to 28,721 square feet. The term of the lease, as amended, is from September 1, 2003 through August 31, 2011. The Company paid rent of $132 and $103 for the three months ended September 30, 2007 and 2006, respectively and $392 and $242 for the nine months ended September 30, 2007 and 2006, respectively.
The Company has entered into two storage space lease agreements with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, one dated November 2, 2005 and one dated October 22, 2003. The leases provide for an aggregate of 1,130 square feet of storage space at Two North Riverside Plaza, Chicago, Illinois. The term of the November 2, 2005 lease is from November 7, 2005 through August 31, 2008 and the term of the October 22, 2003 lease is month-to-month. The Company paid rent for these storage spaces of $3 for each of the three months ended September 30, 2007 and 2006 and $7 for each of the nine months ended September 30, 2007 and 2006.
The future minimum lease obligations for the above leases are as follows:

Remaining quarter of 2007	$136
Year ended December 31, 2008	547
Year ended December 31, 2009	555
Year ended December 31, 2010	569
Year ended December 31, 2011	361

Total minimum lease payments	$2,168

Previous related party agreements
On June 20, 2005, the Company entered into an office lease agreement with CA Shorebreeze Limited Partnership, an affiliate of Equity Office Properties Trust. Affiliates of Samstock L.L.C., the Company’s largest stockholder, had a substantial interest in Equity Office Properties Trust through February 2007. The lease is for office space at 255 Shoreline Drive, Suite 145, Redwood City, California. The term of the lease is from August 10, 2005 through February 9, 2009. The Company paid rent of $7 for each of the three months ended September 30, 2007 and 2006 and $20 and $21 for the nine months ended September 30, 2007 and 2006, respectively.
On August 4, 2005, the Company entered into an office license agreement with WA-Columbia Center, L.L.C., an affiliate of Equity Office Properties Trust. The license is for office space at 701 Fifth Avenue, Suite 1410, Seattle, Washington. The term of the license is from August 1, 2005 through July 31, 2008. The Company paid rent of $7 for each of the three months ended September 30, 2007 and 2006 and $21 and $20 for the nine months ended September 30, 2007 and 2006, respectively.

Terminated agreements
On October 20, 2005, the Company entered into an office sublease agreement with Equity Group Investments, L.L.C. (“EGI”). Donald J. Liebentritt, the Chairman of the Company’s Board of Directors, is a Senior Advisor with EGI and Nils E. Larsen, a director of the Company, is a Managing Director of EGI. EGI is an affiliate of Samstock, L.L.C., the Company’s largest stockholder. The sublease provided for approximately 3,600 square feet of office space at Two North Riverside Plaza, Chicago, Illinois. The term of the sublease was from October 21, 2005 and continued on a month-to-month basis. The Company terminated the lease in September 2006. For the three and nine months ended September 30, 2006, the Company paid rent of $7 and $21, respectively.
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
On March 6, 2007, the Company entered into a formal agreement with the representative plaintiffs acting on behalf of a Settlement Class to settle this litigation. On August 23, 2007, the District Court issued an order granting formal approval of the settlement and it became final on September 24, 2007 after no appeal was taken. The August 23 order gave effect to the settlement, including granting the Company full and final releases from the Settlement Class, vacating the District Court’s earlier order granting summary judgment against the Company, and dismissing the California litigation with prejudice. However, the District Court specifically reserved ruling on the request of class counsel for payment of attorneys’ fees and class representative fees. The Company does not know when the District Court is likely to rule on this request.
Under the settlement, the “Settlement Class” is defined to include (1) all California merchants that, during the period of May 25, 2000 through December 31, 2004 participated in the Company’s dining credits program and received a cash advance during that period from the Company pursuant to the pre-October 2004 versions of the Company’s same contracts, and (2) any person who from May 25, 2000 to December 31, 2004, guaranteed the merchant’s obligations under the relevant contracts. Excluded from the Settlement Class are persons or entities with claims based on cash advances made by the Company prior to May 24, 2000, persons or entities that asked to be excluded from the class previously certified in the case, and the single merchant that elected to be excluded from the Settlement Class and with whom we subsequently settled. Under the settlement, the period for members of the Settlement Class to file claims closed on October 8, 2007. The Company has the right to review and object to claims timely filed and currently expects to come to resolution on claim payments prior to December 31, 2007.
The Company previously recorded $38,771 in expense relating to the California class action suit, which included $29,424 of expense recorded during the fourth quarter of 2006. $11,606 of the expense recorded was reversed during the three months ended June 30, 2007. The Company established the original reserve in the fourth quarter of 2006 based on management’s initial estimate of the cost of the settlement and related legal and administrative expenses. The reversal was based on a review of the claims filed by class members and management’s best estimate of claims that could have been filed before the end of the claims filing period. The balance of the accrual relating to this litigation as of September 30, 2007 was $16,253 and is expected to be paid through 2009. The claims filing period closed on October 8, 2007 and the reserve may be further adjusted once the claims process is complete and the final liability determined. The liability initially recorded included future legal and administrative costs as allowed under Emerging Issues Task Force (“EITF”) Topic No. D-77, “Accounting for Legal Costs Expected to Be Incurred in Connection with a Loss Contingency.” The total litigation accrual was calculated using the discounted cash flow method. As such, the Company reduced the liability by $678 as a result of this discounted cash flow and is amortizing this amount to expense through 2009.

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

				Balance at					Balance at
	Original	Amounts		December 31,	Amounts			Interest	September 30,
	Charge	Paid	Reclassifications	2006	Paid	Adjustments	Reclassifications	Expense	2007
California Class Action Suit:
Expense for Class	$16,740	$—	$—	$16,740	$—	$(11,133)	$—	$139	$5,746
Related litigation expenses	21,481	(9,771)	—	11,710	(656)	(683)	—	136	10,507
Dining credits reserve	550	—	(550)	—		210	(210)	—	—

Total California litigation	38,771	(9,771)	(550)	28,450	(656)	(11,606)	(210)	275	16,253

Source Inc. litigation:
Settlement	1,000	(800)	—	200	(175)	(25)	—	—	—
Associated legal costs	740	(740)	—	—	—	—	—	—	—

Total Source Inc. litigation	1,740	(1,540)	—	200	(175)	(25)	—	—	—

Total litigation and related expenses	$40,511	$(11,311)	$(550)	$28,650	$(831)	(11,631)	$(210)	$275	$16,253

Note 4 -Earnings (Loss) per Share
Basic earnings (loss) per share was computed by dividing net income (loss) by the weighted-average number of shares of the Company’s common stock outstanding for each period presented. Diluted earnings (loss) per share was computed by dividing net income (loss) by the weighted-average number of shares of the Company’s common stock and common stock equivalents outstanding for each period presented. Weighted average shares of common equivalents of 3,679 and 4,099 for the three months ended September 30, 2007 and 2006, respectively, and weighted average shares of common equivalents of 3,834 and 3,913 for the nine months ended September 30, 2007 and 2006, respectively, were excluded as their effect would have been anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$1,145	$(408)	$6,283	$4,012

Weighted average number of shares of common stock and common stock equivalents outstanding
Basic	27,038	26,725	26,969	26,663
Stock options and restricted stock	82	—	129	221

Diluted	27,120	26,725	27,098	26,884

Earnings (loss) per share
Basic	$0.04	$(0.02)	$0.23	$0.15

Diluted	$0.04	$(0.02)	$0.23	$0.15

Note 5 — Business and Credit Concentrations
As of September 30, 2007, the Company had contracts or relationships with nine major airlines that offer frequent flyer miles as rewards. The Company elected not to renew one airline relationship as of October 1, 2007 and as a result the Company now has eight major airlines that offer frequent flyer miles as rewards. The non-renewal of this agreement will not have a material effect on the Company’s results of operations. Members of each of the United Air Lines, Inc. and Upromise Inc. programs represented 10% or more of the Company’s sales for the three and nine months ended September 30, 2007. Members of each of the United Air Lines, Inc., Delta Air Lines, Inc. and Upromise Inc. programs represented 10% or more of the Company’s sales for the three and nine months ended September 30, 2006. The following table illustrates the Company’s partner sales concentration as a percentage of total sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Airlines	57%	60%	58%	58%
All partners that each represent 10% or more of sales	42%	52%	42%	49%
Note 6 — Minimum Partner and Vendor Obligations
The Company has agreements with various partners and vendors that obligate the Company, among other things, to certain minimum purchases as well as minimum thresholds of marketing activities. These partner and vendor obligations are generally measured over a one to three year period. The Company periodically evaluates whether its minimum obligations with respect to each partner and vendor will be satisfied and records a liability if appropriate. The Company has minimum purchase obligations with these vendors of $4,739 in the remaining quarter of 2007 and $8,320 in 2008.
Note 7 — Available for Sale Securities
The Company’s investments, all of which are classified as available for sale, are comprised of municipal, tax-free auction rate securities. At September 30, 2007, the Company had $30,865 in available-for-sale securities and these securities reset in a period of less than one year.
Note 8 — Comprehensive Income (Loss)
The Company’s comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$1,145	$(408)	$6,283	$4,012
Other comprehensive (loss) income:
Translation adjustment	(48)	(7)	(105)	151

Total comprehensive income (loss)	$1,097	$(415)	$6,178	$4,163
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

In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” (“EITF No. 06-3”), that entities may adopt a policy of presenting taxes in the income statement either on a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between the seller and a customer (e.g., sales taxes, use taxes, value-added taxes, and some types of excise taxes). EITF No. 06-3 was effective for the Company’s financial statements for interim and annual reporting periods beginning after December 15, 2006 and the impact was not material to the Company’s results of operations. The Company’s policy is to present such taxes on a net basis (excluded from revenues).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands, except per share data)
You should read the following discussion together with our unaudited condensed consolidated financial statements and notes to those financial statements, which are included in this report. This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “intends,” “expects,” “could,” “should,” “plans,” “believes,” “estimates” or words or phrases of similar import generally identify forward-looking statements. You are cautioned that forward-looking statements are subject to risks, trends and uncertainties that could cause actual results, performance or achievements to differ materially from those expressed in any forward-looking statements. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to, the following: (i) our inability to attract and retain merchants, (ii) our inability to maintain a fully-staffed sales force, (iii) our dependence on our relationships with airlines and other reward program partners for a significant number of members, (iv) the concentration of a significant amount of our rewards currency in one industry group, the airline industry, (v) our inability to attract and retain active members, (vi) our inability to maintain an appropriate balance between the number of members and the number of participating merchants in each market, (vii) our dependence upon our relationships with payment card issuers, transaction processors, presenters and aggregators, (viii) our susceptibility to restaurant credit risk and the risk that our allowance for losses related to restaurant credit risk in connection with dining credits and RCR Loan notes may prove inadequate, (ix) our minimum purchase obligations and performance requirements, (x) changes to payment card association rules and practices, (xi) network interruptions, processing interruptions or processing errors, (xii) our susceptibility to a changing regulatory environment, (xiii) increased operating costs or loss of members due to privacy concerns of our program partners, payment card processors and the public, (xiv) the failure of our security measures, (xv) economic changes, (xvi) the loss of key personnel, (xvii) the filing of class action lawsuits in other states that are similar to the class action lawsuit in California that we settled, (xviii) increasing competition, (xix) a shift in our product mix toward Marketing Services Program that may cause revenues to decline, (xx) our inability to obtain sufficient cash for our operations or to fund the repurchase of debentures in October 2008, if necessary, and (xxi) the failure of our RCR Loan product to be successful. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time or otherwise, except as required by law. See the risk factors included as Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and our Quarterly Reports on Form 10-Q for the periods ended June 30, 2007 and March 31, 2007 and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 for a more detailed discussion of the foregoing and other factors that could cause actual results to differ materially from those included in the forward-looking statements and that, among others, should be considered in evaluating our outlook.
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
We primarily offer two programs to various types of restaurants — the Marketing Services Program and the Marketing Credits Program. The Marketing Services Program provides restaurants with marketing, business intelligence and loyalty programs. In addition to these services, our Marketing Credits Program provides restaurants with access to capital through our purchase of a portion of future member transactions.
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

In mid-2005, in the interest of reducing losses associated with our purchase of dining credits, we instituted new risk analysis and due diligence procedures for restaurants participating in our Marketing Credits Program. At that time, we also revised our Marketing Credits Program policies to increase the profitability of our deals and to better manage the risk associated with them. These revised policies reduced our cost of dining credits, which have remained consistent as a percentage of Marketing Credits Program sales since the beginning of 2006. Also as a result of these policies, our sales yield in each of the Marketing Credits Program and Marketing Services Program has increased, and the usage period for dining credits decreased during 2006. These policies initially led to a reduction in merchant count because of the removal of undesirable and unprofitable merchants from our dining credits portfolio, as well as merchants electing not to renew or enter into new deals with us that reflect our revised dining credits purchasing policies. The shorter usage period also negatively impacted our merchant count because merchants could exit our program earlier and our sales force had to focus on renewing deals rather than signing new deals.
We believe that a balanced approach of increasing our merchant count and our dining credits portfolio while adhering to our revised dining credits purchasing policies will contribute to revenue growth. In an effort to increase merchant count, during the fourth quarter of 2006, we significantly increased our sales force. By the end of 2006, our sales force became fully staffed and we have maintained near full staffing levels throughout the first nine months of 2007. Direct sales headcount increased 33.7% to 139 employees as of September 30, 2007 as compared to September 30, 2006. In addition, beginning in early 2007, we refined our risk analysis and due diligence procedures in an effort to selectively lengthen usage periods and increase the amount of dining credits we purchase from desirable restaurants that meet our credit risk requirements. The net dining credits usage period has increased from 7.8 months as of December 31, 2006 to 9.7 months as of September 30, 2007. We believe that lengthening usage periods with desirable merchants has contributed in part to an increase in our merchant count because these merchants will remain in our program for a longer period of time. Our merchant count is up 7.0% from a year ago and 6.5% over the second quarter of 2007.
In connection with the increase in our merchant count and the lengthening of the usage period for dining credits, our dining credits portfolio has increased during each quarter of 2007. The increased dining credits portfolio reflects the revised dining credits purchasing policies that we implemented in mid-2005 in an effort to increase profitability and better manage risk. As of September 30, 2007, our net dining credits portfolio totaled $91,692, an increase of $15,326, or 20.1%, from December 31, 2006. Our Marketing Credits merchant count and dining credits portfolio have increased during the second and third quarters of 2007, contributing to an increase in sales for our Marketing Credits Program during those periods.
We are experiencing an increase in our Marketing Services Program merchant count, however, our increase in Marketing Services sales have been increasing at a slower rate. Marketing Services Program merchant count increased 30.1% as of September 30, 2007 as compared to September 30, 2006 while Marketing Services sales increased 4.5% during the three months ended September 30, 2007 as compared to the same period in the prior year. Marketing Services sales increase was lower than the merchant count increase mainly due to a group of approximately 250 restaurants joining our program in mid-September, which increased the number of Marketing Services Program merchants as of September 30, 2007 but only contributed nominal sales for three month period ended September 30, 2007 and the management of our members’ share of individual restaurants’ business. We manage our members’ share of an individual restaurant’s business, when appropriate, by qualifying transactions at that restaurant only on certain days of the week and/or only for certain member groups and/or by limiting the number of qualified transactions a member may have in a specific period. Our Marketing Services Program is more profitable as a percentage of sales because it has no material cost of sales. We receive a higher portion of each member transaction at our Marketing Credits Program merchants. As a result, a transaction at a Marketing Credits Program merchant provides us with higher sales and gross profit dollars than a similar transaction at a Marketing Services Program merchant.
We continue to rebuild and invest in people, processes and internal systems needed to solidify our operating infrastructure and prepare for future revenue growth and increased long-term profitability. Our operational investments for the nine months ended September 30, 2007 included system enhancements that are designed to improve the ways in which we demonstrate the value of our programs to restaurants to positively impact retention and add new restaurants, which we believe will result in enhanced member engagement. These system expenses included continued development of business intelligence reporting for our merchants, the development of a new member-facing website and a digital tool for sales and risk assessment designed to make our sales force more effective in the field. These investments impacted both operating expenses and capital expenditures during the first three quarters of the year and we expect these levels of investment to continue throughout 2007 and 2008.

We are also continuing to provide valuable member feedback to merchants through the use of post-dine surveys from members who have dined at the restaurants and other forms of communication. We have received over 285,000 post-dine surveys from our members during the first nine months of 2007. We believe that these surveys have contributed in part to an increase in merchant count because the value of these surveys helps us to retain merchants on our program and attract new merchants to our program. We also survey our restaurants to determine their satisfaction with our programs and on other items of general interest to the industry.
We introduced a new product offering, a loan product called RCR Loans, in March 2007. The RCR Loan product provides merchants with access to capital only but does not provide marketing, business intelligence or loyalty programs. We market and service the RCR Loans on behalf of WebBank, a non-affiliated FDIC-insured, state-chartered Industrial Bank. We purchase RCR Loan notes from WebBank after WebBank originates and funds the RCR Loan. We then service the notes in order to provide a single point of contact to the merchants to whom we market the RCR Loan product. This product allows us to offer merchants access to capital with a fixed payment schedule.
The development of the RCR Loan product requires significant investment of management time and infrastructure. We deploy cash for the purchase of RCR Loan notes and as a result the RCR Loan product impacts our capital resources. We believe that we have sufficient liquidity to fund payments to Marketing Credits Program merchants and the purchase of RCR Loan notes. We do not have previous experience marketing and servicing loans and face competition from various finance companies that market loans to merchants. The principal amount of RCR Loan notes is included in accounts receivable on our balance sheet and interest income from the RCR Loan product is included in the Marketing Credits Program sales on our income statement. The gross accounts receivable balance for the RCR Loan notes was $5,227 and the allowance for doubtful accounts was $698 as of September 30, 2007. Interest income was $993 and $1,345 and provision for losses was $420 and $698 for the RCR Loan notes for the three and nine months ended September 30, 2007, respectively.
In addition, during the three months ended September 30, 2007, we purchased $15,000 of our Convertible Subordinated Debentures for $14,150 utilizing a portion our cash and cash equivalents reserves, as discussed further below under Liquidity and Capital Resources.
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

We also provide an allowance for our RCR Loan product using a specific reserve method based on the merchant’s payment history and previous experience with the merchant, if applicable. We purchase RCR Loan notes from WebBank after WebBank originates and funds the RCR Loan. If an RCR Loan merchant fails, we may not realize any value for the RCR Loan note that we purchased. Even if an RCR Loan merchant stays in business, it may fail to repay the note that we purchased and we may incur costs to collect on the note and may not recover amounts sufficient to compensate us for damages that we suffer. Although RCR Loans are originated and funded by WebBank based on its due diligence standards and the notes are secured by a lien on the merchant’s assets, we cannot assure you that these measures will be adequate to ensure that we will realize the full value of every note that we purchase.
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

Revenue Recognition
We recognize revenue from the Marketing Credits Program and Marketing Services Program when members patronize participating merchants and pay using a payment card they have registered with us. Revenue is recognized only if the member’s transaction qualifies for a benefit in accordance with the rules of the member’s particular program. The amount of revenue recognized is that portion of the member’s total transaction amount that we are entitled to receive in cash, in accordance with the terms of our agreement with the participating merchant. For example, if a member’s total qualified transaction amount is $100 at a participating merchant, as evidenced by the full amount of the payment card transaction, and our contract provides for us to receive 80%, the amount of revenue we recognize is $80, representing what we actually realize in cash. Similarly, under the typical Marketing Services Program contract, we recognize revenue only to the extent that we are contractually entitled to receive cash for a portion of the member’s total qualified transaction amount. The same $100 transaction referred to above at a Marketing Services Program merchant may yield $17 in revenue to be recognized. Under the RCR Loan product, we recognize interest income over the life of the loan.
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

RESULTS OF OPERATIONS — COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
As a means of better explaining our operations and results, the following table illustrates the relationship between revenue and expense categories for the three months ended September 30, 2007 and 2006. These percentages have been rounded to the nearest tenth.

	Percentage of Sales
	for the Three Months Ended
	September 30,
	2007	2006
Sales	100.0	100.0
Cost of sales	50.1	51.0
Provision for losses	5.6	2.8
Member benefits	15.3	14.6

Net revenue	29.1	31.6

Membership fees and other income	0.7	0.8

Total operating revenue	29.8	32.4

Salaries and benefits	8.9	9.3
Sales commission and expenses	8.9	7.4
Professional fees	0.6	1.4
Member and merchant marketing expenses	3.1	2.4
General and administrative expenses	7.1	8.1
Litigation and related expenses	0.0	5.3

Total operating expenses	28.5	33.9

Operating income (loss)	1.3	(1.4)

Other income, net	1.0	0.1

Income (loss) before income tax provision (benefit)	2.3	(1.3)

Income tax provision (benefit)	0.3	(0.6)

Net income (loss)	2.0	(0.7)

Operating Revenues
The following table sets forth for the periods presented our sales, components of our costs of sales and certain other information for each of our two marketing programs. During the fourth quarter of 2006, we revised our Marketing Credits Program contracts to provide for the purchase of a portion of future member transactions instead of dining credits that are used by members dining at participating restaurants. In discussing our business, we continue to use the term “dining credits” to refer to the portion of future member transactions that we purchase. Our Marketing Credits Program contracts provide for a fee for marketing, business intelligence and loyalty services. We include all components of the Marketing Credits Program, including this fee, in Marketing Credits Program sales and revenues because we analyze our business in this manner. We use the term “merchant” in this discussion to refer to restaurants, bars and clubs. Financial information regarding our interest income from the RCR Loan product is included in the Marketing Credits Program sales strictly for purposes of our income statement. We intend to present separate financial information regarding the RCR Loan product when results of this product become material to our financial statements.

	For the Three Months Ended September 30,
	2007			2006
	Marketing	Marketing		Marketing	Marketing
	Credits	Services		Credits	Services
	Program	Program	Total	Program	Program	Total
Merchant count as of September 30, 2007 and 2006, respectively	6,188	3,045	9,233	6,285	2,341	8,626
Number of qualified transactions	1,440	727	2,167	1,659	697	2,356
Average transaction amount	$47.07	$47.25	$47.13	$47.08	$47.90	$47.32

Qualified transaction amount	$67,786	$34,349	$102,135	$78,105	$33,384	$111,489

Sales yield	75.6%	17.2%	56.0%	70.1%	16.9%	54.2%
Sales	$51,267	$5,913	$57,180	$54,733	$5,656	$60,389
Cost of dining credits	$28,349	$—	$28,349	$30,347	$—	$30,347
Processing fee	190	113	303	319	136	455

Total cost of sales	$28,539	$113	$28,652	$30,666	$136	$30,802

Provision for losses	$3,171	$—	$3,171	$1,682	$—	$1,682

Member benefits	$4,483	$2,333	$6,816	$4,759	$1,913	$6,672
Bonus rewards	320	170	490	585	250	835
Partner Commissions	788	630	1,418	937	368	1,305

Total member benefits	$5,591	$3,133	$8,724	$6,281	$2,531	$8,812

Net revenue	$13,966	$2,667	$16,633	$16,104	$2,989	$19,093

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
With regard to merchant count, ending merchant count as of September 30, 2007 was 9,233 compared to 8,626 as of September 30, 2006, an increase of 7.0%. The increase in total Merchant Count was driven by a 30.1%, increase in Marketing Services Program merchants to 3,045 merchants, offset by a 1.5% decrease in Marketing Credits Program merchants to 6,188 merchants.
The slight decrease in the number of Marketing Credits Program merchants was due in part to our revised dining credits purchasing policies, which has led to the removal of undesirable and unprofitable merchants from our dining credits portfolio. The decrease was also due in part to merchants that we otherwise desire to retain in our program that either will not agree to terms of a new deal that reflect our revised dining credits purchasing policies or no longer desire to participate in our program. Finally, the revised purchasing policies resulted in a shorter usage period in the portfolio during 2006, which accelerated the renewal cycle of the portfolio. With the near full staffing of our sales force through the first nine months of 2007, our goal is to continue to grow the Marketing Credits Program merchant count during that period without compromising the quality of the merchants in the portfolio or the profitability of deals by demonstrating the value of our services, including timely business intelligence reports, customer rating data and marketing to members through various media including Internet, email and print marketing. We are making efforts to retain desirable merchants by increasing, on a risk-adjusted basis, the amount of future member transactions that we purchase from them in order for them to remain in our program for a longer period of time. Our Marketing Credits Program merchant count has increased over the past two quarters. As a result of this increase in merchant count and our purchase of more future member transactions from selected merchants, beginning in the first quarter of 2007 our net dining credits portfolio balance has increased and our dining credits usage period has lengthened.

Qualified transaction amounts at our participating merchants decreased $9,354, or 8.4%, to $102,135 for the three months ended September 30, 2007 compared to the same period in the prior year. Qualified transaction amount in the Marketing Credits Program decreased primarily due to a decrease in member activity, a decrease in the number of Marketing Credits Program merchants and the timing of merchants entering and exiting the program. Qualified transaction amount in our Marketing Services Program did not increase at the same rate as the increase in our Marketing Services Program merchant count. Marketing Services Program merchant count increased 30.1% as of September 30, 2007 as compared to September 30, 2006 while Marketing Services qualified transaction amount increased 2.9% during the three months ended September 30, 2007 as compared to the same period in the prior year. Marketing Services qualified transaction amount increase was lower than the merchant count increase due in part to approximately 250 merchants joining our program in mid-September, which increased the number of Marketing Services Program merchants as of September 30, 2007 but only contributed nominal sales for three month period ended September 30, 2007, and the management of our members’ share of individual restaurants’ business.
Total sales yield increased to 56.0% for the three months ended September 30, 2007 compared with 54.2% for the same period in the prior year. In addition, sales yield for each of our programs increased. Sales yield for the Marketing Credits Program increased from 70.1% for the three months ended September 30, 2006 to 75.6% for the three months ended September 30, 2007. Sales yield for the Marketing Services Program increased from 16.9% for the three months ended September 30, 2006 to 17.2% for the same period in 2007. The increase in sales yield was primarily due bookings with merchants where we retain a larger percentage of from each qualified transaction
Sales for the three months ended September 30, 2007 decreased 5.3% when compared with the same period in the prior year primarily due to a decrease in qualified transaction amount per merchant, a decrease in Marketing Credits Program sales and a slight decline in the Marketing Credits Program merchant count. Marketing Credits Program sales for the three months ended September 30, 2007 decreased $3,466, or 6.3%, when compared with the same period in the prior year. Marketing Services Program sales for the three months ended September 30, 2007 increased $257, or 4.5%, when compared with the same period in the prior year.
Cost of sales, which is comprised of the cost of dining credits and related processing fees, decreased to 50.1% of total sales and 55.7% of Marketing Credits Program sales for the three months ended September 30, 2007 as compared to 51.0% of total sales and 56.0% of Marketing Credits Program sales for the same period in the prior year. This decrease is due to a shift in revenues towards the Marketing Services Program, which has no material cost of sales associated with it.
The provision for losses increased to 5.6% of total sales and 6.2% of Marketing Credits Program sales for the three months ended September 30, 2007 compared with 2.8% of total sales and 3.1% of Marketing Credits Program sales for the same period in the prior year. The provision for the three months ended September 30, 2007 included reserves for both our dining credits portfolio and RCR Loan notes we purchased during the quarter. The provision for losses for RCR Loan notes was $420 and the interest income was $993 for the three months ended September 30, 2007. Excluding the RCR Loan notes provision for losses and interest income, the provision for losses was 5.5% of Marketing Credits Sales for the three months ended September 30, 2007. There were no RCR Loan note sales for the three months ended September 30, 2006 as the RCR Loan program began late in 2006.
The provision for losses for the three months ended September 30, 2007 was significantly higher than the same period in the prior year. The 2006 period was favorably impacted by policies that decrease the average amount of time it takes for members to use dining credits, a decrease in the dining credits portfolio balance, lower net write-offs and higher profitability of deals. During 2007, the dining credits portfolio has performed consistently with 2006, but has also increased each quarter, resulting in a higher provision for losses expense than in the same period in the prior year as we provided for current period losses and incremental reserves for the growing portfolios, as expected. In addition, the net RCR Loan portfolio has grown during 2007 to $4,529. As the dining credits and RCR Loan portfolios grow, we may continue to experience an increase in the provision for losses as a percentage of sales. As of September 30, 2007, the net dining credits portfolio totaled $91,692, which is 17.7% higher than the portfolio as of September 30, 2006. The increase in the portfolio during 2007 is due to an increase in Marketing Credits Program merchants quarter over quarter for each quarter of 2007 and an increase in the estimated months to consume net dining credits. The estimated number of months to consume net dining credits increased to 9.7 months as of September 30, 2007 from 7.7 months as of September 30, 2006. This increase is a result of our effort to increase the usage period of the portfolio on a risk adjusted basis.

Member benefits, which include partner commissions and incentive bonus awards paid to members, increased to 15.3% of sales for the three months ended September 30, 2007 compared with 14.6% of sales for the same period in the prior year. This increase as a percentage of sales was primarily due to the shift in revenues from the Marketing Credits Program to the Marketing Services Program. Member benefits costs as a percentage of sales are higher for our Marketing Services Program than they are for our Marketing Credits Program. In addition, increased partner promotions and member bonus opportunities, as well as our focus on achieving portions of our minimum purchase obligations with certain partners for 2007, contributed to the increase. Also, sales attributable to our most engaged members, to whom we pay our highest level of benefits, have remained fairly constant while overall sales have declined, resulting in a higher overall benefit as a percentage of sales.
Net revenues decreased to $16,633, or 29.1% of sales during the three months ended September 30, 2007 from $19,093 or 31.6% of sales during the same period in the prior year. In addition to the sales decline, net revenues were negatively impacted by a higher provision for losses associated with growth in the dining credits and RCR Loan notes portfolios, partially offset by a lower cost of sales driven by improved profitability of the Marketing Credits Program. The above-mentioned mix shift had a favorable impact on cost of sales and an unfavorable impact on member benefits expense, as the Marketing Services Program carries no direct cost of sales but has a higher member benefits expense as a percent of sales.
Membership and other income decreased $95 or 18.8% for the three months ended September 30, 2007 compared with the same period in the prior year. The decrease can be primarily attributed to the decline in fee paying members and the impact of an earn-your-dues dining program in which members earn their annual fees through the reduction of their cash back rewards savings.
Operating Expenses
Salaries and benefits decreased $563, or 10.0%, to $5,063 for the three months ended September 30, 2007 from $5,626 for the same period in the prior year due primarily to a reduction in stock compensation expense as a result of our expected financial performance relative to plan in 2007.
Sales commissions and expenses include salaries, commissions, travel expenses and training relating to our sales force. Sales commissions and expenses increased to 8.9% of sales for the three months ended September 30, 2007 compared with 7.4% of sales for the same period in the prior year due to an increase in salary expense and travel costs as we increased sales employee headcount.
Professional fees decreased $459, or 55.4%, to $369 during the quarter ended September 30, 2007 as compared to $828 during the same period in the prior year. The decrease can be primarily attributed to lower Sarbanes Oxley and tax consulting costs.
Member and merchant marketing expenses increased $323, or 22.6%, for the three months ended September 30, 2007 compared with the same period in the prior year primarily due to the transition of certain internal marketing staff functions to an outside agency.
General and administrative expenses decreased $827, or 16.9%, during the three months ended September 30, 2007 compared to the same period in the prior year. The decrease was primarily due to lower severance expense and a decrease in management travel costs.
As described below and in Note 3 of this Quarterly Report on Form 10-Q, during the three months ended September 30, 2006, we recorded $3,210 in litigation and related expenses relating to the California class action lawsuit.
Other Income and Expense
Interest and other income decreased $135 to $636 for the three months ended September 30, 2007 compared with the same period in the prior year due to lower cash and cash equivalent balances year over year. Interest expense and financing costs increased $68 to $783 primarily due to interest expense of $92 recorded during the three months ended September 30, 2007 as a result of the amortization of the discounted cash flows related to the California class action suit. In addition, we recorded a gain of $739 relating to the purchase of a portion of our outstanding convertible subordinate debentures as discussed below.

Income tax provision
Our effective tax rate for the three months ended September 30, 2007 was 13.5% compared with 47.2% for the same period in the prior year, primarily due to an increase in the effective tax rate as applied to the calculation of deferred tax assets and an increase in tax-exempt municipal interest received, offset by an increase in prior year taxes paid. In addition, we recorded an adjustment of $129 to the tax provision during the three months ended September 30, 2007 relating to restricted stock awards issued during the first quarter of 2007. Although the adjustment was not reflected in the tax provision during the first and second quarters of 2007, it did not have a material impact on our results of operations or financial position for the respective periods.
Net Income
Net income for the three months ended September 30, 2007 was $1,145 compared with net loss of $408 for the same period in the prior year. The increase in net income year over year was due to litigation and related expenses not being recorded during the three months ended September 30, 2007 and the gain on the purchase of a portion of our outstanding convertible subordinate debentures, offset by a decline in sales.
Basic weighted average number of shares outstanding increased to 27,038 for the three months ended September 30, 2007 compared with 26,725 for the same period in the prior year and diluted weighted average number of shares outstanding increased to 27,120 for the three months ended September 30, 2007 compared with 26,725 for the same period in the prior year primarily due to the issuance of shares upon the vesting of restricted stock unit awards during the first quarter of 2007 and the exercise of stock options.

RESULTS OF OPERATIONS — COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
As a means of better explaining our operations and results, the following table illustrates the relationship between revenue and expense categories for the nine months ended September 30, 2007 and 2006. These amounts have been rounded to the nearest tenth.

	Percentage of Sales
	for the Nine Months Ended
	September 30,
	2007	2006
Sales	100.0	100.0
Cost of sales	50.0	51.7
Provision for losses	4.8	1.2
Member benefits	16.7	14.0

Net revenue	28.5	33.1

Membership fees and other income	0.8	0.9

Total operating revenue	29.3	33.9

Salaries and benefits	9.2	9.0
Sales commission and expenses	9.3	7.1
Professional fees	1.0	1.2
Member and merchant marketing expenses	3.3	2.0
General and administrative expenses	8.1	7.6
Litigation and related expenses	(7.0)	3.6

Total operating expenses	23.9	30.5

Operating income	5.4	3.5

Other income (expense), net	0.3	(0.1)

Income before income tax provision	5.7	3.3

Income tax provision	2.0	1.3

Net income	3.8	2.1

Operating Revenues
The following table sets forth for the periods presented, our sales, components of our costs of sales and certain other information for each of our two marketing programs.

	For the Nine Months Ended September 30,
	2007			2006
	Marketing	Marketing		Marketing	Marketing
	Credits	Services		Credits	Services
	Program	Program	Total	Program	Program	Total
Merchant count	6,188	3,045	9,233	6,285	2,341	8,626
Number of qualified transactions	4,271	2,151	6,422	5,376	1,991	7,367
Average transaction amount	$47.49	$48.28	$47.75	$47.59	$48.48	$47.83

Qualified transaction amount	$202,833	$103,842	$306,675	$255,828	$96,527	$352,355
Sales yield	73.5%	17.3%	54.4%	69.7%	16.6%	55.2%
Sales	$148,981	$17,937	$166,918	$178,298	$16,049	$194,347
Cost of dining credits	$82,615	—	$82,615	99,301	—	99,301
Processing fee	551	273	824	862	325	1,187

Total cost of sales	$83,166	$273	$83,439	$100,163	$325	$100,488

Provision for dining credits losses	$8,020	—	$8,020	2,379	—	2,379

Member benefits	$14,085	$6,974	$21,059	$15,424	$5,448	$20,872
Bonus rewards	1,867	962	2,829	1,805	682	2,487
Partner Commissions	2,586	1,415	4,001	2,875	977	3,852

Total member benefits	$18,538	$9,351	$27,889	$20,104	$7,107	$27,211

Net revenue	$39,257	$8,313	$47,570	$55,652	$8,617	$64,269

Ending merchant count as of September 30, 2007 was 9,233 compared to 8,626 as of September 30, 2006, an increase of 7.0%. The increase in total Merchant Count was driven by a 30.1% increase in Marketing Services Program merchants to 3,045 merchants, offset by a 1.5% decrease in Marketing Credits Program merchants to 6,188 merchants.
Qualified transaction amounts at our participating merchants decreased $45,680, or 13.0%, to $306,675 for the nine months ended September 30, 2007 compared to the same period in the prior year. Although our total merchant count on September 30, 2007 was higher than on September 30, 2006, the average overall merchant count was lower during the nine months ended September 30, 2007 as compared to the same period in the prior year. The decrease in qualified transaction amount was mainly due to this lower average overall merchant count, as well as a decline in the average transaction amount.
Total sales yield decreased to 54.4% for the nine months ended September 30, 2007 compared with 55.2% for the same period in the prior year. The lower overall sales yield was a result of a shift in sales mix from the higher yield Marketing Credits Program to the lower yield Marketing Services Program. Sales yield for each of the Marketing Credits Program and Marketing Services Program increased. The Marketing Credits Program increased from 69.7% for the nine months ended September 30, 2006 to 73.5% for the nine months ended September 30, 2007. Sales yield for the Marketing Services Program increased from 16.6% for the nine months ended September 30, 2006 to 17.3% for the same period in 2007.
Sales for the nine months ended September 30, 2007 were 14.1% lower as compared with the same period in the prior year primarily due to lower average overall merchant count, lower Marketing Credits Program sales, and lower average transaction amount per merchant, offset by an increase in Marketing Services Program sales. Marketing Credits Program sales for the nine months ended September 30, 2007 were lower by $29,317, or 16.4%, as compared with the same period in the prior year. Marketing Services Program sales for the nine months ended September 30, 2007 increased $1,888, or 11.8%, when compared with the same period in the prior year.
Cost of sales decreased to 50.0% of total sales and 55.8% of Marketing Credit Program sales for the nine months ended September 30, 2007 as compared to 51.7% of total sales and 55.7% of Marketing Credit Program sales for the same period in the prior year. This decrease was due to a shift in revenues towards the Marketing Services Program, which has no material cost of sales.

The provision for losses increased to 4.8% of total sales and 5.4% of Marketing Credits Program sales for the nine months ended September 30, 2007 compared with 1.2% of total sales and 1.3% of Marketing Credits Program sales for the same period in the prior year. The provision for the nine months ended September 30, 2007 included reserves for both our dining credits portfolio and RCR Loan notes we purchased during that period. The provision for losses for RCR Loan notes was $698 and the interest income was $1,345 for the nine months ended September 30, 2007. Excluding the RCR Loan notes provision for losses and interest income, the provision for losses was 5.0% of Marketing Credits Sales for the three months ended September 30, 2007. As described above, the 2006 period was favorably impacted by policies that decreased the average amount of time it takes for members to use dining credits, a decrease in the dining credits portfolio balance, lower net write-offs and higher profitability of deals. During 2007, the dining credits portfolio has performed consistently with 2006, but has also increased each quarter, resulting in a higher provision for losses expense than in the same period in the prior year, as expected as we provided for current period losses and established incremental reserves for the growing portfolios at the time Marketing Credits Program deals are entered into.
Member benefits expense increased to 16.7% of sales for the nine months ended September 30, 2007 compared with 14.0% of sales for the same period in the prior year. This increase as a percentage of sales between periods is primarily due to the shift in revenues from the Marketing Credits Program to the Marketing Services Program. Member benefits cost as a percentage of sales is higher for our Marketing Services Program than they are for our Marketing Credits Program. In addition, increased partner promotions and member bonus opportunities during 2007 contributed to the increase. Also, sales attributable to our most engaged members, to whom we pay our highest level of benefits, have remained fairly constant while overall sales have declined, resulting in a higher overall benefit as a percentage of sales.
Net revenues decreased to $47,570, or 28.5% of sales during the nine months ended September 30, 2007 as compared to $64,269 or 33.1% of sales during the same period in the prior year. In addition to lower sales, net revenues were negatively impacted as compared to the prior period by a higher provision for losses associated with growth in the dining credits and RCR Loan notes portfolios, partially offset by a lower cost of sales driven by improved profitability of the Marketing Credits Program. The above-mentioned mix shift had a favorable impact on cost of sales and an unfavorable impact on member benefits expense, as the Marketing Services Program carries no direct cost of sales but has a higher member benefits expense as a percent of sales.
Membership and other income decreased $296 or 18.2% for the nine months ended September 30, 2007 compared with the same period in the prior year. The decrease can be primarily attributed to the decline in fee paying members and the impact of an earn-your-dues dining program in which members earn their annual fees through the reduction of their cash back rewards savings.
Operating Expenses
Salaries and benefits decreased $2,196 or 12.5% to $15,339 for the nine months ended September 30, 2007 from $17,535 for the same period in the prior year due primarily to a decrease in management bonus accruals, a reduction in stock compensation expense and a reversal of stock compensation expense of $439 as a result of our expected financial performance relative to plan in 2007, offset by an increase in headcount.
Sales commissions and expenses increased to 9.3% of sales for the nine months ended September 30, 2007 compared to 7.1% of sales for the same period in the prior year due to an increase in salary expense and travel costs as we increased sales employee headcount.
Professional fees decreased $510, or 22.9%, to $1,717 for the nine months ended September 30, 2007 as compared to $2,227 for the same period in the prior year. The decrease can be primarily attributed to lower Sarbanes Oxley and tax consulting costs.
Member and merchant marketing expenses increased $1,625 or 42.8% for the nine months ended September 30, 2007 compared with the same period in the prior year primarily due to an increase in partner marketing programs as we focus on achieving portions of our minimum purchase obligations with certain partners for 2007, an increase in new merchant and member acquisition programs and an increase in outside agency costs due to the transition of certain marketing staff functions to an outside agency.
General and administrative expenses decreased $1,373 or 9.3% for the nine months ended September 30, 2007 compared to the same period in the prior year. The decrease was primarily due to a decrease in severance costs and a decrease in management travel costs partially offset by an increase in depreciation and amortization as we invest in our internal operations.

As described in Note 3 of this Quarterly Report on Form 10-Q, during the nine months ended September 30, 2007, we reversed $11,631 in litigation and related expenses which consisted of $11,606 relating to the California class action lawsuit and $25 relating to the Source Inc. litigation. During the nine months ended September 30, 2006 we recorded $6,935 of expense in litigation and related expenses which consisted of $5,635 relating to the California class action lawsuit and $1,300 relating to the Source Inc. litigation.
Other Income and Expense
Interest and other income increased $210 to $2,134 for the nine months ended September 30, 2007 compared with the same period in the prior year as a result of investing in higher yield investments, offset by lower cash and cash equivalent balances year over year. Interest expense and financing costs increased $206 to $2,376 primarily due to interest expense of $275 recorded during the nine months ended September 30, 2007 as a result of the amortization of the discounted cash flows related to the California class action suit. In addition, we recorded a gain of $739 relating to the purchase of a portion of our outstanding convertible subordinate debentures as discussed below.
Income tax provision
Our effective tax rate for the nine months ended September 30, 2007 was 34.1% compared with 38.0% for the same period in the prior year primarily due to an increase in the effective tax rate as applied to the calculation of deferred tax assets and an increase in tax-exempt municipal interest received, offset by an increase in prior year taxes paid.
Net income
Net income for the nine months ended September 30, 2007 was $6,283 compared with $4,012 for the same period in the prior year. The increase in net income was due to a reversal of litigation and related expenses relating to the California class action suit during 2007, litigation and related expenses recorded during 2006 and the purchase of a portion of our outstanding convertible subordinate debentures, offset by a decline in net revenues.
Basic weighted average number of shares outstanding increased to 26,969 for the nine months ended September 30, 2007 compared to 26,663 for the same period in the prior year and diluted weighted average shares outstanding increased to 27,098 for the nine months ended September 30, 2007 compared to 26,884 for the same period in the prior year primarily due to the issuance of shares upon the vesting of restricted stock unit awards during the first quarter of 2007 and the exercise of stock options.
LIQUIDITY AND CAPITAL RESOURCES
General
Cash, cash equivalents and short-term investments were $45,467 as of September 30, 2007, a decrease of $39,529 from December 31, 2006. During the nine months ended September 30, 2007, cash used in operating activities was $19,301 mainly due to an increase in our dining credits portfolio and accounts receivable as we invested in both our dining credits portfolio and RCR Loan product.
Net cash used in investing activities for the nine months ended September 30, 2007 totaled $4,295 and was the result of $1,635 in net sales of available for sale securities and $5,930 of investments in capital expenditures. Capital expenditures consisted principally of continued development of our websites, leasehold improvements for our office space, technology investments supporting the automation of internal processes and general information technology investments.
Net cash used in financing activities was $13,874 for the nine months ended September 30, 2007 due to the purchase of a portion of our outstanding convertible subordinate debentures as discussed below of $14,150, offset by the exercise of stock options and related tax benefit of $276.
During 2005 and 2006, the implementation of new dining credits purchasing policies combined with the focus on re-building and re-training the sales force resulted in a significant decrease in the dining credits portfolio, which generated cash and cash equivalents. Over the past three quarters we have reinvested over $26,000 in our dining credits and RCR Loan portfolios. We expect that as our sales force continues to ramp its productivity, we will grow our dining credits portfolio as well as our RCR Loan portfolio. We intend to continue to put our cash to use in this manner because we believe that investing in these portfolios is necessary to achieve long-term, profitable growth. In addition, we intend to continue investing in capital expenditures to support member and merchant marketing, business intelligence and our internal processes.

We believe that our cash and cash equivalents, short-term available for sale securities and anticipated cash flows are sufficient to meet our current cash requirements, subject to cash required to redeem the outstanding convertible debentures as discussed below.
Convertible Subordinated Debentures
On October 15, 2003, we completed a private placement of $70,000 principal amount of our 3.25% Convertible Subordinated Debentures with a final maturity date of October 15, 2023. During the three months ended September 30, 2007, we purchased $15,000 of the Convertible Subordinate Debentures for $14,150 utilizing a portion of our cash and cash equivalents reserves. The outstanding balance of the convertible subordinate debentures as of September 30, 2007 was $55,000.
Holders of the debentures may require us to repurchase for cash all or part of their debentures on October 15, 2008 at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest, which we expect holders of the debentures to do. We currently expect to fund the repurchase, if necessary, out of our cash reserves, the proceeds of additional debt or equity issuances, or a combination thereof. We cannot assure you that we will have cash available or be able to raise cash, whether on favorable terms or otherwise, to satisfy the repurchase of the debentures. The debentures bear interest at 3.25% per annum, payable on April 15 and October 15 of each year. There were no interest payments outstanding at September 30, 2007. The net proceeds from the offering were $67,500 and the issuance costs of $2,500 are being amortized over five years. If we are not required to repurchase all of the debentures on October 15, 2008, holders of the debentures may require us to repurchase for cash all or part of their debentures on October 15, 2013 and October 15, 2018 or upon a change of control. We may redeem the debentures, in whole or in part, at any time after October 15, 2008 at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. At the election of a holder, the debentures are convertible prior to the maturity date into shares of our common stock at an initial conversion price of $17.89 per share, subject to adjustment for certain events, upon the occurrence of any of the following: (i) the closing price of our common stock on the trading day prior to the conversion date was 110% or more of the conversion price of the debentures on such trading day; (ii) we have called the debentures for redemption; (iii) the average of the trading prices of the debentures for any five consecutive trading day period was less than the average conversion value for the debentures during that period, subject to certain limitations; or (iv) we make certain distributions to holders of our common stock or enter into specified corporate transactions. If a holder elects to convert its debentures, the Company may elect to pay cash to such holder in lieu of issuing shares of common stock.
Contractual Obligations and Commitments
We lease facilities and equipment under long-term operating leases. These contractual obligations entered into in the ordinary course of business are not required to be reflected in our consolidated balance sheets, but may impact our liquidity. The following table sets forth our future minimum lease payments under non-cancelable operating leases, long-term debt and other contractual obligations and commitments at September 30, 2007:

	Payments Due by Period
		Fourth Quarter
Contractual Obligations and Commitments	Total	of 2007	2008	2009 and after
Convertible subordinated debentures (including net interest)	$57,870	$981	$56,889	$—
Vendor contracts	13,059	4,739	8,320
California class action litigation settlement and related expenses	16,656	8,954	3,601	4,101
Operating leases	5,664	418	1,624	3,622

Total	$93,249	$15,092	$70,434	$7,723

Revolving Credit Facility
On November 6, 2007, we entered into a $25,000 senior secured revolving credit facility with RBS Business Capital (the “Lender”). The maturity date of the credit facility is November 6, 2009, which may be accelerated if we do not reach arrangements prior to August 15, 2008 that are satisfactory to the Lender for the refinance or renewal of our 3.25% Convertible Subordinated Debentures. The credit facility is secured by substantially all of our assets. Up to $1,000 of the facility can be used for letters of credit. The interest rates under the credit facility vary and are based on the Lender’s prime rate and/or LIBOR. The amount we may borrow is based on the amount of our accounts receivable, dining credits and RCR Loan notes, as determined under the credit facility. Advances under the credit facility are subject to certain conditions precedent, including the accuracy of certain representations and warranties and the absence of any default or unmatured default. We may use advances for working capital. At any time that we have borrowings outstanding under the credit facility, we may not repurchase any of our 3.25% Convertible Subordinated Debentures, except in connection with a refinancing of these debentures that has been approved by the Lender.
The credit facility has financial covenants that we will maintain a minimum ratio of fixed charges to borrowed amounts and a minimum ratio of current assets to current liabilities. The credit facility contains customary representations, warranties and covenants and includes customary events of default, including a change of control provision. We do not currently have any borrowings outstanding under this credit facility.
On November 3, 2004, we entered into a $50,000 unsecured revolving credit facility with Bank of America, N.A. and LaSalle Bank, N.A. (the “Lenders”), which was subsequently modified to, among other matters, reduce the credit facility to $25,000. The credit facility expired on June 29, 2007 and we never had any borrowings outstanding under this credit facility.
Dining Credits
Dining credits funded (net dining credits less accounts payable—dining credits) was $84,259 at September 30, 2007, an increase of $14,694 from December 31, 2006. Accounts payable-dining credits represents the unfunded portion of dining credits that we have an option to purchase from our merchants. The increase in dining credits funded is due to the ramp up of the sales force during the fourth quarter of 2006 and an effort to leverage our risk analysis and management tools to deploy more capital to selected merchants and lengthen the usage periods where appropriate. We believe that the purchase of dining credits can be funded generally from cash generated from operations, subject to the cash required to redeem the outstanding convertible debentures.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements as of September 30, 2007 or December 31, 2006.
Litigation
We have entered into a settlement agreement to settle a class action lawsuit in California as discussed in Note 3 of this Quarterly Report on Form 10-Q. The district court has issued an order granting formal approval of the settlement that became final on September 24, 2007 after no appeal was taken. The terms of the settlement and the impact on us is discussed in Note 3 of this Quarterly Report on Form 10-Q.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued FASB No. 157, “Fair Value Measurements.” FASB No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FASB No. 157 is effective for fiscal years beginning after November 15, 2007. While we are currently evaluating the impact of this new pronouncement on our consolidated financial statements, we do not believe the impact will be material to our results of operations.
In February 2007, the FASB issued FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB No. 115.” FASB No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. FASB No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. While we are currently evaluating the impact of this new pronouncement on our consolidated financial statements, we do not believe the impact will be material to our results of operations.

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
Item 1A. Risk Factors
In our Annual Report on Form 10-K filed on March 15, 2007, we discussed a risk factor entitled “We have entered into a settlement regarding a class action lawsuit that has been approved preliminarily by the Court but that still may be terminated.” On August 23, 2007, the District Court issued an order granting formal approval of the settlement discussed in that risk factor and it became final on September 24, 2007 after no appeal was taken. We believe there is no longer a risk that this settlement will be terminated.
Item 5. Other Information
On November 7, 2007, we entered into a letter agreement with Christopher J. Locke, our Senior Vice President, Chief Financial Officer and Treasurer, regarding severance payments in the event Mr. Locke’s employment with us is terminated for certain reasons. Previously, Mr. Locke participated in our severance plan that is applicable to all employees, while each other member of senior management has an individual severance agreement. This letter agreement provides him with an individual severance agreement. This letter agreement provides for severance payments of twelve month’s base salary in the event Mr. Locke’s employment is terminated by us for any reason other than Cause (as defined in the letter agreement), death, disability or if there is a change in control event (as defined in the letter agreement) and a diminution in Mr. Locke’s duties resulting from such change of control event, or if Mr. Locke terminates his employment for Good Reason (as defined in the agreement).
A copy of this letter agreement is attached hereto as Exhibit 10.1. This summary is qualified in its entirety by reference to the agreement.
On November 6, 2007, we entered into a Loan and Security Agreement regarding a $25,000 senior secured revolving credit facility with RBS Business Capital (the “Lender”). The maturity date of the credit facility is November 6, 2009, which may be accelerated if we do not reach arrangements prior to August 15, 2008 that are satisfactory to the Lender for the refinance or renewal of our 3.25% Convertible Subordinated Debentures. The credit facility is secured by substantially all of our assets. Up to $1,000 of the facility can be used for letters of credit. The interest rates under the credit facility vary and are based on the Lender’s prime rate and/or LIBOR. The amount we may borrow is based on the amount of our accounts receivable, dining credits and RCR Loan notes, as determined under the credit facility. Advances under the credit facility are subject to certain conditions precedent, including the accuracy of certain representations and warranties and the absence of any default or unmatured default. We may use advances for working capital. At any time that we have borrowings outstanding under the credit facility, we may not repurchase any of our 3.25% Convertible Subordinated Debentures, except in connection with a refinancing of these debentures that has been approved by the Lender.
The credit facility has financial covenants that we will maintain a minimum ratio of fixed charges to borrowed amounts and a minimum ratio of current assets to current liabilities. The credit facility contains customary representations, warranties and covenants and includes customary events of default, including a change of control provision.
A copy of the credit facility is attached hereto as Exhibit 10.2. This summary is qualified in its entirety by reference to the credit facility.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.4	Indenture, dated as of October 15, 2003, as amended and restated as of February 4, 2004, between Rewards Network Inc. and LaSalle Bank National Association is incorporated herein by reference to Exhibit 4.15 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.5	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC is incorporated herein by reference to Exhibit 4.18 to iDine Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 14, 2003.

10.1*	Letter Agreement, dated as of November 7, 2007, between Rewards Network Inc. and Christopher J. Locke

10.2*	Loan and Security Agreement, dated as of November 6, 2007, between Rewards Network Inc. and each of its domestic subsidiaries signatory thereto and RBS Business Capital

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REWARDS NETWORK INC.

November 8, 2007	/s/ Christopher J. Locke Christopher J. Locke Senior Vice President and Chief Financial Officer (Principal Financial Officer and on behalf of the registrant)

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.4	Indenture, dated as of October 15, 2003, as amended and restated as of February 4, 2004, between Rewards Network Inc. and LaSalle Bank National Association is incorporated herein by reference to Exhibit 4.15 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.5	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC is incorporated herein by reference to Exhibit 4.18 to iDine Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 14, 2003.

10.1*	Letter Agreement, dated as of November 7, 2007, between Rewards Network Inc. and Christopher J. Locke

10.2*	Loan and Security Agreement, dated as of November 6, 2007, between Rewards Network Inc. and each of its domestic subsidiaries signatory thereto and RBS Business Capital

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith