Form 10-K
period 2007-12-31
REWARDS NETWORK INC
filed 2008-03-17
CIK 78536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $66,838,993 based on the closing sale price as reported on the American Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 12, 2008
Common Stock, $0.02 par value per share	26,951,489 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 2008	Part III

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

Overview

We operate the leading frequent dining programs in North America by marketing our participating restaurants to members of these programs and by providing incentives to members to dine at these restaurants. Thousands of restaurants benefit from these marketing efforts and frequent dining programs, as well as the business intelligence, member comments and ratings and access to capital that we offer. In addition to operating the frequent dining program of leading airline frequent flyer programs, clubs and other affinity organizations, we offer our own frequent dining program through our website, www.rewardsnetwork.com.

We market participating restaurants to members principally through the Internet and email. We offer business intelligence to participating restaurants by providing aggregate data regarding members’ activity and member feedback through comments and ratings gathered from surveys. We also seek to increase the frequency of dining and amount spent on dining by members at participating restaurants by providing incentives to members to dine at participating restaurants, including airline miles, college savings rewards, reward program points and Cashback RewardsSM savings. We provide access to capital by purchasing a portion of future member transactions from participating restaurants in bulk and in advance. Bars and clubs also participate in our programs, and for purposes of describing our business, are included when we use the term “restaurants.”

We are paid for our services and, if applicable, receive the portion of a member’s transaction that we have purchased only if a member dines at a participating restaurant when rewards are available and pays using a payment card that the member has registered with us. Our revenue is equal to a percentage of the member’s total dining transaction amount. These revenues are applied to recover our costs where we have purchased a portion of future member transactions; provide rewards to members; cover our selling, marketing, general and administrative expenses; and generate operating income that provides a return for our stockholders.

Shares of our common stock are traded on the American Stock Exchange under the symbol IRN.

Our Programs for our Participating Restaurants

We primarily offer two programs to restaurants—our Marketing Services Program and Marketing Credits Program. We market restaurants that participate in the Marketing Services Program to members, offer incentives to members to dine at these restaurants and provide these restaurants with business intelligence on member activity and member feedback. In addition to these services, we provide restaurants that participate in the Marketing Credits Program with access to capital by purchasing a portion of future member transactions.

Marketing. We market participating restaurants to members in a variety of ways, principally through the Internet and email and limited forms of direct mail. We believe our marketing programs are a cost-effective way for restaurants to reach large numbers of potential customers located across the country. Our marketing provides personalized messages for members identifying participating restaurants based on where the member lives or works. We also believe that our marketing provides value to participating restaurants because of the attractive demographics of members, including members of our program partners, and the motivation members have to increase their dining activity at participating restaurants because of the incentives we offer. In many cases, we are the exclusive provider of frequent dining programs for program partners and have the exclusive ability to market restaurants to their members. Because we are paid for our services only when members dine at the restaurant, there is no upfront cost to restaurants for these services.

Websites. We market participating restaurants through our website, www.rewardsnetwork.com, and websites that we host and manage for our program partners. We recently launched an improved website for our own Cashback Rewards program and the Upromise® program, one of our largest program partners. We intend to launch improved websites for additional program partners throughout 2008. These websites feature restaurants, including essential information such as name and address, map and directions, cuisine type and the rewards available to members for dining. Restaurant information found on websites may also include menus, photographs, reviews and restaurant ratings from members and third parties. Our websites allow members to search for participating restaurants based on location, cuisine, rating and other restaurant attributes. As of December 31, 2007, we hosted and managed 13 different co-branded websites on behalf of our program partners, in addition to www.rewardsnetwork.com, the website for our Cashback Rewards program. In 2007, these websites were visited by members and other visitors over 10 million times.

Email. We market participating restaurants to members who provide us with an email address and permission to send them emails. Email marketing includes welcoming new members, alerting members to new participating restaurants in their area and marketing specific kinds of participating restaurants, such as family-friendly restaurants. These emails are customized for members to provide information on participating restaurants in their area. We also send emails to these members that confirm the reward they received and also invite them to complete a survey about their dining experience. Some members may receive additional rewards for completing the survey. Emails may be sent by us directly to a member or may be sent on our behalf by a program partner. Over 58 million emails supporting participating restaurants were sent by us to members during 2007.

Print. In addition to electronic marketing, we market participating restaurants with printed material such as welcome kits and directories that are mailed to members, inserts included in statements for payment cards and frequent flier programs and other programs mailed to members and non-members. Welcome kits and directories are customized for members to provide them with information on participating restaurants in their area. We sent over 5.1 million print marketing pieces to members in 2007. During the past three years, we have shifted our marketing focus from print marketing to email and Internet marketing. We intend to continue to redirect marketing programs to email and Internet marketing and focus on only the most effective print marketing in the future.

Business Intelligence. We provide participating restaurants with periodic reports on member dining activity at their restaurants. These reports include aggregate information regarding the number of members who have dined at the restaurant, distance traveled by members to dine at the restaurant, their dining frequency, the amount spent by them at the restaurant, marketing data (such as web impressions and emails sent to members featuring their establishment) and other information that helps restaurants determine the impact of our programs on their business. We believe this business intelligence provides restaurants with valuable information they can use to better understand and improve their business.

Member Feedback. We provide participating restaurants aggregate rating results and member comments from surveys that are completed by certain members after they dine. We believe these survey results have the potential to provide a powerful link between members and restaurants because they allow members to provide feedback directly to our restaurants. During 2007, we received approximately 438,000 completed surveys from members. Approximately 80% of our merchants have more than 5 completed surveys and approximately 50% of our merchants have more than 30 completed surveys. We make these survey results available to both participating restaurants in their business intelligence reports and to members through www.rewardsnetwork.com and the other websites that we maintain. We believe these survey results are valuable for restaurants because they offer feedback only from members who have actually dined at the restaurant. These survey results enable a restaurant to respond to customer feedback, address issues raised by customers, gauge the quality of food, service and operations, and improve its overall business. We believe these member feedback reports are a powerful tool to deliver the collective voice of members to our restaurants and solidify our relationship with both.

Frequent Dining Programs. We seek to increase the frequency of member dining at participating restaurants by offering members incentives to dine at these restaurants. A member receives a reward if he or she pays with a payment card registered with us when rewards are available at that restaurant. Rewards are in the form of frequent flyer miles, credits to a college savings account, Cashback Rewards savings and other reward currencies.

We believe that frequent dining programs operated by us provide a cost-effective way to reward a portion of a restaurant’s customers with reward currencies (such as airline miles) that members have selected as valuable to them. We believe that a restaurant would not be able to offer a similar range of reward currencies, nor develop the transactional infrastructure needed to deliver such rewards, without our programs. We are the exclusive provider of frequent dining programs to many program partners and the only way for restaurants to offer certain reward currencies is through our programs. By participating in our programs, restaurants receive an outsourced frequent dining program through our marketing of rewards to members, tracking of member transactions that qualify for rewards and awarding the rewards to members. Because our programs operate using our registered card platform, described below, participating restaurants do not have to use separate cards, coupons or otherwise bear the costs of administering the frequent dining programs.

Access to Capital. In addition to marketing restaurants to members, offering incentives to members to dine at these restaurants, and providing these restaurants with business intelligence on member activity and member feedback, we provide access to capital to restaurants that participate in our Marketing Credits Program. We do this by purchasing rights from the restaurant to receive a portion of the payment for transactions by members that qualify for rewards (referred to elsewhere as the purchase of a portion of future member transactions). We purchase a portion of future member transactions in advance, in bulk and at a discount from the retail price of the goods and services provided by the restaurant. When a member dines at a restaurant in the Marketing Credits Program, we receive an agreed-upon percentage of the bill that represents the portion of the member transaction that we have purchased and the fee the restaurant has agreed to pay us for our marketing, business intelligence, member feedback and frequent dining program services. Restaurants that participate in our Marketing Credits Program can use the capital that we provide for any business purpose such as working capital, new equipment, renovations or expansion.

In discussing our business, including in Management’s Discussion and Analysis and our financial statements, we use the term “dining credits” to refer to the portion of future member transactions that we purchase.

We believe that restaurants participate in the Marketing Credits Program because it allows them to sell a portion of their future business at a wholesale price and receive an upfront payment in return. We also believe the Marketing Credits Program is attractive because, in addition to access to capital, this program provides restaurants with marketing, business intelligence, member feedback and frequent dining program services that are not provided by other sources of capital. We are paid for our services and the future transactions that we have purchased only through member transactions that qualify for a reward, which makes us different from other sources of capital available to restaurants that require a restaurant to repay a loan through either a fixed payment or a factoring arrangement that requires a restaurant to pay a portion of all of its transactions. We believe that our experience in the restaurant industry enables us to design the Marketing Credits Program to meet the needs of restaurants.

In early 2007 we began to offer access to capital through the RCR Loan program, which provided merchants with access to capital but did not provide marketing, business intelligence, member feedback or frequent dining programs. The Company marketed and serviced the RCR Loans on behalf of WebBank, a non-affiliated FDIC-insured, state-chartered Industrial Bank. The Company purchased RCR Loan notes from WebBank after WebBank originated and funded the RCR Loan. The Company then serviced the notes in order to provide a single point of contact to the merchants to whom it marketed the RCR Loan product.

The development of the RCR Loan program required significant investment of management time and alteration of our standard processes and procedures. We deployed cash for the purchase of RCR Loan notes and as a result the RCR Loan product impacted our capital resources as well as our provision for losses. After analyzing the product line’s performance in light of its operational complexity, we decided in December 2007 to discontinue this business to allow our sales force to focus on continuing to grow our two core products, the Marketing Services Program and the Marketing Credits Program. We discontinued offering the RCR Loan product line effective January 2008, although we continue to service RCR Loan notes that we previously purchased. The balance of the net RCR Loan portfolio was $2.5 million as of December 31, 2007 and interest income recorded in sales on such loans totaled $2.2 million in 2007.

Participating Merchants

As of December 31, 2007, we had 9,542 participating restaurants across the United States and Canada, with 6,372 restaurants participating in our Marketing Credits Program, 3,054 restaurants participating in our Marketing Services Program and 116 merchants participating in our RCR Loan program. Participating restaurants are generally located in major metropolitan markets and surrounding areas. Participating restaurants encompass a variety of cuisine types and a variety of entrée prices; they include quick-serve, family dining, casual and fine dining restaurants. Our participating restaurants are primarily independently owned and operated and include a single or a few locations, although we also work with some larger restaurant groups.

We also facilitate hotel bookings for certain members through Travelweb LLC. The hotel program provides members with reduced rates and Cashback Rewards savings, frequent flyer miles and other loyalty rewards if they make their reservations at participating hotels through our websites. The revenue from our hotel program is not material to our results of operations.

Members

Members join our programs in order to receive rewards for dining at participating restaurants and can do so by enrolling in our own Cashback Rewards program or one of our partner programs. Members can enroll directly with us at www.rewardsnetwork.com or by calling 1-877-491-3463. Members may be enrolled automatically if our programs are made available as a benefit through one of our program partners or affinity card issuing partners. We believe our registered card platform, which is explained below, is attractive to members because they simply pay with their registered payment card in order to receive their frequent dining reward and do not have to present a coupon or additional card. As of December 31, 2007, we had approximately 3.0 million active member accounts. We consider a member account to be active if the account has at least one qualified transaction at a participating restaurant during the past 12 months. An active member account may consist of more than one payment card and may have more than one person associated with the account, although we consider each member account to be held by one member.

For those individuals who access www.rewardsnetwork.com directly, seeking to join our programs, we offer a variety of options that are attractive because they allow members to choose the loyalty rewards currency that bests suits their needs. To those who elect to join our Cashback Rewards program, we offer Cashback Rewards savings. These members generally pay an annual fee or elect to “earn” their fee as discussed below. Through our website, we also offer programs that allow the member to choose other loyalty rewards currency such as frequent flyer miles or credits to a college savings account. Members who enroll in any of our programs that provide loyalty rewards to members in currencies other than Cashback Rewards savings generally do not pay an annual fee.

Members also join our programs through a variety of other sources, including through our relationships with major airlines, payment card issuers, other loyalty program providers and our corporate program. We refer to our partners in all of these programs as program partners, and they are also discussed below. In these programs, members may be solicited for enrollment or may be automatically enrolled by our program partners. Generally, a member enrolled in one of our programs through a program partner remains a member so long as our relationship with the program partner continues. If our relationship with the program partner terminates, in most cases our relationship with the member terminates as well. Members who join our programs indirectly through a program partner receive the loyalty rewards currency of that program partner and generally do not pay an annual fee.

Members are important to participating restaurants as potential new and frequent customers. Having a large and active member base is an important consideration for restaurants joining or continuing in our programs. Members are also important to us because we recognize revenue when members have qualified transactions at participating restaurants. We are also able to provide business intelligence to participating restaurants based on the aggregate data we have regarding member transactions, as previously described. Due to the importance of members to participating restaurants and our business, we continually work to improve our marketing initiatives to increase the engagement of our members in our programs. We also offer promotional and bonus rewards to members on a periodic basis in order to increase engagement in our programs, increase revenues and obtain additional member information such as email addresses or demographic information.

Partner Programs. We partner with various loyalty program providers to offer their members the opportunity to earn rewards, such as airline frequent flyer miles, award points or other currency relevant to that partner, when their members patronize participating restaurants. These programs are typically co-branded with our program partner (e.g., American Airlines AAdvantage Dining by Rewards Network). In some cases, we work with the loyalty program provider’s affinity payment card issuer by automatically including our frequent dining program as a feature of the payment card. Our program partners generally have the right to approve all communications between us and members of their program.

The loyalty program provider benefits by expanding the opportunities for its members to earn rewards. In addition, we purchase the rewards that are provided to members of partner programs, so a program partner benefits by increasing the volume of the reward currency it sells, or by receiving a commission on the program currency provided to its members.

Airline frequent flyer programs represent the largest number of member accounts that are part of our loyalty partner programs. As of December 31, 2007, we provided dining frequency programs to eight major airlines, which we believe makes us the largest provider of frequent dining programs to the airline industry. We are seeking to expand our partnerships beyond airlines. Upromise®, InterContinental Hotels Group, Chase Bank USA, N.A. and Electronic Script Incorporated (eScrip) are notable instances of non-airline loyalty program providers for which we provide frequent dining programs.

Cashback Rewards Program. This is a fee-based program for members who enroll directly into Rewards Network. This program provides Cashback Rewards savings on the total qualified transaction amount at participating restaurants. Cashback Rewards savings are cash credits that we make directly to the member’s payment card account.

Members pay an upfront annual fee or may elect to “earn” the membership fee over time. When the member elects to earn the fee, we retain Cashback Rewards savings until the member has accumulated the amount of the fee in Cashback Rewards savings, after which the member receives the Cashback Rewards savings and we have effectively recovered the fee.

Corporate Program. We offer a corporate program as a travel and entertainment expense reduction program to corporations. The corporate program partner enrolls some or all of its corporate payment cards issued to its employees in our program. We typically earn an annual fee by retaining a portion of the rewards for each member account enrolled in the program. We currently have approximately 100 companies enrolled in our corporate program.

Payment Card Issuer Programs. We work with various issuers of general purpose debit cards and credit cards, which we refer to collectively as payment cards, to provide cardholders with Cashback Rewards savings as an incentive to certain payment card portfolios. Our program is a value-added feature of the card and provides cardholders with additional opportunities to earn rewards through the payment card’s loyalty program. Our relationships with payment card issuer partners support both the direct enrollment of new members via online secured website registration and the indirect enrollment of payment cards where our program is a feature of the payment card’s benefit program.

Rewards

We provide rewards to members as a service to participating restaurants. We believe this is valuable to restaurants because it provides an incentive for members to try a restaurant at which they may have otherwise never dined and because it may influence how frequently a member may dine at a participating restaurant and the amount the member spends.

We provide the majority of rewards to members in the form of a mileage credit to their frequent flyer account, a Cashback Rewards savings credit to their payment card account or a reward to their loyalty program account. Occasionally, we offer the opportunity for members to earn additional rewards under special promotions and bonus offers designed to increase engagement in the program, increase revenues and obtain additional member information such as email addresses or demographic information. Certain members receive additional rewards when they complete a survey about their dining experience. Cashback Rewards savings typically represent between 5% and 20% of the member’s total transaction amount with participating restaurants. Members receiving airline frequent flyer miles generally earn between one and five miles for each dollar spent at participating restaurants. The amount of rewards earned per dollar spent by members of our airline frequent flyer programs and some of our other loyalty programs is a result of the member’s annual level of participation in our program, with more active members earning greater rewards per dollar spent than less active members.

We communicate loyalty reward opportunities to members via a variety of communication methods, including email, www.rewardsnetwork.com and our partners’ websites.

Registered Card Platform

Our registered card platform is a critical element of the administration of our programs. Members enrolled in our programs have payment cards registered with us. Members pay when they dine at participating restaurants using their registered payment card. Based on agreements with card issuers and various processors, presenters and aggregators, we receive data regarding payment card transactions at participating restaurants which we use to determine the transactions made by members using their registered payment cards. These member transactions are qualified via business rules to determine what reward, if any, they are eligible to receive.

We use the qualified transaction data to provide rewards to members. We also use qualified transaction data to create business intelligence for our participating restaurants, to invoice and collect our fees from restaurants for marketing, business intelligence and frequent dining program services, collect the portion of the member transaction that we have purchased and redeem outstanding dining credits at restaurants that participate in our Marketing Credits Program.

Competition

We do not believe that any single competitor in the United States offers the full range of services that we offer to restaurants. Features of our programs include: (1) the ability to market our participating restaurants to demographically attractive members, including the exclusive ability to market to many of our program partners; (2) our program partner and processor relationships; (3) as part of our Marketing Credits Program, access to capital in advance of customer transactions through our purchase of a portion of future member transactions; and (4) our business intelligence and member survey reporting that provides participating restaurants with valuable analysis of their customers’ behaviors and opinions. However, we do compete with a variety of companies and programs that offer some of these services to restaurants. Our competitors include companies that offer marketing services and marketing programs to restaurants, or dining discounts to consumers. We also compete with various finance companies who address the capital needs of restaurants.

Employees

As of December 31, 2007, we had 400 employees, of whom 390 were full time. We believe that our relationship with employees is good. None of our employees are represented by a labor union.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of March 12, 2008:

Name	Age	Position(s)
Ronald L. Blake	52	President, Chief Executive Officer and Director
Roya Behnia	41	Senior Vice President, General Counsel, Secretary and Chief Privacy Officer
Megan E. Flynn	41	Senior Vice President, Business Development
Christopher J. Locke	37	Senior Vice President, Chief Financial Officer and Treasurer
Robert S. Wasserman	48	Executive Vice President, Sales and Operations

Ronald L. Blake became President and Chief Executive Officer of the Company in March 2005 and a director of the Company in September 2005. Prior to joining the Company, Mr. Blake was Chairman and Chief Executive Officer of Willis Stein Telecommunications Acquisition Corp. since 2000. Mr. Blake served as Chairman, President and Chief Executive Officer of Orius Corp., a network and infrastructure firm, from June 2001 until February 2003. Mr. Blake currently serves as a director of VelociTel, as Chairman of the Foundation for Independent Higher Education, and as trustee of Alverno College.

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

Robert S. Wasserman is Executive Vice President, Sales and Operations. He joined Rewards Network in June 2005. Prior to joining Rewards Network, Mr. Wasserman served as Senior Vice President and a Principal of Knowledge Systems & Research, Inc., a custom research and consulting organization, from February 2004. From February 2003 until February 2004, and from February 2001 through June 2001, Mr. Wasserman served as Executive Vice President of Willis Stein Telecommunications Acquisition Corp. Mr. Wasserman served as Chief Operating Officer of Orius Corp. from June 2001 until February 2003.

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

Our business requires significant marketing and sales efforts to restaurants. We are always at risk for decreases in the number of participating restaurants. Because of this, we constantly need to recruit new restaurants to participate in our programs. We must recruit new restaurants in part due to the high rate of restaurant failures. We must also recruit new restaurants to replace restaurants that choose not to continue to participate in our program. We need to continually demonstrate to our participating restaurants the value of our programs in order to retain them. If we are unable to demonstrate the value of our programs or if our sales force is otherwise ineffective, we may be unable to attract additional restaurants to our program or retain restaurants already participating in our program.

We believe the economic environment for the restaurant industry will be challenging in early 2008, and as a result we expect to shorten the expected usage period of dining credits on a risk adjusted basis for new and renewed dining credits deals. By shortening this timeframe, we reduce our risk exposure to an individual restaurant and on an aggregate basis we reduce the risk exposure in the dining credits portfolio. However, the shorter timeframe means that we purchase fewer dining credits, which reduces the size of our dining credits portfolio. Also, if we purchase fewer dining credits from a restaurant, the restaurant may leave our program earlier, which may result in fewer restaurants in our program. It also means that we must spend more time to retain restaurants in our programs. Purchasing fewer dining credits also reduces the total revenue that we may realize from that deal, and if we are unable to renew that deal or enter into other new deals to replace that deal, our revenues may decline.

During 2007, we experienced a decline in average revenue per merchant due to a decrease in member activity and the management of our members’ share of individual restaurants’ business. A decline in average revenue per merchant means that we must increase the number of restaurants that participate in our programs to maintain or grow our revenues. Even if we attract and retain enough restaurants to maintain or increase the number of restaurants that participate in our programs, our revenues may decline if average revenue per merchant declines.

We rely on our due diligence process and credit evaluation tools to assess the financial risk of proposed deals and the risk profile of restaurants participating in our Marketing Credits Program. In some cases, we are not able to recover all of the dining credits we have purchased from a restaurant, resulting in a loss. We provide allowances for doubtful accounts based on our estimate of losses that would result from the inability of participating merchants to remain in business or a merchant’s unwillingness to honor its obligations relating to dining credits. We seek to balance the financial risk of our restaurant deals with our desire to attract and retain restaurants. If we accept too many deals with greater financial risk, we may increase the number of restaurants in our program but we may also experience greater dining credits losses. On the other hand, if our acceptance of financial risk is too conservative, it may make it more difficult for us to attract new participating restaurants or retain existing participating restaurants.

An absence of desirable restaurants could cause members to either become less engaged or cancel their memberships with us or cause program partners to choose not to participate in our programs. This would reduce our revenues and profitability and harm our ability to attract new members, participating restaurants and program partners.

If we are unable to obtain sufficient cash, our business, financial condition and results of operations may be adversely affected.

Our business is cash intensive. We typically purchase a portion of future member transactions from participating restaurants in exchange for cash. As of December 31, 2007, our cash and cash equivalents and short-term investments were $35.5 million, and we had $94.9 million of dining credits, net of our allowance for doubtful dining credits accounts. We have $25 million of borrowing availability under our revolving credit facility, subject to compliance with conditions in the credit facility agreement. We cannot assure you that we would be in compliance with the credit facility at the time we need to borrow under the revolving credit facility. We cannot assure you that we will be able to raise cash in the future on acceptable terms or at all. If we raise funds through the sale of equity or convertible debt securities, the value of our outstanding stock could be reduced.

We may not have cash available or be able to raise sufficient cash to repurchase our 3.25% Convertible Subordinated Debentures in October 2008, if necessary.

We have $55 million of outstanding 3.25% Convertible Subordinated Debentures. Holders of our debentures may require us to repurchase for cash all or part of their debentures on October 15, 2008 at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest, which we expect holders of the debentures to do. We currently expect to fund the repurchase, if necessary, out of our cash reserves, the proceeds of additional debt or equity issuances, or a combination thereof. We may need to raise cash to repurchase a portion of the debentures by reducing the amount of dining credits that we purchase. If we were to reduce the amount of dining credits that we purchase, our Marketing Credits Program revenues would be lower than if we did not reduce the amount of dining credits that we purchase, which may have a material adverse effect on our business. We cannot assure you that we will have cash available or be able to raise cash, whether on favorable terms or otherwise, to satisfy the repurchase of the debentures. Our failure to repurchase the debentures because we do not have cash available or are unable to raise sufficient cash would cause us to be in default under the debentures and would have a material adverse effect on us.

We depend upon our relationships with payment card issuers, transaction processors, presenters and aggregators.

Payment card transaction processing is an integral part of our business, and our relationships with payment card issuers, payment card processors, transaction presenters and aggregators of payment card transactions are very important. During 2007, we obtained transaction data for approximately 34% of our sales and processed collections of approximately 22% of sales through our relationship with Golden Retriever Systems, L.L.C. In addition, during 2007, we obtained transaction data for approximately 22% of our sales through American Express Travel Related Service, Inc. and approximately 19% of sales through First Data Corporation.

We currently have contracts with a significant number of processors, presenters and aggregators of payment card transactions. These processors, presenters and aggregators may choose to terminate or not renew their contracts with us for reasons including, among others, a decision to no longer provide transaction level details to third parties such as us, if they decide to engage in exclusive business relationships with organizations that are competitive with us, or if they determine that we are not in compliance with information security requirements or payment card industry regulations. We have been able to find suitable replacements for processors, presenters and aggregators who have terminated their contracts with us in the past without a material impact on our business. However, if relationships with processors, presenters and aggregators that in the aggregate provide us with transaction data for a significant amount of our sales terminate, our ability to receive and process a significant amount of transactions could be materially impaired if we are unable to find suitable replacements or convert restaurants to compatible platforms. If we are unable to find suitable replacements or convert restaurants to compatible platforms, there would be a material adverse effect on our ability to pay member rewards and recognize revenues.

We are subject to changes to payment card association rules and practices.

Our business model depends on our ability to obtain information with respect to payment card transactions made by members at our participating restaurants. Current Payment Card Industry compliance and VISA and MasterCard rules and practices permit the aggregation of data for payment card transactions at our participating restaurants and the comparison of this data with a file containing members’ registered card information. However, there is no assurance that payment card association rules and practices will not change and limit our ability to obtain this information. These rules are set by payment card networks, which may be strongly influenced by member banks or card issuers who may compete with us now or in the future with respect to the services we provide restaurants, and who may attempt to alter payment card association rules and practices to our detriment. If we are unable to comply with these rules and practices, processors, presenters and aggregators of payment card transactions may terminate their relationships with us. If we are unable to obtain this information, we will need to seek alternate ways of determining member qualified transactions, and we cannot assure you that any other method would be possible or cost-effective.

Economic changes could negatively impact our business.

The success of our business depends on members’ use at participating restaurants of payment cards registered with us. If the national or local economy slows in the regions in which we do business, members may perceive that they have less disposable income to permit them to dine out. As a consequence, they may spend less and use their registered cards less often, if at all. If members spend less, our revenues may decline even if we maintain or increase the number of restaurants participating in our programs. The restaurant industry is susceptible to adverse weather conditions and severe weather may adversely affect the frequency of member dining activity. Any decline in program usage would hurt our business. In addition, a sustained economic downturn could cause participating restaurants to go out of business or cause members to dine out less frequently. It is likely that, if the number of restaurants entering bankruptcy rises, there would be an increase in dining credits losses.

Alternatively, if the economy is robust restaurants could have less of a need for capital and as a result may be less inclined to participate in our Marketing Credits Program. A significant decline in the quality, attractiveness or number of participating restaurants could hurt our business.

We are susceptible to restaurant credit risk and our allowance for losses related to restaurant credit risk may prove inadequate to absorb actual losses.

We purchase a portion of future member transactions from restaurants that participate in our Marketing Credits Program. If a participating restaurant fails, we may not realize any value for the portion of future member transactions that we purchased and that have not been realized when the restaurant ceases to do business. We refer to these future member transactions as dining credits in our financial statements. Even if a participating restaurant stays in business, it may breach its agreement with us and we may incur costs to enforce our agreement and may not recover amounts sufficient to compensate us for damages that we suffer from the breach. Although we perform due diligence on certain transactions, we generally secure the restaurants’ obligations by obtaining personal guarantees from restaurant owners, and while we work to enforce our contracts with restaurants, we cannot assure you that these measures will be adequate to ensure that we will realize the full value of every contract that we have entered into with our participating restaurants.

We maintain an allowance for dining credits losses based on our estimates of losses that would result from the inability of participating restaurants to remain in business or our restaurants’ breach of their contracts, which we refer to as our allowance for doubtful dining credits accounts. We perform a quarterly analysis of the adequacy of our allowance and, if necessary, adjust this allowance. This analysis is based on a number of factors, including the specific identification of at-risk dining credits, the aging of the dining credits and the overall size of the portfolio of dining credits. The amount of our allowance, however, is an estimate, and we cannot assure you that our actual dining credits losses will not be materially greater than our allowance for doubtful accounts.

A significant number of our active member accounts are obtained from our relationships with airlines and other program partners.

We depend on our relationships with airline and other program partners for a significant number of members and a significant portion of our revenue. We are particularly dependent on our relationships with airline partners. For the year ended December 31, 2007, approximately 58.0% of our sales were derived from members enrolled in our programs through airline frequent flyer programs. As of December 31, 2007, we had contracts or relationships with eight major airlines and approximately 1.7 million of our approximately 3.0 million active member accounts were enrolled through airline frequent flyer programs. In addition, member accounts enrolled through two of our program partners, Upromise, Inc. (“Upromise”) and United Air Lines, Inc. (“United Air Lines”), each represented more than 10% of our sales for 2007.

If our contracts or relationships with airline and other program partners terminate, we will likely lose those member accounts that are enrolled in our programs through these program partners. Each year a number of these contracts are subject to renewal. We cannot assure you that any of our contracts with our program partners will be renewed or, if renewed, will be renewed on terms as favorable to us as the current terms. If our program partner contracts are terminated or are not renewed, the number of members in our programs could significantly decline. If our program partner contracts are renewed on less favorable terms, for example if our program partner raises the price for us to purchase rewards currency, or if our program partner relationships are otherwise altered in a way unfavorable to us, our costs may increase.

In addition, some of our relationships with program partners depend upon the use of bank affinity payment cards that are associated with our program partners. If the relationship between a program partner and its payment card issuer terminates, we may lose access to the member accounts enrolled through that payment card issuer.

We have relationships with various organizations for the marketing, support and endorsement of our services and products. For example, we rely on our agreements with banks, payment card issuers, corporations, airline frequent flyer programs, member savings and loyalty programs and other entities across the country to market our services to their existing and future customers. The development and management of these relationships, including keeping our web site content attractive, is a long and difficult process, requiring experienced sales and marketing personnel. If we are unable to maintain these relationships, our ability to operate our programs may be materially and adversely affected.

A significant amount of our rewards currency is concentrated in one industry group.

A significant portion of the rewards currency we provide to members consists of airline miles that we purchase from our airline partners. Although we believe that airline miles are currently considered to be an attractive rewards currency, there is no assurance that airline miles will continue to be viewed favorably by consumers and members. The terms of frequent flyer programs are subject to change at the discretion of the airlines, and changes to these programs may make frequent flyer miles a less attractive rewards currency. For example, if the airlines provide that miles expire more quickly, increase the number of miles required to earn travel rewards, reduce the number of flights or seats available for reward travel or otherwise limit the availability of redemption options, the attractiveness of airline miles will diminish and may result in reduced membership in our programs and in reduced usage of our programs.

Furthermore, a sustained economic downturn in the airline industry could have an adverse effect on the financial condition of our business because there is no assurance that we can convert members who choose frequent flyer miles over our other rewards currencies to other forms of rewards currencies should the airlines no longer be able to participate. The impact of an economic downturn of the airline industry on our airline partners or consolidation in the airline industry may result in the diminished attractiveness of airline miles as a currency that we offer to members and, thus, reduce the usage of our programs.

We depend on our ability to attract and retain active members.

We generate revenue when members dine at participating restaurants. Any number of factors could affect the frequency with which members participate in our programs or whether consumers enroll in any of our programs at all. These factors include (1) consumer tastes and preferences, (2) the frequency with which consumers dine out, (3) the number of desirable restaurants participating, (4) general economic conditions, (5) weather conditions, and (6) the availability of alternative discount programs in the local regions where consumers live and work. Any significant decline in usage or increase in membership cancellations, without a corresponding increase in new member enrollments, could make our programs less desirable to participating or prospective restaurants. Any decline in member usage would cause a decline in revenue and a higher cost of our inventory of dining credits.

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

Class action lawsuits may be filed against us.

In light of the settlement of the California class action lawsuit, it is possible that there will be class action claims made against us in other states, raising allegations similar to those made by the plaintiffs in the California class action litigation and described in Note 14 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. One such lawsuit seeking class action treatment was filed in the County Court of Dallas County, Texas, on February 29, 2008. It alleges, among other things, that our Marketing Credits Program violated Texas state usury and deceptive trade practices laws. The cost of defending and/or resolving through settlement any such purported class action litigation in one or several states in which we have entered into a significant number of Marketing Credits Program deals may be substantial and may have a material adverse effect on us. In addition, we might be subject to damages and court-ordered restrictions on the conduct of our business as a result of any judgment ultimately entered in any such litigation, which may have a material adverse effect on us.

Changes in our programs that affect the rate of rewards received by members could have adverse consequences.

We have implemented changes in our programs with substantially all of our partner programs that are designed to encourage member engagement in our programs and have the effect of reducing the amount of rewards provided to some members. These changes also may require some members to take steps, such as filling out member surveys, to obtain the highest level of rewards. If members react to these changes by reducing the frequency of transactions with our participating merchants, our sales could decrease and members could use our dining credits more slowly. In addition, the rate of our new member activation could suffer if potential members perceive our programs as offering lower rewards.

An adequately staffed sales force is important to our ability to retain restaurants and grow the number of participating restaurants.

Our ability to grow the number of participating restaurants depends, in part, on having an adequately staffed sales force. Members of the sales force leave us for various reasons throughout the year. We must replace the people who leave our sales force with qualified sales personnel in order to maintain an adequately staffed sales force. Although we attempt to keep our sales force adequately staffed despite expected attrition, we cannot assure you that we will be able to maintain an adequately staffed sales force if we experience an unusually high level of attrition. In addition to relying on our sales staff to obtain new participating restaurants, we rely on them to be the primary contact for maintaining our relationships and reinforcing the value of our programs with existing participating restaurants. If our sales force is not adequately staffed, we may not be able to maintain or increase the number of participating restaurants.

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

We have agreements with various program partners and vendors that obligate us, among other things, to purchase a minimum amount of rewards currency or conduct a minimum level of marketing in a given period. If member activity is not sufficient to fulfill our minimum currency purchase obligation with a program partner, we will be required to purchase additional currency from that program partner that we may not be able to utilize, or we may be required to make a payment to the program partner. Minimum marketing requirements may obligate us to incur marketing expenses that we otherwise would not incur. If we do not meet minimum rewards currency purchase obligations and other performance requirements in the normal course of our business, we will incur expenses that we otherwise would not incur.

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

In addition, we must invest significant resources to maintain our information technology infrastructure. An unexpected problem with our information technology infrastructure could cause us to incur substantial expenses to ensure that our programs continue to run without disruption. Defects in transaction processing networks or our internal computer systems could result in errors or delays in processing transactions, which could result in an inability to correctly credit rewards to members which may have a material adverse effect on our reputation and ability to attract and maintain members. Errors or delays in processing transactions could also result in a loss of revenues.

We are susceptible to a changing regulatory environment.

We are subject to a number of current and pending federal and state laws and regulations governing privacy and the use and storage of financial data and personally identifiable information. Changes to existing laws and regulations or the promulgation of new laws and regulations could affect how we operate our programs, increase our operating costs, change our competitive environment or otherwise adversely affect us.

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

We collect and store sensitive data about restaurants. In addition, we maintain a database of cardholder data, including payment card information. We have developed and implemented a number of measures in an effort to keep our member and participating restaurant data secure. We continually work on enhancing and improving our security measures. These measures may be expensive and involve hiring additional personnel or suppliers and consultants.

The measures we have taken and may take in the future may not be successful. Our computer systems could be penetrated by hackers and the encryption of our data may not prevent unauthorized use of restaurant and member data. We engage third party service providers from time to time who may have access to restaurant and member data. Our agreements with these third party service providers include confidentiality obligations with respect to restaurant and member data, but we cannot assure you that these contractual provisions will prevent unauthorized use or disclosure of restaurant or member data.

The complete or partial failure of our security measures could result in damage to our reputation, the loss of members and participating restaurants, incurring costs related to notification requirements and the filing of claims and lawsuits against us. Unauthorized disclosure or other misuse of restaurant or member data, whether through breach of our computer systems or otherwise, could expose us to liability and protracted and costly litigation. Any significant incidents of loss of cardholder data by us could result in significant fines or other sanctions by Visa, MasterCard, American Express, banks or governmental bodies, any of which could have a material adverse effect upon our financial position or operations. We may also incur costs in connection with remedying a security breach, including potentially significant costs in connection with the possible replacement of payment cards that are compromised by a breach of our security. In addition, a significant breach could result in our being prohibited from processing transactions in the future, which would have a material adverse effect on the use of our registered card platform to operate our programs.

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

Our revenues may decline if there is a shift toward the Marketing Services Program.

Our revenue from a transaction at a Marketing Credits Program restaurant is higher than the revenue we receive for a transaction of the same amount at a Marketing Services Program restaurant. An increase in the percentage of restaurants that participate in the Marketing Services Program instead of the Marketing Credits Program may cause a decline in our revenues even if the overall number of participating restaurants remains the same or increases.

Samstock, L.L.C. and its affiliates are a large stockholder.

As of March 12, 2008, our largest stockholder, Samstock, L.L.C. and its affiliates, beneficially owned in aggregate 6,589,026 shares of our common stock, representing approximately 24% (based on 26,951,489 shares of common stock outstanding at March 12, 2008) of our outstanding common stock. Of this amount, 6,056,446 shares were owned by Samstock and its affiliates and 532,580 shares were held by others but were subject to voting and disposition restrictions in favor of Samstock. As a result of their ownership, Samstock and its affiliates may be able to substantially influence the outcome of all matters submitted to a vote of our stockholders, including the election of directors. Samstock is indirectly owned by certain trusts and the trustee of these trusts is Chai Trust Company, LLC. The current chairman of our board of directors, Donald J. Liebentritt, is the President of Chai Trust Company, LLC.

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

Sales of a substantial amount of stock in the public market (such as the shares previously registered by us), or the perception that these sales may occur, could result in lower market prices of our common stock. This could also impair our ability to raise additional capital through the sale of other securities. As of March 12, 2008, 26,951,489 shares of our common stock were outstanding. In addition, as of March 12, 2008, 673,375 shares of our common stock were issuable upon exercise of outstanding employee and director stock options; 441,658 shares of our common stock were issuable upon the exercise of outstanding director stock awards; 1,050,654 shares of our common stock were issuable upon the exercise of employee stock awards and an additional 2,374,313 shares of our common stock were available under our long-term incentive stock plan for future grant. All of these shares have been registered for sale. The issuance and sale of a significant number of shares of our common stock upon the exercise of stock options and warrants, or the sale of a substantial number of shares of our common stock pursuant to Rule 144 or otherwise, could result in a dilution to each stockholder’s percentage ownership and could adversely affect the market prices of our securities.

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

In addition, Section 203 of the Delaware General Corporation Law, our certificate of incorporation and the terms of our 2006 Long-Term Incentive Plan may discourage, delay or prevent a change of control of our company. Specifically, Section 203 and our certificate of incorporation prohibit us from engaging in any business combination with an interested stockholder unless specific conditions are met. Also, our 2006 Long-Term Incentive Plan includes provisions that allow us to grant options, stock appreciation rights and other stock-based awards that will become vested immediately upon a change of control of the Company.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table sets forth certain information regarding our principal facilities as of December 31, 2007:

Location	Monthly Rent	Term of Lease	Square Footage
Chicago, IL—Executive offices	$45,649	09/01/03 - 08/31/11	28,721
Hollywood, FL—Operations	44,670	07/01/07 - 06/30/13	21,879

In addition to the properties listed above, we have one other operations office and 15 sales offices throughout the United States and Canada, one of which is subleased. We believe our properties are generally in good condition and adequate for our needs. Furthermore, we believe that suitable additional or replacement space will be available when and if needed.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the three-month period ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(A) MARKET INFORMATION

Our common stock is listed on the American Stock Exchange. The following table sets forth, for the periods presented, the high and low sales prices per share of our common stock, as reported on the American Stock Exchange.

Quarter Ended	Low	High
March 31, 2006	5.85	8.50
June 30, 2006	6.94	9.40
September 30, 2006	3.32	9.01
December 31, 2006	4.50	7.20
March 31, 2007	4.89	6.98
June 30, 2007	3.31	5.80
September 30, 2007	2.90	4.85
December 31, 2007	4.12	5.45

(B) HOLDERS

As of March 12, 2008, there were 240 holders of common stock of record.

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

	Years ended December 31,
	2007	2006	2005	2004	2003
Statements of Operation Data
Sales	$225,107	$252,986	$287,145	$348,078	$349,026

Net revenue	64,513	81,362	74,261	89,711	88,638
Other operating revenue	1,712	2,135	2,790	3,536	4,684
Total operating revenues	66,225	83,497	77,051	93,247	93,322
Total operating expenses	56,366	106,082	74,178	68,195	64,771
Operating income (loss)	9,859	(22,585)	2,873	25,052	28,551
Other income (expenses), net	360	(204)	(2,753)	(2,804)	(2,371)
Income (loss) before income taxes	10,219	(22,789)	120	22,248	26,180
Income tax provision (benefit)	3,254	(7,634)	741	9,031	10,470

Net income (loss)	$6,965	$(15,155)	$(621)	$13,217	$15,710

Net income (loss) available to common stockholders	$6,965	$(15,155)	$(621)	$14,865	$16,048

Per Share Data:
Net income (loss):
Basic	$0.26	$(0.57)	$(0.02)	$0.53	$0.68

Diluted	$0.26	$(0.57)	$(0.02)	$0.50	$0.61

Weighted average number of common and common equivalent shares outstanding:
Basic	26,990	26,683	26,133	24,837	23,056

Diluted	27,163	26,683	26,133	29,731	26,439

Balance Sheet Data:
Total assets	$176,544	$206,579	$190,887	$200,671	$187,125
Debt	55,000	70,000	70,000	70,000	70,000
Stockholders’ equity	92,842	84,737	94,188	92,368	73,647
Debt to total assets	31%	34%	37%	35%	37%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands, except per share data)

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those financial statements provided under Part II, Item 8 of this Annual Report on Form 10-K.

OVERVIEW

We operate the leading frequent dining programs in North America by marketing our participating restaurants to members of these programs and by providing incentives to members to dine at these restaurants. Thousands of restaurants benefit from these marketing efforts and frequent dining programs, as well as the business intelligence, member comments and ratings and access to capital that we offer. In addition to operating the frequent dining program of leading airline frequent flyer programs, clubs and other affinity organizations, we offer our own frequent dining program through our website, www.rewardsnetwork.com.

We market participating restaurants to members principally through the Internet and email. We offer business intelligence to participating restaurants by providing aggregate data regarding members’ activity and member feedback through comments and ratings gathered from surveys. We also seek to increase the frequency of dining and amount spent on dining by members at participating restaurants by providing incentives to members to dine at participating restaurants, including airline miles, college savings rewards, reward program points, and Cashback Rewards savings. We provide access to capital by purchasing a portion of future member transactions from participating restaurants in bulk and in advance. Bars and clubs also participate in our programs, and for purposes of describing our business, are included when we use the term “restaurants.”

We are paid for our services and, if applicable, receive the portion of a member’s transaction that we have purchased only if a member dines at a participating restaurant when rewards are available and pays using a payment card that the member has registered with us. Our revenue is equal to a percentage of the member’s total dining transaction amount. These revenues are applied to recover our costs where we have purchased a portion of future member transactions; provide rewards to members; cover our selling, marketing, general and administrative expenses; and generate operating income that provides a return for our stockholders.

We primarily offer two programs to restaurants—our Marketing Services Program and Marketing Credits Program. We market restaurants that participate in the Marketing Services Program to members, offer incentives to members to dine at these restaurants and provide these restaurants with business intelligence on member activity and member feedback. In addition to these services, we provide restaurants that participate in the Marketing Credits Program with access to capital by purchasing a portion of future member transactions. In discussing our business, we continue to use the term “dining credits” to refer to the portion of future member transactions that we purchase. Our contracts include a separate fee for marketing, business intelligence, member feedback and frequency programs. We include all components of the Marketing Credits Program, including the payment for marketing, business intelligence, member feedback and frequency programs, in Marketing Credits Program sales and revenues because we analyze our business in this manner.

During 2007, we focused on increasing both the number of restaurants that participate in our programs and the size of our dining credits portfolio.

We believe that a larger base of restaurants and larger portfolio of dining credits should result in increased revenues over time. Our efforts during 2007 to increase merchant count and the dining credits portfolio were supported by developing and maintaining an adequately staffed sales force and changes in our dining credits purchase policies designed to increase the amount of dining credits we purchase from select restaurants. As a result of our focused efforts, we saw consistent quarterly increases in sales, merchant count and our dining credits portfolio throughout 2007.

Sales Force. During the fourth quarter of 2006, we added to our sales force in an effort to increase the number of restaurants participating in our programs. We maintained an adequately staffed sales force throughout 2007. Newly hired sales employees typically take six months to be reasonably effective. We saw an increase in the number of restaurants and improved revenues during the later half of 2007 as the sales force became more effective. We believe the staffing levels and productivity of our sales force contributed to the increase in the number of restaurants participating in our programs.

Dining Credits Purchase Policies. During 2007, we increased the amount of dining credits that we purchased from select restaurants that met our due diligence and risk assessment requirements. By purchasing more dining credits, we lengthen the period of time it takes to use the dining credits at that restaurant. Increasing the amount of dining credits purchased from select restaurants was designed to increase retention of desirable restaurants without sacrificing the risk profile of the dining credits portfolio. During 2007, our net dining credits usage period increased from 7.8 months at the beginning of the year to 9.8 months at the end of the year. The lengthening of the dining credits usage period for select restaurants contributed to an increase in our dining credits portfolio.

We continually evaluate our dining credits purchase policies by monitoring the performance of our dining credits portfolio and observing current economic trends facing the restaurant industry. Toward the end of 2007, we began to shorten the dining credits usage period for many of our deals. In analyzing the appropriate length of the dining credits usage period for a restaurant, we consider the overall economic condition of the restaurant industry, the performance of participating restaurants generally and the individual restaurant’s credit profile or business experience. We shorten the dining credits usage period by purchasing fewer dining credits, which reduces the size of our dining credits portfolio. Also, if we purchase fewer dining credits from a restaurant, the restaurant may leave our program earlier. On an aggregate basis, shortening this timeframe may result in fewer restaurants in our program. It also means that we must spend more time to retain restaurants in our programs. Purchasing fewer dining credits also reduces the total revenue that we may realize from that deal, and if we are unable to renew that deal or enter into other new deals to replace that deal, our revenues may decline.

RCR Loans Product. In March 2007, we began to provide access to capital through a loan product, called RCR Loans. The RCR Loan product provided restaurants with access to capital but did not provide marketing, business intelligence, member feedback or frequent dining programs. We marketed and serviced the RCR Loans on behalf of WebBank, a non-affiliated FDIC-insured, state-chartered Industrial Bank. We believed the product would be attractive to merchants who would not otherwise participate in our Marketing Credits Program and the RCR Loan product did increase the number of merchants that participate in our programs.

The development of the RCR Loan program required significant investment of management time and alteration of our standard processes and procedures. We deployed cash for the purchase of RCR Loan notes and as a result the RCR Loan product impacted our capital resources as well as our provision for losses. After analyzing the product line’s performance in light of its operational complexity, we decided in December 2007 to discontinue this business to allow our sales force to focus on continuing to grow our two core products, the Marketing Services Program and the Marketing Credits Program. We discontinued offering the product line effective January 2008, although we continue to service RCR Loan notes that we previously purchased. The balance of the net RCR Loan portfolio was $2,519 as of December 31, 2007 and was not material to our operations in 2007. The cost to discontinue the RCR Loan program recorded in the fourth quarter of 2007 was $313.

Although the number of participating restaurants and the dining credits portfolio increase during 2007, revenues declined in comparison to 2006.

We increased the number of restaurants participating in our programs from 8,627 to 9,542 during 2007, a 10.6% increase. We also increased our net dining credits portfolio from $76,366 to $94,880 during 2007, a 24.2% increase. Despite these increases, revenues for 2007 were $225,107 as compared to revenues of $252,986 in

2006, a decrease of 11.0%. This decrease was due mainly to a shift in sales mix from Marketing Credits Program merchants to Marketing Services Program merchants early in 2007. During the second half of 2007, we initiated efforts to change the mix back towards the Marketing Credits Program merchants in an effort to increase revenues. In addition, although year-end merchant count increased by 10.6%, the number of merchants participating in our programs during the first six months of 2007 was lower than the number of merchants participating in our programs during the first six months of 2006, which also contributed to lower revenue during 2007 as compared to 2006.

During 2007, we experienced a decline in average revenue per merchant due to a decrease in member activity and the management of our members’ share of individual restaurants’ business. In order to manage our members’ share of an individual restaurants’ business, we exclude certain members from receiving benefits at these restaurants in order to reduce the amount of a restaurant’s cash flow that we receive. The decline in average revenue per restaurant results in longer usage periods for our dining credits and contributed to the increase in our dining credits portfolio and the retention of restaurants in the Marketing Credits Program. The decline in average revenue per merchant was also due in part to a decline in our member activity. We believe the decline in member activity was due in part to the termination of some partner programs and members not re-registering replacement payment cards with us. Member payment cards expire or may be replaced on a periodic basis or as a result of credit card company security initiatives. The replacement payment card must be registered with us in order for the member to continue to receive member benefits and for us to continue to recognize revenue when the member uses that payment card at a participating restaurant.

We believe that our larger base of participating restaurants and increased dining credits portfolio have positioned us well for 2008.

We began the process of restructuring member benefits offered through our partners in the latter half of 2007.

Beginning in August 2007, we devoted significant management time and information technology resources to negotiate with partners the terms of revised benefit offerings to become effective January 1, 2008. As a result of these efforts, with the exception of one partner, we modified the member tier criteria to reward both dining at participating restaurants and online engagement by providing the highest level of member benefits to members who have a specified number of dines at participating restaurants and those that provide us with their current email addresses and agree to receive our marketing promotions. We also revised bonus opportunities to encourage members to complete surveys regarding their dining experience. As a result of these efforts, we believe we will increase the number of email addresses that we have from members who agree to receive marketing promotions. We intend to use these email addresses as a cost effective communication channel to promote our participating restaurants in a highly targeted manner to members that are interested in receiving information regarding participating restaurants, reward opportunities, restaurant content and bonus offers.

We invested in the development of new websites with rollout that began at the end of 2007.

In order to more effectively engage both our members and our merchants, we invested in the development of new websites that we believe offer our members a valuable tool to be used in making dining decisions. We designed these new websites to provide members with a comprehensive and credible source of dining information when selecting a restaurant and to highlight the rewards available to members for dining at participating restaurants. These websites also offer our merchants enhanced capabilities for marketing their restaurants to members

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Allowance for Losses

We provide allowances for dining credits losses and accounts receivables based on our estimate of losses that would result from the inability of participating merchants to remain in business or our merchant’s unwillingness to honor their obligations relating to dining credits and accounts receivables. If the financial condition of our merchant base were to deteriorate beyond our expectations, resulting in participating merchants’ inability to provide food, beverage, goods and services to members thereby reducing the redemption of dining credits, or if merchants are unwilling or otherwise unable to honor their obligations relating to dining credits or accounts receivable in greater numbers than we expect, additional allowances may be required.

We review our ability to redeem dining credits on a regular basis and provide for anticipated losses on dining credits. The dining credits portfolio is aged based on sales for the preceding quarter and the allowance is determined primarily by applying estimated loss percentages to the aged portfolio. Allowances are also provided for specifically identified accounts and for dining credits balances that are large or slow moving. Losses are reduced by recoveries of dining credits previously charged off. Account balances are charged off against the allowance once we conclude that a merchant is unwilling or unable to honor their obligation relating to dining credits. Subsequent to the account being charged off, we may continue to pursue recovery efforts. In the beginning of 2007, we updated our write-off policy to further define when an account should be written-off. As a result of this updated policy, there was a slower write off of assets in the gross dining credits asset and an increase in the allowance for doubtful accounts during 2007. During 2008, we expect to have higher write-offs as a result of this policy update. There was no change, however, in the reserve methodology.

We also provide an allowance for our RCR Loan product using a specific reserve method based on the merchant’s payment history and previous experience with the merchant, if applicable. We purchase RCR Loan notes from WebBank after WebBank originated and funded the RCR Loan. If an RCR Loan merchant fails, we may not realize any value for the RCR Loan note that we purchased. Even if an RCR Loan merchant stays in business, it may fail to repay the note that we purchased and we may incur costs to collect on the note and may not recover amounts sufficient to compensate us for damages that we suffer.

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

Revenue Recognition

We recognize revenue from the Marketing Credits Program and Marketing Services Program when members patronize participating merchants and pay using a payment card they have registered with us. Revenue is recognized only if the member’s transaction qualifies for a benefit in accordance with the rules of the member’s particular program. The amount of revenue recognized is that portion of the member’s total transaction amount that we are entitled to receive in cash, in accordance with the terms of our agreement with the participating merchant. For example, if a member’s total qualified transaction amount is $100 at a participating merchant, as evidenced by the full amount of the payment card transaction, and our contract provides for us to receive 80%, the amount of revenue we recognize is $80, representing what we actually realize in cash. Similarly, under the typical Marketing Services Program contract, we recognize revenue only to the extent that we are contractually entitled to receive cash for a portion of the member’s total qualified transaction amount. The same $100 transaction referred to above at a Marketing Services Program merchant may yield $17 in revenue to be recognized. Under the RCR Loan product, we recognize interest income on an effective yield basis over the life of the loan.

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

RESULTS OF OPERATIONS—COMPARISON OF 2007 AND 2006

As a means of better illustrating our operations and results, the following table illustrates the relationship between revenue and expense categories for 2007 and 2006. These percentages have been rounded to the nearest tenth.

	Percentage of Sales
	2007	2006
Sales	100.0	100.0
Cost of sales	50.1	51.4
Provision for losses	4.8	1.6
Member benefits	16.4	14.8

Net revenue	28.7	32.2
Membership fees and other income	0.8	0.8

Total operating revenue	29.4	33.0

Salaries and benefits	9.1	9.4
Sales commission and expenses	9.1	7.1
Professional fees	1.2	1.1
Member and merchant marketing expenses	3.1	2.0
General and administrative expenses	8.5	7.9
Litigation and related expenses	(5.9)	14.4

Total operating expenses	25.0	41.9

Operating income (loss)	4.4	(8.9)
Other income (expense), net	0.2	(0.1)

Income (loss) before income tax provision (benefit)	4.5	(9.0)
Income tax provision (benefit)	1.4	(3.0)

Net Income (loss)	3.1	(6.0)

Operating Revenues

The following table sets forth for the periods presented sales, components of costs of sales and certain other information for each of our two marketing programs. We use the term “dining credits” to refer to the portion of future member transactions that we purchase. Our Marketing Credits Program contracts include a fee for marketing, business intelligence, member feedback and frequency programs. We include all components of the Marketing Credits Program, including this fee, in Marketing Credits Program sales and revenues because we analyze our business in this manner. We use the term “merchant” in this discussion to refer to restaurants, bars and clubs. Financial information regarding our interest income from the RCR Loan product is included in the Marketing Credits Program sales strictly for purposes of our income statement.

	2007			2006
	Marketing Credits Program	Marketing Services Program	Total	Marketing Credits Program	Marketing Services Program	Total
Merchant count as of December 31, 2007 and 2006, respectively	6,488	3,054	9,542	6,079	2,548	8,627
Number of qualified transactions	5,704	2,900	8,604	6,943	2,695	9,638
Average transaction amount	$47.66	$47.99	$47.77	$47.57	$48.56	$47.85
Qualified transaction amount	$271,879	$139,172	$411,051	$330,269	$130,880	$461,149
Sales yield	74.0%	17.2%	54.8%	70.0%	16.8%	54.9%
Sales	$201,133	$23,974	$225,107	$231,046	$21,940	$252,986
Cost of dining credits	$111,617	—	$111,617	$128,562	—	$128,562
Processing fee	794	418	1,212	1,076	427	1,503

Total cost of sales	$112,411	$418	$112,829	$129,638	$427	$130,065

Provision for dining credits losses	$10,896	—	$10,896	$4,139	—	$4,139
Member benefits	$18,589	$9,297	$27,886	$20,411	$7,739	$28,150
Bonus rewards	2,347	1,206	3,553	3,048	1,208	4,256
Partner Commissions	3,759	1,671	5,430	3,723	1,291	5,014

Total member benefits	$24,695	$12,174	$36,869	$27,182	$10,238	$37,420

Net revenue	$53,131	$11,382	$64,513	$70,087	$11,275	$81,362

In analyzing sales, we focus on three key metrics: merchant count, qualified transaction amount and sales yield. Merchant count is the number of merchants active in our program at the end of each period and average merchant count is the average number of merchants active on the program over a given period. Qualified transaction amount represents the total dollar value of all member dining transactions that qualify for a benefit, and therefore provide revenue to us. Sales yield represents the percentage of the qualified transaction amount that we retain as revenue.

With regard to merchant count, ending merchant count as of December 31, 2007 was 9,542 compared to 8,627 as of December 31, 2006, an increase of 10.6%. The increase in total Merchant Count was driven by a 19.9% increase in Marketing Services Program merchants to 3,054 merchants and a 6.7% increase in Marketing Credits Program merchants to 6,488 merchants. Average overall merchant count was 8,882 for 2007 compared to 9,175 for 2006, a decrease of 3.2%. The decrease in the overall average merchant count was driven by a 20.0% decrease in average Marketing Credits Program merchants to 6,078 merchants, partially offset by a 23.4% increase in average Marketing Services Program merchants to 2,804 merchants.

The decrease in the average number of Marketing Credits Program merchants for the full year 2007 as compared to the full year of 2006 was due in part to our revised dining credits purchasing policies, which has led to the removal of undesirable and unprofitable merchants from our dining credits portfolio. The decrease was also due in part to merchants that we otherwise desired to retain in our program that either would not agree to terms of a new deal that reflected our revised dining credits purchasing policies or no longer desired to participate in our program. Finally, the revised purchasing policies resulted in a shorter usage period in the portfolio during 2006, which accelerated the renewal cycle of the portfolio. With an adequately staffed sales force through 2007, our goal was to continue to grow the Marketing Credits Program merchant count during that period without compromising the quality of the merchants in the portfolio or the profitability of deals by demonstrating the value of our services. We made efforts to retain desirable merchants by increasing, on a risk-adjusted basis, the amount of future member transactions that we purchased from them in order for them to remain in our program for a longer period of time. Our Marketing Credits Program merchant count increased throughout 2007. As a result of this increase in merchant count and our purchase of more future member transactions from selected merchants, beginning in the first quarter of 2007 our net dining credits portfolio balance increased and our dining credits usage period lengthened. We continually evaluate our dining credits purchase policies by monitoring the performance of our portfolio and observing current economic trends facing the restaurant industry. During the later part of 2007, we began shortening the dining credits usage period on new dining credits entering the portfolio. We shorten the dining credits usage period by purchasing fewer dining credits, which reduces the size of our dining credits portfolio. Purchasing fewer dining credits reduces our risk exposure with respect to those deals, but also decreases the total revenue that we may realize from that deal and shortens the period of time the restaurant participates in our program if we are unable to renew the restaurant.

Qualified transaction amounts at our participating merchants decreased $50,098, or 10.9%, to $411,051 for 2007 compared to 2006. Qualified transaction amount in the Marketing Credits Program decreased primarily because of a decline in member activity, the management of our members’ share of individual restaurants’ business and a decline in the number of average Marketing Credits Program merchants. Qualified transaction amount in our Marketing Services Program increased at a slower rate than the Marketing Services Program merchant count. Marketing Services Program merchant count increased 19.9% as of December 31, 2007 as compared to December 31, 2006 while Marketing Services qualified transaction amount increased 6.3% during 2007 as compared to 2006. Marketing Services qualified transaction amount increase was lower than the merchant count increase mainly due to a decrease in member activity and the management of our members’ share of individual restaurants’ business.

Total sales yield decreased slightly to 54.8% for 2007 compared with 54.9% for 2006. The lower overall sales yield was a result of a shift in sales mix from the higher yield Marketing Credits Program to the lower yield Marketing Services Program. Sales yield for each of the Marketing Credits Program and Marketing Services Program increased. The Marketing Credits Program increased from 70.0% for 2006 to 74.0% for 2007. Sales yield for the Marketing Services Program increased from 16.8% for 2006 to 17.2% for 2007.

Sales for 2007 were 11.0% lower as compared with 2006 primarily due to lower average Marketing Credits Program merchant count, lower Marketing Credits Program sales and lower qualified transaction amount, offset by an increase in Marketing Services Program sales. Marketing Credits Program sales for 2007 were lower by $29,913, or 12.9%, as compared with 2006. Marketing Services Program sales for 2007 increased $2,034, or 9.3%, when compared with the same period in the prior year.

Cost of sales decreased to 50.1% of total sales and 55.5% of Marketing Credit Program sales for 2007 as compared to 51.4% of total sales and 55.6% of Marketing Credit Program sales for the same period in the prior year. This decrease was due to a shift in revenues towards the Marketing Services Program, which has no material cost of sales.

The provision for losses increased to 4.8% of total sales and 5.4% of Marketing Credits Program sales for 2007 compared with 1.6% of total sales and 1.8% of Marketing Credits Program sales for 2006. The 2006 provision was favorably impacted by policies that decreased the average amount of time it takes for members to use dining credits, a decrease in the dining credits portfolio balance, lower net write-offs and higher profitability of deals. During 2007, the dining credits portfolio performed consistently with 2006, but has also increased each quarter, resulting in a higher provision for losses expense than in the same period in the prior year, which we expected as we provided for current period losses and established incremental reserves for the growing portfolios at the time Marketing Credits Program deals are entered into. The provision for 2007 included reserves for both our dining credits portfolio and RCR Loan notes we purchased during that period. The provision for losses for RCR Loan notes was $1,494 and the interest income, recorded within sales, was $2,182 for 2007. Excluding the RCR Loan notes provision for losses and interest income, the provision for losses was 4.7% of Marketing Credits Sales for 2007. As described above, we have decided to exit the RCR Loan product effective January 2008.

Member benefits expense increased to 16.4% of sales for 2007 compared with 14.8% of sales for 2006. This increase as a percentage of sales between periods is primarily due to the shift in revenues from the Marketing Credits Program to the Marketing Services Program. Member benefits cost as a percentage of sales is higher for our Marketing Services Program than they are for our Marketing Credits Program. In addition, increased partner promotions and member bonus opportunities during 2007 contributed to the increase. Also, sales attributable to our most engaged members, to whom we pay our highest level of benefits, have remained fairly constant while overall sales have declined, resulting in a higher overall benefit cost as a percentage of sales.

Net revenues decreased to $64,513, or 28.7% of sales during 2007 as compared to $81,362 or 32.2% of sales during 2006. In addition to lower sales, net revenues were negatively impacted as compared to the prior period by a higher provision for losses associated with growth in the dining credits and RCR Loan notes portfolios. The higher provision for losses was partially offset by a lower cost of sales driven by improved profitability of the Marketing Credits Program. The above-mentioned mix shift had a favorable impact on cost of sales and an unfavorable impact on member benefits expense, as the Marketing Services Program carries no direct cost of sales but has a higher member benefits expense as a percent of sales.

Membership and other income decreased $423 or 19.8% for 2007 compared with 2006. The decrease can be primarily attributed to the decline in fee paying members and the impact of an earn-your-dues dining program in which members earn their annual fees through the reduction of their cash back rewards savings.

Operating Expenses

Salaries and benefits decreased $3,470 or 14.5% to $20,393 for 2007 from $23,863 for 2006 due primarily to a decrease in management bonus accruals of $2,515, a reduction in stock compensation expense of $1,894 and a reversal of stock compensation expense of $439 as a result of our expected financial performance relative to plan in 2007, partially offset by an increase in average headcount year over year.

Sales commissions and expenses include sales force salaries and benefits, commissions, travel costs and training. Sales commissions and expenses increased to 9.1% of sales for 2007 compared to 7.1% of sales for 2006 due to an increase in salary expense and travel costs as we increased sales employee headcount.

Professional fees decreased $260, or 9.0%, to $2,618 for 2007 as compared to $2,878 for 2006. The decrease can be primarily attributed to lower Sarbanes Oxley and tax consulting costs.

Member and merchant marketing expenses increased $1,921 or 38.4% for 2007 compared with 2006 primarily due to an increase in new merchant and member acquisition programs, an increase in partner marketing programs as we focused on achieving portions of our minimum purchase obligations with certain partners for 2007 and an increase in outside agency costs due to the transition of certain marketing staff functions to an outside agency.

Depreciation and amortization costs increased $614 or 14.1% for 2007 compared to 2006 as we continue to invest in the development of our websites, technology investments supporting the automation of internal processes, leasehold improvements for our office space and general information technology investments.

General and administrative expenses decreased $1,524 or 9.7% for 2007 compared to 2006. The decrease was primarily due to a decrease in severance costs and a decrease in management travel costs partially offset by an increase in telephone and internet expenses.

As described in Note 14 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, during 2007, we reversed $13,242 in litigation and related expenses which consisted of $13,217 relating to the California class action lawsuit and $25 relating to the Source Inc. litigation. During 2006 we recorded $36,359 of expense in litigation and related expenses which consisted of $35,059 relating to the California class action lawsuit and $1,300 relating to the Source Inc. litigation. The expenses related to the California class action suit consisted of the expense to the class, legal expenses incurred by us, legal expenses from the plaintiff’s attorneys, claims administration costs and class representation costs. The original reserve recorded in 2006 was based on our initial estimate of the cost of the settlement and related legal and administrative expenses. The first installment for virtually all of the claims, payments to the representative plaintiffs and the first installment of payments to class counsel were made in December 2007. As such, the reserve was adjusted during 2007 as the actual amounts were determined.

Other Income and Expense

Interest and other income decreased $118 to $2,573 for 2007 compared with 2006 as a result of lower cash and cash equivalent balances year over year. Interest expense and financing costs increased $57 to $2,952 primarily due to interest expense of $292 recorded during 2007 as a result of the amortization of the discounted cash flows related to the California class action suit. In addition, we recorded a gain of $739 relating to the purchase of a portion of our outstanding convertible subordinate debentures as discussed below under Liquidity and Capital Resources.

Income tax provision

Our effective tax rate for 2007 was 31.8% compared with 33.5% for 2006. The decrease primarily resulted from changes in deferred tax assets caused by an increase in the state effective tax rate and an increase in tax-exempt municipal interest, partially offset by an increase in state and local taxes

Net income

Net income was $6,965 for 2007 compared with a net loss of $15,155 for 2006. The increase in net income was primarily due to a reversal of litigation and related expenses relating to the California class action suit during 2007 and litigation and related expenses recorded during 2006, offset by a decline in net revenues.

Basic weighted average number of shares outstanding increased to 26,990 for 2007 compared to 26,683 for 2006 and diluted weighted average shares outstanding increased to 27,163 for 2007 compared to 26,683 for 2006 primarily due to the issuance of shares upon the vesting of restricted stock unit awards during the first quarter of 2007 and the exercise of stock options.

RESULTS OF OPERATIONS—COMPARISON OF 2006 AND 2005

As a means of better illustrating our operations and results, the following table illustrates the relationship between revenue and expense categories for 2006 and 2005. These percentages have been rounded to the nearest tenth.

	Percentage of Sales
	2006	2005
Sales	100.0	100.0
Cost of sales	51.4	51.4
Provision for losses	1.6	7.8
Member benefits	14.8	14.9

Net revenue	32.2	25.9
Membership fees and other income	0.8	1.0

Total operating revenue	33.0	26.8

Salaries and benefits	9.4	6.5
Sales commission and expenses	7.1	7.3
Professional fees	1.1	1.3
Member and merchant marketing expenses	2.0	2.1
Goodwill impairment	—	0.5
General and administrative expenses	7.9	6.9
Litigation and related expenses	14.4	1.2

Total operating expenses	41.9	25.8

Operating (loss) income	(8.9)	1.0
Other expense, net	(0.1)	(1.0)

(Loss) income before income tax (benefit) provision	(9.0)	0.0

Income tax (benefit) provision	(3.0)	0.3

Net loss	(6.0)	(0.2)

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

The decrease in the number of Marketing Credits Program merchants was due in part to the steps we took to remove undesirable and unprofitable merchants from our dining credits portfolio. The decrease was also due in part to merchants that we otherwise desired to retain in our program that either would not agree to terms of a new deal that reflected our revised dining credits purchasing policies or no longer desired to participate in our program.

We believe the increase in the number of Marketing Services Program merchants was due to our improved value proposition to merchants, including timely business intelligence reports, customer rating data and marketing to members. The Marketing Services Program, while generating lower gross revenues, provides higher net revenues as a percentage of sales and does not require use of capital.

Qualified transaction amount at our participating merchants decreased $23,494, or 4.8%, to $461,149 for 2006 compared with 2005. The decrease in qualified transaction amount of 4.8% was less than the decrease of 13.4% in our merchant count during the same period. The percent decline in qualified transaction amount was less than the percent decline in merchant count because of an increase in available benefit opportunities for members. By increasing available benefit opportunities, we were able to award loyalty rewards to members for more of their transactions at participating merchants and increase the qualified transaction amount at participating merchants. We believe that merchants accepted this increased availability in loyalty rewards because of our efforts to properly set their expectations regarding the amount of anticipated member activity when we enter into a deal with the merchant and because of the value of the marketing, business intelligence services and frequent dining programs that we provide.

Total sales yield decreased to 54.9% for 2006 compared with 59.2% for 2005. The decrease in overall sales yield was a result of a shift in mix between higher yield Marketing Credits Program and lower yield Marketing Services Program merchant count as well as a decrease in sales yield for both programs. Sales yield for the Marketing Credits Program decreased from 70.2% for 2005 to 70.0% for 2006. Sales yield for the Marketing Services Program decreased from 19.7% for 2005 to 16.8% for 2006. The decrease in Marketing Services Program sales yield between periods was due to lower pricing introduced during 2004 and the first quarter of 2005. The lower pricing from 2004 and 2005 had a continued effect through 2006 because agreements for our Marketing Services Program renew annually on the same terms. Pricing changes took time to impact sales yield as evidenced by the decline in Marketing Services sales yield during 2006. We introduced higher prices in January of 2006 and started to see improvements in sales yield during the fourth quarter of 2006.

Sales for 2006 decreased 11.9% when compared with 2005 primarily due to a decrease in Marketing Credits Program sales and a shift in sales mix towards Marketing Services Program merchants. Marketing Credits Program sales for 2006 decreased $35,425, or 13.3%, when compared with 2005 despite the decrease of 23.6% in the total number of Marketing Credits Program merchants during the same period. The relatively smaller decline in sales as compared to the decline in merchant count was a result of a higher average qualified transaction amount and increased reward opportunities at these merchants. Marketing Services Program sales for 2006 increased $1,266, or 6.1%, when compared with the same period in the prior year. The impact on sales caused by the increase in merchant count for the Marketing Services Program was partially offset by the decrease in sales yield between periods.

Cost of sales, which is composed of the cost of dining credits and related processing fees, remained unchanged at 51.4% of sales for 2006 and 2005. Cost of sales as a percentage of sales increased during the first half of 2006, but was offset by the lower cost of sales of dining credits purchased under our revised purchasing policies during the third and fourth quarters of 2006.

The provision for dining credits losses decreased to 1.6% of total sales and 1.8% of Marketing Credits Program sales for 2006 compared with 7.8% of total sales and 8.5% of Marketing Credits Program sales for 2005. The provision for losses for 2006 was significantly lower than prior year because of lower gross write-offs, improved cash recoveries of past write-offs and a lower overall reserve requirement due to a decrease in the dining credits portfolio between periods. In addition, the provision for losses for the three months ended September 30, 2005 included $1,000 related to merchants impacted by Hurricane Katrina. Our revised dining credits purchasing policies resulted in a decrease in the average amount of time it takes for members to use dining credits. The estimated months to consume the dining credits portfolio decreased from approximately 12 months in the fourth quarter of 2005 to approximately 9 months in the fourth quarter of 2006. In addition, we continue to improve our due diligence and risk assessment procedures in order to reduce the potential risk that members will not be able to use all of the dining credits that we purchase from a merchant. These two factors contributed to a decrease in the amount of dining credits that were written off as well as a lower reserve rate for the portfolio. The ending allowance for dining credits losses as of December 31, 2006 was 13.8% of the gross dining credits portfolio, as compared with 14.9% as of December 31, 2005, which reflected lower risk in the dining credits portfolio due to our revised dining credits purchasing policies and improved due diligence and risk assessment procedures. Included in the allowance for dining credits losses for 2006 was $550 recorded for the California litigation settlement, as discussed further in this section.

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

Membership and other income decreased $655 or 23.5% for 2006 compared with 2005. The decrease was primarily attributed to the decline in membership fee income and a focus on marketing a no-fee dining program to key program partners in which we enrolled members at a reduced cost of solicitation and acquisition.

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

Sales commissions and expenses decreased to 7.1% of sales for 2006 compared with 7.3% of sales for 2005 due to a decline in salary expense. Sales commissions and expenses decreased in dollar terms by $3,104 as a result of lower headcount and associated headcount costs, such as travel, training and commissions. In connection with our development of a value-based selling approach, significant training costs were incurred in 2005. During 2006, this training program was refined and is now run by internal resources, resulting in a decrease in training expense between periods.

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

During 2005, certain previously franchised territories that we reacquired in 1998 and 1999 experienced a significant decline in sales related to unanticipated competition and the loss of key salespersons in these territories which contributed to an operating loss for the quarter. These financial results, coupled with several changes in senior sales management in the first quarter, gave rise to our need to evaluate the goodwill related to the reacquired franchises. As a result of this evaluation, we recognized a non-cash goodwill impairment loss of $1,554 during the three months ended March 31, 2005.

Depreciation and amortization costs increased $145 or 3.4% for 2006 compared to 2005 mainly as a result of leasehold improvements for our office space, the design and implementation of a data warehouse to support internal and customer business intelligence, technology investments supporting the automation of internal processes, continued development of our websites and general information technology investments.

General and administrative expenses increased $96 in 2006 compared with 2005. The increase was due to an increase in consulting and temporary help for information technologies, human resources and recruiting and a tax accrual relating to a sales tax audit in the state of Hawaii, offset by lower severance expense. Throughout 2005 and 2006, significant changes were made in senior management, contributing to severance expense totaling $2,875 and $1,769 in 2005 and 2006, respectively.

During 2006 and 2005, we recorded $36,359 and $3,459, respectively in litigation and related expenses relating to the California class action lawsuit and the Source Inc. litigation as discussed in Note 14 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. We recorded $35,059 and $3,064 during 2006 and 2005, respectively relating to the California class action suit. We included future associated legal and administrative expenses related to the completion of the Settlement of approximately $1,000 in the charge recorded during 2006.

On April 26, 2006, we settled a patent litigation complaint against Rewards Network Inc. by Source, Inc. We recorded $1,300 and $395 during 2006 and 2005, respectively relating to the Source Inc. suit.

Other Income and Expense

Interest and other income increased $2,189 to $2,691 for 2006 compared with 2005. The increase was due to our increased cash and short-term available for sale securities balances. Interest expense and financing costs related to our securitization facility, revolving credit facility and convertible subordinated debentures decreased $360, or 11.1%, for 2006 compared with 2005. In July 2005, we amended our revolving credit facility and as a result we amortized an additional $268 of deferred financing costs during 2005. There was no such additional charge during 2006. This revolving credit facility expired in June 2007.

Income tax (benefit) provision

Our effective tax rate for 2006 was 33.5% compared with 36.8% for 2005, due to an additional decrease of the weighted average effective state tax and true up of prior years taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

General

Cash, cash equivalents and short-term investments were $35,517 as of December 31, 2007, a decrease of $49,479 from December 31, 2006. During 2007, cash used in operating activities was $27,611 mainly due to an increase in our dining credits portfolio of $27,267 and cash payments made for the California class action suit of $9,298.

Net cash provided by investing activities for 2007 totaled $24,424 and was the result of $32,500 in net sales of available for sale securities, offset by $8,066 of investments in capital expenditures. Capital expenditures consisted principally of continued development of our websites, technology investments supporting the automation of internal processes, leasehold improvements for our office space and general information technology investments.

Net cash used in financing activities was $13,874 for 2007 due to the purchase of a portion of our outstanding convertible subordinate debentures of $14,150, offset by the exercise of stock options and related tax benefit of $276.

During 2005 and 2006, the implementation of new dining credits purchasing policies combined with the focus on re-building and re-training the sales force resulted in a significant decrease in the dining credits portfolio, which generated cash and cash equivalents. In 2007 we reinvested over $32,000 in our dining credits and RCR Loan portfolios. We expect that we will continue to grow our dining credits portfolio. However, we are exiting the RCR Loan program and will no longer invest in our RCR Loan portfolio as we remain focused on our core product offerings, the Marketing Credits Program and the Marketing Services Program. We intend to continue to put our cash to use in dining credits because we believe that investing in this portfolio is necessary to achieve long-term, profitable growth. In addition, we intend to continue investing in capital expenditures to support member and merchant marketing, business intelligence and our internal processes.

We believe that our cash and cash equivalents, short-term available for sale securities and anticipated cash flows are sufficient to meet our current cash requirements, subject to cash required to redeem the outstanding convertible debentures as discussed below.

Convertible Subordinated Debentures

On October 15, 2003, we completed a private placement of $70,000 principal amount of our 3.25% Convertible Subordinated Debentures with a final maturity date of October 15, 2023. During 2007, we purchased $15,000 of the Convertible Subordinate Debentures for $14,150 utilizing a portion of our cash and cash equivalents reserves and recognized a gain on extinguishment of $739. The outstanding balance of the convertible subordinate debentures as of December 31, 2007 was $55,000.

Holders of the debentures may require us to repurchase for cash all or part of their debentures on October 15, 2008 at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest, which we expect holders of the debentures to do. We currently expect to fund the repurchase, if necessary, out of our cash reserves, the proceeds of additional debt or equity issuances, or a combination thereof. We may need to raise cash to repurchase a portion of the debentures by reducing the amount of dining credits that we purchase. If we were to reduce the amount of dining credits that we purchase, our Marketing Credits Program revenues would be lower than if we did not reduce the amount of dining credits that we purchase, which may have a material adverse effect on our business. We cannot assure you that we will have cash available or be able to raise cash, whether on favorable terms or otherwise, to satisfy the repurchase of the debentures. Our failure to repurchase the debentures because we do not have cash available or are unable to raise sufficient cash would cause us to be in default under the debentures and would have a material adverse effect on us.

The debentures bear interest at 3.25% per annum, payable on April 15 and October 15 of each year. There were no interest payments outstanding at December 31, 2007. The net proceeds from the offering were $67,500 and the issuance costs of $2,500 are being amortized over five years. If we are not required to repurchase all of the debentures on October 15, 2008, holders of the debentures may require us to repurchase for cash all or part of their debentures on October 15, 2013 and October 15, 2018 or upon a change of control. We may redeem the debentures, in whole or in part, at any time after October 15, 2008 at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. At the election of a holder, the debentures are convertible prior to the maturity date into shares of our common stock at an initial conversion price of $17.89 per share, subject to adjustment for certain events, upon the occurrence of any of the following: (i) the closing price of our common stock on the trading day prior to the conversion date was 110% or more of the conversion price of the debentures on such trading day; (ii) we have called the debentures for redemption; (iii) the average of the trading prices of the debentures for any five consecutive trading day period was less than the average conversion value for the debentures during that period, subject to certain limitations; or (iv) we make certain distributions to holders of our common stock or enter into specified corporate transactions. If a holder elects to convert its debentures, the Company may elect to pay cash to such holder in lieu of issuing shares of common stock.

Contractual Obligations and Commitments

We lease facilities and equipment under long-term operating leases. These contractual obligations entered into in the ordinary course of business are not required to be reflected in our consolidated balance sheets, but may impact our liquidity. The following table sets forth our future minimum lease payments under non-cancelable operating leases, long-term debt and other contractual obligations and commitments at December 31, 2007:

	Payments Due by Period
Contractual Obligations and Commitments	Total	2008	2009-2010	2011-2012	2013 and after
Convertible subordinated debentures (including net interest)	$56,889	$56,889	$—	$—	$—
Vendor contracts	18,127	14,527	3,600	—	—
California class action litigation settlement and related expenses	6,354	3,219	3,135	—	—
Operating leases	5,711	1,826	2,535	1,150	200
Revolving credit facility	120	63	57	—	—

Total	$87,201	$76,524	$9,327	$1,150	$200

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

The credit facility has financial covenants that require us to maintain a minimum ratio of fixed charges to borrowed amounts and a minimum ratio of current assets to current liabilities. The credit facility contains customary representations, warranties and covenants and includes customary events of default, including a change of control provision. We do not currently have any borrowings outstanding under this credit facility.

On November 3, 2004, we entered into an unsecured revolving credit facility with Bank of America, N.A. and LaSalle Bank, N.A. (the “Lenders”). The credit facility expired on June 29, 2007 and we never had any borrowings outstanding under this credit facility.

Dining Credits

Dining credits funded (net dining credits less accounts payable—dining credits) was $87,800 as of December 31, 2007, an increase of $18,235 compared to December 31, 2006. Accounts payable-dining credits represent the unfunded portion of dining credits that we have an option to purchase from our merchants. The increase in dining credits funded is due to the increased productivity of the sales force and an effort to leverage our risk analysis and management tools to deploy more capital to selected merchants and lengthen the usage periods where appropriate. We believe the purchase of dining credits can generally be funded from cash generated from operations, subject to the cash required to redeem the outstanding convertible debentures.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of December 31, 2007 or December 31, 2006.

Litigation

We have entered into an agreement to settle a class action lawsuit in California as discussed in Note 14 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. The district court has issued an order granting formal approval of the settlement that became final on September 24, 2007 after no appeal was taken. The terms of the settlement and the impact on us is discussed in greater detail in Note 14 of this Annual Report on Form 10-K, our previously filed Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and some of our Current Reports on Form 8-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB No. 157, “Fair Value Measurements.” FASB No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FASB No. 157 is effective for fiscal years beginning after November 15, 2008. While we are currently evaluating the impact of this new pronouncement on our consolidated financial statements, we do not believe the impact will be material to our results of operations.

In February 2007, the FASB issued FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB No. 115.” FASB No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. FASB No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. While we are currently evaluating the impact of this new pronouncement on our consolidated financial statements, we do not believe the impact will be material to our results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised December 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141, “Business Combinations.” This statement requires an acquirer to recognize identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their full fair values at that date, with limited exceptions. Assets and liabilities assumed that arise from contractual contingencies as of the acquisition date must also be measured at their acquisition-date full fair values. SFAS 141R requires the acquirer to recognize goodwill as of the acquisition date, and in the case of a bargain purchase business combination, the acquirer shall recognize a gain. Acquisition-related costs are to be expensed in the periods in which the costs are incurred and the services are received. Additional presentation and disclosure requirements have also been established to enable financial statement users to evaluate and understand the nature and financial effects of business combinations. SFAS 141R is to be applied prospectively for acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt SFAS 141R when required in 2009.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk (in thousands)

Our exposure to market risk for changes in interest rates is limited to the exposure related to our revolving credit facility and available for sale securities, each of which is tied to market rates. Our revolving credit facility is tied to the Eurodollar rate, which is basically LIBOR, plus an applicable rate. The Eurodollar rate is subject to interest rate risk. However, as of December 31, 2007, the amount outstanding under this revolving credit facility was zero.

On October 15, 2003, we issued $70,000 in convertible subordinated debentures. The interest rate on the debentures is fixed at 3.25% per annum. During 2007, we purchased $15,000 principal amount of these convertible subordinated debentures. The market value of the debentures will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest and the market value of the debentures will generally fluctuate in tandem with changes in the price of our common stock.

Cash equivalents consist of overnight investments and money market funds with maturities of less than three months. Available for sale securities as of December 31, 2006, consisted of auction rate securities that have a re-pricing date of less than one year. All of our investments are with reputable financial institutions and are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. No available-for-sale securities were held as of December 31, 2007.

Item 8.	Financial Statements

INDEX TO FINANCIAL STATEMENTS

Consolidated financial statements applicable to Rewards Network Inc. and subsidiaries are contained on the page(s) indicated.

Selected quarterly financial data under the caption “Note 15 Selected Quarterly Financial Data (unaudited)” are also filed as part of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Rewards Network Inc.:

We have audited the accompanying consolidated balance sheets of Rewards Network Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for each of the years in the three-year period ended December 31, 2007 as listed in item 15(a)(2) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rewards Network Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” and Securities and Exchange Commission Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rewards Network Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

March 17, 2008

Chicago, Illinois

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Rewards Network Inc.:

We have audited Rewards Network Inc.’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Rewards Network Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007, and the related financial statement schedule, and our report dated March 17, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

March 17, 2008

Chicago, Illinois

REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2007 and 2006

(in thousands, except per share data)

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$35,517	$52,496
Short-term available for sale securities	—	32,500
Accounts receivable, net of allowance for doubtful accounts of $3,420 and $2,078, respectively	10,101	6,793
Dining Credits, net of allowance for doubtful accounts of $21,257 and $12,210, respectively	94,880	76,366
Deferred income taxes	10,014	10,409
Prepaid expenses	1,675	2,449
Income taxes receivable	3,036	1,433

Total current assets	155,223	182,446
Property and equipment, net of accumulated depreciation and amortization of $24,592 and $20,380, respectively	11,818	8,712
Other assets	233	1,124
Goodwill	8,117	8,117
Deferred income taxes	1,153	6,180

Total assets	$176,544	$206,579

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable—dining credits	$7,080	$6,801
Accounts payable—member benefits	7,672	5,766
Accounts payable—trade	1,573	1,953
Accrued compensation	1,280	3,599
Other current liabilities	4,237	3,738
Deferred membership fee income	750	982
Litigation and related accruals, current	2,987	13,650
Convertible subordinated debentures, current	55,000	—

Total current liabilities	80,579	36,489
Convertible subordinated debentures, long-term	—	70,000
Litigation and related accruals, net of current portion	3,123	15,000
Other long-term liabilities	—	353

Total liabilities	83,702	121,842

Stockholders’ equity:
Common stock, par value $0.02 per share; authorized 70,000 shares; issued 27,127 and 26,875 shares, respectively; and outstanding 26,851 and 26,593 shares, respectively	542	538
Additional paid-in capital	66,787	66,138
Accumulated other comprehensive income:
Foreign currency translation, net of income taxes	827	391
Retained earnings	26,845	19,880
Treasury stock, at cost (276 and 282 shares of common stock, respectively)	(2,159)	(2,210)

Total stockholders’ equity	92,842	84,737

Total liabilities and stockholders’ equity	$176,544	$206,579

See accompanying notes to consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Years ended December 31,
	2007	2006	2005
Operating revenues:
Sales	$225,107	$252,986	$287,145

Cost of sales	112,829	130,065	147,585
Provision for losses	10,896	4,139	22,522
Member benefits	36,869	37,420	42,777

Total direct expenses	160,594	171,624	212,884

Net revenues	64,513	81,362	74,261
Membership fees and other income	1,712	2,135	2,790

Total operating revenues	66,225	83,497	77,051

Operating expenses:
Salaries and benefits	20,393	23,863	18,623
Sales commissions and expenses	20,557	17,953	21,057
Professional fees	2,618	2,878	3,797
Member and merchant marketing	6,919	4,998	5,898
Goodwill impairment	—	—	1,554
Depreciation and amortization	4,971	4,357	4,212
General and administrative	14,150	15,674	15,578
Litigation and related (benefit) expenses	(13,242)	36,359	3,459

Total operating expenses	56,366	106,082	74,178

Operating income (loss)	9,859	(22,585)	2,873
Other income (expense):
Interest and other income	2,573	2,691	502
Interest expense and financing costs	(2,952)	(2,895)	(3,255)
Gain on extinguishment of convertible subordinate debentures	739	—	—

Income (loss) before income tax provision (benefit)	10,219	(22,789)	120
Income tax provision (benefit)	3,254	(7,634)	741

Net income (loss)	$6,965	$(15,155)	$(621)

Earnings (loss) per share of common stock:
Basic	$0.26	$(0.57)	$(0.02)

Diluted	$0.26	$(0.57)	$(0.02)

Weighted average number of common and common equivalent shares outstanding:
Basic	26,990	26,683	26,133

Diluted	27,163	26,683	26,133

See accompanying notes to consolidated financial statements

Rewards Network Inc. and Subsidiaries

Consolidate Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(in thousands)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid -in Capital	Cumulative Other Comprehensive Income	Retained Earnings	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balance, December 31, 2004	—	—	26,041	$521	282	$(2,210)	$59,450	$205	$34,402	$92,368
Net loss	—	—	—	—	—	—	—	—	(621)	(621)
Change in market value of available for sales securities	—	—	—	—	—	—	—	54	—	54
Foreign exchange translation adjustments	—	—	—	—	—	—	—	100	—	100

Comprehensive loss										$(467)
Issuance of stock awards and exercise of stock options	—	—	584	12	—	—	1,870	—	—	1,882
Income tax benefit arising from employee stock option plans	—	—	—	—	—	—	405	—	—	405

Balance, December 31, 2005	—	—	26,625	533	282	(2,210)	61,725	359	33,781	94,188
Cumulative effect of adjustments resulting from the adoption of SAB No. 108, net of income taxes of $270	—	—	—	—	—	—	—	—	1,254	1,254

Adjusted balance at December 31, 2005	—	—	26,625	533	282	(2,210)	61,725	359	35,035	95,442
Net loss	—	—	—	—	—	—	—	—	(15,155)	(15,155)
Foreign exchange translation adjustments	—	—	—	—	—	—	—	32	—	32

Comprehensive loss										$(15,123)
Issuance of stock awards and exercise of stock options	—	—	250	5	—	—	1,160	—	—	1,165
Income tax benefit arising from employee stock option plans	—	—	—	—	—	—	240	—	—	240
Stock-based compensation	—	—	—	—	—	—	3,013	—	—	3,013

Balance, December 31, 2006	—	—	26,875	538	282	(2,210)	66,138	391	19,880	84,737
Net income	—	—	—	—	—	—	—	—	6,965	6,965
Foreign exchange translation adjustments	—	—	—	—	—	—	—	436	—	436

Comprehensive income										$7,401
Issuance of stock awards and exercise of stock options	—	—	252	4	(6)	51	(240)	—	—	(185)
Income tax benefit arising from employee stock option plans	—	—	—	—	—	—	27	—	—	27
Stock-based compensation	—	—	—	—		—	862	—	—	862

Balance, December 31, 2007			27,127	$542	276	$(2,159)	$66,787	$827	$26,845	$92,842

See accompanying notes to consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$6,965	$(15,155)	$(621)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	4,971	4,357	4,212
Loss on disposal of assets	33	172	179
Amortization of deferred financing cost	512	621	966
Goodwill impairment	—	—	1,554
Provision for losses	10,896	4,139	22,522
Tax benefit from the exercise of stock options	—	—	405
Stock-based compensation	1,137	3,268	443
Deferred income taxes	5,421	(10,543)	420
Gain on extinguishment of convertible subordinate debentures	(739)	—	—
Changes in assets and liabilities:
Accounts receivable	(4,782)	(87)	88
Dining Credits including accounts payable—dining credits	(27,267)	38,904	(3,883)
Prepaid expenses	621	(42)	(943)
Income taxes receivable	(1,603)	1,233	(1,472)
Other assets	387	212	(802)
Accounts payable—member benefits	1,891	1,407	(6,792)
Accounts payable—trade	(892)	(1,847)	1,306
Accrued compensation	(2,323)	1,816	(857)
Other liabilities	(67)	25	715
Deferred membership fee income	(232)	(244)	(390)
Litigation and related accruals	(22,540)	28,650	—

Net cash (used in) provided by operating activities	(27,611)	56,886	17,050

Cash flows from investing activities:
Purchases of available for sale securities	(1,125)	(63,050)	—
Sales and maturities of available for sale securities	33,625	30,550	6,772
Additions to property and equipment	(8,066)	(4,643)	(2,503)

Net cash provided by (used in) investing activities	24,434	(37,143)	4,269

Cash flows from financing activities:
Tax benefit from the exercise of stock options	27	240	—
Proceeds from the exercise of warrants and stock options	249	893	1,439
Purchase of convertible subordinate debentures	(14,150)	—	—

Net cash (used in) provided by financing activities	(13,874)	1,133	1,439

Effect of exchange rate on cash	72	35	99

Net (decrease) increase in cash	$(16,979)	$20,911	$22,857
Cash and cash equivalents:
Beginning of the period	52,496	31,585	8,728

End of the period	$35,517	$52,496	$31,585

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest	$2,275	$2,275	$2,287

Income taxes	$251	$2,984	$1,411

See accompanying notes to consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands, except per share data)

Note 1—Description of Business

Rewards Network Inc. (the “Company”) operates the leading frequent dining programs in North America by marketing its participating restaurants to members of these programs and by providing incentives to members to dine at these restaurants. Thousands of restaurants benefit from these marketing efforts and frequent dining programs, as well as the business intelligence, member comments and ratings and access to capital that the Company offers. In addition to operating the frequent dining program of leading airline frequent flyer programs, clubs and other affinity organizations, the Company offers its own frequent dining program through its website, www.rewardsnetwork.com.

The Company markets participating restaurants to members principally through the Internet and email. The Company offers business intelligence to participating restaurants by providing aggregate data regarding members’ activity and member feedback through comments and ratings gathered from surveys. The Company also seeks to increase the frequency of dining and amount spent on dining by members at participating restaurants by providing incentives to members to dine at participating restaurants, including airline miles, college savings rewards, reward program points, and Cashback RewardsSM savings. The Company provides access to capital by purchasing a portion of future member transactions from participating restaurants in bulk and in advance. Bars and clubs also participate in the Company’s programs, and for purposes of describing its business, are included when the term “restaurants” is used.

The Company is paid for its services and, if applicable, receives the portion of a member’s transaction that the Company has purchased only if a member dines at a participating restaurant when rewards are available and pays using a payment card that the member has registered with the Company. The Company’s revenue is equal to a percentage of the member’s total dining transaction amount. These revenues are applied to recover the Company’s costs where the Company has purchased a portion of future member transactions; provide rewards to members; cover its selling, marketing, general and administrative expenses; and generate operating income that provides a return for its stockholders.

The Company primarily offers two programs to restaurants—the Marketing Services Program and Marketing Credits Program. The Company markets restaurants that participate in the Marketing Services Program to members, offers incentives to members to dine at these restaurants and provides these restaurants with business intelligence on member activity and member feedback. In addition to these services, the Company provides restaurants that participate in the Marketing Credits Program with access to capital through the purchase of a portion of future member transactions.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Note 2—Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents of $35,517 and $52,496 at December 31, 2007 and 2006, respectively, includes overnight repurchase agreements and money market funds with an initial term of less than three months. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands, except per share data)

Available for Sale Securities

The Company’s investments, all of which are classified as available for sale, are comprised of municipal, tax-free auction rate securities. At December 31, 2007, the Company did not have any available-for-sale securities.

Accounts Receivable

Accounts receivable are composed primarily of unprocessed merchant billings, uncollected merchant billings and RCR Loan notes receivables. The Company typically uses Automated Clearing House (“ACH”) debits to collect these billings from its participating merchants’ bank accounts. ACH debits are processed daily or weekly by the Company and sent electronically to the merchants’ bank accounts. The unprocessed and uncollected accounts receivable is made up of both the timing of the ACH transaction and uncollected amounts. Some of these ACH debits may not be collected for various reasons, including insufficient funds. The Company provides an allowance for doubtful accounts on Accounts Receivable based on a percentage of the amount of uncollected ACH debits outstanding. The unprocessed and uncollected merchant billings do not bear interest.

In 2007, the Company began to market and service RCR Loans on behalf of WebBank, a non-affiliated FDIC-insured, state-chartered Industrial Bank. The Company purchased RCR Loan notes from WebBank after WebBank originated and funded the RCR Loan. The Company serviced the notes in order to provide a single point of contact to the merchants to whom it marketed the RCR Loan product. The Company’s revenues from the RCR Loan product are not tied to member activity when compared to the Company’s other product offerings. For RCR Loans, the Company receives from merchants regular fixed repayments of the notes it purchased from WebBank. The principal amount of RCR Loan notes of $3,404 is included in accounts receivable on the Company’s Consolidated Balance Sheet and interest income from the RCR Loan product is included in sales on the Consolidated Statements of Operations. Interest income is recognized on an effective yield basis over the life of the loan. The Company also provides an allowance for doubtful accounts on its RCR Loan notes receivable. As of December 31, 2007, the allowance for losses was $885 relating to the RCR Loan notes receivable. In December 2007, the Company decided to discontinue offering the RCR Loan product effective January 2008. The Company will continue to service the RCR Loan notes previously purchased.

The Company does not have any off-balance-sheet credit exposure related to its customers.

Dining Credits

Dining credits are composed primarily of credits for food, beverage, goods and services acquired from restaurants on a wholesale basis, typically for cash. The dining credits acquired represent the Company’s right to receive future receivables generated by members when they dine at those restaurants. Dining credits are recorded at the wholesale cost and stated at the gross amount of the commitment to the restaurant, net of an allowance for doubtful accounts. Accounts payable-dining credits represent the unfunded portion of the total commitments. As of December 31, 2007 and 2006, the period of time it takes for members to use outstanding net dining credits was approximately 9.8 months and 7.8 months, respectively. The Company provides allowances for dining credits losses based on their estimate of losses that would result from the inability of participating merchants to remain in business or their merchant’s unwillingness to honor their obligations relating to dining credits. The Company reviews members’ ability to use dining credits on a regular basis and provides for anticipated losses on dining credits. Losses are reduced by recoveries of dining credits previously charged off. Account balances are charged off against the allowance after the Company believes that their merchants are unwilling or unable to honor their

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

obligations relating to dining credits. Subsequent to the account being charged off, the Company may continue to pursue recovery efforts. In the beginning of 2007, the Company updated its write-off policy to further define when an account should be written-off. As a result of this updated policy, there was a slower write-off of assets in the gross dining credits asset and an increase in the allowance for doubtful accounts during 2007. During 2008, the Company expects to have higher write-offs as a result of this policy update. There was no change, however, in the reserve methodology. The Company does not have any off-balance sheet credit exposure related to its participating merchants.

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

Software Development Costs

The Company has developed and/or purchased certain software applications and hardware that support its rewards administration platform. The Company capitalized software and website development costs totaling $5,392, $2,387 and $831 during 2007, 2006 and 2005, respectively. The amortization of these costs is calculated on a straight-line basis over a three-year life. The Company had $5,802 and $2,399, respectively, of unamortized computer software costs at December 31, 2007 and 2006, respectively. During 2007, 2006 and 2005, the amortization of all of these assets totaled $2,103, $1,268 and $1,292 respectively. These capitalized costs are included in Property and Equipment in the Company’s Consolidated Balance Sheets. All other software development and expansion expenditures are charged to expense in the period incurred.

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

Goodwill and intangible assets acquired in a business combination are determined to have an indefinite useful life and are not amortized, but instead tested for impairment at least annually. On at least an annual basis, the Company evaluates whether events and changes in circumstances warrant the recognition of an impairment loss of unamortized goodwill. The Company assesses the impact of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” using a two-step approach to assess goodwill based on applicable reporting units and any intangible assets, including goodwill, recorded in connection with their previous acquisitions. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant, sustained negative trend in their operating results or cash flows, a decrease in demand for their programs, a change in the competitive environment and other industry and economic factors. Recoverability of an asset is measured by comparison of its carrying amount to the expected future cash flows. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results that are used in the preparation of projected cash flows, and, if different conditions prevail or judgments are made, a material

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

write-down of goodwill could occur. The Company completed its annual goodwill impairment test as of December 31, 2007 and determined that the carrying value amount of the goodwill was not impaired.

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

Revenue Recognition

The Company recognizes revenue when members patronize its participating merchants and pay using a payment card they have registered with the Company. Revenue is recognized only if the member’s transaction qualifies for a benefit in accordance with the rules of the member’s particular program. The amount of revenue recognized is that portion of the member’s total transaction amount that the Company is entitled to receive in cash, in accordance with the terms of its agreement with the participating merchant. For example, if a member’s total qualified transaction amount is $100 at a participating merchant, as evidenced by the full amount of the payment card transaction, and our contract provides for the Company to receive 80%, the amount of revenue the Company recognizes is $80, representing what it will actually realize in cash. Similarly, under the typical Marketing Services Program contract, the Company recognizes revenue only to the extent that it is contractually entitled to receive cash for a portion of the member’s total qualified transaction amount. The same $100 transaction referred to above at a Marketing Services Program merchant may yield $17 in revenue to be recognized. These examples are only for illustrative purposes, actual percentages are determined on a per merchant basis which may vary significantly from these examples.

During 2006, the Company modified its Marketing Credits contracts to provide for a specified payment for the marketing services, business intelligence and member feedback and frequent dining programs provided as part of the Marketing Credits Program. Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables,” states, for arrangements that involve the delivery or performance of multiple products or services, the determination as to how the arrangement consideration should be measured and allocated to the separate deliverables of the arrangement. When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately. In the Company’s Management and Discussion Analysis and Consolidated Financial Statements, the Company includes all components of its Marketing Credits Program contracts in the Marketing Credits Program revenues rather than the separate elements as described in EITF No. 00-21 since the Company analyzes its business in this manner.

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

Cost of Sales and Member Benefits

Cost of sales is composed of the cost of dining credits and related transaction processing fees. The cost of dining credits is determined with respect to each individual merchant, according to the contractual funding ratio used when the dining credits were acquired. An example of a ratio is two dollars of dining credits received for one dollar of cash paid to the merchant by the Company. This example is only for illustrative purposes, actual ratios are determined on a per merchant basis which may vary significantly from this example.

The vast majority of rewards are delivered to members in the form of a mileage award to their frequent flyer account, direct credit on their payment card statement or a dollar or point denominated reward to a loyalty or rewards program account. Only members of the Cashback Rewards Program are eligible to receive cash credit on their registered payment card accounts. Cashback Rewards savings typically range from 5% to 20% of the member’s qualified transaction amount with participating restaurants. Alternatively, members may elect to receive rewards in the form of airline frequent flyer miles with up to eight major airlines. Members receiving airline frequent flyer miles generally earn from one to five miles for each dollar spent at participating restaurants. Also, members may participate in other partner programs that provide a dollar or point denominated reward for each dollar spent at participating restaurants.

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

In addition to base-level member frequent dining rewards, the Company offers additional incentives to its members in the form of frequency bonuses. Frequency bonuses are offered in order to stimulate short and long-term dining activity as well as encourage member enrollment and engagement.

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

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

Legal Contingencies

The Company reviews the status of significant legal matters and assesses its potential financial exposure with respect to such legal matters on at least a quarterly basis. If the potential loss from any claim or legal proceeding is considered probable and if the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and legal proceedings and may revise its estimates. Such revisions in the estimates based on probable liabilities could have a material impact on our results of operations and financial position.

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

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. The Company adopted the provisions of FIN No. 48 on January 1, 2007. No reserve was recorded on the Company’s financial statements as a result of the adoption of FIN No. 48.

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

Basic and Diluted Net Income (Loss) per Share

Basic and diluted net income (loss) per share was computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding for each period presented. There were 3,816, 4,155 and 4,102 weighted average shares of common stock equivalents which were excluded for 2007, 2006 and 2005, respectively, as their effect would have been anti-dilutive.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

For periods with potentially dilutive securities, incremental shares and adjustments to net income (loss) are determined using the “if converted” and treasury stock method as follows.

	Year ended December 31,
	2007	2006	2005
Net income (loss) as reported	$6,965	$(15,155)	$(621)

Weighted average number of shares of common stock and common stock equivalents outstanding
Basic	26,990	26,683	26,133
Stock options and restricted stock	173	—	—

Diluted	27,163	26,683	26,133

Earnings (loss) per share
Basic	$0.26	$(0.57)	$(0.02)

Diluted	$0.26	$(0.57)	$(0.02)

Reclassification

Certain 2005 amounts have been reclassified to conform to the 2007 and 2006 presentation including litigation and related expenses and depreciation and amortization in the Company’s consolidated statement of operations.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. The principal estimates used by the Company relate to the allowance for doubtful accounts and litigation and related accruals. Additionally, the Company uses estimates to determine the effective cost of frequent dining rewards in the Corporate Program and in the valuation of long lived assets. Actual results could differ from those estimates.

Fair Values of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash and cash equivalents, available for sale securities, net accounts receivable, net dining credits, prepaid expenses, income taxes receivable, accounts payable—trade, accounts payable—member benefits, accrued compensation and other accrued expenses approximate fair value because of the short maturity of those instruments. The carrying value of convertible subordinated debentures at December 31, 2007 and 2006 was $55,000 and $70,000, respectively. The estimated fair value of the convertible subordinated debentures based on quoted market prices at December 31, 2007 and 2006 was approximately $52,250 and $63,175, respectively. The litigation and related accruals are presented using a discounted cash flow method based on the timing of future payments.

Staff Accounting Bulletin No. 108

In September 2006, the Security and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 provides guidance on the consideration of effects of the prior year

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 permits us to adjust for the cumulative effect if misstatements related to prior years, previously deemed to be immaterial, in the carrying amount of assets and liabilities as of the current fiscal year, with an offsetting adjustment to the open balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports to be amended. The Company adopted SAB 108 effective for the beginning of the year ended December 31, 2006. In accordance with SAB 108, the Company increased the opening retained earnings balance for 2006 by $1,254, net of income tax for member benefits and accounts receivable as further described detail in the Company’s Annual Report on Form 10-K filed on March 15, 2007.

Recent Accounting Pronouncements

In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” (“EITF No. 06-3”), that entities may adopt a policy of presenting taxes in the income statement either on a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between the seller and a customer (e.g., sales taxes, use taxes, value-added taxes, and some types of excise taxes). EITF No. 06-3 was effective for the Company's financial statements for interim and annual reporting periods beginning after December 15, 2006 and the impact was not material to the Company’s results of operations. The Company’s policy is to present such taxes on a net basis (excluded from revenues).

Note 3—Convertible Subordinated Debentures

On October 15, 2003, the Company completed a private placement of $70,000 principal amount of its 3.25% Convertible Subordinated Debentures with a final maturity date of October 15, 2023. During the three months ended September 30, 2007, the Company purchased $15,000 of the Convertible Subordinate Debentures for $14,150 utilizing a portion of our cash and cash equivalents reserves and recognized a gain on extinguishment of $739. The outstanding balance of the convertible subordinate debentures as of December 31, 2007 was $55,000.

The debentures bear interest at 3.25% per annum, payable on April 15 and October 15 of each year. All required interest payments have been made as of December 31, 2007. The net proceeds from the offering were $67,500, and the issuance costs of $2,500 are being amortized over five years. Holders of the debentures may require the Company to repurchase for cash all or part of their debentures on October 15, 2008, October 15, 2013 and October 15, 2018 or upon a change of control at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. The Company may redeem the debentures, in whole or in part, at any time after October 15, 2008 at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. The debentures are convertible prior to the maturity date into shares of the Company’s common stock at an initial conversion price of $17.89 per share, subject to adjustment for certain events, upon the occurrence of any of the following: (i) the closing price of the Company’s common stock on the trading day prior to the conversion date was 110% or more of the conversion price of the debentures on such trading day; (ii) the Company has called the debentures for redemption; (iii) the average of the trading prices of the debentures for any five consecutive trading day period was less than the average conversion value for the debentures during that period, subject to certain limitations; or (iv) the Company makes certain distributions to

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

holders of the Company’s common stock or enters into specified corporate transactions. The Company expects the holders of the debentures to require the Company to repurchase the debentures on October 15, 2008. The Company currently expects to fund the repurchase, if necessary, out of cash reserves, the proceeds of additional debt or equity issuances, or a combination thereof. The Company may need to raise cash to repurchase a portion of the debentures by reducing the amount of dining credits that the Company purchases.

Note 4—Revolving Credit Facility

On November 6, 2007, the Company entered into a $25,000 senior secured revolving credit facility with RBS Business Capital (the “Lender”). The maturity date of the credit facility is November 6, 2009, which may be accelerated if the Company does not reach arrangements prior to August 15, 2008 that are satisfactory to the Lender for the refinance or renewal of the Company’s 3.25% Convertible Subordinated Debentures. The credit facility is secured by substantially all of the Company’s assets. Up to $1,000 of the facility can be used for letters of credit. The interest rates under the credit facility vary and are based on the Lender’s prime rate and/or LIBOR. The amount the Company may borrow is based on the amount of its accounts receivable, dining credits and RCR Loan notes, as determined under the credit facility. Advances under the credit facility are subject to certain conditions precedent, including the accuracy of certain representations and warranties and the absence of any default or unmatured default. The Company may use advances for working capital. At any time that the Company has borrowings outstanding under the credit facility, the Company may not repurchase any of its 3.25% Convertible Subordinated Debentures, except in connection with a refinancing of these debentures that has been approved by the Lender.

The credit facility has financial covenants that the Company will maintain a minimum ratio of fixed charges to borrowed amounts and a minimum ratio of current assets to current liabilities, regardless if any borrowings are outstanding. The credit facility contains customary representations, warranties and covenants and includes customary events of default, including a change of control provision. The Company does not currently have any borrowings outstanding under this credit facility and the Company was in compliance with the financial covenants as of December 31, 2007.

On November 3, 2004, the Company entered into an unsecured revolving credit facility with Bank of America, N.A. and LaSalle Bank, N.A. (the “Lenders”). The credit facility expired on June 29, 2007 and the Company never had any borrowings outstanding under this credit facility.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

Note 5—Income Taxes

Income tax provision (benefit) attributable to income (loss) from continuing operations for the periods listed below consisted of the following:

	Years ended December 31,
	2007	2006	2005
Current:
U.S. federal	$(2,775)	$2,686	$34
State and local	578	223	287
Foreign	—	—	—

Total current	(2,197)	2,909	321

Deferred:
U.S. federal	5,167	(9,418)	213
State and local	284	(1,125)	207
Foreign	—	—	—

Total deferred	5,451	(10,543)	420

Total provision (benefit)	$3,254	$(7,634)	$741

Income tax provision (benefit) attributable to income (loss) from continuing operations differed from the amounts computed by applying the statutory federal income tax rate of 34% for the years ended December 31, 2007, 2006 and 2005 to pre-tax income (loss) from continuing operations as a result of the following:

	Years ended December 31,
	2007	2006	2005
Expected tax provision (benefit)	$3,475	$(7,748)	$41
State and local taxes, net of federal income tax benefit	805	(432)	119
Valuation allowance change	(202)	(288)	251
Change in state tax rate	(365)	362	375
Unrealized foreign tax provision (benefit)	151	281	(187)
Tax exempt interest	(828)	—	—
Other	218	191	142

Total	$3,254	$(7,634)	$741

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

During 2007, the Company identified a tax benefit of $348 related to interest and dividend income that should have been recognized during 2006. The Company recorded the benefit during the fourth quarter of 2007.

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	December 31, 2007	December 31, 2006
Deferred tax assets (liabilities):
Reserve for dining credits losses	$8,393	$5,248
Foreign operating loss carryforward	—	151
Federal operating loss carryforward	193	—
Litigation and related expenses	1,129	5,002
Severance expense	27	178
Reserve for sales commissions	225	212
Deferred directors compensation	473	316

Gross deferred tax assets	10,440	11,107
Less valuation allowance	(6)	(208)

Gross deferred tax assets, net of allowance	10,434	10,889
Other deferred tax liabilities	(420)	(490)

Current deferred tax assets, net of liabilities	10,014	10,409

Deferred tax assets (liabilities), non-current:
Litigation and related expenses	1,180	5,497
Stock-based compensation	634	1,044
Other deferred tax assets, non-current	—	109

Gross deferred tax assets, non-current	1,814	6,650

Property and equipment	(429)	(470)
Other deferred tax liabilities, non-current	(232)	—

Non-current deferred tax assets, net of liabilities	1,153	6,180

Net deferred tax asset	$11,167	$16,589

The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The valuation allowance for deferred tax assets as of December 31, 2007 and 2006 was $6 and $208, respectively. The Company established a valuation allowance on the foreign operating loss carryforward included in deferred tax assets in prior years. The foreign losses were utilized in 2007, resulting in a reversal of the valuation allowance. The Company established a valuation allowance against the capital loss carryforwards generated beginning in the 2002 tax year. Capital loss carryforwards of $149 expired in the 2007 tax year and the remaining $17 carryforward will expire in 2009.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. No reserve was recorded on the Company’s financial statements as a result of the adoption of FIN No. 48.

The Company’s policy is to recognize interest and penalties accrued related to unrecognized tax benefits in income tax provision (benefit). The Company had recorded $144 of interest and penalties as of January 1, 2007. Subsequently, based on further analysis, the Company reversed this expense during the three months ended June 30, 2007. As of December 31, 2007, the Company had no unrecognized tax benefits and no interest and penalties accrued. Federal tax returns filed for years 2004 through 2006 are within the statute of limitations and

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

remain subject to examination. State tax returns filed for years 2003 through 2007 are within the statute of limitations and remain subject to examination.

As of December 31, 2007, the Company had a federal net operating loss carryforward of $569 that will expire in 2027. The Company believes that all of the federal net operating loss will be utilized prior to expiration.

Note 6—Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2007	2006
Furniture, fixtures and equipment	$19,122	$18,065
Computer hardware and software	14,600	8,752
Leasehold improvements	2,688	2,275

	36,410	29,092
Less accumulated depreciation and amortization	(24,592)	(20,380)

Property and equipment, net	$11,818	$8,712

Depreciation and amortization expense was $4,936, $4,323 and $4,177 for the years ended December 31, 2007, 2006, and 2005, respectively. Loss on disposal of assets was $33, $172 and $179 for the years ended December 31, 2007, 2006, and 2005.

Note 7—Goodwill

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

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, in 2005, the Company prepared a discounted cash flow analysis which indicated that the book value of certain reporting units exceeded their estimated fair value and that all of the goodwill associated with these reporting units had been impaired. Accordingly, the Company recognized a non-cash impairment loss of $1,554 during the year ended December 31, 2005.

For the years ended December 31, 2007 and 2006, the Company also prepared a discounted cash flow analysis which indicated that the estimated fair value of the goodwill had not been impaired. Therefore, there was no impairment loss for the years ended December 31, 2007 and 2006.

Note 8—Stock Options and Restricted Stock Units

The Company grants stock-based awards through its 2006 Long-Term Incentive Plan (the “Plan”). Stock-based awards include primarily restricted stock unit awards and stock options. Prior to January 1, 2006, the Company accounted for these stock-based awards under the intrinsic value method of Accounting Principles

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). This method under APB No. 25 resulted in no expense being recorded for stock option grants prior to January 1, 2006. As discussed in Note 2 “Significant Accounting Policies,” SFAS No. 123R requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued and was effective for annual periods beginning after June 15, 2005. The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective transition method. Accordingly, the consolidated financial statements for periods prior to the adoption of SFAS No. 123R have not been restated. SFAS No. 123R applies to all of the Company’s outstanding unvested stock-based payment awards as of January 1, 2006 and for all prospective awards. At December 31, 2007, there were approximately 2,696 shares available for issuance under the Plan.

The following table presents the stock-based compensation expense included in the Company’s consolidated statements of operation during the years ended December 31, 2007, 2006 and 2005.

	Years Ended December 31,
Components of Stock-based Compensation Expense	2007	2006	2005
Stock options included in salaries and benefits expense	$171	$602	$—
Restricted stock unit awards included in salaries and benefits expense	345	2,246	—
Stock awards included in general and administrative expense	275	255	339
Restricted stock unit awards included in general and administrative expense	346	165	104

Total stock-based compensation costs	1,137	3,268	443
Income tax benefit	(348)	(1,095)	(163)

Total after-tax stock-based compensation expense	$789	$2,173	$280

Stock Options

Generally, the exercise price of the stock options is equal to the fair market value of the underlying stock on the date of the stock option grant. Generally, stock options have a term of 10 years from the date of grant and typically vest in increments of 25% per year over a four-year period on the first four anniversaries of the grant date. Shares subject to stock options are typically issued from authorized but unissued shares of common stock or treasury stock. Any vested but unexercised stock options are generally canceled after 90 days of the employee’s termination date. The stock-based compensation expense of stock options is amortized over the requisite service period using the straight-line method.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the years ended December 31, 2006 and 2005, respectively. There were no options granted in 2007.

	Years Ended December 31,
	2007	2006	2005
Weighted average grant-date fair value of options	$—	$4.59	$3.05
Stock volatility	—	60.0%	60.0%
Risk-free interest rate	—	4.0%	4.0%
Expected option life in years	—	6.2	5.7
Expected dividend yield	—	0%	0%

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

The Company has a dividend yield of zero because it has made no dividend payment over the last five years. Expected volatility is based on historical volatility over the estimated expected life of the stock options. The risk-free interest rate is based on a yield curve constructed from U.S. Treasury strips at the time of grant for a security with a term equal to the vesting period of the stock option. The expected life is derived from historical data and represents the period of time the stock options are expected to be outstanding.

Information with respect to the stock options outstanding is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2004	3,489	$7.55	7.39
Granted	340	$6.62
Exercised	(496)	$2.90		$1,114
Forfeitures	(1,882)	$9.32

Balance at December 31, 2005	1,451	$6.63	10.13
Granted	40	$7.68
Exercised	(235)	$3.80		$739
Forfeitures	(403)	$7.99

Balance at December 31, 2006	853	$6.82	6.15
Granted	—	—
Exercised	(60)	$4.22		$75
Forfeitures	(105)	$8.06

Balance at December 31, 2007	688	$6.86	5.47

Exercisable at December 31, 2007	613	$6.78	5.20	$(1,108)

Intrinsic value for stock-based instruments is defined as the difference between the current market value and the exercise price.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007.

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Average Exercise Price	Number Exercisable	Average Exercise Price
$ 2.50 to $ 4.56	146	2.46	$3.58	146	$3.58
$ 4.87 to $ 7.45	93	3.88	5.81	93	5.81
$ 7.50 to $ 7.50	250	7.70	7.50	175	7.50
$ 8.00 to $ 10.00	197	5.64	8.91	197	8.91
$ 10.10 to $10.55	2	4.30	10.55	2	10.55

Total	688	5.47	$6.86	613	$6.78

At December 31, 2007 and 2006 the number of options exercisable was 613 and 673, respectively, and the weighted-average exercise price of those options was $6.78 and $6.62, respectively.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

During the years ended December 31, 2007 and 2006, cash received from stock options exercised was $249 and $893 and the actual tax benefit realized for tax deductions from stock options exercised was $27 and $240, respectively. SFAS No. 123R requires the benefits of tax deductions in excess of the compensation cost recognized for stock options exercised (excess tax benefits) to be classified as financing cash flows. There was $27 and $240 during 2007 and 2006, respectively, of excess tax benefits included as a cash inflow in other financing activities of the Company’s consolidated statements of cash flows. Prior to the adoption of SFAS No. 123R, the Company presented these benefits as operating cash flows in operating activities in the consolidated statements of cash flows.

The following table summarizes the Company’s nonvested stock option activity for the years ended December 31, 2007, 2006 and 2005.

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2004	1,662	$6.07
Granted	340	$2.83
Vested	(427)	$5.05
Forfeited	(1,097)	$6.41

Nonvested at December 31, 2005	478	$4.00
Granted	40	$7.68
Vested	(212)	$4.68
Forfeited	(126)	$4.50

Nonvested at December 31, 2006	180	$4.33

Forfeited	(105)	$8.06

Nonvested at December 31, 2007	75	$7.50

As of December 31, 2007, $98 of total unrecognized compensation costs related to stock options is expected to be recognized over the weighted-average period of approximately 11 months.

Restricted Stock Unit Awards

On February 22, 2006, the Compensation Committee of the Board of Directors of the Company (“Compensation Committee”) approved the grant of a restricted stock unit award pursuant to the Company’s 2004 Long-Term Incentive Plan (“2004 Plan”) to Ronald L. Blake as set forth in the Employment Agreement between the Company and Mr. Blake dated as of September 13, 2005 (“Blake Employment Agreement”). The restricted stock unit award entitles Mr. Blake to receive 250 shares of the Company’s common stock if the Company achieved performance targets for 2006 and 2007. The Company achieved its 2006 performance target and 186 shares vested on December 31, 2006. The remaining 64 shares did not vest on December 31, 2007 and were forfeited because the Company did not meet its 2007 performance target. The Company reversed $120 of previously recorded stock compensation expense during the three months ended June 30, 2007 because the Company believed that it was improbable that the Company would meet the 2007 performance target.

In addition, on February 22, 2006, the Compensation Committee approved the grant of restricted stock unit awards to certain members of the Company’s management. These employees received restricted stock unit awards entitling them to receive a total of 221 shares of the Company’s common stock. Vesting of these restricted stock units was contingent on the Company achieving its 2006 performance target. The Company

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

achieved its 2006 performance target and these restricted stock unit awards vest in three equal installments beginning on the first anniversary of the date of grant, provided that the recipient’s employment with the Company is not terminated prior to the vesting date.

On February 22, 2006, the Compensation Committee also approved the grant of an additional restricted stock unit award to Mr. Blake entitling Mr. Blake to receive 50 shares of the Company’s common stock under the 2006 Long-Term Incentive Plan (“2006 Plan”). This restricted stock unit award has the same terms as the restricted stock unit awards granted to the other management members as described above.

On May 23, 2006, the Compensation Committee approved the grant of a restricted stock unit award pursuant to the 2006 Plan to Mr. Blake as set forth in the Blake Employment Agreement. The Compensation Committee approved the grant to Mr. Blake of a restricted stock unit award as of June 1, 2006 entitling Mr. Blake to receive 215 shares of the Company’s common stock, with 76 shares vesting on December 31, 2007, and the remaining 139 shares vesting on December 31, 2008. This restricted stock unit award vests only if Mr. Blake remains employed by the Company as of each vesting date and the Company attains applicable performance goals based on the Company’s Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”). This restricted stock unit award will fully vest upon a change in control, as defined in the Blake Employment Agreement. The award of 76 shares did not vest as of December 31, 2007 and were forfeited because the Company did not meet its 2007 performance targets. The Company reversed $319 of previously recorded stock compensation expense during the three months ended June 30, 2007 because the Company believed that it was improbable that the Company would meet the 2007 performance target. The remaining 139 shares will vest if the above criteria are met for 2008.

On February 28, 2007, the Compensation Committee approved the grant of restricted stock unit awards to certain members of the Company’s management. These employees received restricted stock unit awards entitling them to receive a total of 375 shares of the Company’s common stock. 75% of these restricted stock unit awards would have vested in three equal installments beginning on the first anniversary of the date of grant if the Company had attained applicable performance targets based on the Company’s EBITDA in 2007. The Company did not achieve the 2007 performance target, but if the Company achieves a cumulative EBITDA target for 2007 and 2008 (“2008 Cumulative Performance Target”), this portion of restricted stock unit awards will vest two-thirds on the second anniversary of the date of grant and one-third on the third anniversary of the date of grant. If the Company does not achieve the 2008 Cumulative Performance Target, but achieves a cumulative EBITDA target for 2007, 2008 and 2009 (“2009 Cumulative Performance Target”), this portion of restricted stock unit awards will vest in their entirety on the third anniversary of the date of grant. If the 2007, 2008 and 2009 Cumulative Performance Targets are not achieved, this portion of restricted stock unit awards will not vest. 25% of these restricted stock unit awards would have vested in three equal installments beginning on the first anniversary of the date of grant if the Company had reached a net revenue target in 2007. The Company did not achieve the 2007 net revenue target, but if the Company achieves a cumulative net revenue target for 2007 and 2008 (“2008 Cumulative Net Revenue Target”), this portion of the restricted stock unit awards will vest two-thirds on the second anniversary of the date of grant and one-third on the third anniversary of the date of grant. If the Company does not achieve the 2008 Cumulative Net Revenue Target, but achieves a cumulative net revenue target for 2007, 2008 and 2009 (“2009 Cumulative Net Revenue Target”), this portion of the restricted stock unit awards will vest in their entirety on the third anniversary of the date of grant. If the 2009 Cumulative Net Revenue Target is not achieved, the restricted stock unit awards will not vest and will be canceled. The Company did not meet its performance targets or net revenue targets for 2007 and the Company believes it is improbable that the Company will meet the 2008 or 2009 Cumulative Performance Targets or Cumulative Net Revenue Targets. As a result, the Company did not record stock compensation expense for this award during 2007 and does not anticipate recording stock compensation expense in subsequent periods for this award.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

In addition, the Non-Employee Director Awards Program (the “NED Program”), adopted pursuant to the 2004 Plan and the 2006 Plan allows for non-employee directors to choose to take directors fees in either cash or a current or deferred stock award. The fees under the NED Program were $30 per year to each non-employee director, plus an additional $40 per year to the Chairman of the Board of Directors, $20 per year to the Chairman of the Audit Committee and $10 per year to each other member of the Audit Committee, payable in either cash or a current or deferred stock award. As of December 31, 2007, there were 212 shares of common stock not yet issued to directors under deferred stock awards. In 2004, the NED Program provided for the automatic grant to non-employee directors of stock options to purchase 10 shares of the Company’s common stock following each annual meeting of the Company’s stockholders, and was amended in the fourth quarter of 2004 to provide for quarterly grants of 2 restricted stock units in lieu of the stock option grant.

The following table summarizes the Company’s nonvested restricted stock unit award activity for all plans for the years ended December 31, 2007, 2006 and 2005.

	Shares	Weighted Average Grant-Date Fair Price
Nonvested at December 31, 2004	10	$9.81
Granted	70	$5.17
Vested	(3)	$9.81
Forfeited	—	—

Nonvested at December 31, 2005	77	$5.58
Granted	807	$8.00
Vested	(25)	$7.68
Forfeited	(41)	$15.53

Nonvested at December 31, 2006	818	$7.60

Granted	446	$5.25
Vested	(324)	$7.42
Forfeited	(67)	$6.13

Nonvested at December 31, 2007	873	$6.67

The fair value of each restricted stock unit award granted during 2007, 2006 and 2005 was based on the closing price of the Company’s common stock traded on the American Stock Exchange on the date of grant. Restricted stock unit awards granted during 2007, 2006 and 2005 generally vest and settle over a three year period. As of December 31, 2007, $3,979 of total unrecognized compensation costs related to restricted stock unit awards are expected to be recognized over the weighted-average period of approximately 1.8 years.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

Pro Forma Information

The table below shows the effect on the Company’s net (loss) income and (loss) earnings per share had the Company elected to account for all of its stock-based compensation plans using the fair-value method under SFAS No. 123 for 2005.

Year ended December 31, 2005
Net loss—as reported	$(621)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effect	66
Deduct: Total stock-based employee compensation benefit determined under fair value based method for all awards, net of related tax effect	1,622

Net income available to common stockholders—pro forma	$1,067

(Loss) earnings per share
Basic—as reported	$(0.02)

Basic—pro forma	$0.04

Diluted—as reported	$(0.02)

Diluted—pro forma	$0.04

Stock-based compensation resulted in income during the year ended December 31, 2005 rather than expense due to forfeitures of stock options by terminated employees during the period.

Note 9—Warrants

The Company has issued warrants for its Common Stock, par value $0.02 per share common stock. A summary of warrants outstanding is as follows:

	Warrant Shares	Warrant Price Per Share	Expiration Date
Balance at December 31, 2004	962

Warrants expired/cancelled	(962)	$5.93 - $7.30	April 28, 2005

Balance at December 31, 2005	—

As of December 31, 2007 and 2006, the Company had no warrants outstanding.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

Note 10—Leases

The Company leases several office spaces, including those discussed in Note 13. Future minimum lease payments under non-cancelable operating leases as of December 31, 2007 are as follows:

Year ended December 31,
2008	$1,826
2009	1,373
2010	1,162
2011	755
2012	395
Thereafter	200

Total minimum lease payments	$5,711

Rent expense charged to operations was $2,237, $2,124 and $1,687 for the years ended December 31, 2007, 2006 and 2005, respectively.

Capital leases, included in net property and equipment at December 31, 2007, consisted of an obligation for certain computer equipment and software with options for the Company to purchase the leased property at the end of the lease terms, which was March 2007. At December 31, 2007 and 2006, the Company had $910 recorded as capital leases and accumulated amortization of $910 and $877, respectively. Amortization of assets recorded under capital leases, included in depreciation and amortization expense, amounted to $33, $234 and $200 for the years ended December 31, 2007, 2006, and 2005, respectively.

Note 11—Business and Credit Concentrations

As of December 31, 2007, the Company had contracts or relationships with eight major airlines that offer frequent flyer miles as rewards. Members of each of the Upromise Inc. and United Air Lines programs represented 10% or more of the Company’s sales for 2007 and members of each of the Upromise Inc., United Air Lines and Delta Air Line programs represented 10% or more of the Company’s sales for 2006 and 2005. The following table illustrates the Company’s partner sales concentration as a percentage of total sales:

	2007	2006	2005
Airlines	58%	59%	57%
All partners that represent 10% or more of sales	42%	49%	46%

Note 12—Minimum Partner and Vendor Obligations

The Company has agreements with various partners and vendors that obligate the Company, among other things, to certain minimum purchases as well as minimum thresholds of marketing activities. These partner and vendor obligations are generally measured over a one to three year period. The Company periodically evaluates whether its minimum obligations with respect to each partner and vendor will be satisfied and records a liability if appropriate. The Company has minimum purchase obligations with these vendors of $14,527 in 2008 and $3,600 in 2009.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

Note 13—Certain Relationships and Related Party Transactions (square footage not in thousands)

Active agreements

On May 5, 2003, the Company entered into an office lease agreement with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, a limited partnership comprised in part of certain trusts. The trustee of these trusts is Chai Trust Company, LLC, and Donald J. Liebentritt, the Chairman of the Company’s Board of Directors, is President of Chai Trust Company, LLC. Two North Riverside Plaza Joint Venture Limited Partnership is an affiliate of Samstock, L.L.C., the Company’s largest stockholder. The lease initially provided for 10,000 square feet of office space at Two North Riverside Plaza, Chicago, Illinois and, effective July 1, 2004, the Company exercised its option to increase this space to 14,324 square feet. On May 8, 2006, the Company entered into a First Amendment to this lease that increased the space to 24,665 square feet. On August 24, 2006, the Company entered into a Second Amendment to this lease that increased the space to 28,721 square feet. The term of the lease, as amended, is from September 1, 2003 through August 31, 2011. The Company paid rent of $526, $372 and $287 during 2007, 2006 and 2005, respectively.

The Company has entered into two storage space lease agreements with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, one dated November 2, 2005 and one dated October 22, 2003. The leases provide for an aggregate of 1,130 square feet of storage space at Two North Riverside Plaza, Chicago, Illinois. The term of the November 2, 2005 lease is from November 7, 2005 through August 31, 2008 and the term of the October 22, 2003 lease is month-to-month. The Company paid rent for these storage spaces of $13, $13 and $2 for 2007, 2006 and 2005, respectively.

The future minimum lease obligations for the above leases are as follows:

Year Ending December 31,
2008	$546
2009	554
2010	570
2011	361

Total minimum lease payments	$2,031

Previous related party agreements

On June 20, 2005, the Company entered into an office lease agreement with CA Shorebreeze Limited Partnership, an affiliate of Equity Office Properties Trust. Affiliates of Samstock L.L.C., the Company’s largest stockholder, had a substantial interest in Equity Office Properties Trust until its sale in February 2007. The lease is for office space at 255 Shoreline Drive, Suite 145, Redwood City, California. The term of the lease is from August 10, 2005 through February 9, 2009. The Company paid rent of $27, $26 and $11 during 2007, 2006 and 2005, respectively.

Terminated agreements

On August 4, 2005, the Company entered into an office license agreement with WA-Columbia Center, L.L.C., an affiliate of Equity Office Properties Trust. The license was for office space at 701 Fifth Avenue, Suite 1410, Seattle, Washington. The term of the license was from August 1, 2005 through July 31, 2008; however, the Company terminated the license effective July 31, 2007 for $15. The Company paid rent of $16, $27 and $12 during 2007, 2006 and 2005, respectively.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

On October 20, 2005, the Company entered into an office sublease agreement with Equity Group Investments, L.L.C. (“EGI”). Donald J. Liebentritt, the Chairman of the Company’s Board of Directors, is a Senior Advisor with EGI. Mark R. Sotir, a director of the Company, is a Managing Director of EGI and Nils E. Larsen, a director of the Company at the time this agreement was in effect, is a Managing Director of EGI. EGI is an affiliate of Samstock, L.L.C., the Company’s largest stockholder. The sublease provided for approximately 3,600 square feet of office space at Two North Riverside Plaza, Chicago, Illinois. The term of the sublease was from October 21, 2005 and continued on a month-to-month basis. The Company terminated the lease in September 2006. The Company paid rent of $21 and $5 during 2006 and 2005, respectively.

Note 14—Litigation

On May 25, 2004, a complaint was filed in the Los Angeles County Superior Court against the Company and certain of its subsidiaries by Bistro Executive, Inc. and certain other restaurants and their owners and guarantors who participated in the Company’s dining credits purchase plan. The Company describe this litigation, including the removal of the case to the United States District Court for the Central District of California and the certification of class action treatment of the case, in greater detail in the Company’s previously filed Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and some of the Current Reports on Form 8-K.

On March 6, 2007, the Company entered into a formal agreement with the representative plaintiffs acting on behalf of a Settlement Class to settle this litigation. On August 23, 2007, the District Court issued an order granting formal approval of the settlement and it became final on September 24, 2007 after no appeal was taken. The amounts that members of the Settlement Class are entitled to under the settlement were determined through a claims process that resulted in a payment of the first installment for virtually all of the claims in December 2007. The Company also made payments to the representative plaintiffs and the first installment of payments to class counsel in December 2007. The Company will pay the remaining installments to members of the Settlement Class and class counsel in 2008 and 2009.

The Company previously recorded $38,771 in expense relating to the California class action suit, which included $29,424 of expense recorded during the fourth quarter of 2006. The total accrual relating to this suit was $28,450 as of December 31, 2006. $13,217 of the expense recorded was subsequently reversed during 2007. The Company established the original reserve in the fourth quarter of 2006 based on management’s initial estimate of the cost of the settlement and related legal and administrative expenses. The related legal and administrative expenses include legal expenses incurred by the Company, legal expenses from the plaintiff’s attorneys, claims administration costs and class representation costs. The reversal was based on a review of the claims filed by class members and management’s best estimate of claims that could have been filed before the end of the claims filing period, which was October 8, 2007. The balance of the accrual relating to this litigation as of December 31, 2007 was $6,110 and is expected to be paid through 2009. The reserve may be further adjusted once final payments are made. The liability initially recorded included future legal and administrative costs as allowed under Emerging Issues Task Force (“EITF”) Topic No. D-77, “Accounting for Legal Costs Expected to Be Incurred in Connection with a Loss Contingency.” The total litigation accrual was calculated using the discounted cash flow method. As such, the Company reduced the liability by $536 as a result of this discounted cash flow and is amortizing this amount to expense. The amortization expense for 2007 was $292 and the remaining balance of $244 as of December 31, 2007 will be amortized through 2009.

As previously disclosed, a complaint was filed on October 1, 2004, in the United States District Court for the Eastern District of Texas against Rewards Network Inc. by Source, Inc. The complaint claimed that the Company infringed four patents owned by Source, Inc. The Company filed a counterclaim for trademark

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

infringement against Source, Inc. On April 26, 2006, the Company entered into a Settlement Agreement with Source, Inc. settling the disputes between the parties. As part of the Settlement Agreement, Source, Inc. discontinued using “Rewards Network” and the parties entered into a nonexclusive license agreement pursuant to which the Company obtained a license from Source, Inc. to practice the inventions under the subject patents for a payment of $1,000, consisting of an initial payment of $800 (paid during the quarter ended June 30, 2006) and payments of $100 on each of the first two anniversaries of the date of the Settlement Agreement. The Company recorded an expense of $1,300 relating to the settlement and associated legal and administrative costs during 2006. On April 18, 2007, the Company agreed with Source Inc. to make a final payment of $175 in April 2007. This payment settled the balance in the accrual and as a result the Company reversed $25 of this charge during the three months ended June 30, 2007. The table below outlines the costs associated with both of these litigation matters.

	Original Charge	Amounts Paid	Reclassi- fications	Balance at December 31, 2006	Amounts Paid	Adjust- ments	Reclassi- fications	Interest Expense	Balance at December 31, 2007
California Class Action Suit:
Expense for Class	$16,740	$—	$—	$16,740	$(1,427)	$(12,597)	$—	$133	$2,849
Related legal and administrative expenses	21,481	(9,771)	—	11,710	(7,862)	(746)	—	159	3,261
Dining credits reserve	550	—	(550)	—		126	(126)	—	—

Total California litigation	38,771	(9,771)	(550)	28,450	(9,289)	(13,217)	(126)	292	6,110

Source Inc. litigation:
Settlement	1,000	(800)	—	200	(175)	(25)	—	—	—
Associated legal costs	740	(740)	—	—	—	—	—	—	—

Total Source Inc. litigation	1,740	(1,540)	—	200	(175)	(25)	—	—	—

Total litigation and related expenses	$40,511	$(11,311)	$(550)	$28,650	$(9,464)	(13,242)	$(126)	$292	$6,110

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

Note 15—Selected Quarterly Financial Data (Unaudited)

Selected financial data for the quarter ended is as follows:

	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Sales	$58,189	$57,180	$56,822	$52,916
Operating revenue	17,327	17,042	16,625	15,231
Operating income (loss)	816	732	11,003	(2,692)
Income (loss) before income tax	679	1,324	10,955	(2,739)
Income tax (benefit) provision (1)	(3)	179	3,828	(750)
Net income (loss)	682	1,145	7,127	(1,989)

Earnings (loss) per share:
Basic	$0.03	$0.04	$0.26	$(0.07)
Diluted	$0.02	$0.04	$0.24	$(0.07)

	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Sales	$58,639	$60,389	$66,356	$67,602
Operating revenue	17,604	19,597	22,940	23,356
Operating income (loss)	(29,306)	(829)	4,406	3,144
Income (loss) before income tax	(29,264)	(773)	4,381	2,867
Income tax provision (benefit)	(10,097)	(365)	1,778	1,050
Net income (loss)	$(19,167)	$(408)	$2,603	$1,817

(Loss) earnings per share:
Basic	$(0.72)	$(0.02)	$0.10	$0.07
Diluted	$(0.72)	$(0.02)	$0.10	$0.07

(1)	During the fourth quarter of 2007, the Company identified a tax benefit of $348 related to interest and dividend income that should have been recognized during 2006. The Company recorded the benefit during the fourth quarter of 2007.

Note 16—Subsequent Event

On February 8, 2008, the Company’s Board of Directors adopted Amendment Number One (the “Amendment”) to the Company’s 2006 Non-Employee Director Awards Program (“2006 NED Program”). The Amendment amends the structure of the quarterly awards and restricted stock unit awards paid to non-employee directors pursuant to the 2006 NED Program.

REWARDS NETWORK INC. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

(in thousands)

Description	Balance, beginning of year	Charged to expenses	Net Recoveries (Write-offs)	Balance, end of year
Year ended December 31, 2007
Allowance for doubtful merchant accounts—dining credits	$12,210	8,208	839	$21,257

Allowance for doubtful merchant accounts—Accounts Receivable	$2,078	2,688	(1,346)	$3,420

Valuation allowance on deferred taxes	$208	(202)	—	$6

Year ended December 31, 2006
Allowance for doubtful merchant accounts—dining credits	$21,192	3,954	(12,936)	$12,210

Allowance for doubtful merchant accounts—Accounts Receivable	$2,498	185	(605)	$2,078

Valuation allowance on deferred taxes	$496	(288)	—	$208

Year ended December 31, 2005
Allowance for doubtful merchant accounts—dining credits	$26,943	19,906	(25,657)	$21,192

Allowance for doubtful merchant accounts—Accounts Receivable	$2,793	2,444	(2,739)	$2,498

Valuation allowance on deferred taxes	$245	251	—	$496

Item 9—Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A—Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management has concluded that our internal control over financial reporting was effective at December 31, 2007.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2007. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, is included under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B—Other Information

None.

PART III

Item 10—Directors,	Executive Officers and Corporate Governance

Information included under the captions “Election of Directors,” “Board of Director Meetings and Committees of Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2008 (our “Proxy Statement”) is incorporated herein by reference. See also the section captioned “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K.

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

Item 11—Executive Compensation

Information included under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our Proxy Statement is incorporated herein by reference.

Item 12—Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information included under the captions “Equity Compensation Plan Information” and “Beneficial Ownership of Common Stock” in our Proxy Statement is incorporated herein by reference.

Item 13—Certain Relationships and Related Transactions, and Director Independence

Information included under the caption “Certain Relationships and Related Transactions” in our Proxy Statement is incorporated herein by reference.

Item 14—Principal Accounting Fees and Services

Information included under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement is incorporated herein by reference.

PART IV

Item 15—Exhibits, Financial Statement Schedules

(a)	1. FINANCIAL STATEMENTS:

The following financial statements are filed as part of this annual report on Form 10-K:

•	Consolidated Balance Sheets at December 31, 2007 and 2006

•	Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (loss) for the years ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

•	Notes to consolidated financial statements

Selected quarterly financial data under the caption “Note 15 Selected Quarterly Financial Data (Unaudited)” are also filed as part of this annual report on Form 10-K.

2.	FINANCIAL STATEMENT SCHEDULE:

Schedule II—Valuation and Qualifying Accounts is filed as part of this annual report on Form 10-K.

3.	EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K AND PARAGRAPH (b) BELOW

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.4	Indenture, dated as of October 15, 2003, as amended and restated as of February 4, 2004, between Rewards Network Inc. and LaSalle Bank National Association is incorporated herein by reference to Exhibit 4.15 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

Exhibit No.	Description
4.5	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC is incorporated herein by reference to Exhibit 4.18 to iDine Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 14, 2003.

10.1	Stock Purchase and Sale Agreement, dated as of November 6, 1997, among Transmedia Network Inc., Samstock, L.L.C. and Transmedia Investors L.L.C. is incorporated herein by reference to Exhibit 10.1 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on November 17, 1997.

10.2	Amended and Restated Agreement Among Stockholders, dated as of March 3, 1998, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors L.L.C., Melvin Chasen and Iris Chasen and Halmostock Limited Partnership is incorporated herein by reference to Exhibit 10.5 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 17, 1998.

10.3	Stockholders Agreement, dated as of March 3, 1998, among Transmedia Network Inc., EGI—Transmedia Investors, L.L.C., Samstock, L.L.C., and Halmostock Limited Partnership is incorporated herein by reference to Exhibit 10.6 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 17, 1998.

10.4	Transmedia Network Inc. 1987 Stock Option and Rights Plan is incorporated herein by reference to Exhibit 10.2 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 000-4028), filed on December 29, 1994.

10.5	Form of Stock Option Agreement (as modified) between iDine Rewards Network Inc. and certain directors is incorporated herein by reference to Exhibit 10.3 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No.001-13806), filed on December 29, 1995.

10.6	iDine Rewards Network Inc. 1996 Long-Term Incentive Plan, including amendments through June 1, 2002, is incorporated herein by reference to Exhibit 10.13 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed March 12, 2004.

10.7	Rewards Network Inc. 2004 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.

10.8	Amendment No. 1 to the Rewards Network Inc. 2004 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.

10.9	Rewards Network Inc. 2006 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 26, 2006.

10.10	2007 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 5, 2007.

10.11	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 28, 2006.

10.12	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 5, 2007.

10.13	Restricted Stock Unit Award Agreement, dated as of June 1, 2006, between Ronald L. Blake and Rewards Network Inc. is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 26, 2006.

Exhibit No.	Description
10.14	Rewards Network Inc. 2006 Non-Employee Director Awards Program is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 26, 2006.

10.15	Lease by and between Equity Office Properties Management, as agent for Two North Riverside Plaza Joint Venture Limited Partnership, and iDine Rewards Network Inc., dated May 5, 2003 is incorporated herein by reference to Exhibit 10.16 to iDine Rewards Network Inc.’s Annual Report on Form 10-K/A (File No. 001-13806), filed on October 7, 2003.

10.16	First Amendment, dated May 8, 2006, between Rewards Network Inc. and Equity Office Properties Management Corp., as agent for Two North Riverside Plaza Joint Venture Limited Partnership, an Illinois limited partnership, sole beneficiary of LaSalle National Trust, N.A., successor trustee under Trust Agreement dated June 26, 1969 and known as Trust No. 39712 is incorporated herein by reference to Exhibit 10.6 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on May 9, 2006.

10.17	Second Amendment, dated August 24, 2006, between Rewards Network Inc. and Equity Office Properties Management Corp., as agent for Two North Riverside Plaza Joint Venture Limited Partnership, an Illinois limited partnership, sole beneficiary of LaSalle National Trust, N.A., successor trustee under Trust Agreement dated June 26, 1969 and known as Trust No. 39712 is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on August 25, 2005.

10.18	Lease by and between Equity Office Management, L.L.C., as indirect manager of San Felipe Plaza, Ltd. and Rewards Network Inc., dated June 25, 2004, is incorporated herein by reference to Exhibit 10.6 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 8, 2004.

10.19	Lease by and between Insignia Corporate Establishments (U.S.) Inc. and Rewards Network Inc., dated August 30, 1999, and the amendment thereto, is incorporated herein by reference to Exhibit 10.14 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 14, 2005.

10.20	Employment Agreement, dated September 13, 2005, between Rewards Network Inc. and Ronald L. Blake is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on September 14, 2005.

10.21	Offer Letter, dated September August 10, 2000, between Transmedia Network Services Inc. and Megan E. Flynn is incorporated herein by reference to Exhibit 10.22 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.22	Severance, Proprietary Interest Protection and Non-Solicitation Agreement, dated as of March 18, 2005, between Rewards Network Services Inc. and Megan E. Flynn. is incorporated herein by reference to Exhibit 10.23 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.23	Offer Letter, dated April 14, 2005, between Rewards Network Services Inc. and Christopher J. Locke. is incorporated herein by reference to Exhibit 10.24 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.24	Letter Agreement, dated as of November 7, 2007, between Rewards Network Inc. and Christopher J. Locke is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 8, 2007.

10.25	Offer Letter, dated June 14, 2005, between Rewards Network Establishment Services Inc. and Robert S. Wasserman is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on June 17, 2005.

Exhibit No.	Description
10.26	Severance, Proprietary Interest Protection and Non-Solicitation Agreement, dated as of June 14, 2005, between Rewards Network Establishment Services Inc. and Robert S. Wasserman is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on June 17, 2005.

10.27	Offer Letter, dated August 3, 2006, between Rewards Network Inc. and Roya Behnia is incorporated herein by reference to Exhibit 10.6 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 8, 2006.

10.28	Form of Directors’ and Officers’ Indemnity Agreement, dated as of May , 2002, between iDine Rewards Network Inc. and the indemnitee stated therein is incorporated herein by reference to Exhibit 99 to iDine Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-89406), filed on May 30, 2002.

10.29	Rewards Network Inc. Severance Plan. is incorporated herein by reference to Exhibit 10.34 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.30	Loan and Security Agreement, dated as of November 6, 2007, between Rewards Network Inc. and each of its domestic subsidiaries signatory thereto and RBS Business Capital is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 8, 2007.

10.31	Services Agreement, dated March 24, 2004, between First Data Merchant Services Corporation and Rewards Network Inc. is incorporated herein by reference to Exhibit 10.27 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 14, 2005.

10.32	Agreement, dated as of September 19, 2005, by and between Rewards Network Services Inc. and American Express Travel Related Services Company, Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on September 23, 2005.

10.33	Amendment to Agreement, dated as of March 13, 2006, by and between Rewards Network Services Inc. and American Express Travel Related Services Company, Inc. is incorporated herein by reference to Exhibit 10.39 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.34	Settlement Agreement, dated March 6, 2007 by and among Rewards Network Inc., Rewards Network Establishment Services Inc., Rewards Network Services Inc., and RTR Funding LLC, on the one hand, and Bistro Executive, Inc., dba Tournesol; Patrice Lambert; Westward Beach Restaurant Holdings, LLC, formerly dba The Gray Whale; Thomas Averna; Minibar, Inc., dba Minibar Lounge; and Rebekah Barrow is incorporated herein by reference to Exhibit 10.44 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2007.

10.35	Relationship Agreement, dated January 31, 2008, between Rewards Network Establishment Services Inc. and Upromise, Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 4, 2008.

10.36*	United Mileage Plus® Participation Agreement, dated January 1, 2006, between Rewards Network Services Inc. And Mileage Plus Holdings, Inc.

10.37*	First Amendment to the United Mileage Plus® Participation Agreement, dated September 28, 2007, between Rewards Network Services Inc. And Mileage Plus Holdings, Inc.

21.1*	List of Subsidiaries

Exhibit No.	Description
23.1*	Consent of KPMG LLP

24.1*	Power of Attorney (contained in the signature page to this annual report on Form 10-K)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March 2008.

REWARDS NETWORK INC.

By:	/s/ RONALD L. BLAKE
Name:	Ronald L. Blake
Title:	President and Chief Executive Officer

Power Of Attorney

Each person whose signature appears below, being a director of Rewards Network Inc., a Delaware corporation (the “Company”), hereby constitutes and appoints Ronald L. Blake , Christopher J. Locke, and Roya Behnia and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign one or more Annual Reports for the fiscal year ended December 31, 2007 on Form 10-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or such other form as any such attorney-in-fact may deem necessary or desirable, any amendments thereto, and all additional amendments thereto, each in such form as they or either of them may approve, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Exchange Act and the applicable rules and regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below, and on the 17th day of March, 2008.

Signature	Title
/s/ DONALD J. LIEBENTRITT Donald J. Liebentritt	Chairman of the Board

/s/ RONALD L. BLAKE Ronald L. Blake	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ CHRISTOPHER J. LOCKE Christopher J. Locke	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Signature	Capacity In Which Signed
/s/ ADAM M. ARON Adam M. Aron	Director

/s/ KAREN I. BREMER Karen I. Bremer	Director

/s/ PETER C.B. BYNOE Peter C.B. Bynoe	Director

Signature	Capacity In Which Signed
/s/ RAYMOND A. GROSS Raymond A. Gross	Director

/s/ F. PHILIP HANDY F. Philip Handy	Director

/s/ HAROLD I. SHAIN Harold I. Shain	Director

/s/ MARK R. SOTIR Mark R. Sotir	Director

/s/ JOHN A. WARD, III John A. Ward, III	Director

REWARDS NETWORK INC.

LISTING OF EXHIBITS

Exhibit No.	Description
3.1

Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No.

333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.4	Indenture, dated as of October 15, 2003, as amended and restated as of February 4, 2004, between Rewards Network Inc. and LaSalle Bank National Association is incorporated herein by reference to Exhibit 4.15 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.5	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC is incorporated herein by reference to Exhibit 4.18 to iDine Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 14, 2003.

10.1	Stock Purchase and Sale Agreement, dated as of November 6, 1997, among Transmedia Network Inc., Samstock, L.L.C. and Transmedia Investors L.L.C. is incorporated herein by reference to Exhibit 10.1 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on November 17, 1997.

10.2	Amended and Restated Agreement Among Stockholders, dated as of March 3, 1998, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors L.L.C., Melvin Chasen and Iris Chasen and Halmostock Limited Partnership is incorporated herein by reference to Exhibit 10.5 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 17, 1998.

10.3	Stockholders Agreement, dated as of March 3, 1998, among Transmedia Network Inc., EGI—Transmedia Investors, L.L.C., Samstock, L.L.C., and Halmostock Limited Partnership is incorporated herein by reference to Exhibit 10.6 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 17, 1998.

10.4	Transmedia Network Inc. 1987 Stock Option and Rights Plan is incorporated herein by reference to Exhibit 10.2 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 000-4028), filed on December 29, 1994.

Exhibit No.	Description
10.5	Form of Stock Option Agreement (as modified) between iDine Rewards Network Inc. and certain directors is incorporated herein by reference to Exhibit 10.3 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No.001-13806), filed on December 29, 1995.

10.6	iDine Rewards Network Inc. 1996 Long-Term Incentive Plan, including amendments through June 1, 2002, is incorporated herein by reference to Exhibit 10.13 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed March 12, 2004.

10.7	Rewards Network Inc. 2004 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.

10.8	Amendment No. 1 to the Rewards Network Inc. 2004 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.

10.9	Rewards Network Inc. 2006 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 26, 2006.

10.10	2007 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 5, 2007.

10.11	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 28, 2006.

10.12	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 5, 2007.

10.13	Restricted Stock Unit Award Agreement, dated as of June 1, 2006, between Ronald L. Blake and Rewards Network Inc. is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 26, 2006.

10.14

Rewards Network Inc. 2006 Non-Employee Director Awards Program is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No.

001-13806), filed on May 26, 2006.

10.15	Lease by and between Equity Office Properties Management, as agent for Two North Riverside Plaza Joint Venture Limited Partnership, and iDine Rewards Network Inc., dated May 5, 2003 is incorporated herein by reference to Exhibit 10.16 to iDine Rewards Network Inc.’s Annual Report on Form 10-K/A (File No. 001-13806), filed on October 7, 2003.

10.16	First Amendment, dated May 8, 2006, between Rewards Network Inc. and Equity Office Properties Management Corp., as agent for Two North Riverside Plaza Joint Venture Limited Partnership, an Illinois limited partnership, sole beneficiary of LaSalle National Trust, N.A., successor trustee under Trust Agreement dated June 26, 1969 and known as Trust No. 39712 is incorporated herein by reference to Exhibit 10.6 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on May 9, 2006.

10.17	Second Amendment, dated August 24, 2006, between Rewards Network Inc. and Equity Office Properties Management Corp., as agent for Two North Riverside Plaza Joint Venture Limited Partnership, an Illinois limited partnership, sole beneficiary of LaSalle National Trust, N.A., successor trustee under Trust Agreement dated June 26, 1969 and known as Trust No. 39712 is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on August 25, 2005.

Exhibit No.	Description
10.18	Lease by and between Equity Office Management, L.L.C., as indirect manager of San Felipe Plaza, Ltd. and Rewards Network Inc., dated June 25, 2004, is incorporated herein by reference to Exhibit 10.6 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 8, 2004.

10.19	Lease by and between Insignia Corporate Establishments (U.S.) Inc. and Rewards Network Inc., dated August 30, 1999, and the amendment thereto, is incorporated herein by reference to Exhibit 10.14 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 14, 2005.

10.20	Employment Agreement, dated September 13, 2005, between Rewards Network Inc. and Ronald L. Blake is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on September 14, 2005.

10.21	Offer Letter, dated September August 10, 2000, between Transmedia Network Services Inc. and Megan E. Flynn is incorporated herein by reference to Exhibit 10.22 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.22	Severance, Proprietary Interest Protection and Non-Solicitation Agreement, dated as of March 18, 2005, between Rewards Network Services Inc. and Megan E. Flynn. is incorporated herein by reference to Exhibit 10.23 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.23	Offer Letter, dated April 14, 2005, between Rewards Network Services Inc. and Christopher J. Locke. is incorporated herein by reference to Exhibit 10.24 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.24	Letter Agreement, dated as of November 7, 2007, between Rewards Network Inc. and Christopher J. Locke is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 8, 2007.

10.25	Offer Letter, dated June 14, 2005, between Rewards Network Establishment Services Inc. and Robert S. Wasserman is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on June 17, 2005.

10.26	Severance, Proprietary Interest Protection and Non-Solicitation Agreement, dated as of June 14, 2005, between Rewards Network Establishment Services Inc. and Robert S. Wasserman is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on June 17, 2005.

10.27	Offer Letter, dated August 3, 2006, between Rewards Network Inc. and Roya Behnia is incorporated herein by reference to Exhibit 10.6 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 8, 2006.

10.28	Form of Directors’ and Officers’ Indemnity Agreement, dated as of May , 2002, between iDine Rewards Network Inc. and the indemnitee stated therein is incorporated herein by reference to Exhibit 99 to iDine Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-89406), filed on May 30, 2002.

10.29	Rewards Network Inc. Severance Plan. is incorporated herein by reference to Exhibit 10.34 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.30	Loan and Security Agreement, dated as of November 6, 2007, between Rewards Network Inc. and each of its domestic subsidiaries signatory thereto and RBS Business Capital is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 8, 2007.

Exhibit No.	Description
10.31	Services Agreement, dated March 24, 2004, between First Data Merchant Services Corporation and Rewards Network Inc. is incorporated herein by reference to Exhibit 10.27 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 14, 2005.

10.32	Agreement, dated as of September 19, 2005, by and between Rewards Network Services Inc. and American Express Travel Related Services Company, Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on September 23, 2005.

10.33	Amendment to Agreement, dated as of March 13, 2006, by and between Rewards Network Services Inc. and American Express Travel Related Services Company, Inc. is incorporated herein by reference to Exhibit 10.39 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.34	Settlement Agreement, dated March 6, 2007 by and among Rewards Network Inc., Rewards Network Establishment Services Inc., Rewards Network Services Inc., and RTR Funding LLC, on the one hand, and Bistro Executive, Inc., dba Tournesol; Patrice Lambert; Westward Beach Restaurant Holdings, LLC, formerly dba The Gray Whale; Thomas Averna; Minibar, Inc., dba Minibar Lounge; and Rebekah Barrow is incorporated herein by reference to Exhibit 10.44 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2007.

10.35	Relationship Agreement, dated January 31, 2008, between Rewards Network Establishment Services Inc. and Upromise, Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 4, 2008.

10.36*	United Mileage Plus® Participation Agreement, dated January 1, 2006, between Rewards Network Services Inc. And Mileage Plus Holdings, Inc.

10.37*	First Amendment to the United Mileage Plus® Participation Agreement, dated September 28, 2007, between Rewards Network Services Inc. And Mileage Plus Holdings, Inc.

21.1*	List of Subsidiaries

23.1*	Consent of KPMG LLP

24.1*	Power of Attorney (contained in the signature page to this annual report on Form 10-K)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

* Filed herewith