Form 10-Q
period 2008-03-31
REWARDS NETWORK INC
filed 2008-05-08
CIK 78536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 5, 2008, there were 26,951,798 shares of the registrant’s common stock, par value $.02 per share, outstanding.

INDEX

REWARDS NETWORK INC. AND SUBSIDIARIES

REWARDS NETWORK INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,725	$35,517
Accounts receivable, net of allowance for doubtful accounts of $3,080 and $3,420, respectively	9,416	10,101
Dining credits, net of allowance for doubtful accounts of $19,081 and $21,257, respectively	94,750	94,880
Deferred income taxes	10,443	10,014
Prepaid expenses	1,262	1,675
Income taxes receivable	2,968	3,036

Total current assets	151,564	155,223
Property and equipment, net of accumulated depreciation and amortization of $25,505 and $24,592, respectively	11,628	11,818
Other assets	285	233
Goodwill	8,117	8,117
Deferred income taxes	3	1,153

Total assets	$171,597	$176,544

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable—dining credits	$4,754	$7,080
Accounts payable—member benefits	5,591	7,672
Accounts payable—trade	927	1,573
Accrued compensation	2,533	1,280
Other current liabilities	3,735	4,237
Deferred membership fee income	702	750
Litigation and related accruals, current	5,814	2,987
Convertible subordinated debentures	52,900	55,000

Total current liabilities	76,956	80,579
Litigation and related accruals, net of current portion	—	3,123

Total liabilities	76,956	83,702

Stockholders’ equity:
Common stock, par value $0.02 per share; authorized 70,000 shares; issued 27,127 shares, respectively; and outstanding 26,951 and 26,851 shares, respectively	542	542
Additional paid-in capital	66,730	66,787
Accumulated other comprehensive income:
Foreign currency translation, net of income taxes	740	827
Retained earnings	28,003	26,845
Treasury stock, at cost (176 and 276 shares, respectively)	(1,374)	(2,159)

Total stockholders’ equity	94,641	92,842

Total liabilities and stockholders’ equity	$171,597	$176,544

See accompanying notes to consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Operating revenues:

Sales	$59,063	$52,916

Cost of sales	30,619	26,436
Provision for losses	2,225	2,275
Member benefits	7,350	9,448

Total direct expenses	40,194	38,159

Net revenue	18,869	14,757
Membership fees and other income	351	474

Total operating revenues	19,220	15,231

Operating expenses:
Salaries and benefits	5,244	5,488
Sales commissions and expenses	5,257	5,161
Professional fees	621	870
Member and merchant marketing	935	1,587
Depreciation and amortization	1,388	1,127
General and administrative	3,521	3,690

Total operating expenses	16,966	17,923

Operating income (loss)	2,254	(2,692)

Other income (expense):
Interest and other income	268	836
Interest expense and financing costs	(596)	(883)
Gain on extinguishment of convertible subordinate debentures	128	—

Income (loss) before income tax provision (benefit)	2,054	(2,739)
Income tax provision (benefit)	896	(750)

Net income (loss)	$1,158	$(1,989)

Earnings (loss) per share of common stock:
Basic	$0.04	$(0.07)

Diluted	$0.04	$(0.07)

Weighted average number of common and common equivalent shares outstanding:
Basic	27,107	26,849
Diluted	27,338	26,849

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	(Unaudited)
	2008	2007
Cash flows from operating activities:
Net income (loss)	$1,158	$(1,989)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,388	1,127
Loss (gain) on disposal of fixed assets	14	(5)
Amortization of deferred financing costs	113	139
Provision for losses	2,225	2,275
Stock-based compensation	796	479
Deferred income taxes	721	529
Gain on extinguishment of convertible subordinate debentures	(128)	—
Changes in assets and liabilities:
Accounts receivable	278	(1,229)
Dining credits including accounts payable—dining credits	(4,147)	(6,046)
Prepaid expenses	390	615
Income taxes receivable	67	(1,371)
Other assets	(158)	195
Accounts payable—member benefits	(2,077)	(463)
Accounts payable—trade	(752)	(1,149)
Accrued compensation	1,253	(1,819)
Other liabilities	(460)	(69)
Deferred membership fee income	(48)	(58)
Litigation and related accruals	(296)	(189)

Net cash provided by (used in) operating activities	337	(9,028)

Cash flows from investing activities:
Purchases of available for sale securities	—	(1,125)
Sales of available for sale securities	—	650
Additions to property and equipment	(1,203)	(1,726)

Net cash used in investing activities	(1,203)	(2,201)

Cash flows from financing activities:
Tax benefit from the exercise of stock options	—	19
Proceeds from the exercise of stock options	—	139
Purchase of convertible subordinate debentures	(1,963)	—

Net cash (used in) provided by financing activities	(1,963)	158

Effect of exchange rate on cash	37	(18)
Net (decrease) in cash	(2,792)	(11,089)
Cash and cash equivalents:
Beginning of the period	35,517	52,496

End of the period	$32,725	$41,407

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—

Income taxes	$55	$74

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except per share data)

Note 1 - Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these interim financial statements in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments that are of a normal recurring nature necessary to fairly present the unaudited condensed consolidated financial position of Rewards Network Inc. and its subsidiaries (collectively, the “Company”) at March 31, 2008, unaudited condensed consolidated results of operations of the Company for the three months ended March 31, 2008 and 2007 and unaudited condensed consolidated statements of cash flows of the Company for the three months ended March 31, 2008 and 2007 have been made. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on March 17, 2008. The condensed consolidated balance sheet as of December 31, 2007 is derived from the Company’s audited consolidated financial statements.

Nature of operations: Rewards Network Inc. (the “Company”) operates the leading frequent dining programs in North America by marketing its participating restaurants to members of these programs and by providing incentives to members to dine at these restaurants. Thousands of restaurants benefit from these marketing efforts and frequent dining programs, as well as the reporting, customer feedback through member comments and ratings and access to capital that the Company offers. In addition to operating the frequent dining program of leading airline frequent flyer programs, clubs and other affinity organizations, the Company offers its own frequent dining program through its website, www.rewardsnetwork.com.

The Company markets participating restaurants to members principally through the Internet and email. The Company offers reporting and customer feedback to participating restaurants by providing aggregate data regarding members’ activity and member feedback through comments and ratings gathered from surveys. The Company also seeks to increase the frequency of dining and amount spent on dining by members at participating restaurants by providing incentives to members to dine at participating restaurants, including airline miles, college savings rewards, reward program points, and Cashback RewardsSM savings. The Company provides access to capital by purchasing a portion of future member transactions from participating restaurants in bulk and in advance. Bars and clubs also participate in the Company’s programs, and for purposes of describing its business, are included when the term “restaurants” is used.

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

The Company primarily offers two programs to restaurants — the Marketing Services Program and Marketing Credits Program. In both the Marketing Services and Marketing Credits Programs, the Company markets participating restaurants to members, offers incentives to members to dine at these restaurants and provides these restaurants with reporting on member activity and member feedback. The Company also provides restaurants that participate in the Marketing Credits Program with access to capital through the purchase of a portion of future member transactions.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Shares of our common stock are traded on the American Stock Exchange under the symbol IRN.

Note 2 - Certain Relationships and Related Party Transactions (square footage not in thousands)

Active agreements

On May 5, 2003, the Company entered into an office lease agreement with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, a limited partnership comprised in part of certain trusts. This agreement was amended on May 8, 2006 and August 24, 2006. The trustee of these trusts is Chai Trust Company, L.L.C., and Donald J. Liebentritt, the Chairman of the Company’s Board of Directors, is President of Chai Trust Company, L.L.C. Two North Riverside Plaza Joint Venture Limited Partnership is an affiliate of Samstock, L.L.C., the Company’s largest stockholder. The lease, as amended, provides for 28,721 square feet of office space at Two North Riverside Plaza, Chicago, Illinois and has a term from September 1, 2003 through August 31, 2011. The Company paid rent of $134 for each of the three months ended March 31, 2008 and 2007.

The Company has entered into two storage space lease agreements with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, one dated November 2, 2005 and one dated October 22, 2003. The leases provide for an aggregate of 1,130 square feet of storage space at Two North Riverside Plaza, Chicago, Illinois. The term of the November 2, 2005 lease is from November 7, 2005 through August 31, 2008 and the term of the October 22, 2003 lease is month-to-month. The Company paid rent for these storage spaces of $3 for each of the three months ended March 31, 2008 and 2007.

The future minimum lease obligations for the above leases are as follows:

Remaining three quarters of 2008	$410
Year ended December 31, 2009	554
Year ended December 31, 2010	569
Year ended December 31, 2011	361

Total minimum lease payments	$1,894

Previous related party agreements

On June 20, 2005, the Company entered into an office lease agreement with CA Shorebreeze Limited Partnership, an affiliate of Equity Office Properties Trust. Affiliates of Samstock L.L.C., the Company’s largest stockholder, had a substantial interest in Equity Office Properties Trust through February 2007. The lease is for office space at 255 Shoreline Drive, Suite 145, Redwood City, California. The term of the lease is from August 10, 2005 through February 9, 2009. The Company paid rent of $7 for the three months ended March 31, 2007.

Terminated agreements

On August 4, 2005, the Company entered into an office license agreement with WA-Columbia Center, L.L.C., an affiliate of Equity Office Properties Trust. The license was for office space at 701 Fifth Avenue, Suite 1410, Seattle, Washington. The term of the license was from August 1, 2005 through July 31, 2008; however, the Company terminated the license effective July 31, 2007 for $15. The Company paid rent of $7 for the three months ended March 31, 2007.

Note 3 - Litigation

On May 25, 2004, a complaint was filed in the Los Angeles County Superior Court against the Company and certain of its subsidiaries by Bistro Executive, Inc. and certain other restaurants and their owners and guarantors who participated in the Company’s dining credits purchase plan. The Company described this litigation, including the removal of the case to the United States District Court for the Central District of California and the certification of class action treatment of the case, in greater detail in the Company’s previously filed Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and some of the Current Reports on Form 8-K.

On March 6, 2007, the Company entered into a formal agreement with the representative plaintiffs acting on behalf of a Settlement Class to settle this litigation. On August 23, 2007, the District Court issued an order granting formal approval of the settlement and it became final on September 24, 2007 after no appeal was taken. The amounts that members of the Settlement Class are entitled to under the settlement were determined through a claims process that resulted in a payment of the first installment for virtually all of the claims in December 2007. The Company also made payments to the representative plaintiffs and the first installment of payments to class counsel in December 2007. The Company will pay the remaining installments to members of the Settlement Class and class counsel in the remaining three quarters of 2008 and first quarter of 2009.

The Company previously recorded $38,771 in expense relating to the California class action suit, which included $29,424 of expense recorded during the fourth quarter of 2006. The total accrual relating to this suit was $28,450 as of December 31, 2006. $13,217 of the expense recorded was subsequently reversed during 2007. The Company established the original reserve in the fourth quarter of 2006 based on management’s initial estimate of the cost of the settlement and related legal and administrative expenses. The related legal and administrative expenses include legal expenses incurred by the Company, legal expenses from the plaintiff’s attorneys, claims administration costs and class representation costs. The reversal was based on a review of the claims filed by class members and management’s best estimate of claims that could have been filed before the end of the claims filing period. The balance of the accrual relating to this litigation as of March 31, 2008 was $5,814 and is expected to be paid through the first quarter of 2009. The claims filing period closed on October 8, 2007; however, the reserve may be further adjusted once final payments are made. The liability initially recorded included future legal and administrative costs as allowed under Emerging Issues Task Force (“EITF”) Topic No. D-77, “Accounting for Legal Costs Expected to Be Incurred in Connection with a Loss Contingency.” The total litigation accrual was calculated using the discounted cash flow method. As such, the Company reduced the liability by $536 as a result of this discounted cash flow and is amortizing this amount to expense. The amortization expense for the three months ended March 31, 2008 was $38 and the remaining balance of $206 as of March 31, 2008 will be amortized through the first quarter of 2009.

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

	Balance at December 31, 2006	Amounts Paid	Adjustments	Reclassifications	Interest Expense	Balance at December 31, 2007	Amounts Paid	Interest Expense	Balance at March 31, 2008
California Class Action Suit:
Expense for Class	$16,740	$(1,427)	$(12,597)	$—	$133	$2,849	$(231)	$19	$2,637
Related legal and administrative expenses	11,710	(7,862)	(746)	—	159	3,261	(103)	19	3,177
Dining credits reserve	—	—	126	(126)	—	—	—	—	—

Total California litigation	28,450	(9,289)	(13,217)	(126)	292	6,110	(334)	38	5,814

Source Inc. litigation:
Settlement	200	(175)	(25)	—	—	—	—	—	—

Total Source Inc. litigation	200	(175)	(25)	—	—	—	—	—	—

Total litigation and related expenses	$28,650	$(9,464)	$(13,242)	$(126)	$292	$6,110	$(334)	$38	$5,814

Note 4 – Basic and Diluted Net Income (Loss) per Share

Basic and diluted net income (loss) per share was computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding for each period presented. For the three months ended March 31, 2008 and 2007, respectively, there were 3,067 and 4,083 weighted average shares of common stock equivalents which were excluded as their effect would have been anti-dilutive.

For periods with potentially dilutive securities, incremental shares and adjustments to net income (loss) are determined using the “if converted” and treasury stock method as follows.

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$1,158	$(1,989)
Weighted average number of shares of common stock and common stock equivalents outstanding
Basic	27,107	26,849
Stock options and restricted stock	231	—

Diluted	27,338	26,849

Earnings (loss) per share:
Basic	$0.04	$(0.07)

Diluted	$0.04	$(0.07)

Note 5 - Business and Credit Concentrations

As of March 31, 2008, the Company had contracts or relationships with eight major airlines that offer frequent flyer miles as rewards. Members of each of the Upromise Inc. and United Air Lines programs represented 10% or more of the Company’s sales for the three months ended March 31, 2008 and 2007. The following table illustrates the Company’s partner sales concentration as a percentage of total sales:

	Three Months Ended March 31,
	2008	2007
Airlines	55.9%	59.5%
All partners that each represent 10% or more of sales	44.0%	41.1%

Note 6 - Minimum Partner and Vendor Obligations

The Company has agreements with various partners and vendors that obligate the Company, among other things, to certain minimum purchases as well as minimum thresholds of marketing activities. These partner and vendor obligations are generally measured over a one to five year period. The Company periodically evaluates whether its minimum obligations with respect to each partner and vendor will be satisfied and records a liability if appropriate. The Company has minimum purchase obligations with these vendors as follows:

Remaining three quarters of 2008	$16,261
2009	9,260
2010	5,660
2011	360
2012	360
2013	180

Total minimum partner and vendor obligations	$32,081

Note 7 – Comprehensive Income (Loss)

The Company’s comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$1,158	$(1,989)
Other comprehensive loss:
Foreign exchange translation adjustment	(87)	(3)

Total comprehensive income (loss)	$1,071	$(1,992)

Note 8 – Board of Directors Restricted Stock Unit Awards

On February 8, 2008, the Company’s Board of Directors adopted Amendment Number One (the “Amendment”) to the Company’s 2006 Non-Employee Director Awards Program (“2006 NED Program”). The Amendment amends the structure of the quarterly awards and restricted stock unit awards paid to non-employee directors pursuant to the 2006 NED Program. In connection with amending the structure of restricted stock unit awards granted to non-employee directors, the Board of Directors accelerated the vesting of all outstanding restricted stock unit awards that were previously granted to non-employee directors so that all such restricted stock unit awards became immediately vested on February 8, 2008. Related to the acceleration of awards, the Company recognized a stock compensation expense of $484 for the three months ended March 31, 2008 recorded in General and Administrative expense in the Statement of Operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands, except per share data, headcount, restaurants in the program and average transaction amount)

You should read the following discussion together with our unaudited condensed consolidated financial statements and notes to those financial statements, which are included in this report. This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “intends,” “expects,” “could,” “should,” “plans,” “believes,” “estimates” or words or phrases of similar import generally identify forward-looking statements. You are cautioned that forward-looking statements are subject to risks, trends and uncertainties that could cause actual results, performance or achievements to differ materially from those expressed in any forward-looking statements. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to, the following: (i) our inability to attract and retain merchants, (ii) our inability to obtain sufficient cash and refinance the repurchase of our convertible subordinated debentures, (iii) our dependence upon our relationships with payment card issuers, transaction processors, presenters and aggregators, (iv) changes to payment card association rules and practices, (v) economic changes, (vi) our susceptibility to restaurant credit risk and the risk that our allowance for losses related to restaurant credit risk in connection with dining credits may prove inadequate, (vii) our dependence on our relationships with airlines and other reward program partners for a significant number of members, (viii) the concentration of a significant amount of our rewards currency in one industry group, the airline industry, (ix) our inability to attract and retain active members, (x) the filing of class action lawsuits against us, (xi) changes in our programs that affect the rate of rewards, (xii) our inability to maintain an adequately-staffed sales force, (xiii) our inability to maintain an appropriate balance between the number of members and the number of participating merchants in each market, (xiv) our minimum purchase obligations and performance requirements, (xv) network interruptions, processing interruptions or processing errors, (xvi) susceptibility to a changing regulatory environment, (xvii) increased operating costs or loss of members due to privacy concerns of our program partners, payment card processors and the public, (xviii) the failure of our security measures, (xix) the loss of key personnel, (xx) increasing competition, and (xxi) a shift toward Marketing Services Program that may cause revenues to decline. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time or otherwise, except as required by law. See the risk factors included as Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 for a more detailed discussion of the foregoing and other factors that could cause actual results to differ materially from those included in the forward-looking statements and that, among others, should be considered in evaluating our outlook.

OVERVIEW

We operate the leading frequent dining programs in North America by marketing our participating restaurants to members of these programs and by providing incentives to members to dine at these restaurants. Thousands of restaurants benefit from these marketing efforts and frequent dining programs, as well as the reporting, customer feedback through member comments and ratings and access to capital that we offer. In addition to operating the frequent dining program of leading airline frequent flyer programs, clubs and other affinity organizations, we offer our own frequent dining program through our website, www.rewardsnetwork.com.

We market participating restaurants to members principally through the Internet and email. We offer reporting and customer feedback to participating restaurants by providing aggregate data regarding members’ activity and member feedback through comments and ratings gathered from surveys. We also seek to increase the frequency of dining and amount spent on dining by members at participating restaurants by providing incentives to members to dine at participating restaurants, including airline miles, college savings rewards, reward program points, and Cashback Rewards savings. We provide access to capital by purchasing a portion of future member transactions from participating restaurants in bulk and in advance. Bars and clubs also participate in our programs, and for purposes of describing our business, are included when we use the term “restaurants.”

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

We primarily offer two programs to restaurants — our Marketing Services Program and Marketing Credits Program. In both the Marketing Services and Marketing Credits Programs, we market participating restaurants to members, offer incentives to members to dine at these restaurants and provide these restaurants with reporting on member activity and member feedback. We also provide restaurants that participate in the Marketing Credits Program with access to capital through our purchase of a portion of future member transactions. In discussing our business, we continue to use the term “dining credits” to refer to the portion of future member transactions that we purchase. Our contracts include a separate fee for marketing, reporting on member activity, member feedback and frequency programs. We include all components of the Marketing Credits Program, including the payment for marketing, reporting on member activity, member feedback and frequency programs, in Marketing Credits Program sales and revenues because we analyze our business in this manner.

Since the beginning of 2007, we have focused on increasing, in a risk-based and responsible manner, both the number of restaurants that participate in our programs and the size of our dining credits portfolio. We believe that a larger base of restaurants and larger portfolio of dining credits should result in increased revenues over time. We have supported these efforts by developing and training our sales force. We believe our sales force becomes more effective over time as each individual sales person gains experience. We have maintained adequate sales staffing since the beginning of 2007, which we believe contributed to an increase in the number of participating restaurants each quarter during 2007.

In early 2007, we began increasing the amount of dining credits that we purchased from select restaurants that met our due diligence and risk assessment requirements. By purchasing more dining credits, we lengthen the period of time it takes to use the dining credits at that restaurant. Increasing the amount of dining credits purchased from select restaurants was designed to increase retention of desirable restaurants without sacrificing the risk profile of the dining credits portfolio. The lengthening of the dining credits usage period for select restaurants contributed to an increase in our dining credits portfolio and an increase in the number of participating restaurants each quarter during 2007.

As a result of our efforts in 2007, we ended 2007 with 915, or 10.6% more participating restaurants than at the end of 2006 and a net dining credits portfolio that was $18,514, or 24.2% higher than the end of 2006. These achievements significantly contributed to an 11.6% increase in sales for the three months ended March 31, 2008 as compared to the same period in the prior year, and positive net income and operating cash flow for the quarter.

The number of restaurants that participated in our programs as of March 31, 2008 increased from December 31, 2007. The number of participating restaurants in our Marketing Credits Program increased during the three months ended March 31, 2008, but this increase was partially offset by a decrease in the number of restaurants participating in our Marketing Services Program. We continue to focus on building our merchant count in both programs.

Our net dining credits portfolio as of March 31, 2008 decreased slightly to $94,750 from $94,880 at December 31, 2007. This decrease was due primarily to two factors. First, increased sales resulted in a higher usage of our dining credits. The higher usage of dining credits reduced our dining credits portfolio. Second, during the fourth quarter of 2007 and the first quarter of 2008 we implemented more conservative dining credits purchasing policies aimed at reducing the amount of dining credits we purchase from each merchant, which lowers average usage period of the dining credits portfolio. We became more conservative due to the economic and credit uncertainty facing both the restaurant industry and consumers as well as to conserve liquidity due to the upcoming redemption of our convertible subordinated debentures in October 2008. We continually evaluate our dining credits purchase policies by monitoring the performance of our dining credits portfolio and observing current economic trends facing the restaurant industry. In analyzing the appropriate length of the dining credits usage period for a restaurant, we consider the overall economic condition of the restaurant industry, the performance of participating restaurants generally and the individual restaurant’s credit profile or business experience.

Our more conservative dining credits purchasing policies impacted not only the size of the dining credits portfolio, but also various items in our Statement of Operations. Generally, a consequence of purchasing fewer dining credits is a higher purchase price for the dining credits, which results in an increase in cost of sales. In order to maintain profitability of Marketing Credits Program restaurants that have a higher cost of sales, we require a higher sales yield in our deals with those restaurants. Higher sales yield increases the amount of each member transaction we retain as Marketing Credits Program sales. Higher sales yields result in a decrease in member benefit expense as a percentage of each transaction which can partially or completely offset the increased cost of sales on that transaction.

Although deals with shorter usage periods should reduce our risk exposure while maintaining our profitability goals, shortening the dining credits usage period for a restaurant may result in it leaving our program earlier unless it renews its participation in our programs. On an aggregate basis, shortening this timeframe may result in fewer restaurants in our program. It also means that we must spend more time to retain restaurants in our programs. Shortening the timeframe by purchasing fewer dining credits also reduces the total revenue that we may realize, and if we are unable to renew the restaurant or replace it with a new restaurant, our revenues may decline.

Another significant project started during 2007 was the restructuring of the member benefits we offer. We implemented revised benefit offerings with most of our partners that became effective January 1, 2008. As a result of these efforts, with the exception of one partner, we modified the member tier criteria to reward both dining at participating restaurants and online engagement by providing the highest level of member benefits to members that provide us with current email addresses and agree to receive our marketing promotions, and who have a specified number of dines at participating restaurants. We also revised bonus opportunities to encourage members to complete surveys regarding their dining experience. As a result of our revised benefit offerings, member benefit expense decreased to 12.4% of sales for the three months ended March 31, 2008 as compared to 17.9% of sales for the same period in the prior year.

In March 2007, we began to provide access to capital through a loan product, called RCR Loans. The RCR Loan product provided restaurants with access to capital but did not provide marketing, reporting on member activity, member feedback or frequent dining programs. After analyzing the product line’s performance in light of its operational complexity, we decided in December 2007 to discontinue this business to allow our sales force to focus on growing our two core products, the Marketing Services Program and the Marketing Credits Program. We discontinued offering the product line effective January 2008, although we continue to service RCR Loan notes that we previously purchased. The balance of the net RCR Loan portfolio was $1,434 and $1,502 as of March 31, 2008 and 2007, respectively and was not material to our operations during the three months ended March 31, 2008 or 2007. The cost to discontinue the RCR Loan program recorded in the fourth quarter of 2007 was $313.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of the financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the allowance for losses, the valuation allowance, if any, for net deferred tax assets, intangible assets and legal contingencies. Our estimates are based on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

We review our ability to redeem dining credits on a regular basis and provide for anticipated losses on dining credits. The dining credits portfolio is aged based on sales for the preceding quarter and the allowance is determined primarily by applying estimated loss percentages to the aged portfolio. Allowances are also provided for specifically identified accounts and for dining credits balances that are large or slow moving. Losses are reduced by recoveries of dining credits previously charged off. Account balances are charged off against the allowance once we conclude that a merchant is unwilling or unable to honor their obligation relating to dining credits. Subsequent to the account being charged off, we may continue to pursue recovery efforts. In the beginning of 2007, we updated our write-off policy to further define when an account should be written-off. As a result of this updated policy, there was a slower write-off of assets in the gross dining credits asset and an increase in the allowance for doubtful accounts during 2007. As of the beginning of 2008, we further defined the write-off policy to include a time period in which an account should be written-off. As a result, we experienced higher write-offs during the quarter ended March 31, 2008 as compared to the prior year quarter. There was no change, however, in the reserve methodology in either period.

We also provide an allowance for our RCR Loan product using a specific reserve method based on the merchant’s payment history and previous experience with the merchant, if applicable. We purchased RCR Loan notes from WebBank after WebBank originated and funded the RCR Loan. If an RCR Loan merchant fails, we may not realize any value for the RCR Loan note that we purchased. Even if an RCR Loan merchant stays in business, it may fail to repay the note that we purchased and we may incur costs to collect on the note and may not recover amounts sufficient to compensate us for damages that we suffer.

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

RESULTS OF OPERATIONS – COMPARISON OF THREE MONTHS ENDED MARCH 31, 2008 AND 2007

As a means of better explaining our operations and results, the following table illustrates the relationship between revenue and expense categories for the three months ended March 31, 2008 and 2007. These percentages have been rounded to the nearest tenth.

	Percentage of Sales for the Three Months Ended March 31,
	2008	2007
Sales	100.0	100.0
Cost of sales	51.8	50.0
Provision for losses	3.8	4.3
Member benefits	12.4	17.9

Net revenue	31.9	27.9

Membership fees and other income	0.6	0.9

Total operating revenue	32.5	28.8

Salaries and benefits	8.9	10.4
Sales commission and expenses	8.9	9.8
Professional fees	1.1	1.6
Member and merchant marketing expenses	1.6	3.0
Depreciation and amortization	2.4	2.1
General and administrative expenses	6.0	7.0

Total operating expenses	28.7	33.9

Operating income (loss)	3.8	(5.1)

Other expense, net	(0.3)	(0.1)

Income (loss) before income tax provision (benefit)	3.5	(5.2)

Income tax provision (benefit)	1.5	(1.4)

Net income (loss)	2.0	(3.8)

Operating Revenues

The following table sets forth for the periods presented our sales, components of our costs of sales and certain other information for each of our two marketing programs. We use the term “dining credits” to refer to the portion of future member transactions that we purchase. Our Marketing Credits Program contracts include a fee for marketing, customer feedback through member comments and ratings, member feedback and frequency programs. We include all components of the Marketing Credits Program, including this fee, in Marketing Credits Program sales and revenues because we analyze our business in this manner. We use the term “merchant” in this discussion to refer to restaurants, bars and clubs. Financial information regarding our interest income from the RCR Loan product we used to offer is included in the Marketing Credits Program sales strictly for purposes of our income statement.

	For the Three Months Ended March 31,
	2008			2007
	Marketing Credits Program	Marketing Services Program	Total	Marketing Credits Program	Marketing Services Program	Total
Merchant count as of March 31, 2008 and 2007, respectively	6,644	2,942	9,586	5,707	2,629	8,336
Number of qualified transactions	1,521	776	2,297	1,401	684	2,085
Average transaction amount	$47.00	$45.66	$46.55	$47.23	$48.76	$47.74

Qualified transaction amount	$71,487	$35,431	$106,918	$66,175	$33,355	$99,530

Sales yield	74.5%	16.5%	55.2%	71.2%	17.3%	53.2%
Sales	$53,235	$5,828	$59,063	$47,134	$5,782	$52,916
Cost of dining credits	$30,338	$—	$30,338	$26,189	$—	$26,189
Processing fee	199	82	281	168	79	247

Total cost of sales	$30,537	$82	$30,619	$26,357	$79	$26,436

Provision for losses	$2,225	$—	$2,225	$2,275	$—	$2,275

Member benefits	$4,034	$1,584	$5,618	$4,607	$2,273	$6,880
Bonus rewards	697	351	1,048	914	460	1,374
Partner Commissions	461	223	684	837	357	1,194

Total member benefits	$5,192	$2,158	$7,350	$6,358	$3,090	$9,448

Net revenue	$15,281	$3,588	$18,869	$12,144	$2,613	$14,757

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

With regard to merchant count, ending merchant count as of March 31, 2008 was 9,586 compared to 8,336 as of March 31, 2007, an increase of 15.0%. The increase in total Merchant Count was driven by a 16.4% increase in Marketing Credits Program merchants to 6,644 merchants and an 11.9% increase in Marketing Services Program merchants to 2,942 merchants.

Our Marketing Credits Program merchant count increased each quarter throughout 2007 and the first quarter of 2008. We maintained an adequately staffed sales force in 2007 and in the first quarter of 2008 which contributed to the increase in merchant count. We grew our Marketing Credits Program merchant count without compromising the quality of the merchants in the portfolio or the profitability of deals by both demonstrating the value of our services and applying our due diligence and risk assessment procedures. We continually evaluate our dining credits purchase policies by monitoring the performance of our dining credits portfolio and observing current economic trends facing the restaurant industry. During most of 2007, we made efforts to retain desirable merchants by increasing, on a risk-adjusted basis, the amount of future member transactions that we purchased from them so that they remain in our program for a longer period of time. The longer dining credits usage periods from these deals contributed to an increase in our dining credits portfolio balance and merchant count throughout 2007. During the fourth quarter of 2007, we began to shorten the dining credits usage period of new dining credits purchased from certain merchants because of our assessment of the overall economic trends facing the restaurant industry. Shortening the dining credits usage period for a deal reduces our risk exposure with respect to that deal, but also decreases the revenue that we may realize from that deal and shortens the period of time the restaurant participates in our program if we are unable to renew the restaurant’s participation in our programs. During the first quarter of 2008, the dining credits balance decreased slightly from the end of 2007 mainly due to an increase in sales and a decrease in the usage period.

Qualified transaction amounts at our participating merchants increased $7,388, or 7.4%, to $106,918 for the three months ended March 31, 2008 compared to the same period in the prior year as a result of the increase in merchant count. Qualified transaction amount increased at a slower rate than our merchant count mainly due to the management of our members’ share of individual restaurants’ business and a decline in membership of certain partner programs.

Total sales yield increased to 55.2% for the three months ended March 31, 2008 compared to 53.2% for the same period in the prior year mainly due to both the increase in sales yield in the Marketing Credits Program and a higher proportion of merchants participating in the Marketing Credits Program, offset by a decrease in sales yield of the Marketing Services Program. The Marketing Credits Program sales yield increased to 74.5% during the three months ended March 31, 2008 compared to 71.2% during the same period in the prior year. In order to maintain profitability of Marketing Credits deals that have a higher cost of sales, we require a higher sales yield on these transactions. Sales yield for the Marketing Services Program decreased to 16.5% during the three months ended March 31, 2008 from 17.3% for the same period in the prior year.

Sales for the three months ended March 31, 2008 increased 11.6% as compared with the same period in the prior year primarily due to an increase in merchant count, a change in our merchant mix that resulted in a higher proportion of our merchants in the Marketing Credits Program in relation to the Marketing Services Program and higher Marketing Credits sales yield. Marketing Credits sales increased 12.9% during the three months ended March 31, 2008 as compared to the same period in the prior year while Marketing Services Program sales increased 0.8% between periods.

Cost of sales increased to 51.8% of total sales and 57.4% of Marketing Credit Program sales for the three months ended March 31, 2008 compared to 50.0% of total sales and 55.9% of Marketing Credit Program sales for the same period in the prior year. This increase was due to our effort since the fourth quarter of 2007 to shorten usage periods of new Marketing Credits deals. Marketing Credits deals with shorter usage periods typically have a higher cost of sales.

The provision for losses decreased as a percentage of sales to 3.8% of total sales and 4.2% of Marketing Credits Program sales for the three months ended March 31, 2008 compared with 4.3% of total sales and 4.8% of Marketing Credits Program sales for the same period in the prior year. The dining credits portfolio balance increased during the first quarter of 2007, resulting in higher reserves as a percentage of sales because we provide for current period losses and establish incremental reserves for growing portfolios at the time we enter into Marketing Credits deals. The provision for losses during the three months ended March 31, 2008 reflected consistent portfolio performance due in part to our risk assessment policies and our actions to shorten the average usage period of new dining credits transactions during the fourth quarter of 2007 and the first quarter of 2008. The provision for both periods included reserves for both our dining credits portfolio and RCR Loan notes. The provision for losses for RCR Loan notes was $398 and $265 and interest income, recorded within sales, was $352 and $46 for the three months ended March 31, 2008 and 2007, respectively. Excluding the RCR Loan notes provision for losses and interest income, the provision for losses was 3.5% and 4.3% of Marketing Credits Sales for the three months ended March 31, 2008 and 2007, respectively. We have decided to exit the RCR Loan product effective January 2008, although we continue to service RCR Loan notes that we previously purchased. In addition, net write-offs totaled $4,743 during the three months ended March 31, 2008 as compared to net recoveries of $453 during the same period in the prior year as a result of write-off policy updates. In the beginning of 2007, we updated our write-off policy to further define when an account should be written-off. As a result of this updated policy, there was a slower write-off of assets in the gross dining credits asset and an increase in the allowance for doubtful accounts during 2007. As of the beginning of 2008, we further defined the write-off policy to include a time period in which an account should be written-off. As a result, there was an increase in write-offs during the three months ended March 31, 2008. Because a majority of this amount was previously reserved in the allowance for doubtful accounts, this change in policy did not materially affect the provision for losses on the Statement of Operations during the three months ended March 31, 2008. There was no change in the reserve methodology in either period.

Member benefits expense decreased to $7,350, or 12.4% of sales for the three months ended March 31, 2008 compared with $9,448, or 17.9% of sales for the same period in the prior year. As described above, we implemented revised benefit offerings with most of our partners that went into effect during the first quarter of 2008. This revised structure resulted in lower member benefit costs. In addition, member benefits as a percentage of sales decreased as a result of the increase in sales yield. Partially offsetting this cost savings was an expense of $787 recorded during the three months ended March 31, 2008 relating to our minimum purchase obligations with various partners. There was no such expense during the same period in the prior year.

Net revenues increased to $18,869, or 31.9% of sales during the three months ended March 31, 2008 as compared to $14,757 or 27.9% of sales during the same period in the prior year. The increase was mainly due to an increase in sales and a decrease in member benefits expense, offset by an increase in cost of sales.

Membership and other income decreased $123 or 26.0% for the three months ended March 31, 2008 compared with the same period in the prior year. The decrease can be primarily attributed to the decline in fee paying members and the impact of an earn-your-dues dining program in which members earn their annual fees through the reduction of their cash back rewards savings.

Operating Expenses

Salaries and benefits decreased $244 or 4.5% to $5,244 for the three months ended March 31, 2008 from $5,488 for the same period in the prior year primarily due to a decrease in headcount, offset by an increase in management incentive compensation accruals.

Sales commissions and expenses decreased to 8.9% of sales for the three months ended March 31, 2008 compared to 9.8% of sales for the same period in the prior year due to a decrease in salary expense and travel costs as we decreased sales employee headcount, primarily in connection with the discontinuation of the RCR Loan Program.

Professional fees decreased $249, or 28.6%, to $621 for the three months ended March 31, 2008 as compared to $870 for the same period in the prior year. The decrease can be primarily attributed to a decrease in legal and accounting fees.

Member and merchant marketing expenses decreased $652 or 41.1% for the three months ended March 31, 2008 compared with the same period in the prior year due to a decrease in direct mail as we focus more on electronic marketing.

Depreciation and amortization costs increased $261 or 23.2% for the three months ended March 31, 2008 compared to the same period in the prior year as we continue to invest in the development of our websites, technology investments supporting the automation of internal processes, leasehold improvements for our office space and general information technology investments.

General and administrative expenses decreased $169 or 4.6% for the three months ended March 31, 2008 compared to the same period in the prior year. The decrease was primarily due to a decrease in rent and office expenses and a decrease in management travel costs, offset by an increase in stock compensation expense of $484 due to the accelerated vesting of restricted stock units for our Board of Directors.

Other Income and Expense

Interest and other income decreased $568 to $268 for the three months ended March 31, 2008 compared with the same period in the prior year as a result of lower cash and cash equivalent balances year over year. Interest expense and financing costs decreased $287 to $596 due to a decrease in interest expense recorded for our convertible subordinate debentures because of our purchase of $15,000 of our outstanding convertible subordinate debentures in late 2007 and $2,100 in the first quarter of 2008 as discussed below under Liquidity and Capital Resources. In addition, we recorded a gain of $128 relating to the purchase of outstanding convertible subordinated debentures in the first quarter of 2008.

Income tax provision

Our effective tax rate for the three months ended March 31, 2008 was 43.6% compared with 27.4% for the same period in prior year. The increase primarily resulted from an increase in the effective rate of state and local taxes and permanent differences resulting from the issuance of restricted stock units during the three months ended March 31, 2008.

Net income

Net income was $1,158 for the three months ended March 31, 2008 compared with a net loss of $1,989 for the same period in the prior year. The increase in net income was primarily due to the increase in sales and a decrease in member benefits, offset by an increase in cost of sales.

Basic weighted average number of shares outstanding increased to 27,107 for the three months ended March 31, 2008 compared to 26,849 for the same period in the prior year and diluted weighted average shares outstanding increased to 27,338 for the three months ended March 31, 2008 compared to 26,849 for the same period in the prior year primarily due to the issuance of shares upon the vesting of restricted stock unit awards during the first quarter of 2008 and the accelerated vesting of restricted stock units for our Board of Directors.

Basic and diluted net income (loss) per share was computed by dividing net income (loss) by the weighted-average number of shares of the Company’s common stock outstanding for each period presented. There were 3,067 and 4,083 weighted average shares of common stock equivalents which were excluded for the three months ended March 31, 2008 and 2007, respectively, as their effect would have been anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

General

Cash and cash equivalents were $32,725 as of March 31, 2008, a decrease of $2,792 from December 31, 2007. During the three months ended March 31, 2008, cash provided by operating activities was $337 mainly as a result of the net income generated for the quarter. Included in the cash flows from operating activities was approximately $33,000 in new dining credits purchases.

Net cash used in investing activities for the three months ended March 31, 2008 was $1,203 from our investments in capital expenditures. Capital expenditures consisted principally of continued development of our websites and general information technology investments.

Net cash used in financing activities was $1,963 for the three months ended March 31, 2008 due to the purchase of a portion of our outstanding convertible subordinate debentures.

We intend to continue to put our cash to use in dining credits because we believe that investing in this portfolio will contribute to long-term, profitable growth. In addition, we intend to continue investing in capital expenditures to support member and merchant marketing, customer feedback through member comments and ratings and our internal processes.

We believe that our cash and cash equivalents and anticipated cash flows are sufficient to meet our current cash requirements, subject to cash required to redeem the outstanding convertible debentures as discussed below.

Convertible Subordinated Debentures

On October 15, 2003, we completed a private placement of $70,000 principal amount of our 3.25% Convertible Subordinated Debentures with a final maturity date of October 15, 2023. During the three months ended March 31, 2008, we purchased $2,100 of the Convertible Subordinate Debentures for $1,963 utilizing a portion of our cash and cash equivalents reserves and recognized a gain on extinguishment of $128. The outstanding balance of the convertible subordinate debentures as of March 31, 2008 was $52,900.

Holders of the debentures may require us to repurchase for cash all or part of their debentures on October 15, 2008 at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest, which we expect holders of the debentures to do. We currently expect to fund the repurchase, if necessary, out of our cash reserves, the proceeds of additional debt or equity issuances, or a combination thereof. If necessary, we may raise cash to repurchase a portion of the debentures by reducing the amount of dining credits that we purchase. If we were to reduce the amount of dining credits that we purchase, our Marketing Credits Program revenues would be lower than if we did not reduce the amount of dining credits that we purchase, which may have a material adverse effect on our business. We cannot assure you that we will have cash available or be able to raise cash, whether on favorable terms or otherwise, to satisfy the repurchase of the debentures. Our failure to repurchase the debentures because we do not have cash available or are unable to raise sufficient cash would cause us to be in default under the debentures and would have a material adverse effect on us.

The debentures bear interest at 3.25% per annum, payable on April 15 and October 15 of each year. There were no interest payments outstanding at March 31, 2008. The net proceeds from the offering were $67,500 and the issuance costs of $2,500 are being amortized over five years. If we are not required to repurchase all of the debentures on October 15, 2008, holders of the debentures may require us to repurchase for cash all or part of their debentures on October 15, 2013 and October 15, 2018 or upon a change of control. We may redeem the debentures, in whole or in part, at any time after October 15, 2008 at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. At the election of a holder, the debentures are convertible prior to the maturity date into shares of our common stock at an initial conversion price of $17.89 per share, subject to adjustment for certain events, upon the occurrence of any of the following: (i) the closing price of our common stock on the trading day prior to the conversion date was 110% or more of the conversion price of the debentures on such trading day; (ii) we have called the debentures for redemption; (iii) the average of the trading prices of the debentures for any five consecutive trading day period was less than the average conversion value for the debentures during that period, subject to certain limitations; or (iv) we make certain distributions to holders of our common stock or enter into specified corporate transactions. If a holder elects to convert its debentures, the Company may elect to pay cash to such holder in lieu of issuing shares of common stock.

Contractual Obligations and Commitments

We lease facilities under long-term operating leases. These contractual obligations entered into in the ordinary course of business are not required to be reflected in our consolidated balance sheets, but may impact our liquidity. The following table sets forth our future minimum lease payments under non-cancelable operating leases, long-term debt and other contractual obligations and commitments at March 31, 2008:

	Payments Due by Period
Contractual Obligations and Commitments	Total	Remaining Three Quarters of 2008	2009	2010	2011-2012	2013 and after
Convertible subordinated debentures (including net interest)	$54,789	$54,789	$—	$—	$—	$—
Vendor contracts	32,081	16,261	9,260	5,660	720	180
California class action litigation settlement and related expenses	6,020	2,885	3,135	—	—	—
Operating leases	5,250	1,364	1,373	1,163	1,150	200
Revolving credit facility	104	47	57	—	—	—

Total	$98,244	$75,346	$13,825	$6,823	$1,870	$380

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

Dining Credits

Dining credits funded (net dining credits less accounts payable—dining credits) was $89,996 at March 31, 2008, an increase of $2,196 from December 31, 2007. Accounts payable-dining credits represent the unfunded portion of dining credits that we have an option to purchase from our merchants. The increase between periods in dining credits funded is due to increased sales force productivity and the leveraging of our risk analysis and management tools to deploy more capital to selected merchants and to lengthen the usage periods during 2007 where appropriate. As previously discussed, during the fourth quarter of 2007 and the first quarter of 2008 we implemented more conservative dining credits purchasing policies aimed at reducing the amount of dining credits we purchase from each merchant, which lowers average usage period of the dining credits portfolio. We believe that the purchase of future dining credits can generally be funded from cash generated from operations, subject to the cash required to redeem the outstanding convertible debentures.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of March 31, 2008 or December 31, 2007.

Litigation

We have entered into a settlement agreement to settle a class action lawsuit in California as discussed in Note 3 of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The district court issued an order granting formal approval of the settlement that became final on September 24, 2007 after no appeal was taken. The terms of the settlement and the impact on us is discussed in greater detail in Note 3 of this Quarterly Report on Form 10-Q, our previously filed Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and some of our Current Reports on Form 8-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB No. 157, “Fair Value Measurements.” FASB No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FASB No. 157 was effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities. The adoption of FASB No. 157 for financial assets and liabilities did not have an effect on our results of operations or financial position as we do not have any financial assets and liabilities that are measured at fair value on a periodic basis. For nonfinancial assets and liabilities, FASB No. 157 is effective for fiscal years beginning after November 15, 2008. The nonfinancial assets and liabilities for which we have not applied the provisions of FASB No. 157 include the fair value measurement of goodwill and other intangible assets for impairment testing. While we are currently evaluating the impact of FASB No. 157 for nonfinancial assets and liabilities on our consolidated financial statements, we do not believe the impact will be material to our results of operations.

In February 2007, the FASB issued FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB No. 115.” FASB No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. FASB No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The adoption of this pronouncement did not have an effect on our results of operations or financial position as we did not elect the fair value option for any financial assets or liabilities.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates is limited to the exposure related to our revolving credit facility which is tied to market rates. Our revolving credit facility is tied to the Eurodollar rate, which is basically LIBOR, plus an applicable rate. The Eurodollar rate is subject to interest rate risk. However, as of March 31, 2008, the amount outstanding under this revolving credit facility was zero.

On October 15, 2003, we issued $70,000 in convertible subordinated debentures. The interest rate on the debentures is fixed at 3.25% per annum. During 2007, we purchased $15,000 principal amount of these convertible subordinated debentures and during the three months ended March 31, 2008 we purchased $2,100 principal amount of these convertible subordinated debentures. The market value of the debentures will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest and the market value of the debentures will generally fluctuate in tandem with changes in the price of our common stock.

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

PART II—OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.4	Indenture, dated as of October 15, 2003, as amended and restated as of February 4, 2004, between Rewards Network Inc. and LaSalle Bank National Association is incorporated herein by reference to Exhibit 4.15 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.5	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC is incorporated herein by reference to Exhibit 4.18 to iDine Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 14, 2003.

10.1	Relationship Agreement, dated January 31, 2008, between Rewards Network Establishment Services Inc. and Upromise, Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 4, 2008.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REWARDS NETWORK INC.

May 8, 2008	/S/ CHRISTOPHER J. LOCKE
Christopher J. Locke
Senior Vice President and Chief Financial Officer (Principal Financial Officer and on behalf of the registrant)

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.4	Indenture, dated as of October 15, 2003, as amended and restated as of February 4, 2004, between Rewards Network Inc. and LaSalle Bank National Association is incorporated herein by reference to Exhibit 4.15 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.5	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC is incorporated herein by reference to Exhibit 4.18 to iDine Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 14, 2003.

10.1	Relationship Agreement, dated January 31, 2008, between Rewards Network Establishment Services Inc. and Upromise, Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 4, 2008.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith