Form 10-Q
period 2008-06-30
REWARDS NETWORK INC
filed 2008-08-11
CIK 78536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of August 5, 2008, there were 26,984,710 shares of the registrant’s common stock, par value $.02 per share, outstanding.

INDEX

REWARDS NETWORK INC. AND SUBSIDIARIES

REWARDS NETWORK INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,460	$35,517
Accounts receivable, net of allowance for doubtful accounts of $2,470 and $3,420, respectively	9,411	10,101
Dining credits, net of allowance for doubtful accounts of $20,268 and $21,257, respectively	87,547	94,880
Deferred income taxes	10,919	10,014
Prepaid expenses	1,241	1,675
Income taxes receivable	1,024	3,036

Total current assets	155,602	155,223
Property and equipment, net of accumulated depreciation and amortization of $26,240 and $24,592, respectively	11,413	11,818
Other assets	265	233
Goodwill	8,117	8,117
Deferred income taxes	201	1,153

Total assets	$175,598	$176,544

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable—dining credits	$4,217	$7,080
Accounts payable—member benefits	7,096	7,672
Accounts payable—trade	1,584	1,573
Accrued compensation	2,665	1,280
Other current liabilities	3,467	4,237
Deferred membership fee income	656	750
Litigation and related accruals, current	5,894	2,987
Convertible subordinated debentures	52,900	55,000

Total current liabilities	78,479	80,579
Litigation and related accruals, net of current portion	—	3,123

Total liabilities	78,479	83,702

Stockholders’ equity:
Common stock, par value $0.02 per share; authorized 70,000 shares; issued 27,127 shares; outstanding 26,966 and 26,851 shares, respectively	542	542
Additional paid-in capital	67,157	66,787
Accumulated other comprehensive income:
Foreign currency translation, net of income taxes	769	827
Retained earnings	29,912	26,845
Treasury stock, at cost (161 and 276 shares, respectively)	(1,261)	(2,159)

Total stockholders’ equity	97,119	92,842

Total liabilities and stockholders’ equity	$175,598	$176,544

See accompanying notes to consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating revenues:
Sales	$65,723	$56,822	$124,786	$109,738
Cost of sales	34,876	28,351	65,495	54,787
Provision for losses	3,259	2,574	5,484	4,849
Member benefits	7,718	9,717	15,068	19,165

Total direct expenses	45,853	40,642	86,047	78,801

Net revenue	19,870	16,180	38,739	30,937
Membership fees and other income	318	445	669	919

Total operating revenues	20,188	16,625	39,408	31,856

Operating expenses:
Salaries and benefits	5,620	4,788	10,864	10,276
Sales commissions and expenses	4,606	5,308	9,863	10,469
Professional fees	892	478	1,513	1,348
Member and merchant marketing	1,090	2,086	2,025	3,673
Depreciation and amortization	1,402	1,201	2,790	2,328
General and administrative	3,013	3,392	6,534	7,082
Litigation and related expenses	—	(11,631)	—	(11,631)

Total operating expenses	16,623	5,622	33,589	23,545

Operating income	3,565	11,003	5,819	8,311
Other income (expense):
Interest and other income	130	662	398	1,498
Interest expense and financing costs	(560)	(710)	(1,156)	(1,593)
Gain on extinguishment of convertible subordinate debentures	—	—	128	—

Income before income tax provision	3,135	10,955	5,189	8,216
Income tax provision	1,226	3,828	2,122	3,078

Net income	$1,909	$7,127	$3,067	$5,138

Net income available for common stockholders	$1,909	$7,579	$3,067	$5,138

Earnings per share of common stock:
Basic	$0.07	$0.26	$0.11	$0.19

Diluted	$0.07	$0.24	$0.11	$0.19

Weighted average number of common and common equivalent shares outstanding:
Basic	27,164	27,018	27,136	26,934

Diluted	27,312	30,992	27,394	27,064

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	(Unaudited)
	2008	2007
Cash flows from operating activities:
Net income	$3,067	$5,138
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,790	2,328
Loss (gain) on disposal of fixed assets	45	(5)
Amortization of deferred financing costs	209	278
Provision for losses	5,484	4,849
Stock-based compensation	1,399	364
Deferred income taxes	47	4,159
Gain on extinguishment of convertible subordinate debentures	(128)	—
Changes in assets and liabilities:
Accounts receivable	57	(2,692)
Dining credits including accounts payable—dining credits	(471)	(14,748)
Prepaid expenses	395	364
Income taxes receivable	2,011	(1,208)
Other assets	(228)	335
Accounts payable—member benefits	(573)	877
Accounts payable—trade	(109)	(410)
Accrued compensation	1,386	(2,391)
Other liabilities	(779)	(985)
Deferred membership fee income	(94)	(134)
Litigation and related accruals	(216)	(12,224)

Net cash provided by (used in) operating activities	14,292	(16,105)

Cash flows from investing activities:
Purchases of available for sale securities	—	(1,125)
Sales of available for sale securities	—	650
Additions to property and equipment, net	(2,412)	(4,258)

Net cash used in investing activities	(2,412)	(4,733)

Cash flows from financing activities:
Tax benefit from the exercise of stock options	—	27
Proceeds from the exercise of stock options	—	249
Purchase of convertible subordinate debentures	(1,963)	—

Net cash (used in) provided by financing activities	(1,963)	276

Effect of exchange rate on cash and cash equivalents	26	(217)
Net increase (decrease) in cash and cash equivalents	9,943	(20,779)
Cash and cash equivalents:
Beginning of the period	35,517	52,496

End of the period	$45,460	$31,717

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$860	$1,138

Income taxes	$65	$100

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except per share data)

Note 1 – Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these interim financial statements in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments that are of a normal recurring nature necessary to fairly present the unaudited condensed consolidated financial position of Rewards Network Inc. and its subsidiaries (collectively, the “Company”) at June 30, 2008, unaudited condensed consolidated results of operations of the Company for the three and six months ended June 30, 2008 and 2007 and unaudited condensed consolidated statements of cash flows of the Company for the six months ended June 30, 2008 and 2007 have been made. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on March 17, 2008. The condensed consolidated balance sheet as of December 31, 2007 is derived from the Company’s audited consolidated financial statements.

Nature of operations: Rewards Network Inc. (the “Company”) operates the leading frequent dining programs in North America by marketing its participating restaurants to members of these programs and by providing incentives to members to dine at these restaurants. Participating restaurants benefit from these marketing efforts, frequent dining programs, reporting of program results, customer feedback through member comments as well as access to capital that the Company offers. In addition to operating the frequent dining programs of leading airline frequent flyer programs, clubs and other affinity organizations, the Company offers its own frequent dining program through its website, www.rewardsnetwork.com.

The Company markets participating restaurants to members principally through the Internet and email. The Company offers reporting and customer feedback to participating restaurants and provides aggregate data regarding members’ activity and member feedback through comments and ratings gathered from surveys. The Company also seeks to increase the frequency of dining and amount spent on dining by members at participating restaurants by providing incentives to members to dine at these restaurants, including airline miles, college savings rewards, reward program points, and Cashback RewardsSM savings. The Company provides access to capital by purchasing a portion of future member transactions from participating restaurants in bulk and in advance. Bars and clubs also participate in the Company’s programs, and for purposes of describing its business, are included when the terms “restaurants” or “merchants” are used.

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

The Company primarily offers two programs to restaurants — the Marketing Services Program and Marketing Credits Program. In both the Marketing Services and Marketing Credits Programs, the Company markets participating restaurants to members, offers incentives to members to dine at these restaurants and provides reporting on member activity and member feedback. The Company also provides restaurants that participate in the Marketing Credits Program with access to capital through the purchase of a portion of future member transactions.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Shares of our common stock are traded on the NASDAQ under the symbol DINE. Prior to May 23, 2008 we were listed on the American Stock Exchange under the symbol IRN.

Note 2 – Certain Relationships and Related Party Transactions (square footage not in thousands)

Active agreements

On May 5, 2003, the Company entered into an office lease agreement, which was amended on May 8, 2006 and August 24, 2006, with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, a limited partnership comprised in part of certain trusts. Samstock, L.L.C., the Company’s largest stockholder, is indirectly owned by these trusts. The trustee of these trusts is Chai Trust Company, L.L.C., and Donald J. Liebentritt, the Chairman of the Company’s Board of Directors, is President of Chai Trust Company, L.L.C. The lease, as amended, provides for 28,721 square feet of office space at Two North Riverside Plaza, Chicago, Illinois and has a term from September 1, 2003 through August 31, 2011. The Company paid rent of $134 and $130 for the three months ended June 30, 2008 and 2007, respectively and $267 and $260 for the six months ended June 30, 2008 and 2007, respectively.

The Company has entered into two storage space lease agreements with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, one dated November 2, 2005 and one dated October 22, 2003. The leases provide for an aggregate of 1,130 square feet of storage space at Two North Riverside Plaza, Chicago, Illinois. The term of the November 2, 2005 lease is from November 7, 2005 through August 31, 2008 and the term of the October 22, 2003 lease is month-to-month. The Company paid rent for these storage spaces of $3 for each of the three months ended June 30, 2008 and 2007 and $7 and $5 for each of the six months ended June 30, 2008 and 2007, respectively.

The future minimum lease obligations for the above leases are as follows:

Remaining two quarters of 2008	$274
Year ended December 31, 2009	554
Year ended December 31, 2010	569
Year ended December 31, 2011	361

Total minimum lease payments	$1,758

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

Terminated agreements

On August 4, 2005, the Company entered into an office license agreement with WA-Columbia Center, L.L.C., an affiliate of Equity Office Properties Trust. The license was for office space at 701 Fifth Avenue, Suite 1410, Seattle, Washington. The term of the license was from August 1, 2005 through July 31, 2008; however, the Company terminated the license effective July 31, 2007 for $15. The Company paid rent of $7 for the three months ended June 30, 2007 and $14 for the six months ended June 30, 2007.

Note 3 – Litigation

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

On March 6, 2007, the Company entered into a formal agreement with the representative plaintiffs acting on behalf of a Settlement Class to settle this litigation. On August 23, 2007, the District Court issued an order granting formal approval of the settlement and it became final on September 24, 2007 after no appeal was taken. The amounts that members of the Settlement Class are entitled to under the settlement were determined through a claims process that resulted in a payment of the first installment for virtually all of the claims in December 2007. The Company also made payments to the representative plaintiffs and the first installment of payments to class counsel in December 2007. The Company will pay the remaining installments to members of the Settlement Class and class counsel as scheduled in the third quarter of 2008 and first quarter of 2009.

The Company previously recorded $38,771 in expense relating to the California class action suit, which included $29,424 of expense recorded during the fourth quarter of 2006. $13,217 of the expense recorded was subsequently reversed during 2007. The Company established the original reserve in the fourth quarter of 2006 based on management’s initial estimate of the cost of the settlement and related legal and administrative expenses. The related legal and administrative expenses include legal expenses incurred by the Company, legal expenses from the plaintiff’s attorneys, claims administration costs and class representation costs. The reversal was based on a review of the claims filed by class members and management’s best estimate of claims that could have been filed before the end of the claims filing period. The balance of the accrual relating to this litigation as of June 30, 2008 was $5,894. Of this amount, $2,516 was paid during July of 2008 with the remaining balance expected to be paid during the quarter ended March 31, 2009. The claims filing period closed on October 8, 2007; however, the reserve may be further adjusted once final payments are made. The liability initially recorded included future legal and administrative costs as allowed under Emerging Issues Task Force (“EITF”) Topic No. D-77, “Accounting for Legal Costs Expected to Be Incurred in Connection with a Loss Contingency.” The total litigation accrual was calculated using the discounted cash flow method. As such, the Company reduced the liability by $536 as a result of this discounted cash flow and is amortizing this amount to expense. The amortization expense (benefit) was $38 and ($2) for the three months ended June 30, 2008 and 2007, respectively and $76 and $183 for the six months ended June 30, 2008 and 2007, respectively. The remaining balance of $168 as of June 30, 2008 will be amortized through the first quarter of 2009.

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

	Balance at December 31, 2006	Amounts Paid	Adjustments	Reclassifications	Interest Expense	Balance at December 31, 2007	Amounts Paid	Reclassifications	Interest Expense	Balance at June 30, 2008
California Class Action Suit:
Expense for Class	$16,740	$(1,427)	$(12,597)	$—	$133	$2,849	$(261)	$—	$38	$2,626
Related legal and administrative expenses	11,710	(7,862)	(746)	—	159	3,261	(181)	150	38	3,268
Dining credits reserve	—	—	126	(126)	—	—	—	—	—	—

Total California litigation	28,450	(9,289)	(13,217)	(126)	292	6,110	(442)	150	76	5,894

Source Inc. litigation:
Settlement	200	(175)	(25)	—	—	—	—	—	—	—

Total Source Inc. litigation	200	(175)	(25)	—	—	—	—	—	—	—

Total litigation and related expenses	$28,650	$(9,464)	$(13,242)	$(126)	$292	$6,110	$(442)	$150	$76	$5,894

Note 4 – Basic and Diluted Net Income per Share

Basic and diluted net income per share was computed by dividing net income available to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding for each period presented. Weighted average shares of common stock equivalents of 2,957 for the three months ended June 30, 2008 and 3,012 and 3,913 for the six months ended June 30, 2008 and 2007, respectively, were excluded as their effect would have been anti-dilutive.

For periods with potentially dilutive securities, incremental shares and adjustments to net income are determined using the “if converted” and treasury stock method as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$1,909	$7,127	$3,067	$5,138
Convertible debentures, net of tax	—	452	—	—

Net income available for common stockholders	$1,909	$7,579	$3,067	$5,138

Weighted average number of shares of common stock and common stock equivalents outstanding
Basic	27,164	27,018	27,136	26,934
Stock options and restricted stock	148	61	258	130
Convertible debentures	—	3,913	—	—

Diluted	27,312	30,992	27,394	27,064

Earnings per share
Basic	$0.07	$0.26	$0.11	$0.19

Diluted	$0.07	$0.24	$0.11	$0.19

Note 5 – Business and Credit Concentrations

As of June 30, 2008, the Company had contracts or relationships with eight major airlines that offer frequent flyer miles as rewards. Members of each of the Upromise Inc., American Airlines Inc. and United Air Lines programs represented 10% or more of the Company’s sales for the three and six months ended June 30, 2008. Members of each of the United Air Lines and Upromise Inc. programs represented 10% or more of the Company’s sales for the three and six months ended June 30, 2007. The following table illustrates the Company’s partner sales concentration as a percentage of total sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Airlines	56.3%	57.2%	56.1%	58.3%
All partners that each represent 10% or more of sales	55.1%	41.0%	54.4%	41.1%

Note 6 – Minimum Partner and Vendor Obligations

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

Remaining two quarters of 2008	$14,440
2009	10,260
2010	6,960
2011	360
2012	360
2013	180

Total minimum partner and vendor obligations	$32,560

As of June 30, 2008, the Company has recorded a liability totaling $1,744 related to its minimum purchase obligations.

Note 7 – Comprehensive Income (Loss)

The Company’s comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$1,909	$7,127	$3,067	$5,138
Other comprehensive (loss) income:
Foreign currency translation adjustment	29	(54)	(58)	(57)

Total comprehensive income	$1,938	$7,073	$3,009	$5,081

Note 8 – Subsequent Event

On November 6, 2007, the Company entered into a $25,000 senior secured revolving credit facility with RBS Business Capital (the “Lender”). The Company amended this credit facility on August 11, 2008 to, among other matters, increase the amount the Company may borrow under the credit facility to a maximum of $40,000. The Lender has committed to $25,000 under the credit facility and intends to seek commitments for the additional $15,000 from other lenders. The maturity date of the credit facility is August 11, 2011. The credit facility is secured by substantially all of the Company’s assets. Up to $1,000 of the facility can be used for letters of credit. The interest rates under the credit facility vary and are based on the Lender’s prime rate and/or LIBOR. The amount the Company may borrow is based on the amount of the Company’s accounts receivable and dining credits, as determined under the credit facility. Advances under the credit facility are subject to certain conditions precedent, including the accuracy of certain representations and warranties and the absence of any default or unmatured default. The Company may use $15,000 of the credit facility to purchase its 3.25% Convertible Subordinated Debentures. The Company may use advances for working capital, capital expenditures, for permitted acquisitions and for other purposes described in the credit facility.

The credit facility has financial covenants that the Company will maintain a minimum ratio of debt to cash flow, fixed charges to borrowed amounts and certain ratios related to the Company’s dining credits portfolio. The credit facility contains customary representations, warranties and covenants and includes customary events of default, including a change of control provision. The Company does not currently have any borrowings outstanding under this credit facility.

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

OVERVIEW

We operate the leading frequent dining programs in North America by marketing our participating restaurants to members of these programs and by providing incentives to members to dine at these restaurants. Participating restaurants benefit from these marketing efforts and frequent dining programs, reporting of program results, customer feedback through member comments as well as access to capital that we offer. In addition to operating the frequent dining programs of leading airline frequent flyer programs, clubs and other affinity organizations, we offer our own frequent dining program through our website, www.rewardsnetwork.com.

We market participating restaurants to members principally through the Internet and email. We offer reporting and customer feedback to participating restaurants and provide aggregate data regarding members’ activity and member feedback through comments and ratings gathered from surveys. We also seek to increase the frequency of dining and amount spent on dining by members at participating restaurants by providing incentives to members to dine at these restaurants, including airline miles, college savings rewards, reward program points, and Cashback RewardsSM savings. We provide access to capital by purchasing a portion of future member transactions from participating restaurants in bulk and in advance. Bars and clubs also participate in our programs, and for purposes of describing our business, are included when the terms “restaurants” or “merchants” are used.

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

We primarily offer two programs to restaurants — our Marketing Services Program and Marketing Credits Program. In both the Marketing Services and Marketing Credits Programs, we market participating restaurants to members, offer incentives to members to dine at these restaurants and provide reporting on member activity and member feedback. We also provide restaurants that participate in the Marketing Credits Program with access to capital through our purchase of a portion of future member transactions. In discussing our business, we use the term “dining credits” to refer to the portion of future member transactions that we purchase. Our contracts include a separate fee for marketing, reporting on member activity, member feedback and frequency programs. We include all components of the Marketing Credits Program, including the payment for marketing, reporting on member activity, member feedback and frequency programs, in Marketing Credits Program sales and revenues because we analyze our business in this manner.

Since the beginning of 2007, we have focused on increasing, in a risk-based and responsible manner, both the number of restaurants that participate in our programs and the size of our dining credits portfolio. We believe that a larger base of restaurants and larger portfolio of dining credits should result in increased revenues over time. We have supported these efforts by developing and training our sales force to recruit new restaurants and retain existing restaurants in line with our growth strategy. We believe our sales force becomes more effective over time as each individual sales person gains experience. We have maintained adequate sales staffing since the beginning of 2007, which contributed to an increase in the number of participating restaurants each quarter since the beginning of 2007.

We ended the second quarter of 2008 with 1,096, or 12.6% more participating restaurants than the second quarter of 2007. This achievement significantly contributed to a 15.7% and 13.7% increase in sales for the three and six months ended June 30, 2008, respectively as compared to the same period in the prior year, and positive net income and operating cash flow for the three month and six month periods ending June 30, 2008.

From time to time, we may decide to modify the amount of dining credits we purchase from restaurants and that decision affects the amount of time it takes to use the dining credits at a particular restaurant. We make the decision to modify the amount of dining credits we purchase based upon our review of internal and external conditions. In analyzing the appropriate amount of dining credits to purchase and, therefore, the length of the dining credits usage period for a restaurant, we consider the overall economic condition of the restaurant industry, the performance of participating restaurants generally and the individual restaurant’s credit profile or business experience. For example, during 2007, we increased the amount of dining credits purchased from select restaurants that met our due diligence and risk assessment requirements and, therefore, increased the usage period of those dining credits because we wanted to increase the retention of desirable restaurants without sacrificing the risk profile of the dining credits portfolio. The lengthening of the dining credits usage period for select restaurants contributed to an increase in our dining credits portfolio and an increase in the number of participating restaurants each quarter during 2007. Beginning in December 2007, we have become more conservative in light of the economic and credit uncertainty facing both the restaurant industry and consumers and to conserve liquidity due to the upcoming redemption of our convertible subordinated debentures in October 2008, as further discussed below under Liquidity and Capital Resources. As a result, we implemented more conservative dining credits purchasing policies aimed at generally reducing the amount of dining credits we purchase from individual restaurants. Although we may purchase fewer dining credits from individual restaurants, we continue to seek to grow our dining credits portfolio by increasing the number of restaurants from which we purchase dining credits. With more restaurants in our dining credits portfolio and a lower average usage period, even if the size of the dining credits portfolio remains the same, we realize more revenue from our Marketing Credits deals more quickly. We continually evaluate our dining credits purchase policies by monitoring the performance of our dining credits portfolio and observing current economic trends facing the restaurant industry.

Our net dining credits portfolio as of June 30, 2008 decreased to $87,547 from $94,880 at December 31, 2007. This decrease was due primarily to the more conservative dining credits purchasing policies discussed above, as well as increased sales. We generated higher sales as a result of more merchants in our portfolio while lowering the average amount of capital at risk through reducing the net dining credits usage period. The higher usage of dining credits reduced our dining credits portfolio. We intend to continue these conservative dining credits purchasing policies during the current climate of economic and credit uncertainty.

Our more conservative dining credits purchasing policies impacted not only the size of the dining credits portfolio, but also various items in our Statement of Operations. Generally, a consequence of our purchase of fewer dining credits is a higher purchase price for the dining credits, which results in increased cost of sales. In order to maintain profitability of Marketing Credits Program restaurants that have a higher cost of sales, we require a higher sales yield in our deals with those restaurants. Higher sales yield increases the amount of each member transaction we retain as Marketing Credits Program sales. Higher sales yields also result in a decrease in member benefit expense as a percentage of each transaction which can partially or completely offset the increased cost of sales on that transaction.

Although deals with shorter usage periods should reduce our risk exposure while maintaining our profitability goals, shortening the dining credits usage period, in some cases may result in increased restaurant attrition. Shortening the timeframe by purchasing fewer dining credits may require additional sales resources for retention efforts, and reduce the total revenue that we may realize. If we are unable to renew the restaurant or replace it with a new restaurant, our revenues may decline.

During the second half of 2007, we were engaged in a project to restructure the member benefits we offer. We implemented revised benefit offerings with most of our partners that became effective January 1, 2008. As a result of these efforts, with the exception of one partner, we modified the member tier criteria to reward dining at participating restaurants and online engagement by providing the highest level of benefits to members that provide us with current email addresses, agree to receive our marketing promotions, dine frequently and who have completed a specified number of dines at participating restaurants. We also revised bonus opportunities to encourage members to complete surveys regarding their dining experience. As a result of our revised benefit offerings to focus on online engagement, member benefit expense decreased to 12.1% of sales for the six months ended June 30, 2008 as compared to 17.5% of sales for the same period of the prior year, while we increased member engagement as evidenced by the increase in qualified transactions amount, active members and sales. The combined effectiveness of our new website platform, email marketing and rewards structure has generated higher revenues and improved member engagement at a lower cost.

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

During the second quarter of 2008, we refined our methodology used to estimate losses in dining credits and accounts receivable. Prior to the second quarter of 2008, our methodology was primarily based upon the age of the portfolio as calculated from sales from the preceding quarter. We applied estimated loss percentages to the aged portfolio based on the estimated time remaining on each deal. We also provided for specifically identified accounts and for dining credits balances that are large or slow moving. Since the beginning of 2007, however, we have been collecting additional historical information on merchant account balances. With this additional data, during the second quarter of 2008, we refined our estimation method and now use this information to monitor accounts, track historical write-offs, and fund new accounts. We now apply a reserve rate to accounts based upon additional account characteristics, such as whether the account has been referred for legal collection, the date of the last payment received from the merchant, whether our attempt to debit the merchant’s bank account for payments due to us has been rejected, the merchant’s commercial credit score, and the aging of the account. The reserve rate for each account is based upon historical charge-off rates of accounts with similar characteristics. We also provide for specifically identified accounts and for dining credits balances that were large or slow moving as we did previously. The revised methodology was applied to our entire portfolio and resulted in approximately $1,500 of additional provision for losses expense during the three months ended June 30, 2008. We will continue to review our reserve rates on a regular basis based upon historical charge-off rates and may adjust reserve rates based on changes in the nature of our business, risk considerations, economic conditions or other factors. Losses are reduced by recoveries of dining credits previously charged off. Account balances are charged off against the allowance once we conclude that a merchant is unwilling or unable to honor their obligation relating to dining credits. Subsequent to the account being charged off, we may continue to pursue recovery efforts. As of the beginning of 2008, we updated our write-off policy to further define when an account should be written-off. As a result of this updated policy, we recognized higher write-offs in 2008 as compared with the prior year.

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

RESULTS OF OPERATIONS – COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

As a means of explaining our operations and results, the following table illustrates the relationship between revenue and expense categories for the three months ended June 30, 2008 and 2007. These percentages have been rounded to the nearest tenth.

	Percentage of Sales for the Three Months Ended June 30,
	2008	2007
Sales	100.0	100.0
Cost of sales	53.1	49.9
Provision for losses	5.0	4.5
Member benefits	11.7	17.1

Net revenue	30.2	28.5
Membership fees and other income	0.5	0.8

Total operating revenue	30.7	29.3

Salaries and benefits	8.6	8.4
Sales commission and expenses	7.0	9.3
Professional fees	1.4	0.8
Member and merchant marketing expenses	1.7	3.7
Depreciation and amortization	2.1	2.1
General and administrative expenses	4.6	6.0
Litigation and related expenses	—	(20.5)

Total operating expenses	25.3	9.9

Operating income	5.4	19.4
Other expense, net	0.6	0.1

Income before income tax provision	4.8	19.3
Income tax provision	1.9	6.7

Net income	2.9	12.5

Operating Revenues

The following table sets forth for the periods presented our sales, components of our costs of sales and certain other information for each of our two marketing programs. We use the term “dining credits” to refer to the portion of future member transactions that we purchase. Our Marketing Credits Program contracts include a fee for marketing, customer feedback through member comments and ratings, and frequency programs. We include all components of the Marketing Credits Program, including this fee, in Marketing Credits Program sales and revenues because we analyze our business in this manner. Financial information regarding our interest income from the RCR Loan product we offered is included in the Marketing Credits Program sales strictly for purposes of our income statement.

	For the Three Months Ended June 30,
	2008			2007
	Marketing Credits Program	Marketing Services Program	Total	Marketing Credits Program	Marketing Services Program	Total
Merchant count as of June 30, 2008 and 2007, respectively	6,646	3,123	9,769	5,928	2,745	8,673
Number of qualified transactions	1,724	785	2,509	1,430	740	2,170
Average transaction amount	$45.27	$46.75	$45.73	$48.16	$48.84	$48.39

Qualified transaction amount	$78,039	$36,702	$114,741	$68,872	$36,138	$105,010
Sales yield	76.5%	16.3%	57.3%	73.4%	17.3%	54.1%
Sales	$59,723	$6,000	$65,723	$50,580	$6,242	$56,822
Cost of dining credits	$34,528	$—	$34,528	$28,077	$—	$28,077
Processing fee	207	141	348	193	81	274

Total cost of sales	$34,735	$141	$34,876	$28,270	$81	$28,351

Provision for losses	$3,259	$—	$3,259	$2,574	$—	$2,574

Member benefits	$4,078	$1,530	$5,608	$4,995	$2,368	$7,363
Bonus rewards	694	324	1,018	633	332	965
Partner Commissions	755	337	1,092	961	428	1,389

Total member benefits	$5,527	$2,191	$7,718	$6,589	$3,128	$9,717

Net revenue	$16,202	$3,668	$19,870	$13,147	$3,033	$16,180

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

Ending merchant count as of June 30, 2008 was 9,769 compared to 8,673 as of June 30, 2007, an increase of 12.6% The increase in total merchant count was driven by a 12.1% increase in Marketing Credits Program merchants to 6,646 merchants and a 13.8% increase in Marketing Services Program merchants to 3,123 merchants.

Our Marketing Credits Program merchant count increased each quarter since the beginning of 2007. We maintained an adequately staffed sales force in 2007 and through the first half of 2008, which contributed to the increase in merchant count. We grew our Marketing Credits Program merchant count without compromising the quality of the merchants in the portfolio or the profitability of deals by both demonstrating the value of our services and continuing to apply our due diligence and risk assessment procedures. We continually evaluate our dining credits purchase policies by monitoring the performance of our dining credits portfolio and observing current economic trends facing the restaurant industry. During 2007, we made efforts to retain desirable merchants by increasing, on a risk-adjusted basis, the amount of dining credits that we purchased, and lengthened the period of time it takes to use the dining credits at the restaurants. The longer dining credits usage periods from these deals contributed to an increase in our dining credits portfolio balance and merchant count throughout 2007. During the fourth quarter of 2007, we began to shorten the dining credits usage period of new dining credits purchased from certain merchants as a result of our assessment of the overall economic trends facing the restaurant industry. Shortening the dining credits usage period for a deal reduces our risk exposure with respect to that deal, but also decreases the revenue that we may realize from that deal and may shorten the period of time the restaurant participates in our program if we are unable to renew the restaurant’s participation in our programs. Our net dining credits balance as of June 30, 2008 decreased to $87,547 from $94,750 at March 31, 2008.

Qualified transaction amounts at our participating merchants increased $9,731, or 9.3%, to $114,741 for the three months ended June 30, 2008 compared to the same period in the prior year as a result of the increase in merchant count. Qualified transaction amounts increased at a slower rate than our merchant count mainly due to the management of our members’ share of individual restaurants’ business, a decline in average member transaction amount and a change in the composition of our merchant portfolio to include more merchants at lower price points.

Total sales yield increased to 57.3% for the three months ended June 30, 2008 compared to 54.1% for the same period in the prior year mainly due to both the increase in sales yield in the Marketing Credits Program and a higher proportion of merchants participating in the Marketing Credits Program, offset by a decrease in sales yield of the Marketing Services Program. The Marketing Credits Program sales yield increased to 76.5% during the three months ended June 30, 2008 compared to 73.4% during the same period in the prior year. Beginning in the fourth quarter of 2007, we shortened usage periods of new Marketing Credits deals, which resulted in a higher cost of sales. In order to maintain profitability of Marketing Credits deals that have a higher cost of sales, we require a higher sales yield on these transactions. Sales yield for the Marketing Services Program decreased to 16.4% during the three months ended June 30, 2008 from 17.3% for the same period in the prior year as we have lowered the price of this product in select markets.

Sales for the three months ended June 30, 2008 increased 15.7% as compared with the same period in the prior year primarily due to an increase in merchant count, a change in our merchant mix that resulted in a higher proportion of our merchants in the Marketing Credits Program in relation to the Marketing Services Program and higher Marketing Credits sales yield, partially offset by a decline in Marketing Services Program Sales and a lower average transaction amount. Marketing Credits sales increased 18.1% during the three months ended June 30, 2008 as compared to the same period in the prior year while Marketing Services Program sales decreased 3.9% between periods.

Cost of sales increased to 53.1% of total sales and 58.4% of Marketing Credit Program sales for the three months ended June 30, 2008 compared to 49.9% of total sales and 56.1% of Marketing Credit Program sales for the same period in the prior year. This increase was due to our effort, beginning in the fourth quarter of 2007, to shorten usage periods of new Marketing Credits deals. Marketing Credits deals with shorter usage periods typically have a higher cost of sales.

The provision for losses increased as a percentage of sales to 5.0% of total sales and 5.5% of Marketing Credits Program sales for the three months ended June 30, 2008 compared with 4.5% of total sales and 5.1% of Marketing Credits Program sales for the same period in the prior year. As previously discussed under Critical Accounting Policies and Estimates, we refined our allowance methodology for estimating losses in the portfolio to incorporate additional risk elements. The revised methodology was applied to our entire portfolio and resulted in approximately $1,500 of additional provision for losses expense during the three months ended June 30, 2008. This contributed to an increase in the allowance as a percentage of the gross dining credits asset during the three months ended June 30, 2008. The provision for both periods included reserves for both our dining credits portfolio and RCR Loan notes. The provision for losses for RCR Loan notes was $229 and $13 for the three months ended June 30, 2008 and 2007, respectively. We decided to exit the RCR Loan product effective January 2008, although we continue to service RCR Loan notes that we previously purchased.

Net write-offs totaled $2,681 during the three months ended June 30, 2008 as compared to net recoveries of $174 during the same period in the prior year. In early 2007, we updated our write-off policy to further define when an account should be written-off. As a result of this updated policy, there was a slower write-off of assets in the gross dining credits asset and an increase in the allowance for doubtful accounts during 2007. As of the beginning of 2008, we further refined the write-off policy to include a time period in which an account should be written-off. As a result, we recognized higher write-offs during the six months ended June 30, 2008 as compared with the prior year. Because a majority of this amount was previously reserved in the allowance for doubtful accounts, the change in this policy did not materially affect the provision for losses during the three months ended June 30, 2008.

Member benefits expense decreased to $7,718, or 11.7% of sales for the three months ended June 30, 2008 compared with $9,717, or 17.1% of sales for the same period in the prior year. As described above, we implemented revised benefit offerings with most of our partners that went into effect during the first quarter of 2008. This revised structure resulted in lower member benefit costs. In addition, member benefits as a percentage of sales decreased as a result of the increase in sales yield. Partially offsetting this cost savings was an expense of $891 recorded during the three months ended June 30, 2008 relating to our minimum purchase obligations with various partners. We accrued an additional amount towards our minimum purchase obligations in consideration of anticipated member usage for the remainder of 2008 given our revised benefit offerings. There was no such expense during the same period in the prior year.

Net revenues increased to $19,870, or 30.2% of sales during the three months ended June 30, 2008 as compared to $16,180 or 28.5% of sales during the same period in the prior year. The increase was mainly due to an increase in sales and a decrease in member benefits expense, partially offset by an increase in cost of sales.

Membership and other income decreased $127 or 28.5% for the three months ended June 30, 2008 compared with the same period in the prior year. The decrease can be primarily attributed to the decline in fee paying members and the impact of an earn-your-dues dining program in which members earn their annual fees through the reduction of their cash back rewards savings. Beginning in mid-2008, we introduced a new membership program that eliminated annual fees and we expect further decreases in fee paying members over time.

Operating Expenses

Salaries and benefits increased $832, or 17.4%, to $5,620 for the three months ended June 30, 2008 from $4,788 for the same period in the prior year primarily due to an increase in management incentive compensation accruals.

Sales commissions and expenses decreased to 7.0% of sales for the three months ended June 30, 2008 compared to 9.3% of sales for the same period in the prior year due to a decrease in salary expense and travel costs related to sales employee headcount reductions, primarily in connection with the discontinuation of the RCR Loan Program, and increased productivity of the sales force, partially offset by an increase in the sales incentive compensation accruals.

Professional fees increased $414, or 86.6%, to $892 for the three months ended June 30, 2008 as compared to $478 for the same period in the prior year. The increase can be primarily attributed to an increase in legal fees, partially offset by a decrease in accounting fees.

Member and merchant marketing expenses decreased $996 or 47.7% for the three months ended June 30, 2008 compared with the same period in the prior year as we continue to migrate our marketing efforts away from direct print mail and focus on more cost efficient email and internet marketing.

Depreciation and amortization costs increased $201 or 16.7% for the three months ended June 30, 2008 compared to the same period in the prior year as we continue to invest in the development of our websites, technology investments supporting the automation of internal processes, leasehold improvements for our office space and general information technology investments.

General and administrative expenses decreased $379 or 11.2% for the three months ended June 30, 2008 compared to the same period in the prior year. The decrease was primarily due to a decrease in rent and office expenses, a decrease in severance expenses and a decrease in management travel costs, offset by an increase in stock compensation expense related to changing the vesting structure of restricted stock units for our Board of Directors from a three-year vesting period to vesting in the period they are granted.

During the three months ended June 30, 2007, we reversed $11,631 in litigation and related expenses which consisted of $11,606 relating to the California class action lawsuit and $25 relating to the Source Inc. litigation as discussed in Note 3 of this Quarterly Report on Form 10-Q.

Other Income and Expense

Interest and other income decreased $532 to $130 for the three months ended June 30, 2008 compared with the same period in the prior year as a result of lower short term investments balances and a change in investment strategy which resulted in lower interest rates year over year. Interest expense and financing costs decreased $150 to $560 due to a decrease in interest expense recorded for our convertible subordinate debentures as a result of our purchase of $15,000 of our outstanding convertible subordinate debentures in late 2007 and $2,100 in the first quarter of 2008 as discussed below under Liquidity and Capital Resources.

Income tax provision

Our effective tax rate for the three months ended June 30, 2008 was 39.1% compared with 34.9% for the same period in the prior year. The increase primarily resulted from an increase in the effective rate of state and local taxes and a decrease in tax-exempt interest recorded during the three months ended June 30, 2008.

Net income

Net income was $1,909 for the three months ended June 30, 2008 compared with $7,127 for the same period in the prior year. During 2007, we reversed litigation and related expenses of $11,606 relating to the California class action suit, while in the three months ended June 30, 2008 we experienced an increase in sales and a decrease in member benefit expense.

Basic weighted average number of shares outstanding increased to 27,164 for the three months ended June 30, 2008 compared to 27,018 for the same period in the prior year primarily due to the issuance of shares upon the vesting of restricted stock unit awards during the second quarter of 2008. Diluted weighted average shares outstanding decreased to 27,312 for the three months ended June 30, 2008 compared to 30,992 for the same period in the prior year due to the purchase of a portion of our outstanding convertible subordinate debentures.

RESULTS OF OPERATIONS – COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

As a means of explaining our operations and results, the following table illustrates the relationship between revenue and expense categories for the six months ended June 30, 2008 and 2007. These percentages have been rounded to the nearest tenth.

	Percentage of Sales for the Six Months Ended June 30,
	2008	2007
Sales	100.0	100.0
Cost of sales	52.5	49.9
Provision for losses	4.4	4.4
Member benefits	12.1	17.5

Net revenue	31.0	28.2
Membership fees and other income	0.5	0.8

Total operating revenue	31.6	29.0

Salaries and benefits	8.7	9.4
Sales commission and expenses	7.9	9.5
Professional fees	1.2	1.2
Member and merchant marketing expenses	1.6	3.4
Depreciation and amortization	2.2	2.1
General and administrative expenses	5.2	6.5
Litigation and related expenses	—	(10.6)

Total operating expenses	26.9	21.5

Operating income	4.7	7.6
Other expense, net	0.5	0.1

Income before income tax provision	4.2	7.5
Income tax provision	1.7	2.8

Net income	2.5	4.7

Operating Revenues

The following table sets forth for the periods presented our sales, components of our costs of sales and certain other information for each of our two marketing programs. We use the term “dining credits” to refer to the portion of future member transactions that we purchase. Our Marketing Credits Program contracts include a fee for marketing, customer feedback through member comments and ratings, member feedback and frequency programs. We include all components of the Marketing Credits Program, including this fee, in Marketing Credits Program sales and revenues because we analyze our business in this manner. We use the term “merchant” in this discussion to refer to restaurants, bars and clubs. Financial information regarding our interest income from the RCR Loan product we offered previously is included in the Marketing Credits Program sales strictly for purposes of our income statement.

	For the Six Months Ended June 30,
	2008			2007
	Marketing Credits Program	Marketing Services Program	Total	Marketing Credits Program	Marketing Services Program	Total
Merchant count as of June 30, 2008 and 2007, respectively	6,646	3,123	9,769	5,928	2,745	8,673
Number of qualified transactions	3,245	1,561	4,806	2,831	1,424	4,255
Average transaction amount	$46.08	$46.21	$46.12	$47.70	$48.80	$48.07

Qualified transaction amount	$149,526	$72,133	$221,659	$135,047	$69,493	$204,540
Sales yield	75.5%	16.4%	56.3%	72.4%	17.3%	53.7%
Sales	$112,958	$11,828	$124,786	$97,714	$12,024	$109,738
Cost of dining credits	$64,866	$—	$64,866	$54,266	$—	$54,266
Processing fee	406	223	629	361	160	521

Total cost of sales	$65,272	$223	$65,495	$54,627	$160	$54,787

Provision for losses	$5,484	$—	$5,484	$4,849	$—	$4,849

Member benefits	$8,112	$3,114	$11,226	$9,602	$4,641	$14,243
Bonus rewards	1,391	675	2,066	1,547	792	2,339
Partner Commissions	1,216	560	1,776	1,798	785	2,583

Total member benefits	$10,719	$4,349	$15,068	$12,947	$6,218	$19,165

Net revenue	$31,483	$7,256	$38,739	$25,291	$5,646	$30,937

Ending merchant count as of June 30, 2008 was 9,769 compared to 8,673 as of June 30, 2007, an increase of 12.6% The increase in total Merchant Count was driven by a 12.1% increase in Marketing Credits Program merchants to 6,646 merchants and a 13.8% increase in Marketing Services Program merchants to 3,123 merchants.

Qualified transaction amounts at our participating merchants increased $17,119, or 8.4%, to $221,659 for the six months ended June 30, 2008 compared to the same period in the prior year as a result of the increase in merchant count. Qualified transaction amounts increased at a slower rate than our merchant count mainly due to the management of our members’ share of individual restaurants’ business a decline in membership of certain partner programs, a decline in average member transaction amount and a change in the composition of our merchant portfolio to include more merchants with lower prices.

Total sales yield increased to 56.3% for the six months ended June 30, 2008 compared to 53.7% for the same period in the prior year mainly due to both the increase in sales yield in the Marketing Credits Program and a higher proportion of merchants participating in the Marketing Credits Program, offset by a decrease in sales yield of the Marketing Services Program. The Marketing Credits Program sales yield increased to 75.5% during the six months ended June 30, 2008 compared to 72.4% during the same period in the prior year. Beginning in the fourth quarter of 2007, we shortened usage periods of new Marketing Credits deals, which resulted in a higher cost of sales. In order to maintain profitability of Marketing Credits deals that have a higher cost of sales, we require a higher sales yield on these transactions. Sales yield for the Marketing Services Program decreased to 16.4% during the six months ended June 30, 2008 from 17.3% for the same period in the prior year as we have lowered the price of this product in select markets.

Sales for the six months ended June 30, 2008 increased 13.7% as compared with the same period in the prior year primarily due to an increase in merchant count, a change in our merchant mix that resulted in a higher proportion of our merchants in the Marketing Credits Program in relation to the Marketing Services Program and higher Marketing Credits sales yield. Marketing Credits sales increased 15.6% during the six months ended June 30, 2008 as compared to the same period in the prior year while Marketing Services Program sales decreased 1.6% between periods.

Cost of sales increased to 52.5% of total sales and 58.0% of Marketing Credit Program sales for the six months ended June 30, 2008 compared to 49.9% of total sales and 56.1% of Marketing Credit Program sales for the same period in the prior year. This increase was due to our effort, beginning in the fourth quarter of 2007, to shorten usage periods of new Marketing Credits deals. Marketing Credits deals with shorter usage periods typically have a higher cost of sales.

The provision for losses remained the same as a percentage of total sales at 4.4% and decreased slightly to 4.9% of Marketing Credits Program sales for the six months ended June 30, 2008 compared with 5.0% of Marketing Credits Program sales for the same period in the prior year. As previously discussed in Critical Accounting Policies and Estimates, the revised methodology was applied to our entire portfolio and resulted in approximately $1,500 of additional provision for losses expense during the three months ended June 30, 2008. The provision for both periods included reserves for both our dining credits portfolio and RCR Loan notes. The provision for losses for RCR Loan notes was $627 and $278 for the six months ended June 30, 2008 and 2007, respectively. We decided to exit the RCR Loan product effective January 2008, although we continue to service RCR Loan notes that we previously purchased. Net write-offs totaled $7,424 during the six months ended June 30, 2008 as compared to net write-offs of $279 during the same period in the prior year. As previously discussed, we updated our write-off policy in the beginning of 2008 to further refine when an account should be written-off. As a result of this updated policy, we recognized higher write-offs in 2008 as compared with the prior year. Because a majority of this amount was previously reserved in the allowance for doubtful accounts, the change in this policy did not materially affect the provision for losses during the six months ended June 30, 2008.

Member benefits expense decreased to $15,068 or 12.1% of sales for the six months ended June 30, 2008 compared with $19,165, or 17.5% of sales for the same period in the prior year. As described above, we implemented revised benefit offerings with all but one of our partners that went into effect during the first quarter of 2008. This revised structure resulted in lower member benefit costs. In addition, member benefits as a percentage of sales decreased as a result of the increase in sales yield. Partially offsetting this cost savings was an expense of $1,678 recorded during the six months ended June 30, 2008 relating to our minimum purchase obligations with various partners. There was no such expense during the same period in the prior year.

Net revenues increased to $38,739, or 31.0% of sales during the six months ended June 30, 2008 as compared to $30,937 or 28.2% of sales during the same period in the prior year. The increase was mainly due to an increase in sales and a decrease in member benefits expense, offset by an increase in cost of sales.

Membership and other income decreased $250 or 27.2% for the six months ended June 30, 2008 compared with the same period in the prior year. The decrease can be primarily attributed to the decline in fee paying members and the impact of an earn-your-dues dining program in which members earn their annual fees through the reduction of their cash back rewards savings. Beginning in mid-2008, we introduced a new membership program that eliminated annual fees and we expect further decreases in fee paying members over time.

Operating Expenses

Salaries and benefits increased $588, or 5.7%, to $10,864 for the six months ended June 30, 2008 from $10,276 for the same period in the prior year primarily due to an increase in management incentive compensation accruals.

Sales commissions and expenses decreased to 7.9% of sales for the six months ended June 30, 2008 compared to 9.5% of sales for the same period in the prior year due to a decrease in salary expense and travel costs related to sales employee headcount reductions, primarily in connection with the discontinuation of the RCR Loan Program and increased productivity of the sales force, offset by an increase in the sales incentive compensation accruals.

Professional fees increased $165, or 12.2%, to $1,513 for the six months ended June 30, 2008 as compared to $1,348 for the same period in the prior year. The decrease can be primarily attributed to an increase in legal fees, offset by a reduction in accounting fees.

Member and merchant marketing expenses decreased $1,648 or 44.9% for the six months ended June 30, 2008 compared with the same period in the prior year as we continue to migrate our marketing efforts away from direct print mail and focus on more cost efficient email marketing.

Depreciation and amortization costs increased $462 or 19.8% for the six months ended June 30, 2008 compared to the same period in the prior year as we continue to invest in the development of our websites, technology investments supporting the automation of internal processes, leasehold improvements for our office space and general information technology investments.

General and administrative expenses decreased $548 or 7.7% for the six months ended June 30, 2008 compared to the same period in the prior year. The decrease was primarily due to a decrease in rent and office expenses, a decrease in severance expenses and a decrease in management travel costs, offset by an increase in stock compensation expense of $724 due to the accelerated vesting of restricted stock units for our Board of Directors.

During the six months ended June 30, 2007, we reversed $11,631 in litigation and related expenses which consisted of $11,606 relating to the California class action lawsuit and $25 relating to the Source Inc. litigation as discussed in Note 3 of the unaudited condensed consolidated financial statements.

Other Income and Expense

Interest and other income decreased $1,100 to $398 for the six months ended June 30, 2008 compared with the same period in the prior year as a result of lower cash and cash equivalent balances and a change in investment strategy which resulted in lower interest rates period over period. Interest expense and financing costs decreased $437 to $1,156 due to a decrease in interest expense recorded for our convertible subordinate debentures as a result of our purchase of $15,000 of our outstanding convertible subordinate debentures in late 2007 and $2,100 in the first quarter of 2008 as discussed below under Liquidity and Capital Resources. In addition, we recorded a gain of $128 relating to the purchase of outstanding convertible subordinated debentures in the first quarter of 2008.

Income tax provision

Our effective rate for the six months ended June 30, 2008 was 40.9% compared with 37.5% for the same period in the prior year. The increase primarily resulted from an increase in the effective rate of state and local taxes, permanent differences resulting from the issuance of restricted stock units and a decrease in tax-exempt interest recorded during the six months ended June 30, 2008.

Net income

Net income was $3,067 for the six months ended June 30, 2008 compared with $5,138 for the same period in the prior year. The decrease in net income was a result of an expense reversal during 2007 relating to the California class action suit, offset by an increase in sales and a decrease in member benefit expense in 2008.

Basic weighted average number of shares outstanding increased to 27,136 for the six months ended June 30, 2008 compared to 26,934 for the same period in the prior year and diluted weighted average shares outstanding increased to 27,394 for the three months ended June 30, 2008 compared to 27,064 for the same period in the prior year primarily due to the issuance of shares upon the vesting of restricted stock unit awards during the first and second quarters of 2008.

LIQUIDITY AND CAPITAL RESOURCES

General

Cash and cash equivalents were $45,460 as of June 30, 2008, an increase of $9,943 from December 31, 2007. During the six months ended June 30, 2008, cash provided by operating activities was $14,292, primarily due to an increase in sales.

Net cash used in investing activities for the six months ended June 30, 2008 was $2,412 from our investments in capital expenditures. Capital expenditures consisted principally of continued development of our websites and general information technology investments.

Net cash used in financing activities was $1,963 for the six months ended June 30, 2008 due to the purchase of a portion of our outstanding convertible subordinate debentures.

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

Convertible Subordinated Debentures

On October 15, 2003, we completed a private placement of $70,000 principal amount of our 3.25% Convertible Subordinated Debentures with a final maturity date of October 15, 2023. During the six months ended June 30, 2008, we purchased $2,100 of the Convertible Subordinate Debentures for $1,963 utilizing a portion of our cash and cash equivalents reserves and recognized a gain on extinguishment of $128. The outstanding balance of the convertible subordinate debentures as of June 30, 2008 was $52,900.

Holders of the debentures may require us to repurchase for cash all or part of their debentures on October 15, 2008 at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest, which we expect holders of the debentures to do. We currently expect to fund the repurchase, if necessary, out of our cash reserves and advances under our senior secured credit facility described below under the heading “Revolving Credit Facility.” As more fully set forth below, advances under the credit facility are subject to certain conditions precedent, including the accuracy of certain representations and warranties and the absence of any default or unmatured default. If we are not permitted to borrow under this credit facility prior to October 15, 2008 because these conditions are not met, we expect that we would raise additional cash to purchase the debentures by reducing the amount of dining credits that we purchase. If we were to reduce the amount of dining credits that we purchase, our Marketing Credits Program revenues would be lower than if we did not reduce the amount of dining credits that we purchase. However, if a condition precedent to our borrowing under the credit facility is not met shortly before October 15, 2008 that prevents us from borrowing under the credit facility, we may not be able to generate sufficient cash from reducing the purchase of dining credits for the purchase of all debentures on October 15, 2008. In this event, we would seek alternative financing, but we can offer no assurances that we will be able to obtain alternative financing. Our failure to repurchase the debentures because we do not have cash available or are unable to raise sufficient cash would cause us to be in default under the debentures and may have a material adverse effect on us.

The debentures bear interest at 3.25% per annum, payable on April 15 and October 15 of each year. There were no interest payments outstanding at June 30, 2008. The net proceeds from the offering were $67,500 and the issuance costs of $2,500 are being amortized over five years. If we are not required to repurchase all of the debentures on October 15, 2008, holders of the debentures may require us to repurchase for cash all or part of their debentures on October 15, 2013 and October 15, 2018 or upon a change of control. We may redeem the debentures, in whole or in part, at any time after October 15, 2008 at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. At the election of a holder, the debentures are convertible prior to the maturity date into shares of our common stock at an initial conversion price of $17.89 per share, subject to adjustment for certain events, upon the occurrence of any of the following: (i) the closing price of our common stock on the trading day prior to the conversion date was 110% or more of the conversion price of the debentures on such trading day; (ii) we have called the debentures for redemption; (iii) the average of the trading prices of the debentures for any five consecutive trading day period was less than the average conversion value for the debentures during that period, subject to certain limitations; or (iv) we make certain distributions to holders of our common stock or enter into specified corporate transactions. If a holder elects to convert its debentures, the Company may elect to pay cash to such holder in lieu of issuing shares of common stock.

Contractual Obligations and Commitments

We lease facilities under long-term operating leases. These contractual obligations entered into in the ordinary course of business are not required to be reflected in our consolidated balance sheets, but may impact our liquidity. The following table sets forth our future minimum lease payments under non-cancelable operating leases, long-term debt and other contractual obligations and commitments at June 30, 2008:

	Payments Due by Period
Contractual Obligations and Commitments	Total	Remaining Two Quarters of 2008	2009	2010	2011-2012	2013 and after
Convertible subordinated debentures (including net interest)	$53,760	$53,760	$—	$—	$—	$—
Vendor contracts	32,560	14,440	10,260	6,960	720	180
California class action litigation settlement and related expenses	6,054	2,799	3,255	—	—	—
Operating leases	4,838	919	1,398	1,171	1,150	200
Revolving credit facility	88	31	57	—	—	—

Total	$97,300	$71,949	$14,970	$8,131	$1,870	$380

Revolving Credit Facility

On November 6, 2007, we entered into a $25,000 senior secured revolving credit facility with RBS Business Capital (the “Lender”). We amended this credit facility on August 11, 2008 to, among other matters, increase the amount we may borrow under the credit facility to a maximum of $40,000. The Lender has committed to $25,000 under the credit facility and intends to seek commitments for the additional $15,000 from other lenders. The maturity date of the credit facility is August 11, 2011. The credit facility is secured by substantially all of our assets. Up to $1,000 of the facility can be used for letters of credit. The interest rates under the credit facility vary and are based on the Lender’s prime rate and/or LIBOR. The amount we may borrow is based on the amount of our accounts receivable and dining credits, as determined under the credit facility. Advances under the credit facility are subject to certain conditions precedent, including the accuracy of certain representations and warranties and the absence of any default or unmatured default. We may use $15,000 of the credit facility to purchase our 3.25% Convertible Subordinated Debentures. We may use advances for working capital, capital expenditures, permitted acquisitions and other purposes described in the credit facility.

The credit facility has financial covenants that we will maintain a minimum ratio of debt to cash flow, fixed charges to borrowed amounts and certain ratios related to our dining credits portfolio. The credit facility contains customary representations, warranties and covenants and includes customary events of default, including a change of control provision. We do not currently have any borrowings outstanding under this credit facility.

Dining Credits

Dining credits funded (net dining credits less accounts payable—dining credits) was $83,330 at June 30, 2008, a decrease of $4,470 from December 31, 2007. Accounts payable-dining credits represent the unfunded portion of dining credits that we have an option, but not an obligation, to purchase from our merchants. The decrease between periods in dining credits funded is due primarily to increased sales and a decline in the purchases of new dining credits. As previously discussed, during the fourth quarter of 2007 and the first quarter of 2008 we implemented more conservative dining credits purchasing policies aimed at reducing the amount of dining credits we purchase from each merchant, which lowers average usage period of the dining credits portfolio. We believe that the purchase of future dining credits can generally be funded from cash generated from operations, subject to the cash required to redeem the outstanding convertible debentures.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of June 30, 2008 or December 31, 2007.

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

Our exposure to market risk for changes in interest rates is limited to the exposure related to our revolving credit facility which is tied to market rates. Our revolving credit facility is tied to the Eurodollar rate, which is basically LIBOR, plus an applicable rate. The Eurodollar rate is subject to interest rate risk. However, as of June 30, 2008, there was no outstanding amount under this revolving credit facility.

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

Our annual meeting of stockholders was held on May 12, 2008.

(b)	Election of Directors

At our annual meeting of stockholders, the stockholders elected the following persons to the Board of Directors: (1) Donald J. Liebentritt, (2) Ronald L. Blake, (3) Raymond A. Gross, (4) F. Philip Handy (5) Marc C. Particelli, (6) Michael J. Soenen, (7) Mark R. Sotir

(c)	Matters Voted Upon

(i)	The stockholders voted as follows with respect to the election of the seven (7) directors (shares in thousands):

Donald J. Liebentritt
For	24,931
Withheld/Against	244
Exceptions/Abstain	—

Total shares voted	25,175
Broker no vote	1,776

Total shares eligible to vote	26,951

Ronald L. Blake
For	24,931
Withheld/Against	244
Exceptions/Abstain	—

Total shares voted	25,275
Broker no vote	1,776

Total shares eligible to vote	26,951

Raymond A. Gross
For	24,931
Withheld/Against	244
Exceptions/Abstain	—

Total shares voted	25,275
Broker no vote	1,776

Total shares eligible to vote	26,951

F. Philip Handy
For	20,891
Withheld/Against	4,284
Exceptions/Abstain	—

Total shares voted	25,175
Broker no vote	1,776

Total shares eligible to vote	26,951

Marc C. Particelli
For	25,032
Withheld/Against	143
Exceptions/Abstain	—

Total shares voted	25,175
Broker no vote	1,776

Total shares eligible to vote	26,951

Michael J. Soenen
For	25,032
Withheld/Against	142
Exceptions/Abstain	—

Total shares voted	25,174
Broker no vote	1,777

Total shares eligible to vote	26,951

Mark R. Sotir
For	25,032
Withheld/Against	143
Exceptions/Abstain	—

Total shares voted	25,175
Broker no vote	1,776

Total shares eligible to vote	26,951

(ii)	The stockholders also voted to ratify the appointment of our independent registered accounting firm for 2008. The stockholders voted as follows with respect to the ratification of the appointment of our independent registered accounting firm for 2008 (shares in thousands):

For	25,085
Withheld/Against	71
Exceptions/Abstain	19

Total shares voted	25,175
Broker no vote	1,776

Total shares eligible to vote	26,951

Item 5.	Other Information

On August 11, 2008, we entered into a First Amendment to Loan and Security Agreement with RBS Business Capital (the “Lender”), which amends the Loan and Security Agreement, dated as of November 6, 2007, between the Lender and us. The amendment permits us to use up to $15 million of borrowings under the credit facility to repurchase our 3.25% Convertible Subordinated Debentures, increases the borrowing limit under the facility from $25 million to $40 million, permits us to use borrowings under the facility for certain acquisitions and extends the maturity date to August 11, 2011. The amendment also revises the interest rate payable under the credit facility. The Lender has committed to provide up to $25 million under the credit facility and has agreed to seek to obtain an additional commitment of $15 million from one or more other financial institutions.

The amendment also revises the financial covenants to provide that we will maintain a minimum ratio of debt to cash flow, fixed charges to borrowed amounts and certain ratios related to our dining credits portfolio.

We do not currently have any borrowings outstanding under this credit facility.

This summary is qualified in its entirety by reference to the amendment, a copy of which is attached hereto as Exhibit 10.1.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.4	Indenture, dated as of October 15, 2003, as amended and restated as of February 4, 2004, between Rewards Network Inc. and LaSalle Bank National Association is incorporated herein by reference to Exhibit 4.15 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.5	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC is incorporated herein by reference to Exhibit 4.18 to iDine Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 14, 2003.

10.1*	First Amendment to Loan and Security Agreement, dated as of August 11, 2008, between Rewards Network Inc. and each of its domestic subsidiaries signatory thereto and RBS Business Capital.

10.2*	Second Amendment to the United Mileage Plus Participation Agreement, dated as of February 8, 2008, between Rewards Network Services Inc. and Mileage Plus Holdings, Inc.

10.3*	Processor Agreement, dated as of August 23, 2004, between Rewards Network Inc. and Golden Receiver Systems. Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

10.4*	First Amendment to Processor Agreement, dated as of March 1, 2005, between Rewards Network Inc. and Golden Receiver Systems, L.L.C. Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REWARDS NETWORK INC.

August 11, 2008	/s/ CHRISTOPHER J. LOCKE
Christopher J. Locke Senior Vice President and Chief Financial Officer (Principal Financial Officer and on behalf of the registrant)

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.4	Indenture, dated as of October 15, 2003, as amended and restated as of February 4, 2004, between Rewards Network Inc. and LaSalle Bank National Association is incorporated herein by reference to Exhibit 4.15 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.5	Registration Rights Agreement, dated October 8, 2003, between iDine Rewards Network Inc. and Credit Suisse First Boston LLC is incorporated herein by reference to Exhibit 4.18 to iDine Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 14, 2003.

10.1*	First Amendment to Loan and Security Agreement, dated as of August 11, 2008, between Rewards Network Inc. and each of its domestic subsidiaries signatory thereto and RBS Business Capital.

10.2*	Second Amendment to the United Mileage Plus Participation Agreement, dated as of February 8, 2008, between Rewards Network Services Inc. and Mileage Plus Holdings, Inc.

10.3*	Processor Agreement, dated as of August 23, 2004, between Rewards Network Inc. and Golden Receiver Systems. Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

10.4*	First Amendment to Processor Agreement, dated as of March 1, 2005, between Rewards Network Inc. and Golden Receiver Systems, L.L.C. Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith