Form 10-Q
period 2008-09-30
REWARDS NETWORK INC
filed 2008-11-06
CIK 78536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

As of November 4, 2008, there were 27,002,455 shares of the registrant’s common stock, par value $.02 per share, outstanding.

INDEX

REWARDS NETWORK INC. AND SUBSIDIARIES

REWARDS NETWORK INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,457	$35,517
Accounts receivable, net of allowance for doubtful accounts of $2,706 and $3,420, respectively	5,321	10,101
Dining credits, net of allowance for doubtful accounts of $20,876 and $21,257, respectively	82,389	94,880
Deferred income taxes	10,653	10,014
Prepaid expenses	1,168	1,675
Income taxes receivable	936	3,036

Total current assets	118,924	155,223
Property and equipment, net of accumulated depreciation and amortization of $27,223 and $24,592, respectively	11,363	11,818
Other assets	387	233
Goodwill	8,117	8,117
Deferred income taxes	329	1,153

Total assets	$139,120	$176,544

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable—dining credits	$4,619	$7,080
Accounts payable—member benefits	8,205	7,672
Accounts payable—trade	2,132	1,573
Accrued compensation	3,748	1,280
Other current liabilities	2,956	4,237
Deferred membership fee income	644	750
Litigation and related accruals, current	3,232	2,987
Convertible subordinated debentures	14,788	55,000

Total current liabilities	40,324	80,579
Litigation and related accruals, net of current portion	—	3,123

Total liabilities	40,324	83,702

Stockholders’ equity:
Common stock, par value $0.02 per share; authorized 70,000 shares; issued 27,127 shares; outstanding 27,002 and 26,851 shares, respectively	542	542
Additional paid-in capital	67,225	66,787
Accumulated other comprehensive income:
Foreign currency translation, net of income taxes	603	827
Retained earnings	31,404	26,845
Treasury stock, at cost (125 and 276 shares, respectively)	(978)	(2,159)

Total stockholders’ equity	98,796	92,842

Total liabilities and stockholders’ equity	$139,120	$176,544

See accompanying notes to consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating revenues:

Sales	$62,442	$57,180	$187,228	$166,918

Cost of sales	33,246	28,652	98,741	83,439
Provision for losses	2,949	3,171	8,433	8,020
Member benefits	7,926	8,724	22,994	27,889

Total direct expenses	44,121	40,547	130,168	119,348

Net revenue	18,321	16,633	57,060	47,570
Membership fees and other income	308	409	977	1,328

Total operating revenues	18,629	17,042	58,037	48,898

Operating expenses:
Salaries and benefits	5,414	5,063	16,278	15,339
Sales commissions and expenses	4,921	5,072	14,784	15,541
Professional fees	836	369	2,349	1,717
Member and merchant marketing	978	1,752	3,003	5,425
Depreciation and amortization	1,246	1,117	4,036	3,445
General and administrative	3,150	2,937	9,684	10,019
Litigation and related expenses	—	—	—	(11,631)

Total operating expenses	16,545	16,310	50,134	39,855

Operating income	2,084	732	7,903	9,043

Other income (expense):

Interest and other income	229	636	627	2,134
Interest expense and financing costs	(446)	(783)	(1,602)	(2,376)
Gain on extinguishment of convertible subordinated debentures	138	739	266	739

Income before income tax provision	2,005	1,324	7,194	9,540

Income tax provision	513	179	2,635	3,257

Net income	$1,492	$1,145	$4,559	$6,283

Earnings per share of common stock:
Basic	$0.05	$0.04	$0.17	$0.23

Diluted	$0.05	$0.04	$0.17	$0.23

Weighted average number of common and common equivalent shares outstanding:
Basic	27,201	27,038	27,157	26,969

Diluted	27,455	27,120	27,443	27,098

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	(Unaudited)
	2008	2007
Cash flows from operating activities:
Net income	$4,559	$6,283

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,036	3,445
Loss on disposal of fixed assets	53	68
Amortization of deferred financing costs	259	401
Provision for losses	8,433	8,020
Stock-based compensation	1,686	710
Deferred income taxes	186	4,455
Gain on extinguishment of convertible subordinated debentures	(266)	(739)

Changes in assets and liabilities:
Accounts receivable	4,165	(5,289)
Dining credits including accounts payable—dining credits	2,021	(21,701)
Prepaid expenses	395	5
Income taxes receivable	2,101	(1,366)
Other assets	(404)	463
Accounts payable—member benefits	540	1,716
Accounts payable—trade	443	(687)
Accrued compensation	2,470	(1,946)
Other liabilities	(1,335)	(539)
Deferred membership fee income	(106)	(203)
Litigation and related accruals	(2,877)	(12,397)

Net cash provided by (used in) operating activities	26,359	(19,301)

Cash flows from investing activities:

Purchases of available for sale securities	—	(1,125)
Sales of available for sale securities	—	2,760
Additions to property and equipment, net	(3,607)	(5,930)

Net cash used in investing activities	(3,607)	(4,295)

Cash flows from financing activities:
Tax benefit from the exercise of stock options	5	27
Proceeds from the exercise of stock options	107	249
Purchase of convertible subordinated debentures	(39,870)	(14,150)

Net cash used in financing activities	(39,758)	(13,874)

Effect of exchange rate on cash and cash equivalents	(54)	(424)

Net decrease in cash and cash equivalents	(17,060)	(37,894)

Cash and cash equivalents:
Beginning of the period	35,517	52,496

End of the period	$18,457	$14,602

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,263	$1,138

Income taxes	$1,421	$140

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except per share data)

Note 1 - Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these interim financial statements in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments that are of a normal recurring nature necessary to fairly present the unaudited condensed consolidated financial position of Rewards Network Inc. and its subsidiaries (collectively, the “Company”) at September 30, 2008, unaudited condensed consolidated results of operations of the Company for the three and nine months ended September 30, 2008 and 2007 and unaudited condensed consolidated statements of cash flows of the Company for the nine months ended September 30, 2008 and 2007 have been made. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 17, 2008. The condensed consolidated balance sheet as of December 31, 2007 is derived from the Company’s audited consolidated financial statements.

Nature of operations: Rewards Network Inc. (the “Company”) operates the leading frequent dining programs in North America by marketing its participating restaurants to members of these programs and by providing incentives to members to dine at these restaurants. Participating restaurants benefit from these marketing efforts, reporting of program results, customer feedback through member comments as well as access to capital offered by the Company. In addition to operating the frequent dining programs of leading airline frequent flyer programs, clubs and other affinity organizations, the Company offers its own frequent dining program through its website, www.rewardsnetwork.com.

The Company markets participating restaurants to members principally through the Internet and email. The Company’s programs are designed to increase the frequency of dining and amount spent on dining by members at participating restaurants by providing incentives to members to dine at these restaurants, including airline miles, college savings rewards, reward program points, and Cashback RewardsSM savings. The Company also offers reporting and customer feedback to participating restaurants and provides aggregate data regarding members’ activity and member feedback through comments and ratings gathered from surveys. In addition, the Company provides access to capital by purchasing a portion of future member transactions from participating restaurants in bulk and in advance. Bars and clubs also participate in the Company’s programs, and for purposes of describing its business, are included when the terms “restaurants” or “merchants” are used.

The Company is paid for its services and, if applicable, receives the portion of a member’s transaction that the Company purchased only if a member dines at a participating restaurant when rewards are available and pays using a payment card that the member registered with the Company. The Company’s revenue is equal to a percentage of the amount of the member’s total dining transaction. These revenues are applied to recover the Company’s costs where the Company has purchased a portion of future member transactions; provide rewards to members; cover its selling, marketing, general and administrative expenses; and generate operating income that provides a return for its stockholders.

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

Note 2 - Certain Relationships and Related Party Transactions (square footage not in thousands)

Active agreements

On May 5, 2003, the Company entered into an office lease agreement, which was amended on May 8, 2006 and August 24, 2006, with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, a limited partnership comprised in part of certain trusts. Samstock, L.L.C., the Company’s largest stockholder, is indirectly owned by these trusts. The trustee of these trusts is Chai Trust Company, L.L.C., and Donald J. Liebentritt, the Chairman of the Company’s Board of Directors, is President of Chai Trust Company, L.L.C. The lease, as amended, provides for 28,721 square feet of office space at Two North Riverside Plaza, Chicago, Illinois and has a term from September 1, 2003 through August 31, 2011. The Company paid rent of $135 and $132 for the three months ended September 30, 2008 and 2007, respectively and $403 and $392 for the nine months ended September 30, 2008 and 2007, respectively.

The Company has entered into two storage space lease agreements with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, one dated November 2, 2005 and one dated October 22, 2003. The leases provide for an aggregate of 1,130 square feet of storage space at Two North Riverside Plaza, Chicago, Illinois. The term of both leases is month-to-month. The Company paid rent of $3 for each of the three months ended September 30, 2008 and 2007 and $10 for each of the nine months ended September 30, 2008 and 2007.

The future minimum lease obligations for the above leases are as follows:

Remaining quarter of 2008	$137
Year ending December 31, 2009	554
Year ending December 31, 2010	570
Year ending December 31, 2011	361

Total minimum lease payments	$1,622

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

Terminated agreements

On August 4, 2005, the Company entered into an office license agreement with WA-Columbia Center, L.L.C., an affiliate of Equity Office Properties Trust. The license was for office space at 701 Fifth Avenue, Suite 1410, Seattle, Washington. The term of the license was from August 1, 2005 through July 31, 2008; however, the Company terminated the license effective July 31, 2007 for $15. The Company paid rent of $2 for the three months ended September 30, 2007 and $16 for the nine months ended September 30, 2007.

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

On March 6, 2007, the Company entered into a formal agreement with the representative plaintiffs acting on behalf of a Settlement Class to settle this litigation. On August 23, 2007, the District Court issued an order granting formal approval of the settlement and it became final on September 24, 2007 after no appeal was taken. The amounts that members of the Settlement Class are entitled to under the settlement were determined through a claims process that resulted in a payment of the first installment for virtually all of the claims in December 2007. The Company also made payments to the representative plaintiffs and the first installment of payments to class counsel in December 2007. The Company paid the second installment for virtually all of the claims and to class counsel as scheduled in July 2008. The last remaining installment will be paid in the first quarter of 2009.

The Company previously recorded $38,771 in expense relating to the California class action suit, which included $29,424 of expense recorded during the fourth quarter of 2006. $13,217 of the expense recorded was subsequently reversed during 2007. The Company established the original reserve in the fourth quarter of 2006 based on management’s initial estimate of the cost of the settlement and related legal and administrative expenses. The related legal and administrative expenses include legal expenses incurred by the Company, legal expenses from the plaintiff’s attorneys, claims administration costs and class representation costs. The reversal was based on a review of the claims filed by class members and management’s best estimate of claims that could have been filed before the end of the claims filing period. The balance of the accrual relating to this litigation as of September 30, 2008 was $3,232 and is expected to be paid during the quarter ended March 31, 2009. The claims filing period closed on October 8, 2007; however, the reserve may be further adjusted once final payments are made. The liability initially recorded included future legal and administrative costs as allowed under Emerging Issues Task Force (“EITF”) Topic No. D-77, “Accounting for Legal Costs Expected to Be Incurred in Connection with a Loss Contingency.” The total litigation accrual was calculated using the discounted cash flow method. As such, the Company reduced the liability by $536 as a result of this discounted cash flow and is amortizing this amount to expense. The amortization expense was $93 and $92 for the three months ended September 30, 2008 and 2007, respectively and $169 and $275 for the nine months ended September 30, 2008 and 2007, respectively. The remaining balance of $75 as of September 30, 2008 will be amortized through the first quarter of 2009.

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

	Balance at December 31, 2006	Amounts Paid	Adjustments	Reclassifications	Interest Expense	Balance at December 31, 2007	Amounts Paid	Reclassifications	Interest Expense	Balance at September 30, 2008
California Class Action Suit:
Expense for Class	$16,740	$(1,427)	$(12,597)	$—	$133	$2,849	$(1,573)	$—	$85	$1,361
Related legal and administrative expenses	11,710	(7,862)	(746)	—	159	3,261	(1,624)	150	84	1,871
Dining credits reserve	—	—	126	(126)	—	—	—	—	—	—

Total California litigation	28,450	(9,289)	(13,217)	(126)	292	6,110	(3,197)	150	169	3,232

Source Inc. litigation:
Settlement	200	(175)	(25)	—	—	—	—	—	—	—

Total Source Inc. litigation	200	(175)	(25)	—	—	—	—	—	—	—

Total litigation and related expenses	$28,650	$(9,464)	$(13,242)	$(126)	$292	$6,110	$(3,197)	$150	$169	$3,232

Note 4 - Basic and Diluted Net Income per Share

Basic and diluted net income per share was computed by dividing net income available to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding for each period presented. Weighted average shares of common stock equivalents of 1,808 and 3,679 for the three months ended September 30, 2008 and 2007, respectively, and 2,608 and 3,834 for the nine months ended September 30, 2008 and 2007, respectively, were excluded as their effect would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$1,492	$1,145	$4,559	$6,283

Weighted average number of common and common equivalent shares outstanding
Basic	27,201	27,038	27,157	26,969
Stock options and restricted stock	254	82	286	129

Diluted	27,455	27,120	27,443	27,098

Earnings per share of common stock
Basic	$0.05	$0.04	$0.17	$0.23

Diluted	$0.05	$0.04	$0.17	$0.23

Note 5 - Business and Credit Concentrations

As of September 30, 2008, the Company had contracts or relationships with eight major airlines that offer frequent flyer miles as rewards. Members of each of the Upromise Inc., American Airlines Inc. and United Air Lines programs represented 10% or more of the Company’s sales for the three and nine months ended September 30, 2008. Members of each of the United Air Lines and Upromise Inc. programs represented 10% or more of the Company’s sales for the three and nine months ended September 30, 2007. The following table illustrates the Company’s partner sales concentration as a percentage of total sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Airlines	57%	57%	56%	58%
All partners that each represent 10% or more of sales	57%	42%	55%	42%

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

Remaining quarter of 2008	$11,073
2009	10,260
2010	6,960
2011	360
2012	360
2013	180

Total minimum partner and vendor obligations	$29,193

As of September 30, 2008, the Company has recorded a liability totaling $2,098 related to its minimum purchase obligations for 2008.

Note 7 - Comprehensive Income

The Company’s comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$1,492	$1,145	$4,559	$6,283
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(166)	(48)	(224)	(105)

Total comprehensive income	$1,326	$1,097	$4,335	$6,178

Note 8 - Revolving Line of Credit

On November 6, 2007, the Company entered into a $25,000 senior secured revolving credit facility with RBS Business Capital (the “Lender”). The Company amended this credit facility on August 11, 2008 to, among other matters, increase the amount the Company may borrow under the credit facility to a maximum of $40,000. The Lender has committed to $25,000 under the credit facility and intends to seek commitments for the additional $15,000 from other financial institutions. As of September 30, 2008, the Company had no borrowings against this credit facility. The maturity date of the credit facility is August 11, 2011. The credit facility is secured by substantially all of the Company’s assets. Up to $1,000 of the facility can be used for letters of credit. The interest rates under the credit facility vary and are based on the Lender’s prime rate and/or LIBOR. The amount the Company may borrow is based on the amount of the Company’s accounts receivable and dining credits, as determined under the credit facility. Advances under the credit facility are subject to certain conditions precedent, including the accuracy of certain representations and warranties and the absence of any default or unmatured default. The Company may use advances for working capital, capital expenditures, permitted acquisitions and for other purposes described in the credit facility.

The credit facility has financial covenants that the Company will maintain a minimum ratio of debt to cash flow, fixed charges to borrowed amounts and certain ratios related to the Company’s dining credits portfolio. The credit facility contains customary representations, warranties and covenants and includes customary events of default, including a change of control provision. The Company can offer no assurances that it will be in compliance with all conditions precedent and all representations and warranties at a time when the Company would like to borrow under the credit facility. Further, the Company may not be able to borrow the full amount under the credit facility if the Company’s dining credits portfolio or adjusted earnings before interest expense, income taxes, depreciation and amortization, as defined in the credit facility, decreases substantially. These limitations on borrowings may apply if the Company becomes more conservative in the Company’s dining credits purchases in light of current economic conditions and the performance of the Company’s restaurants or if the Company’s earnings decline as discussed in the overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company was in compliance with all of the covenants under this facility as of September 30, 2008.

Note 9 - Subsequent Event

On October 15, 2003, the Company completed a private placement of $70,000 principal amount of their 3.25% Convertible Subordinated Debentures with a final maturity date of October 15, 2023. The net proceeds from the offering were $67,500 and the issuance costs of $2,500 were amortized over five years. During the nine months ended September 30, 2008, the Company purchased $40,212 of the convertible subordinated debentures for $39,870 utilizing a portion of their cash and cash equivalents balances and recognized a gain on extinguishment of $266. The outstanding balance of the convertible subordinated debentures as of September 30, 2008 was $14,788.

On October 15, 2008, the Company purchased $14,588 of the convertible subordinated debentures pursuant to a repurchase offer as required by the indenture governing the convertible subordinated debentures. The purchase price was $14,828, equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. The Company purchased the remaining $200 of convertible subordinated debentures on October 20, 2008 for a purchase price of $200. There was no gain recorded for the October 2008 purchases, as the Company purchased the convertible subordinated debentures at 100% of the principle amount. The purchases of the final $14,788 of the convertible subordinated debentures were funded from the Company’s cash and cash equivalents balances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands, except per share data, headcount, restaurants in the program and average transaction amount)

You should read the following discussion together with our unaudited condensed consolidated financial statements and notes to those financial statements, which are included in this report. This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “intends,” “expects,” “could,” “should,” “plans,” “believes,” “estimates” or words or phrases of similar import generally identify forward-looking statements. You are cautioned that forward-looking statements are subject to risks, trends and uncertainties that could cause actual results, performance or achievements to differ materially from those expressed in any forward-looking statements. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to, the following: (i) our inability to attract and retain merchants, (ii) our dependence upon our relationships with payment card issuers, transaction processors, presenters and aggregators, (iii) changes to payment card association rules and practices, (iv) economic changes, (v) our susceptibility to restaurant credit risk and the risk that our allowance for losses related to restaurant credit risk in connection with dining credits may prove inadequate, (vi) our dependence on our relationships with airlines and other reward program partners for a significant number of members, (vii) the concentration of a significant amount of our rewards currency in one industry group, the airline industry, (viii) our inability to attract and retain active members, (ix) changes in our programs that affect the rate of rewards, (x) our inability to maintain an adequately-staffed sales force, (xi) our inability to maintain an appropriate balance between the number of members and the number of participating merchants in each market, (xii) our minimum purchase obligations and performance requirements, (xiii) network interruptions, processing interruptions or processing errors, (xiv) susceptibility to a changing regulatory environment, (xv) increased operating costs or loss of members due to privacy concerns of our program partners, payment card processors and the public, (xvi) the failure of our security measures, (xvii) the loss of key personnel, (xiii) increasing competition, and (xix) a shift toward Marketing Services Program that may cause revenues to decline. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time or otherwise, except as required by law. See the risk factors included as Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 for a more detailed discussion of the foregoing and other factors that could cause actual results to differ materially from those included in the forward-looking statements and that, among others, should be considered in evaluating our outlook.

OVERVIEW

We operate the leading frequent dining programs in North America by marketing our participating restaurants to members of these programs and by providing incentives to members to dine at these restaurants. Participating restaurants benefit from these marketing efforts, reporting of program results, customer feedback through member comments as well as access to capital offered by us. In addition to operating the frequent dining programs of leading airline frequent flyer programs, clubs and other affinity organizations, we offer our own frequent dining program through our website, www.rewardsnetwork.com.

We market participating restaurants to members principally through the Internet and email. Our programs are designed to increase the frequency of dining and amount spent on dining by members at participating restaurants by providing incentives to members to dine at these restaurants, including airline miles, college savings rewards, reward program points, and Cashback RewardsSM savings. We also offer reporting and customer feedback to participating restaurants and provide aggregate data regarding members’ activity and member feedback through comments and ratings gathered from surveys. In addition, we provide access to capital by purchasing a portion of future member transactions from participating restaurants in bulk and in advance. Bars and clubs also participate in our programs, and for purposes of describing our business, are included when the terms “restaurants” or “merchants” are used.

We are paid for our services and, if applicable, receive the portion of a member’s transaction that we purchased only if a member dines at a participating restaurant when rewards are available and pays using a payment card that the member registered with us. Our revenue is equal to a percentage of the amount of the member’s total dining transaction. These revenues are applied to recover our costs where we have purchased a portion of future member transactions; provide rewards to members; cover our selling, marketing, general and administrative expenses; and generate operating income that provides a return for our stockholders.

We primarily offer two programs to restaurants — our Marketing Services Program and Marketing Credits Program. In both the Marketing Services and Marketing Credits Programs, we market participating restaurants to members, offer incentives to members to dine at these restaurants and provide reporting on member activity and member feedback. We also provide restaurants that participate in the Marketing Credits Program with access to capital through our purchase of a portion of future member transactions. In discussing our business, we use the term “dining credits” to refer to the portion of future member transactions that we purchase. Our contracts include a separate fee for marketing, reporting on member activity, member feedback and frequency programs. We include all components of the Marketing Credits Program, including the payment for marketing, reporting on member activity, member feedback and frequency programs, in Marketing Credits Program sales and net revenues because we analyze our business in this manner.

In early 2007, we began to focus on increasing the number of restaurants that participate in our programs. We have supported our efforts to increase the number of restaurants by developing and training our sales force to recruit new restaurants and retain existing restaurants in line with our growth strategy. Our sales force becomes more effective over time as each individual sales person gains experience.

We ended the third quarter of 2008 with 522, or 5.7% more participating restaurants than the third quarter of 2007. This achievement significantly contributed to a 9.2% and 12.2% increase in sales for the three and nine months ended September 30, 2008, respectively, as compared to the same period in the prior year, and improved net income and operating cash flows for the three month and nine month periods ended September 30, 2008.

During most of 2007, we increased the size of our dining credits portfolio by increasing the amount of dining credits purchased from select restaurants that met our due diligence and risk assessment requirements. The purchase of more dining credits resulted in an increase in the usage period of those dining credits and allowed us to keep desirable restaurants in our program longer, without sacrificing the risk profile of the dining credits portfolio. This dining credits purchase policy contributed to an increase in our dining credits portfolio and an increase in the number of participating restaurants each quarter during 2007. However, beginning in December 2007, we became more conservative in light of the economic and credit uncertainty facing both the restaurant industry and consumers and to conserve liquidity due to the scheduled redemption of our convertible subordinated debentures in October 2008. As a result, we implemented more conservative dining credits purchasing policies aimed at generally reducing the amount of dining credits we purchase from individual restaurants. We continue to be conservative in our purchase of dining credits, given the current economic environment.

We made the decision to modify the amount of dining credits we purchase based upon our review of internal and external conditions. We continually evaluate our dining credits purchase policies by monitoring the performance of our dining credits portfolio and observing current economic trends facing the restaurant industry. In analyzing the appropriate amount of dining credits to purchase and, therefore, the length of the dining credits usage period for a particular restaurant, we consider the overall economic condition of the restaurant industry, the performance of participating restaurants generally and that individual restaurant’s credit profile, sales, and history in our program. We believe that purchasing fewer dining credits from individual restaurants is a conservative approach as we have less capital at risk with any individual restaurant. Although we may purchase fewer dining credits from individual restaurants, we continue to seek to grow our dining credits portfolio by increasing the number of restaurants from which we purchase dining credits.

As a result of our more conservative dining credits purchasing policies and increased sales, our net dining credits portfolio as of September 30, 2008 decreased to $82,389 from $94,880 at December 31, 2007. We generated higher sales as a result of more merchants in our portfolio while lowering the average amount of capital at risk through reducing the net dining credits usage period. Net dining credits usage period decreased to 7.5 months during the three months ended September 30, 2008 from 9.7 months during the same period in the prior year. We intend to continue our conservative approach with respect to our dining credits purchasing policies during the current climate of economic and credit uncertainty.

Our more conservative dining credits purchasing policies impact not only the size of the dining credits portfolio, but also various items in our Statement of Operations. Generally, a consequence of our purchase of fewer dining credits is a higher purchase price for the dining credits, which results in increased cost of sales. In order to maintain profitability of Marketing Credits Program restaurants that have a higher cost of sales, we require a higher sales yield in our deals with those restaurants. Higher sales yield increases the amount of each member transaction we retain as Marketing Credits Program sales. Higher sales yields also result in a decrease in member benefit expense as a percentage of each transaction which can partially or completely offset the increased cost of sales on that transaction.

Although deals with shorter usage periods should reduce our risk exposure while maintaining our profitability goals, shortening the dining credits usage period may, in some cases, result in increased restaurant attrition. Shortening the timeframe by purchasing fewer dining credits may require additional sales resources for retention efforts, and reduce the total revenue that we realize. If we are unable to renew the restaurant or replace it with a new restaurant, our revenues may decline.

During the second half of 2007, we were engaged in a project to restructure the member benefits we offer. We implemented revised benefit offerings with most of our partners that became effective January 1, 2008. As a result of these efforts, with the exception of one partner, we modified the member tier criteria to reward dining at participating restaurants and online engagement by providing the highest level of benefits to members that provide us with current email addresses, agree to receive our marketing promotions, dine frequently and who have completed a specified number of dines at participating restaurants. We also revised bonus opportunities to encourage members to complete surveys regarding their dining experience. As a result of our revised benefit offerings to focus on online engagement, member benefit expense decreased to 12.3% of sales for the nine months ended September 30, 2008 as compared to 16.7% of sales for the same period of the prior year. Year-to-date, we have driven increases in qualified transactions, active members and overall revenues while lowering marketing and member benefit expense a total of $7,317. Our new website platform, email marketing and rewards structure have contributed to higher revenues and improved member engagement at a lower cost.

As a result of our increase in sales, more conservative dining credits purchasing policies and our focus on controlling expenses, we generated strong operating cash flows during the first three quarters of 2008 which enabled us to repurchase our convertible subordinated debentures from our cash and cash equivalents balances.

In the third quarter of 2008, we experienced a decline in average transaction amount as a result of members spending less at our restaurants, either by spending less on a particular meal or by altering their dining behavior by dining at restaurants with lower prices. If member spend continues to decline, it would negatively impact several aspects of our business and financial results. If average transaction amount declines or members cut back on the frequency of their dines, our revenues may decline even if we are successful in increasing our merchant count and overall member engagement. A difficult economic environment may also cause an increase in merchants defaulting in their obligations to us, including restaurant closings, which may result in an increase in our loss reserve and write-offs and would make it more difficult to increase our merchant count. The amount of rewards currency that we provide to members is based on the amount the member spends at our restaurants. A decline in member spend, due to a declining average transaction amount, members dining at our restaurants less frequently or fewer merchants in our programs, may make it difficult for us to meet our minimum purchase obligations for some of our partners’ rewards currency, which would cause us to incur costs for rewards currencies that we may not be able to use. Finally, a deterioration of our financial performance could lead to a default under our credit facility with respect to certain financial covenants, which may limit our liquidity.

We monitor economic developments, member dining behavior and our restaurants’ business on an on-going basis and make business decisions based on the developments that we observe. As we discussed above, we have taken a more conservative approach with our dining credits purchases, which has resulted in a smaller dining credits portfolio and shorter usage periods. In response to the economic environment, we may take an even more conservative approach with our dining credits purchases in order to manage risk in our dining credits portfolio which would likely result in a further decrease in the size of our dining credits portfolio. We may also increase our loss reserves in response to our assessment of the economy and the performance of our restaurants. Throughout 2008, we have focused on managing our operating expenses, and we may become more aggressive in the management of these operating expenses to preserve liquidity at the expense of long-term growth initiatives. We believe that the steps we have taken to become more conservative in our purchases of dining credits and to manage member benefits expense, marketing expenses and other operating expenses, allowed us to achieve profitable sales growth in the three and nine month periods ending September 30, 2008, and we intend to continue to make adjustments to our business, as appropriate, as economic conditions change.

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

During the second quarter of 2008, we refined our methodology used to estimate losses in dining credits and accounts receivable. Prior to the second quarter of 2008, our methodology was primarily based upon the age of the portfolio as calculated from sales from the preceding quarter. We applied estimated loss percentages to the aged portfolio based on the estimated time remaining on each deal. We also provided for specifically identified accounts and for dining credits balances that were large or slow moving. Since the beginning of 2007, however, we have been collecting additional historical information on merchant account balances. With this additional data, during the second quarter of 2008, we refined our estimation method and now use this information to monitor accounts, track historical write-offs, and fund new accounts. We now apply a reserve rate to accounts based upon additional characteristics, such as whether the account has been referred for legal collection, the date of the last payment received from the merchant, whether our attempt to debit the merchant’s bank account for payments due to us has been rejected, the merchant’s commercial credit score, and the aging of the account. The reserve rate for each account is based upon historical charge-off rates of accounts with similar characteristics. We also provide for specifically identified accounts and for dining credit balances that are large or slow moving as we did previously. We will continue to review our reserve rates on a regular basis based upon historical charge-off rates and may adjust reserve rates based on changes in the nature of our business, risk considerations, economic conditions or other factors. Losses are reduced by recoveries of dining credits previously charged off. Account balances are charged off against the allowance once we conclude that a merchant is unwilling or unable to honor their obligation relating to dining credits. Subsequent to the account being charged off, we may continue to pursue recovery efforts. As of the beginning of 2008, we updated our write-off policy to further define when an account should be written-off. This updated policy contributed to higher write-offs in 2008 as compared with the prior year.

In March 2007, we began to provide access to capital through a loan product, called RCR Loans. We discontinued offering the product line effective January 2008, although we continue to service RCR Loan notes that we previously purchased. We provide an allowance for our RCR Loan product using a specific reserve method based on the merchant’s payment history and previous experience with the merchant, if applicable. We purchased RCR Loan notes from WebBank after WebBank originated and funded the RCR Loan. If an RCR Loan merchant fails, we may not realize any value for the RCR Loan note that we purchased. Even if an RCR Loan merchant stays in business, it may fail to repay the note that we purchased and we may incur costs to collect on the note and may not recover amounts sufficient to compensate us for damages that we suffer.

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

RESULTS OF OPERATIONS – COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

As a means of explaining our operations and results, the following table illustrates the relationship between revenue and expense categories for the three months ended September 30, 2008 and 2007. These percentages have been rounded to the nearest tenth.

	Percentage of Sales for the Three Months Ended September 30,
	2008	2007
Sales	100.0	100.0
Cost of sales	53.2	50.1
Provision for losses	4.7	5.6
Member benefits	12.7	15.3

Net revenue	29.3	29.1

Membership fees and other income	0.5	0.7

Total operating revenue	29.8	29.8

Salaries and benefits	8.7	8.9
Sales commission and expenses	7.9	8.9
Professional fees	1.3	0.6
Member and merchant marketing expenses	1.6	3.1
Depreciation and amortization	2.0	2.1
General and administrative expenses	5.0	5.0

Total operating expenses	26.5	28.5

Operating income	3.3	1.3

Other (expense) income, net	(0.1)	1.0

Income before income tax provision	3.2	2.3
Income tax provision	0.8	0.3

Net income	2.4	2.0

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

	For the Three Months Ended September 30,
	2008			2007
	Marketing Credits Program	Marketing Services Program	Total	Marketing Credits Program	Marketing Services Program	Total
Merchant count as of September 30, 2008 and 2007, respectively	6,449	3,306	9,755	6,188	3,045	9,233
Number of qualified transactions	1,670	816	2,486	1,440	727	2,167
Average transaction amount	$44.18	$46.05	$44.79	$47.07	$47.25	$47.13
Qualified transaction amount	$73,780	$37,574	$111,354	$67,786	$34,349	$102,135
Sales yield	76.5%	16.1%	56.1%	75.6%	17.2%	56.0%
Sales	$56,402	$6,040	$62,442	$51,267	$5,913	$57,180
Cost of dining credits	$32,994	$—	$32,994	$28,349	$—	$28,349
Processing fee	161	91	252	190	113	303

Total cost of sales	$33,155	$91	$33,246	$28,539	$113	$28,652

Provision for losses	$2,949	$—	$2,949	$3,171	$—	$3,171
Member benefits	$3,636	$1,609	$5,245	$4,483	$2,333	$6,816
Bonus rewards	1,038	529	1,567	320	170	490
Partner Commissions	747	367	1,114	788	630	1,418

Total member benefits	$5,421	$2,505	$7,926	$5,591	$3,133	$8,724

Net revenue	$14,877	$3,444	$18,321	$13,966	$2,667	$16,633

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

Ending merchant count as of September 30, 2008 was 9,755 compared to 9,233 as of September 30, 2007, an increase of 5.7% The increase in total merchant count was driven by a 4.2% increase in Marketing Credits Program merchants to 6,449 merchants and an 8.6% increase in Marketing Services Program merchants to 3,306 merchants.

We continually evaluate our dining credits purchase policies by monitoring the performance of our dining credits portfolio and observing current economic trends facing the restaurant industry. During 2007, we made efforts to retain desirable merchants by increasing, on a risk-adjusted basis, the amount of dining credits that we purchased, and lengthened the period of time it takes our members to use the dining credits at the restaurants. The longer dining credits usage periods from these deals contributed to an increase in our dining credits portfolio balance and merchant count throughout 2007. During the fourth quarter of 2007, we began to shorten the dining credits usage period of new dining credits purchased from certain merchants as a result of our assessment of the overall economic trends facing the restaurant industry. Shortening the dining credits usage period for a deal reduces our risk exposure with respect to that deal, but also decreases the revenue that we may realize from that deal and may shorten the period of time the restaurant participates in our program if we are unable to renew the restaurant’s participation in our programs. Our net dining credits balance as of September 30, 2008 decreased to $82,389 from $94,880 at December 31, 2007 due in part to the decrease in the dining credits net usage period.

Qualified transaction amounts at our participating merchants increased $9,219, or 9.0%, to $111,354 for the three months ended September 30, 2008 compared to the same period in the prior year as a result of the increase in merchant count as well as an increase in the number of qualified transactions between periods. Average transaction amount decreased $2.34, or 5.0%, to $44.79 for the three months ended September 30, 2008 due to a decline in the average amount a member spends on each transaction and a shift in the mix of restaurants on our program.

Total sales yield increased slightly to 56.1% for the three months ended September 30, 2008 compared to 56.0% for the same period in the prior year mainly due to the increase in sales yield in the Marketing Credits Program, offset by a decrease in sales yield in the Marketing Services Program. The Marketing Credits Program sales yield increased to 76.4% during the three months ended September 30, 2008 compared to 75.6% during the same period in the prior year. Beginning in the fourth quarter of 2007, we shortened usage periods of new Marketing Credits deals, which resulted in a higher cost of sales. In order to maintain profitability of Marketing Credits deals that have a higher cost of sales, we require a higher sales yield on these transactions. Sales yield for the Marketing Services Program decreased to 16.1% during the three months ended September 30, 2008 from 17.2% for the same period in the prior year as we have continued to lower the price of this product in select markets.

Sales for the three months ended September 30, 2008 increased 9.2% as compared with the same period in the prior year primarily due to an increase in merchant count and a higher Marketing Credits sales yield, partially offset by a decline in Marketing Services Program sales yield and a lower average transaction amount. Marketing Credits sales increased 10.0% during the three months ended September 30, 2008 as compared to the same period in the prior year and Marketing Services Program sales increased 2.1% between periods. For the three months ended September 30, 2008, revenues increased at a higher rate than merchant count as compared with the same period in the prior year primarily due to a shift in the mix of merchants towards more Marketing Credits merchants.

Cost of sales increased to 53.2% of total sales and 58.8% of Marketing Credit Program sales for the three months ended September 30, 2008 compared to 50.1% of total sales and 55.7% of Marketing Credit Program sales for the same period in the prior year. This increase was due to our effort, beginning in the fourth quarter of 2007, to shorten usage periods of new Marketing Credits deals. Marketing Credits deals with shorter usage periods typically have a higher cost of sales because we purchase dining credits with a shorter usage period at a lower discount.

The provision for losses decreased as a percentage of sales to 4.7% of total sales and 5.2% of Marketing Credits Program sales for the three months ended September 30, 2008 compared with 5.6% of total sales and 6.2% of Marketing Credits Program sales for the same period in the prior year. The provision for both periods included reserves for both our dining credits portfolio and RCR Loan notes. The provision for losses for RCR Loan notes was ($23) and $420 for the three months ended September 30, 2008 and 2007, respectively. We decided to exit the RCR Loan product effective January 2008, although we continue to service RCR Loan notes that we previously purchased. Excluding the impact of the RCR Loan notes provision, our provision for losses as a percentage of sales remained flat at approximately 4.8% of total sales and 5.4% of Marketing Credits Program sales.

Net write-offs totaled $2,106 during the three months ended September 30, 2008 as compared to net recoveries of $496 during the same period in the prior year. In early 2007, we updated our write-off policy to further define when an account should be written-off. As a result of this updated policy, there was a slower write-off of assets in the gross dining credits asset and an increase in the allowance for doubtful accounts during 2007. As of the beginning of 2008, we further refined the write-off policy to include a time period in which an account should be written-off. As a result, we recognized higher write-offs during the nine months ended September 30, 2008 as compared with the prior year. In particular, we saw higher net write-offs during the first quarter of 2008 as compared to the second and third quarters of 2008 due in part to the change in policy. Because a majority of these 2008 write-offs were previously reserved in the allowance for doubtful accounts, the change in this policy did not materially affect the provision for losses during the three months ended September 30, 2008.

Member benefits expense decreased to $7,926, or 12.7% of sales for the three months ended September 30, 2008 compared with $8,724, or 15.3% of sales for the same period in the prior year. We implemented revised benefit offerings with most of our partners that went into effect during the first quarter of 2008. These revised offerings resulted in lower overall member benefit costs. During the three months ended September 30, 2008 we have driven increases in qualified transactions, active members and overall revenues while decreasing total member benefits expense by $798 compared to the prior year. Offsetting this cost savings was an increase of $1,778 in bonus benefits paid to highly engaged members and an expense of $355 recorded during the three months ended September 30, 2008 relating to our minimum purchase obligations with various partners. We accrued an additional amount towards our minimum purchase obligations in consideration of anticipated member usage for the remainder of 2008 given our revised benefit offerings. There was no such expense during the same period in the prior year.

Net revenues increased to $18,321, or 29.3% of sales during the three months ended September 30, 2008 as compared to $16,633 or 29.1% of sales during the same period in the prior year. The increase was mainly due to an increase in sales and a decrease in member benefits expense, partially offset by an increase in cost of sales.

Membership and other income decreased $101 or 24.7% for the three months ended September 30, 2008 compared with the same period in the prior year. The decrease can be primarily attributed to the decline in fee paying members. Beginning in mid-2008, we introduced a new membership program that eliminates annual fees for certain members.

Operating Expenses

Salaries and benefits increased $351, or 6.9%, to $5,414 for the three months ended September 30, 2008 from $5,063 for the same period in the prior year primarily due to an increase in management incentive compensation accruals.

Sales commissions and expenses decreased to 7.9% of sales for the three months ended September 30, 2008 compared to 8.9% of sales for the same period in the prior year due to a decrease in sales employee headcount, primarily in connection with the discontinuation of the RCR Loan Program and increased productivity of the sales force, partially offset by an increase in the sales incentive compensation expense.

Professional fees increased $467, to $836 for the three months ended September 30, 2008 as compared to $369 for the same period in the prior year. The increase can be primarily attributed to an increase in general legal and accounting fees.

Member and merchant marketing expenses decreased $774 or 44.2% for the three months ended September 30, 2008 compared with the same period in the prior year as we continue to migrate our marketing efforts away from direct print mail and focus on more cost-efficient email and internet marketing. While our marketing expenses have decreased $774 compared with the same period in the prior year, we continue to see increases in total revenues, total qualified transactions and active members.

Depreciation and amortization costs increased $129 or 11.5% for the three months ended September 30, 2008 compared to the same period in the prior year as we continue to invest in the development of our websites, technology investments supporting the automation of internal processes, leasehold improvements for our office space and general information technology investments.

General and administrative expenses increased $213 or 7.3% for the three months ended September 30, 2008 compared to the same period in the prior year. The increase was primarily due to an increase in severance expenses offset by a decrease in rent expense.

Other Income and Expense

Interest and other income decreased $407 to $229 for the three months ended September 30, 2008 compared with the same period in the prior year as a result of lower short term investments balances and a change in investment strategy which resulted in lower interest rates year over year. Interest expense and financing costs decreased $337 to $446 due to a decrease in interest expense recorded for our convertible subordinated debentures as a result of our purchase of $15,000 of our outstanding convertible subordinated debentures in late 2007, $2,100 in the first quarter of 2008, and $38,112 in the third quarter of 2008 as discussed below under Liquidity and Capital Resources. In addition, we recorded gains of $138 and $739 during the three-months ended September 30, 2008 and 2007, respectively, relating to the purchase of outstanding convertible debentures as discussed below.

Income tax provision

Our effective tax rate for the three months ended September 30, 2008 was 25.6% compared with 13.5% for the same period in prior year. The increase in the effective tax rate primarily resulted from a decrease in the level of tax-exempt interest recorded, partially offset by a decrease in the effective state tax rate.

Net income

Net income was $1,492 for the three months ended September 30, 2008 compared with $1,145 for the same period in the prior year. The increase is mainly due to an increase in sales and a decrease in member benefit expense, partially offset by an increase in the cost of sales.

Basic weighted average number of shares outstanding increased to 27,201 for the three months ended September 30, 2008 compared to 27,038 for the same period in the prior year primarily due to the issuance of shares upon the vesting of restricted stock unit awards. Diluted weighted average shares outstanding increased to 27,455 for the three months ended September 30, 2008 compared to 27,120 for the same period in the prior year due to the issuance of shares upon the vesting of restricted stock unit awards and an increase in the dilutive effect of restricted stock units outstanding.

RESULTS OF OPERATIONS – COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

As a means of explaining our operations and results, the following table illustrates the relationship between revenue and expense categories for the nine months ended September 30, 2008 and 2007. These percentages have been rounded to the nearest tenth.

	Percentage of Sales for the Nine Months Ended September 30,
	2008	2007
Sales	100.0	100.0
Cost of sales	52.7	50.0
Provision for losses	4.5	4.8
Member benefits	12.3	16.7

Net revenue	30.5	28.5
Membership fees and other income	0.5	0.8

Total operating revenue	31.0	29.3

Salaries and benefits	8.7	9.2
Sales commission and expenses	7.9	9.3
Professional fees	1.3	1.0
Member and merchant marketing expenses	1.6	3.3
Depreciation and amortization	2.1	2.1
General and administrative expenses	5.2	6.0
Litigation and related expenses	—	(7.0)

Total operating expenses	26.8	23.9

Operating income	4.2	5.4
Other (expense) income, net	(0.4)	0.3

Income before income tax provision	3.8	5.7
Income tax provision	1.4	2.0

Net income	2.4	3.8

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

	For the Nine Months Ended September 30,
	2008			2007
	Marketing Credits Program	Marketing Services Program	Total	Marketing Credits Program	Marketing Services Program	Total
Merchant count as of September 30, 2008 and 2007, respectively	6,449	3,306	9,755	6,188	3,045	9,233
Number of qualified transactions	4,915	2,377	7,292	4,271	2,151	6,422
Average transaction amount	$45.43	$46.15	$45.67	$47.49	$48.28	$47.75
Qualified transaction amount	$223,306	$109,707	$333,013	$202,833	$103,842	$306,675
Sales yield	75.8%	16.3%	56.2%	73.5%	17.3%	54.4%
Sales	$169,360	$17,868	$187,228	$148,981	$17,937	$166,918
Cost of dining credits	$97,860	$—	$97,860	$82,615	$—	$82,615
Processing fee	567	314	881	551	273	824

Total cost of sales	$98,427	$314	$98,741	$83,166	$273	$83,439

Provision for losses	$8,433	$—	$8,433	$8,020	$—	$8,020
Member benefits	$11,748	$4,723	$16,471	$14,085	$6,974	$21,059
Bonus rewards	2,429	1,204	3,633	1,867	962	2,829
Partner Commissions	1,963	927	2,890	2,586	1,415	4,001

Total member benefits	$16,140	$6,854	$22,994	$18,538	$9,351	$27,889

Net revenue	$46,360	$10,700	$57,060	$39,257	$8,313	$47,570

Ending merchant count as of September 30, 2008 was 9,755 compared to 9,233 as of September 30, 2007, an increase of 5.7% The increase in total merchant count was driven by a 4.2% increase in Marketing Credits Program merchants to 6,449 merchants and an 8.6% increase in Marketing Services Program merchants to 3,306 merchants.

Qualified transaction amounts at our participating merchants increased $26,338, or 8.6%, to $333,013 for the nine months ended September 30, 2008 compared to the same period in the prior year as a result of the increase in merchant count as well as an increase in the number of qualified transactions. Average transaction amount decreased $2.08, or 4.4%, to $45.67 for the nine months ended September 30, 2008 due to a decline in the average amount a member spends on each transaction and a shift in the mix of restaurants on our program.

Total sales yield increased to 56.2% for the nine months ended September 30, 2008 compared to 54.4% for the same period in the prior year mainly due to the increase in sales yield in the Marketing Credits Program offset by a decrease in sales yield in the Marketing Services Program. The Marketing Credits Program sales yield increased to 75.8% during the nine months ended September 30, 2008 compared to 73.5% during the same period in the prior year. Beginning in the fourth quarter of 2007, we shortened usage periods of new Marketing Credits deals, which resulted in a higher cost of sales. In order to maintain profitability of Marketing Credits deals that have a higher cost of sales, we require a higher sales yield on these transactions. Sales yield for the Marketing Services Program decreased to 16.3% during the nine months ended September 30, 2008 from 17.3% for the same period in the prior year as we have continued to lower the price of this product in select markets.

Sales for the nine months ended September 30, 2008 increased 12.2% as compared with the same period in the prior year primarily due to an increase in merchant count and higher Marketing Credits sales yield. Marketing Credits sales increased 13.7% during the nine months ended September 30, 2008 as compared to the same period in the prior year while Marketing Services Program sales decreased slightly.

Cost of sales increased to 52.7% of total sales and 58.1% of Marketing Credit Program sales for the nine months ended September 30, 2008 compared to 50.0% of total sales and 55.8% of Marketing Credit Program sales for the same period in the prior year. This increase was due to our effort, beginning in the fourth quarter of 2007, to shorten usage periods of new Marketing Credits deals. Marketing Credits deals with shorter usage periods typically have a higher cost of sales because we purchase dining credits with a shorter usage period at a lower discount.

The provision for losses decreased to 4.5% of total sales and 5.0% of Marketing Credits Program sales for the nine months ended September 30, 2008 compared with 4.8% of total sales and 5.4% of Marketing Credits Program sales for the same period in the prior year. As previously discussed in Critical Accounting Policies and Estimates, the revised methodology was applied to our entire portfolio and resulted in approximately $1,500 of additional provision for losses expense during the three months ended June 30, 2008. The provision for both periods included reserves for both our dining credits portfolio and RCR Loan notes. The provision for losses for RCR Loan notes was $420 and $698 for the nine months ended September 30, 2008 and 2007, respectively. We decided to exit the RCR Loan product effective January 2008, although we continue to service RCR Loan notes that we previously purchased.

Net write-offs totaled $9,530 during the nine months ended September 30, 2008 as compared to net recoveries of $1,123 during the same period in the prior year. As previously discussed, we updated our write-off policy in the beginning of 2008 to further refine when an account should be written-off. Due in part to this updated policy, we recognized higher write-offs in 2008 as compared with the prior year. Because a majority of these 2008 write-offs were previously reserved in the allowance for doubtful accounts, the change in this policy did not materially affect the provision for losses during the nine months ended September 30, 2008.

Member benefits expense decreased to $22,994 or 12.3% of sales for the nine months ended September 30, 2008 compared with $27,889, or 16.7% of sales for the same period in the prior year. As described above, we implemented revised benefit offerings with all but one of our partners that went into effect during the first quarter of 2008. These revised offerings resulted in lower overall member benefit costs. In addition, member benefits as a percentage of sales decreased as a result of the increase in sales yield. During the nine months ended September 30, 2008 we have driven increases in qualified transactions, active members and overall revenues while decreasing total member benefits expense $4,895 compared to the prior year. Offsetting this cost savings was an increase of $803 in bonus benefits paid to highly engaged members and an expense of $2,098 recorded during the nine months ended September 30, 2008 relating to our minimum purchase obligations with various partners. There was no such expense during the same period in the prior year.

Net revenues increased to $57,060, or 30.5% of sales during the nine months ended September 30, 2008 as compared to $47,570 or 28.5% of sales during the same period in the prior year. The increase was mainly due to an increase in sales and a decrease in member benefits expense, partially offset by an increase in cost of sales.

Membership and other income decreased $351 or 26.4% for the nine months ended September 30, 2008 compared with the same period in the prior year. The decrease can be primarily attributed to the decline in fee paying members. Beginning in mid-2008, we introduced a new membership program that eliminates annual fees for certain members.

Operating Expenses

Salaries and benefits increased $939, or 6.1%, to $16,278 for the nine months ended September 30, 2008 from $15,339 for the same period in the prior year primarily due to an increase in management incentive compensation accruals and an increase in stock based compensation expense from the issuance of restricted stock unit awards, offset by a decrease in salary expense from a reduction in general and administrative headcount.

Sales commissions and expenses decreased to 7.9% of sales for the nine months ended September 30, 2008 compared to 9.3% of sales for the same period in the prior year due to a decrease in sales employee headcount, primarily in connection with the discontinuation of the RCR Loan Program, partially offset by an increase in the sales incentive compensation expense.

Professional fees increased $632, or 36.8%, to $2,349 for the nine months ended September 30, 2008 as compared to $1,717 for the same period in the prior year. The increase can be primarily attributed to an increase in general legal fees.

Member and merchant marketing expenses decreased $2,422 or 44.6% for the nine months ended September 30, 2008 compared with the same period in the prior year as we continue to migrate our marketing efforts away from direct print mail and focus on more cost-efficient email marketing. While our marketing expenses have decreased $2,422, we continue to see increases in total revenues, total qualified transactions and active members compared with the same period in the prior year.

Depreciation and amortization costs increased $591 or 17.2% for the nine months ended September 30, 2008 compared to the same period in the prior year as we continue to invest in the development of our websites, technology investments supporting the automation of internal processes, leasehold improvements for our office space and general information technology investments.

General and administrative expenses decreased $335 or 3.3% for the nine months ended September 30, 2008 compared to the same period in the prior year. The decrease was primarily due to a decrease in rent, office, and travel expenses, offset by an increase in stock compensation expense of $724 due to the accelerated vesting of restricted stock units for our Board of Directors during the three months ended March 31, 2008.

During the nine months ended September 30, 2007, we reversed $11,631 in litigation and related expenses which consisted of $11,606 relating to the California class action lawsuit and $25 relating to the Source Inc. litigation as discussed in Note 3 of the unaudited condensed consolidated financial statements.

Other Income and Expense

Interest and other income decreased $1,507 to $627 for the nine months ended September 30, 2008 compared with the same period in the prior year as a result of lower cash and cash equivalent balances and a change in investment strategy which resulted in lower interest rates period over period. Interest expense and financing costs decreased $774 to $1,602 due to a decrease in interest expense recorded for our convertible subordinated debentures as a result of our purchase of $15,000 of our outstanding convertible subordinated debentures in late 2007, $2,100 in the first quarter of 2008, and $38,112 in third quarter of 2008 as discussed below under Liquidity and Capital Resources. In addition, we recorded gains of $266 and $739 during the nine-months ended September 30, 2008 and 2007, respectively, relating to the purchase of outstanding convertible debentures as discussed below.

Income tax provision

Our effective rate for the nine months ended September 30, 2008 was 36.6% compared with 34.1% for the same period in the prior year. The increase primarily resulted from a higher level of tax-exempt interest recorded during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2008.

Net income

Net income was $4,559 for the nine months ended September 30, 2008 compared with $6,283 for the same period in the prior year. The decrease in net income was a result of an expense reversal during 2007 relating to the California class action suit, offset by an increase in sales and a decrease in member benefit expense in 2008.

Basic weighted average number of shares outstanding increased to 27,157 for the nine months ended September 30, 2008 compared to 26,969 for the same period in the prior year primarily due to the issuance of shares upon the vesting of restricted stock unit awards during the first and second quarters of 2008. Diluted weighted average shares outstanding increased to 27,443 for the nine months ended September 30, 2008 compared to 27,098 for the same period in the prior year primarily due to the issuance of shares upon the vesting of restricted stock unit awards and an increase in the dilutive effect of restricted stock unit awards.

LIQUIDITY AND CAPITAL RESOURCES

General

Cash and cash equivalents were $18,457 as of September 30, 2008, a decrease of $17,060 from December 31, 2007. During the nine months ended September 30, 2008, net cash provided by operating activities was $26,359, primarily due to an increase in sales.

Net cash used in investing activities for the nine months ended September 30, 2008 was $3,607 from our investments in capital expenditures. Capital expenditures consisted principally of continued development of our websites and general information technology investments.

Net cash used in financing activities was $39,758 for the nine months ended September 30, 2008 mainly due to the purchase of a portion of our outstanding convertible subordinated debentures below par.

We intend to continue to put our cash to use in dining credits while strictly adhering to our purchasing and credit policies because we believe that investing in this portfolio will contribute to long-term, profitable growth. In addition, we intend to continue investing in capital expenditures to support member and merchant marketing, customer feedback through member comments and ratings and improving our internal processes and operating efficiency.

Convertible Subordinated Debentures

On October 15, 2003, we completed a private placement of $70,000 principal amount of our 3.25% Convertible Subordinated Debentures with a final maturity date of October 15, 2023. The net proceeds from the offering were $67,500 and the issuance costs of $2,500 were amortized over five years. During the nine months ended September 30, 2008, we purchased $40,212 of the Convertible Subordinated Debentures for $39,870, including accrued interest, utilizing a portion of our cash and cash equivalents balances and recognized a gain on extinguishment of $266. The outstanding balance of the convertible subordinated debentures as of September 30, 2008 was $14,788.

On October 15, 2008, we purchased $14,588 of the convertible subordinated debentures pursuant to a repurchase offer as required by the indenture governing the convertible subordinated debentures. The purchase price was $14,828, equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. We repurchased the remaining $200 of convertible subordinated debentures on October 20, 2008 for a purchase price of $200. The purchases of the final $14,788 of the convertible subordinated debentures were funded from our cash and cash equivalents balances.

Contractual Obligations and Commitments

We lease facilities under long-term operating leases. These contractual obligations entered into in the ordinary course of business are not required to be reflected in our consolidated balance sheets, but may impact our liquidity. The following table sets forth our future minimum lease payments under non-cancelable operating leases, long-term debt and other contractual obligations and commitments at September 30, 2008:

	Payments Due by Period
Contractual Obligations and Commitments	Total	Fourth Quarter of 2008	2009	2010	2011-2012	2013 and after
Convertible subordinated debentures (including net interest)	$15,028	$15,028	$—	$—	$—	$—
Vendor contracts	29,193	11,073	10,260	6,960	720	180
California class action litigation settlement and related expenses	3,307	52	3,255	—	—	—
Operating leases	4,371	452	1,398	1,171	1,150	200
Revolving credit facility	270	23	94	94	59	—

Total	$52,169	$26,628	$15,007	$8,225	$1,929	$380

Revolving Credit Facility

On November 6, 2007, we entered into a $25,000 senior secured revolving credit facility with RBS Business Capital (the “Lender”). We amended this credit facility on August 11, 2008 to, among other matters, increase the amount we may borrow under the credit facility to a maximum of $40,000. The Lender has committed to $25,000 under the credit facility and intends to seek commitments for the additional $15,000 from other financial institutions. As of September 30, 2008, we had no borrowings against this credit facility. The maturity date of the credit facility is August 11, 2011. The credit facility is secured by substantially all of our assets. Up to $1,000 of the facility can be used for letters of credit. The interest rates under the credit facility vary and are based on the Lender’s prime rate and/or LIBOR. The amount we may borrow is based on the amount of our accounts receivable and dining credits, as determined under the credit facility. Advances under the credit facility are subject to certain conditions precedent, including the accuracy of certain representations and warranties and the absence of any default or unmatured default. We may use advances for working capital, capital expenditures, for permitted acquisitions and for other purposes described in the credit facility.

The credit facility has financial covenants that we will maintain a minimum ratio of debt to cash flow, fixed charges to borrowed amounts and certain ratios related to our dining credits portfolio. The amount of borrowings outstanding may not exceed 2.5 times our trailing twelve-month adjusted earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”), as defined in the credit facility. The credit facility contains customary representations, warranties and covenants and includes customary events of default, including a change of control provision. We can offer no assurances that we will be in compliance with all conditions precedent and all representations and warranties at a time when we would like to borrow under the credit facility. Further, we may not be able to borrow the full amount under the credit facility if our dining credits portfolio or adjusted EBITDA decrease substantially, based on the restrictions described above. These limitations on borrowings may apply if we become more conservative in our dining credits purchases in light of economic conditions and the performance of our restaurants or if our earnings decline as discussed in the overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. We were in compliance with all of the covenants under this facility as of September 30, 2008.

Dining Credits

Dining credits funded (net dining credits less accounts payable—dining credits) was $77,770 at September 30, 2008, a decrease of $10,030 from December 31, 2007. Accounts payable-dining credits represent the unfunded portion of dining credits that we have an option to purchase from our merchants. The decrease between periods in dining credits funded is due primarily to increased sales and a decline in the purchases of new dining credits on a per merchant basis. As previously discussed, during the fourth quarter of 2007 we implemented more conservative dining credits purchasing policies aimed at reducing the amount of dining credits we purchase from each merchant, which lowers the average usage period of the dining credits portfolio. We have continued to adhere to these more conservative dining credits purchasing policies throughout 2008. We believe that the purchase of future dining credits can generally be funded from cash generated from operations or from the utilization of our revolving credit facility.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of September 30, 2008 or December 31, 2007.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities. The adoption of SFAS No. 157 for financial assets and liabilities did not have an effect on our results of operations or financial position as we do not have any financial assets and liabilities that are measured at fair value on a periodic basis. For nonfinancial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2008. The nonfinancial assets and liabilities for which we have not applied the provisions of SFAS No. 157 include the fair value measurement of goodwill and other intangible assets for impairment testing. While we are currently evaluating the impact of SFAS No. 157 for nonfinancial assets and liabilities on our consolidated financial statements, we do not believe the impact will be material to our results of operations.

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

Our exposure to market risk for changes in interest rates is limited to the exposure related to our revolving credit facility which is tied to market rates. Our revolving credit facility is tied to the Eurodollar rate, which is basically LIBOR, plus an applicable rate. The Eurodollar rate is subject to interest rate risk. However, as of September 30, 2008, there was no outstanding amount under this revolving credit facility.

Cash equivalents consist of overnight investments and money market funds with maturities of less than three months.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of such date. The conclusions of the CEO and CFO from this evaluation were communicated to the Audit Committee.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.1	First Amendment to Loan and Security Agreement, dated as of August 11, 2008, between Rewards Network Inc. and each of its domestic subsidiaries signatory thereto and RBS Business Capital is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 11, 2008.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REWARDS NETWORK INC.

November 6, 2008	/s/ CHRISTOPHER J. LOCKE
Christopher J. Locke Senior Vice President and Chief Financial Officer (Principal Financial Officer and on behalf of the registrant)

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.1	First Amendment to Loan and Security Agreement, dated as of August 11, 2008, between Rewards Network Inc. and each of its domestic subsidiaries signatory thereto and RBS Business Capital is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 11, 2008.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith