Form 10-K
period 2008-12-31
REWARDS NETWORK INC
filed 2009-03-12
CIK 78536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-13806

REWARDS NETWORK INC.

(Exact name of registrant as specified in its charter)

DELAWARE	84-6028875
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

(312) 521-6767

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $.02 par value per share	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $81,777,492 based on the closing sale price as reported on the NASDAQ Stock Market LLC.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 9, 2009
Common Stock, $0.02 par value per share	27,419,297 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2009	Part III

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

Overview

We operate the leading dining rewards programs in North America by marketing our participating restaurants to members of these programs and by providing incentives to members to dine at these restaurants. Participating restaurants benefit from these marketing efforts, reporting of program results, customer feedback through member comments as well as access to capital that we offer. In addition to operating the dining rewards program of leading airline frequent flyer programs, clubs and other affinity organizations, we offer our own dining rewards program through our website, www.rewardsnetwork.com. In 2009, we will be celebrating our 25th year in business.

We market participating restaurants to members principally through the Internet and email. Our programs are designed to increase the frequency of dining and the amount spent on dining by members at participating restaurants by providing incentives to members to dine at these restaurants, including airline miles, college savings rewards, reward program points, and Cashback RewardsSM savings. As members spend more at participating restaurants, the amount of incentives they receive for dining increases. We also offer reporting and customer feedback to participating restaurants and provide aggregate data regarding members’ activity and feedback through comments and ratings gathered from surveys. In addition, we provide access to capital by purchasing a portion of future member transactions from participating restaurants in bulk and in advance. Bars and clubs also participate in our programs, and for purposes of describing our business, are included when the terms “restaurants” or “merchants” are used.

We are paid for our services and, if applicable, receive the portion of a member’s transaction that we have purchased only if a member dines at a participating restaurant when rewards are available and pays using a credit or debit card (also referred to as a payment card) that the member has registered with us. Our revenue per transaction is equal to a percentage of the member’s total dining transaction amount. These revenues are applied to recover our costs where we have purchased a portion of future member transactions; provide rewards to members; cover our selling, marketing, general and administrative expenses; and generate operating income that provides a return for our stockholders.

Shares of our common stock are traded on the NASDAQ Stock Market LLC under the symbol DINE.

Our Programs for Participating Restaurants

We primarily offer two programs to restaurants—our Marketing Services Program and Marketing Credits Program. In both the Marketing Services and Marketing Credits Programs, we market participating restaurants to members, offer incentives to members to dine at these restaurants and provide reporting for restaurants on member activity and member feedback. We also provide restaurants that participate in the Marketing Credits Program with access to capital through our purchase of a portion of future member transactions. In discussing our business, we use the term “dining credits” to refer to the portion of future member transactions that we purchase. Our contracts include a separate fee for marketing, reporting on member activity, member feedback and rewards programs. We include all components of the Marketing Credits Program, including the payment for marketing, reporting on member activity, member feedback and rewards programs, in Marketing Credits Program sales and net revenues because we analyze our business in this manner.

Marketing. We market participating restaurants to members in a variety of ways, principally through the Internet and email and limited forms of direct mail. Towards the end of 2008, we began to develop technology to market participating restaurants to both members and non-members through new social media, which we expect to introduce in 2009. We believe our marketing programs are a cost-effective way for restaurants to reach large numbers of potential customers located across the country. Our marketing provides personalized messages for members identifying participating restaurants based on where the member lives or works. We also believe that our marketing provides value to participating restaurants because of the attractive demographics of members, including members of our program partners, and the incentives we provide to members to increase their dining activity at participating restaurants. In many cases, we are the exclusive provider of dining rewards programs for program partners and have the exclusive ability to market restaurants to their members. Because we are paid for our services only when members dine at the restaurant, there is no upfront cost to restaurants for these services.

Websites. We market participating restaurants through our website, www.rewardsnetwork.com, and websites that we host and manage for our program partners. In the past two years, we launched improved websites for our own Cashback Rewards program, Upromise® (one of our largest program partners), and virtually all of our airline partners. We also launched a new website for Southwest Airlines, which became a partner in late 2008. The upgrading of these websites was a major capital expense in 2007 and 2008. These websites feature restaurants, including essential information such as name and address, maps and directions, cuisine type and the rewards available to members for dining. Restaurant information found on websites may also include menus, photographs, reviews and restaurant ratings from members and third parties. Our websites allow members to search for participating restaurants based on location, cuisine, rating and other restaurant attributes. As of December 31, 2008, we hosted and managed 13 different co-branded websites on behalf of our program partners, in addition to www.rewardsnetwork.com, the website for our Cashback Rewards program. In 2008, these websites were visited by members and other visitors over 12 million times.

Email. We market participating restaurants to members who provide us with an email address and permission to send them emails. Email marketing includes welcoming new members, alerting members to new participating restaurants in their area and marketing specific kinds of participating restaurants, such as family-friendly restaurants. These emails are customized for members to provide information on participating restaurants in their area. We also send emails to these members that confirm the reward they received for dining at a participating restaurant and invite them to complete a survey about their dining experience. Some members may receive additional rewards for completing the survey. Emails may be sent by us directly to a member or may be sent on our behalf by a program partner. Over 71 million emails supporting participating restaurants were sent by us to members during 2008, and nearly 26% of those emails were opened, compared to an average open rate of 16% for other leading email marketing companies according to our email provider, Exact Target, Inc., one of the nation’s leading direct email marketers. In 2008, we were recognized by Exact Target as having the best performance-based email design.

Print. In addition to electronic marketing, we market participating restaurants with printed material such as welcome kits and directories that are mailed to members, inserts included in statements for payment cards and frequent flier programs and other programs mailed to members and non-members. Welcome kits and directories are customized for members to provide them with information on participating restaurants in their area. We sent over one million print marketing pieces to members in 2008. During the past three years, we have aggressively shifted our marketing focus from print marketing to email and Internet marketing, which has significantly improved the effectiveness of our marketing efforts and resulted in material improvements in our marketing cost structure. We intend to continue to redirect marketing programs to email and Internet marketing and focus on only the most cost effective print marketing in the future.

Customer Reporting. We provide participating restaurants with periodic reports on member dining activity at their restaurants. These reports include aggregate information regarding the location of members in relation to the restaurant, the number of members who have dined at the restaurant, distance traveled by members to dine at the restaurant, their dining frequency, the amount spent by them at the restaurant, marketing data (such as web impressions and emails sent to members featuring their establishment) and other information that helps restaurants determine the impact of our programs on their business. We believe this customer reporting provides restaurants with valuable information they can use to better understand and improve their business.

Member Feedback. We provide participating restaurants aggregate rating results and member comments from surveys that are completed by certain members after they dine. We believe these survey results have the potential to provide a powerful link between members and restaurants because they allow members to provide feedback directly to our restaurants. During 2008, we received approximately 1.2 million completed surveys from members. We have received approximately 2 million completed surveys since we began taking surveys in 2006. Members have completed at least five surveys for approximately 85% of our merchants and more than 30 surveys for approximately 64% of our merchants. We make these survey results available to both participating restaurants in their customer feedback reports and to members through www.rewardsnetwork.com and the other websites that we maintain. We believe these survey results are valuable for restaurants because they offer feedback only from members who have actually dined at the restaurant. These survey results enable a restaurant to respond to customer feedback, address issues raised by customers, gauge the quality of food, service and operations, and improve its overall business. We believe these member feedback reports are a powerful tool to deliver the collective voice of members to our restaurants and solidify our relationship with both.

Dining Rewards Programs. We seek to increase the frequency of member dining at participating restaurants by offering members incentives to dine at these restaurants. A member receives a reward if he or she pays with a payment card registered with us when rewards are available at that restaurant. Rewards are in the form of frequent flyer miles, credits to a college savings account, Cashback Rewards savings and other reward currencies. We seek to incentivize members by linking the amount of rewards they receive to the amount they spend and the frequency of dining at participating restaurants.

We believe that the dining rewards programs we operate provide a restaurant with a cost-effective way to reward a portion of its customers with reward currencies (such as airline miles) that are valued by the customer. We believe that a restaurant would not be able to offer a similar range of reward currencies, nor develop the transactional infrastructure needed to deliver such rewards, without our programs. We are the exclusive provider of dining rewards programs to many program partners and the only way for restaurants to offer certain reward currencies is through our programs. By participating in our programs, restaurants receive an outsourced dining rewards program through our marketing, tracking of qualifying member transactions, and providing the rewards to members. Because our programs use our registered card platform, described below, participating restaurants do not have to use separate cards, coupons or otherwise bear the costs of administering the dining rewards programs.

Access to Capital. In addition to marketing restaurants to members, offering incentives to members to dine at these restaurants, and providing these restaurants with reporting on member activity and member feedback, we provide access to capital to restaurants that participate in our Marketing Credits Program. We do this by purchasing rights from the restaurant to receive a portion of the payment for transactions by members that qualify for rewards (referred to elsewhere as the purchase of a portion of future member transactions). We purchase a portion of future member transactions in advance, in bulk and at a discount from the retail price of the goods and services provided by the restaurant. When a member dines at a restaurant in the Marketing Credits Program, we receive an agreed-upon percentage of the bill that represents the portion of the member transaction that we have purchased and the fee the restaurant has agreed to pay us for our marketing, reporting on member activity and member feedback and dining rewards program services. Restaurants that participate in our Marketing Credits Program can use the capital that we provide for business purposes such as working capital, new equipment, renovations or expansion.

In discussing our business, including in Management’s Discussion and Analysis and our financial statements, we use the term “dining credits” to refer to the portion of future member transactions that we purchase.

We believe that restaurants participate in the Marketing Credits Program because it allows them to sell a portion of their future business at a wholesale price and receive an upfront payment in return. We also believe the Marketing Credits Program is attractive because, in addition to capital, this program provides restaurants with marketing, customer reporting, member feedback and dining rewards program services that are not provided by other sources of capital. We are paid for our services and the future transactions that we have purchased only through member transactions that qualify for a reward, which makes us different from other sources of capital available to restaurants, such as a loan with fixed repayments or a factoring arrangement that requires a restaurant to pay a portion of all of its transactions. We believe that our experience in the restaurant industry enables us to design the Marketing Credits Program to meet the needs of restaurants.

In early 2007 we began to offer access to capital through the RCR Loan program, which provided merchants with capital but did not provide other services such as marketing, customer reporting and feedback or dining rewards programs. The Company marketed and serviced the RCR Loans on behalf of WebBank, a non-affiliated FDIC-insured, state-chartered Industrial Bank. The Company purchased RCR Loan notes from WebBank after WebBank originated and funded the RCR Loan. The Company then serviced the notes in order to provide a single point of contact to the merchants to whom it marketed the RCR Loan product.

The development of the RCR Loan program required significant investment of management time and alteration of our standard processes and procedures. We deployed cash for the purchase of RCR Loan notes and as a result the RCR Loan product impacted our capital resources as well as our provision for losses. After analyzing the product line’s performance in light of its operational complexity, we decided in December 2007 to discontinue this business to allow our sales force to focus on continuing to grow our two core products, the Marketing Services Program and the Marketing Credits Program. We discontinued offering the RCR Loan product line effective January 2008. The balance of the net RCR Loan portfolio was $56,000 and $2,519,000 as of December 31, 2008 and 2007, respectively, interest income recorded in sales on such loans totaled $624,000 in 2008 and $2,182,000 in 2007, and the provision for losses expense for RCR Loan notes was $757,000 for 2008 and $1,494,000 for 2007.

Participating Merchants

As of December 31, 2008, we had 9,888 participating restaurants across the United States and Canada, with 6,286 restaurants participating in our Marketing Credits Program, 3,595 restaurants participating in our Marketing Services Program and 7 remaining merchants participating in our RCR Loan program. Participating restaurants are generally located in major metropolitan markets and surrounding areas. Participating restaurants encompass a variety of cuisine types and entrée prices; they include quick-serve, family, casual and fine dining restaurants. Our participating restaurants are primarily independently owned and operated and include a single or a few locations, although we also work with some larger restaurant groups.

We also facilitate hotel bookings for certain members through Travelweb LLC. The hotel program provides members with reduced rates and Cashback Rewards savings, frequent flyer miles and other loyalty rewards if they make their reservations at participating hotels through our websites. The revenue from our hotel program is not material to our results of operations.

Members

Members join our programs in order to receive rewards for dining at participating restaurants and can do so by enrolling in our own Cashback Rewards program or one of our partner programs. Members can enroll directly with us at www.rewardsnetwork.com or by calling 1-877-491-3463. Members may be enrolled automatically if our programs are made available as a benefit through one of our program partners or affinity card-issuing partners. We believe our registered card platform, which is explained below, is attractive to members because they simply pay with their registered payment card in order to receive their dining reward and do not have to present a coupon or additional card. As of December 31, 2008, we had approximately 3.1 million active member accounts. We consider a member account to be active if the account has at least one qualified transaction at a participating restaurant during the most recent 12 months. An active member account may consist of more than one payment card and may have more than one person associated with the account, although we consider each member account to be held by one member.

For those individuals seeking to join our programs by accessing www.rewardsnetwork.com directly, we offer a variety of options that are attractive because they allow members to choose the loyalty rewards currency that is most attractive to them. To those who elect to join our Cashback Rewards program, we offer Cashback Rewards savings. These members generally pay an annual fee or elect to “earn” their fee as discussed below. Through our website, we also offer programs that allow the member to choose other loyalty rewards currency such as frequent flyer miles or credits to a college savings account. Members who enroll in any of our programs that provide loyalty rewards to members in currencies other than Cashback Rewards savings generally do not pay an annual fee to us.

Members also join our programs through a variety of other sources, including through our relationships with major airlines, payment card issuers, other loyalty program providers and our corporate program. We refer to our partners in all of these programs as program partners, and these programs are discussed below. In these programs, members may be solicited for enrollment or may be automatically enrolled by our program partners. Generally, a member enrolled in one of our programs through a program partner remains a member so long as our relationship with the program partner continues. If our relationship with the program partner terminates, in most cases our relationship with the member terminates as well. Members who join our programs indirectly through a program partner receive the loyalty rewards currency of that program partner and generally do not pay an annual fee to us.

Members are important to participating restaurants as potential new and frequent customers. Having a large and active member base is an important consideration for restaurants joining or continuing in our programs. Members are also important to us because we recognize revenue and realize a return on the dining credits we have purchased when members have qualified transactions at participating restaurants. Based upon a review of our top markets, we have determined that our most active members, on average, have a higher income than non-members, and our members as a whole spend, on average, 26% more than non-members at each restaurant visit. We are also able to provide customer reporting and feedback to participating restaurants based on the aggregate data we have regarding member transactions, as previously described. Because members are important to participating restaurants and our business, we continually work to improve our marketing initiatives to increase the engagement of our members in our programs. We also offer promotional and bonus rewards to members on a periodic basis in order to increase engagement, increase revenues and obtain additional member information such as email addresses or demographic information. As of December 31, 2008, approximately 2.0 million members (whom we call online members) have provided us with a deliverable email address in order to receive additional promotions. We have determined that our online members spend, on average, 60% more each year at participating restaurants than members who haven’t provided an email address.

Partner Programs. We partner with various loyalty program providers to offer their members the opportunity to earn rewards, such as airline frequent flyer miles, award points or other currency relevant to that partner, when their members patronize participating restaurants. These programs are typically co-branded with our program partner (e.g., American Airlines AAdvantage Dining by Rewards Network). In some cases, we work with the loyalty program provider’s affinity payment card issuer by automatically including our dining rewards program as a feature of the payment card. Our program partners generally have the right to approve all communications between us and members of their program.

The loyalty program provider benefits by expanding the opportunities for its members to earn rewards. In addition, we purchase the rewards that are provided to members of partner programs, so a program partner benefits by increasing the volume of the reward currency it sells, or by receiving a commission on the program currency provided to its members.

Airline frequent flyer programs represent the largest number of member accounts that are part of our loyalty partner programs. As of December 31, 2008, we provided dining rewards programs to eight major airlines, which we believe makes us the largest provider of dining rewards programs to the airline industry. In 2008, we added Southwest Airlines as a new airline partner. We are seeking to expand our partnerships beyond airlines. Upromise®, InterContinental Hotels Group, Chase Bank USA, N.A. and Electronic Script Incorporated (eScrip) are notable instances of non-airline loyalty program providers for which we provide dining rewards programs.

Cashback Rewards Program. We currently offer a free program and support a fee-based program for members who enroll directly into Rewards Network. This program provides Cashback Rewards savings on the total qualified transaction amount at participating restaurants. Cashback Rewards savings are cash credits that we make directly to the member’s payment card account.

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

Payment Card Issuer Programs. We work with various issuers of general purpose debit cards and credit cards to provide cardholders with Cashback Rewards savings as an incentive to certain payment card portfolios. Our program is a value-added feature of the card and provides cardholders with additional opportunities to earn rewards through the payment card’s loyalty program. Our relationships with payment card issuer partners support both the direct enrollment of new members via online secured website registration and the indirect enrollment of payment cards where our program is a feature of the payment card’s benefit program.

Rewards

We provide rewards to members as a service to participating restaurants. We believe the ability to offer rewards for dining is valuable to restaurants because rewards provide an incentive for members to try a restaurant at which they may have otherwise never dined and because they may influence how frequently a member may dine and how much he or she may spend at a participating restaurant.

We provide the majority of rewards to members in the form of a mileage credit to their frequent flyer account, a Cashback Rewards savings credit to their payment card account or a reward to their loyalty program account. Occasionally, we offer the opportunity for members to earn additional rewards under special promotions and bonus offers designed to increase engagement in the program, increase revenues and obtain additional member information such as email addresses or demographic information. Certain members receive additional rewards when they complete a survey about their dining experience. Cashback Rewards savings typically represent between 5% and 20% of the member’s total transaction amount with participating restaurants. Members receiving airline frequent flyer miles generally earn between one and five miles for each dollar spent at participating restaurants. The amount of rewards earned per dollar spent by members of our airline frequent flyer programs and some of our other loyalty programs is a result of the member’s annual level of participation in our program, with more active members earning greater rewards per dollar spent than less active members. In 2008, we revised our member rewards offerings to more cost effectively drive member engagement. For example, our revised rewards structure was designed to incentivize members to provide deliverable email addresses in order to receive enhanced rewards. Also some members were required to take other steps, such as filling out member surveys, to obtain the highest level of rewards. We frequently offer bonus opportunities to members that require registration and additional actions to earn these bonuses as part of our effort to increase engagement.

We communicate loyalty reward and bonus opportunities to members via a variety of communication methods, including email, www.rewardsnetwork.com and our partners’ websites.

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

We use the qualified transaction data to provide rewards to members. We also use qualified transaction data to create reports on member activity for our participating restaurants, to invoice and collect our fees from restaurants for marketing, and collect the portion of the member transaction that we have purchased from restaurants that participate in our Marketing Credits Program.

Competition

We do not believe that any single competitor in the United States offers the full range of services that we offer to restaurants. Features of our programs include: (1) the ability to market our participating restaurants to demographically attractive members, including the exclusive ability to market to many of our program partners; (2) our program partner and processor relationships; (3) as part of our Marketing Credits Program, access to capital in advance of customer transactions through our purchase of a portion of future member transactions; and (4) our reporting on member activity and member feedback that provides participating restaurants with valuable analysis of their customers’ behaviors and opinions. However, we do compete with many companies and programs that offer some of these services to restaurants. Our competitors include companies that offer marketing services and marketing programs to restaurants, or dining discounts to consumers. We also compete with various finance companies that address the capital needs of restaurants.

Employees

As of December 31, 2008, we had 397 employees, of whom 390 were full time. We believe that our relationship with employees is good. None of our employees are represented by a labor union.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of March 12, 2009:

Name	Age	Position(s)
Ronald L. Blake	53	President, Chief Executive Officer and Director
Roya Behnia	42	Senior Vice President, General Counsel, Secretary and Chief Privacy Officer
Mario A. Cruz	38	Senior Vice President, Chief Information Officer
Megan E. Flynn	42	Senior Vice President, Marketing and Business Development
Christopher J. Locke	38	Senior Vice President, Chief Financial Officer and Treasurer
Robert S. Wasserman	49	Executive Vice President, Sales and Operations

Ronald L. Blake became President and Chief Executive Officer of the Company in March 2005 and a director of the Company in September 2005. Prior to joining the Company, Mr. Blake was Chairman and Chief Executive Officer of Willis Stein Telecommunications Acquisition Corp. since 2000. Mr. Blake currently serves as a director of VelociTel and as trustee of Alverno College.

Roya Behnia became Senior Vice President, General Counsel, Secretary and Chief Privacy Officer in August 2006. Ms. Behnia served as Assistant General Counsel and Group General Counsel for SPX Corporation, a Fortune 500 multi-industry corporation, from August 2001 until August 2005.

Mario A. Cruz became Senior Vice President and Chief Information Officer in May 2004. Mr. Cruz joined the Company in October 2001.

Megan E. Flynn became Senior Vice President, Marketing and Business Development in September 2008 and served as Senior Vice President, Business Development since July 2003.

Christopher J. Locke joined Rewards Network in May 2005 as Senior Vice President, Business Planning, Analysis and Assurance. In December 2005, Mr. Locke was named Senior Vice President and Chief Financial Officer. Prior to joining the Company, he served as Chief Financial Officer of Willis Stein Telecommunications Acquisition Corp. beginning in December 2003.

Robert S. Wasserman is Executive Vice President, Sales and Operations. He joined Rewards Network in June 2005. Prior to joining Rewards Network, Mr. Wasserman served as Senior Vice President and a Principal of Knowledge Systems & Research, Inc., a custom research and consulting organization, from February 2004. From February 2003 until February 2004, Mr. Wasserman served as Executive Vice President of Willis Stein Telecommunications Acquisition Corp.

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

Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by statements in this Annual Report on Form 10-K include, but are not limited to, the risk factors set forth below. If any of the events discussed in these risk factors occur, our business, financial condition, results of operations or cash flows could be adversely affected in a material way and the market value of our common stock could decline. This Item 1A includes forward-looking statements. You should refer to our discussion of the qualifications and limitations on forward-looking statements on page 1.

A deteriorating economy could have a material adverse effect on our business, operating results and financial condition.

Our performance is subject to overall economic conditions and their impact on factors such as consumer spending, which have recently declined significantly and may be subject to further declines for the foreseeable future. Discretionary consumer spending has been seriously impacted by a variety of conditions, including unemployment, consumer debt levels, uncertainty in the real estate, mortgage, and credit markets, reductions in net worth, and other macroeconomic conditions that have negatively impacted consumer confidence. There can be no assurances that government and business responses to the current economic crisis and disruptions in the financial markets will restore consumer confidence. Discretionary consumer spending generally declines during recessionary periods and we are currently experiencing a severe recession. Because spending for dining at restaurants can generally be considered a discretionary purchase, we may experience a more negative impact on our business due to these conditions than other companies that don’t depend on discretionary spending.

Our business depends on members’ use of registered payment cards at participating restaurants. We have seen a marked decline in our members’ average spend at participating restaurants throughout the second half of 2008. If the national or local economy continues to deteriorate in the regions in which we do business, members may continue to perceive that they have less disposable income to spend dining out, and as a consequence, may spend less. If members spend less, our revenues may decline even if we maintain or increase the number of restaurants participating in our programs, and therefore may have a material adverse effect on our operating results and financial condition. In addition, if members have less available credit on their registered credit cards, they might not dine out as frequently or we may not capture all of the members’ dining activity.

In addition, a sustained economic downturn could cause participating restaurants to go out of business as a result of a decline in overall consumer spending. As with the decline in member spending that we have recently observed, we also have seen an increase in the failure rate of restaurants towards the end of 2008. Restaurants may continue to close or declare bankruptcy in greater numbers than in the past. It is likely that, if the number of restaurants entering bankruptcy rises or if a participating restaurant closes before the end of their participation in our dining credits program, there would be an increase in dining credits losses. If participating restaurants close or declare bankruptcy at higher rates than in the past, we could suffer higher than historical levels of losses on our existing dining credits portfolio, which could result in a material adverse effect on our revenues, operating results, and financial condition.

Because the majority of our participating restaurants are located in major metropolitan and surrounding areas like New York City, Chicago, Atlanta, South Florida, Dallas, and the San Francisco Bay area, to the extent any of these geographic areas experience any of the above described conditions to a greater extent than other geographic areas, it could have a materially negative effect on our business.

We depend on our ability to attract and retain restaurants.

Despite our belief that the current economy may make our programs more attractive to merchants searching for alternative means of marketing and financing, our business still requires significant marketing and sales efforts to restaurants. We are always at risk for decreases in the number of participating restaurants. Because of this, we constantly need to recruit new restaurants to participate in our programs. We must recruit new restaurants in part due to the high rate of restaurant failures that we historically have seen and that have now increased since late 2008. We must also recruit new restaurants to replace restaurants that choose not to continue to participate in our programs. We need to continually demonstrate to our participating restaurants the value of our programs in order to retain them. If we are unable to demonstrate the value of our programs or if our sales force is otherwise ineffective, we may be unable to attract additional restaurants to our program or retain restaurants already participating in our program.

As a result of our view in early 2008 that the economy would adversely impact the restaurant industry, we shortened the expected usage period of dining credits on a risk adjusted basis for new and renewed dining credits deals. By shortening this timeframe, we reduced our risk exposure to an individual restaurant and on an aggregate basis we reduced the risk exposure in the dining credits portfolio. In light of the challenging economic conditions, we intend to continue this practice of purchasing dining credits on a risk adjusted basis and with shorter usage periods. However, the shorter timeframe means that we purchase fewer dining credits, which reduces the size of our dining credits portfolio. Also, if we purchase fewer dining credits from a restaurant, the restaurant may leave our program earlier, which may result in fewer restaurants in our program. It also means that we must devote more time to the retention of restaurants in our programs. Purchasing fewer dining credits also reduces the total revenue that we may realize from that deal, and if we are unable to renew that restaurant or enter into other new deals to replace that restaurant, our revenues may decline and may adversely impact our business, operating results and financial condition.

During 2007 and 2008, we experienced a decline in average revenue per merchant due to a decrease in member spending at participating restaurants and the management of our members’ share of individual restaurants’ business. We manage our members’ share of individual restaurants’ business by not marketing or providing rewards to certain members for dining at particular restaurants. When we manage in this manner, we do not receive revenue from restaurants for those non-reward transactions. A decline in average revenue per merchant means that we must increase the number of restaurants that participate in our programs to maintain or grow our revenues. Even if we attract and retain enough restaurants to maintain or increase the number of restaurants that participate in our programs, our revenues may decline if average revenue per merchant declines, and may have a material adverse impact on our operating results and financial condition.

We rely on our due diligence process and credit evaluation tools to assess the financial risk of proposed deals and the risk profile of restaurants participating in our Marketing Credits Program. We seek to balance the financial risk of our restaurant deals with our desire to attract and retain restaurants. If our acceptance of financial risk is too conservative, it will make it more difficult for us to attract new participating restaurants or retain existing participating restaurants. On the other hand, if we accept too many deals with greater financial risk, we will increase the number of restaurants in our program but we may also experience greater dining credits losses. In some cases, we are not able to recover all of the dining credits we have purchased from a restaurant, resulting in a loss. We provide allowances for doubtful accounts based on our estimate of losses that would result from the inability of participating merchants to remain in business or a merchant’s unwillingness to honor its obligations relating to dining credits.

We expect the economic environment for the restaurant industry to continue to be very challenging in 2009, as it was in 2008. We believe that a difficult economy may make our marketing and dining credits programs more attractive to merchants who are looking for ways to increase revenues and have access to capital that has otherwise disappeared from other financing sources. As a result, we may experience a rise in applications to join our Marketing Credits program from restaurants whose financial condition is worse than we otherwise would see. Although we have implemented more stringent credit policies to appropriately assess the risk of these struggling restaurants, our efforts may make the dining credits program too costly or not otherwise attractive to other merchants who we would like to attract or retain.

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

We purchase a portion of future member transactions from restaurants that participate in our Marketing Credits Program. If a participating restaurant fails, we may not realize any value for the portion of future member transactions that we purchased and that have not been realized when the restaurant ceases to do business. We refer to these future member transactions as dining credits in our financial statements. Even if a participating restaurant stays in business, it may breach its agreement with us and we may incur costs to enforce our agreement and may not recover amounts sufficient to compensate us for damages that we suffer from the breach. We perform due diligence and credit analysis on dining credits purchase transactions, we generally secure the restaurants’ obligations by obtaining personal guarantees from restaurant owners, obtain blanket security agreements from certain restaurants, and we work to enforce our contracts with restaurants. However, we cannot assure you that these measures will be adequate to ensure that we will realize the full value of every contract that we have entered into with our participating restaurants.

We maintain an allowance for dining credits losses based on our estimates of losses that would result from the inability of participating restaurants to remain in business or our restaurants’ breach of their contracts, which we refer to as our allowance for doubtful dining credits accounts. We perform a quarterly analysis of the adequacy of our allowance and, if necessary, adjust this allowance. This analysis is based on a number of factors, including the specific identification of at-risk dining credits, whether the account has been referred to legal collections, the date of the last payment received from the merchant, whether our attempt to debit the merchant’s bank account for payment has been rejected, the merchant’s commercial credit score and the aging of the dining credits account. The amount of our allowance, however, is an estimate, and we cannot assure you that our actual dining credits losses will not be materially greater than our allowance for doubtful accounts. Although we refined our loss reserve methodology during the second quarter of 2008 to consider such criteria as listed above, significant risks remain in light of the economic crisis and decline in consumer spending. If we materially underestimate our actual dining credits losses, it could have a material adverse effect on our business, operating results and financial condition.

We depend upon our relationships with payment card issuers, transaction processors, presenters and aggregators.

Payment card transaction processing is an integral part of our business, and our relationships with payment card issuers, payment card processors, transaction presenters and aggregators of payment card transactions are very important. During 2008, we obtained transaction data for approximately 30% of our sales and processed collections of approximately 13% of sales through our relationship with Golden Retriever Systems, L.L.C. In addition, during 2008, we obtained transaction data for approximately 22% of our sales through American Express Travel Related Service, Inc. and approximately 21% of sales through First Data Corporation.

We currently have contracts with a significant number of processors, presenters and aggregators of payment card transactions. These processors, presenters and aggregators may choose to terminate or not renew their contracts with us for reasons including, among others, a decision to no longer provide transaction level details to third parties such as us, if they decide to engage in exclusive business relationships with organizations that are competitive with us, or if they determine that we are not in compliance with information security requirements or payment card industry regulations. We have been able to find suitable replacements for processors, presenters and aggregators who have terminated their contracts with us in the past without a material impact on our business. In addition, processors, presenters and aggregators with whom we have contracts may go out of business or otherwise lose the ability to themselves receive transaction-level detail as a result of not being in compliance with information security requirements, payment card industry regulations, or otherwise.

In any event, if relationships with processors, presenters and aggregators that in the aggregate provide us with transaction data for a significant amount of our sales terminate, our ability to receive and process a significant amount of transactions could be materially impaired if we are unable to find suitable replacements or convert restaurants to compatible platforms. If we are unable to find suitable replacements or convert restaurants to compatible platforms, there would be a material adverse effect on our ability to pay member rewards and recognize revenues.

A security breach that results in a payment card issuer re-issuing a significant number of registered payment cards may result in a decline in qualified transactions.

Members register their payment cards with us in order to participate in our programs. If a member’s payment card is replaced for any reason, including because the issuing bank has detected fraudulent use of the payment card or because of a data security breach by a third party in which the member’s payment card number may have been stolen, the member must register the replacement payment card with us in order to continue to participate in our program. We periodically send out email reminders to members who have provided us with email addresses to register all of their payment cards with us, and we may send out reminders to these members if we learn of a significant security breach that results in the replacement of a large number of payment cards. Additionally, we prompt members to update payment card information through messages on our website. However, some members may fail to register their replacement payment cards with us. If a significant number of members fail to register their replacement cards with us, we may see a decline in member activity, which may have a material adverse impact on our sales and member engagement.

We are subject to changes to payment card association rules and practices.

Our business model depends on our ability to obtain information with respect to payment card transactions made by members at our participating restaurants. Current Payment Card Industry compliance and VISA and MasterCard rules and practices permit the aggregation of data for payment card transactions at our participating restaurants and the comparison of this data with a file containing members’ registered card information. However, there is no assurance that payment card association rules and practices will not change and limit our ability to obtain this information. These rules are set by payment card networks, which may be strongly influenced by member banks or card issuers who may compete with us now or in the future with respect to the services we provide restaurants, and who may attempt to alter payment card association rules and practices to our detriment. If we are unable to comply with these rules and practices, processors, presenters and aggregators of payment card transactions may terminate their relationships with us. If we are unable to obtain this information, we will need to seek alternate ways of determining member qualified transactions, and we cannot assure you that any other method would be possible or cost-effective. If we cannot find alternative ways of determining member qualified transactions, that will have a material adverse effect on our business.

A significant number of our active member accounts are obtained from our relationships with airlines and other program partners.

We depend on our relationships with airline and other program partners for a significant number of members and a significant portion of our revenue. We are particularly dependent on our relationships with airline partners. For the year ended December 31, 2008, approximately 56.0% of our sales were derived from members enrolled in our programs through airline frequent flyer programs. As of December 31, 2008, we had contracts or relationships with eight major airlines and approximately 1.7 million of our approximately 3.1 million active member accounts were enrolled through airline frequent flyer programs. In addition, member accounts enrolled through three of our program partners, Upromise, Inc., United Air Lines, Inc. and American Airlines Inc., each represented more than 10% of our sales for 2008.

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

In addition, some of our relationships with program partners depend upon the use of bank affinity payment cards that are associated with our program partners. If the relationship between a program partner and its payment card issuer terminates or if our relationship with the partner’s payment card issuer terminates, we may lose access to the member accounts enrolled through that payment card issuer.

We have relationships with various organizations for the marketing, support and endorsement of our services and products. For example, we rely on our agreements with banks, payment card issuers, corporations, airline frequent flyer programs, member savings and loyalty programs and other entities across the country to market our services to their existing and future customers. The development and management of these relationships, including keeping our web site content attractive, is a long and difficult process, requiring experienced sales and marketing personnel. If we are unable to maintain these relationships, our inability to operate our programs may have a material adverse effect on our business, operating results and financial condition.

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

Adverse weather may adversely affect the frequency of member dining activity.

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

We generate revenue when members dine at participating restaurants. Any number of factors could affect the frequency with which members participate in our programs or whether consumers enroll in any of our programs at all. Aside from the current severe financial crisis and the loss of consumer confidence that could affect discretionary spending, these factors include (1) consumer tastes and preferences, (2) the frequency with which consumers dine out, (3) the number of desirable restaurants participating, (4) weather conditions, and (5) the availability of alternative discount programs in the local regions where consumers live and work. Any significant decline in usage or increase in membership cancellations, without a corresponding increase in new member enrollments, could make our programs less desirable to participating or prospective restaurants. Any decline in member usage would cause a decline in revenue and a higher cost of our inventory of dining credits.

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

We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

Our revenues and operating results could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, you should not rely on our past performance as an indication of future performance.

If we are unable to obtain sufficient cash, our business, financial condition and results of operations may be materially and adversely affected.

Our business is cash intensive. We typically purchase a portion of future member transactions from participating restaurants in exchange for cash. As of December 31, 2008, our cash and cash equivalents were $9.0 million, and we had $75.7 million of dining credits, net of our allowance for doubtful dining credits accounts.

The severe financial crisis and the deteriorating financial condition of large financial institutions has resulted in a severe decline in global credit markets, in higher short-term borrowing costs, and more stringent borrowing terms. Recessionary conditions in the global economy threaten to cause further tightening of the credit markets and more stringent lending standards. In light of these global conditions, and although we have $25.0 million of borrowing availability under our revolving credit facility, we cannot assure you that we will have access to that facility even if we were in compliance with all the conditions in the credit facility agreement. Also, we cannot assure you that we would be in compliance with the credit facility at the time we need to borrow under the revolving credit facility. We cannot assure you that we will be able to raise cash in the future on acceptable terms or at all. If we raise funds through the sale of equity or convertible debt securities, the value of our outstanding stock could be reduced. If we are unable to obtain sufficient cash to fund our purchase of future member transactions or otherwise provide working capital, our business, operating results and financial condition may be materially and adversely affected.

Class action lawsuits may be filed against us.

In light of the settlement of the California class action lawsuit, it is possible that there will be class action claims made against us in other states, raising allegations similar to those made by the plaintiffs in the California class action litigation and described in Note 13 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. The cost of defending and/or resolving through settlement any such purported class action litigation in one or several states in which we have entered into a significant number of Marketing Credits Program deals may be substantial and may have a material adverse effect on us. In addition, we might be subject to damages and court-ordered restrictions on the conduct of our business as a result of any judgment ultimately entered in any such litigation, which may have a material adverse effect on us.

Changes in our programs that affect the rate of rewards received by members could have adverse consequences.

We may implement changes to our programs that may have the effect of reducing the amount of rewards provided to some members or requiring some members to take actions to obtain the highest level of rewards. In the past, we have implemented such changes in an effort to encourage member engagement in our programs. If members react to these changes by reducing the frequency of transactions with our participating merchants, our sales could decrease and members could use our dining credits more slowly. In addition, the rate of our new member activation could suffer if potential members perceive our programs as offering lower rewards.

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

Interruptions to our systems that impair access to our websites and network and processing interruptions or processing errors could damage our reputation and substantially harm our business and operating results.

The satisfactory performance of our websites and network infrastructure are critical to our reputation and to our ability to attract and retain members and merchants. We depend on the functionality of transaction processing networks and our internal computer systems. Network interruptions and processing errors may result from various causes, including disruptions to telecommunications services or the electricity supply. Such disruptions may be caused by human error. There is also the potential threat of telecommunications and electrical disruptions caused by natural disasters, acts of terrorism or the malicious acts of computer criminals, who may attempt to compromise specific systems or generally propagate malicious software, such as viruses and worms. Any extensive or long-term disruptions affecting transaction processors could cause us to incur substantial additional expense or lost revenues we otherwise should have recognized. Errors or delays in processing transactions could also result in a loss of revenues.

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

We are subject to a number of current and pending federal and state laws and regulations governing the internet, privacy, and the use and storage of financial data and personally identifiable information. Changes to existing laws and regulations or the promulgation of new laws and regulations could affect how we operate our programs, increase our operating costs, change our competitive environment or otherwise adversely affect us.

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

Our revenues and profitability may decline if there is a shift toward the Marketing Services Program.

Our revenue from a transaction at a Marketing Credits Program restaurant is higher than the revenue we receive for a transaction of the same amount at a Marketing Services Program restaurant. An increase in the percentage of restaurants that participate in the Marketing Services Program instead of the Marketing Credits Program may cause a decline in our revenues and profitability even if the overall number of participating restaurants remains the same or increases.

Impairment to goodwill could result in a charge to earnings.

Under current accounting standards, goodwill and certain intangible assets are determined to have an indefinite useful life and are not amortized, but instead tested for impairment at least annually or when impairment indicators, such as a decline in share price, are present. Assessment of goodwill could result in circumstances where the recorded asset is deemed to be impaired for accounting purposes. Under such circumstances, the impairment would be reflected as a charge to earnings in the period during which such impairment is identified. The impact of such impairment could have a material effect to our results of operations.

Samstock, L.L.C. and its affiliates are a large stockholder.

As of March 9, 2009, our largest stockholder, Samstock, L.L.C. and its affiliates, beneficially owned in aggregate 6,970,042 shares of our common stock, representing approximately 25% (based on 27,419,297 shares of common stock outstanding at March 9, 2009) of our outstanding common stock. As a result of their ownership, Samstock and its affiliates may be able to substantially influence the outcome of all matters submitted to a vote of our stockholders, including the election of directors. Samstock is indirectly owned by certain trusts and the trustee of these trusts is Chai Trust Company, LLC. The current chairman of our board of directors, Donald J. Liebentritt, is the President of Chai Trust Company, LLC.

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

Sales of a substantial amount of stock in the public market (such as the shares previously registered by us), or the perception that these sales may occur, could result in lower market prices of our common stock. This could also impair our ability to raise additional capital through the sale of other securities. As of March 9, 2009, 27,419,297 shares of our common stock were outstanding. In addition, as of March 9, 2009, 571,500 shares of our common stock were issuable upon exercise of outstanding employee and director stock options; 130,557 shares of our common stock were issuable upon the issuance of outstanding director stock awards that have been deferred; 739,119 shares of our common stock were issuable upon the vesting of employee stock awards and an additional 3,098,824 shares of our common stock were available under our long-term incentive stock plan for future grant. All of these shares have been registered for sale. The issuance and sale of a significant number of shares of our common stock upon the exercise of stock options and the vesting of stock awards, or the sale of a substantial number of shares of our common stock pursuant to Rule 144 or otherwise, could result in a dilution to each stockholder’s percentage ownership and could adversely affect the market prices of our securities.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table sets forth certain information regarding our principal facilities as of December 31, 2008:

Location	Monthly Rent	Term of Lease	Square Footage
Chicago, IL—Executive offices	$45,763	09/01/03 - 08/31/11	28,721
Hollywood, FL—Operations	44,670	07/01/07 - 06/30/13	21,879

In addition to the properties listed above, we have one other operations office and 16 sales offices throughout the United States and Canada, one of which is subleased. We believe our properties are generally in good condition and adequate for our needs. Furthermore, we believe that suitable additional or replacement space will be available when and if needed.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the three-month period ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(A) MARKET INFORMATION

Shares of our common stock are listed and traded on the NASDAQ Stock Market LLC under the symbol DINE. Prior to May 26, 2008 shares of our common stock were listed and traded on the American Stock Exchange under the symbol IRN. The following table sets forth, for the periods presented, the high and low sales prices per share of our common stock, as reported on the American Stock Exchange (prior to May 26, 2008) and the NASDAQ Stock Market LLC.

Quarter Ended	Low	High
March 31, 2007	$4.89	$6.98
June 30, 2007	3.31	5.80
September 30, 2007	2.90	4.85
December 31, 2007	4.12	5.45
March 31, 2008	3.48	5.52
June 30, 2008	3.75	5.03
September 30, 2008	3.48	5.27
December 31, 2008	2.00	5.04

(B) HOLDERS

As of March 9, 2009, there were 220 holders of common stock of record.

(C) DIVIDENDS

We have not paid cash dividends on our common stock in our two most recent fiscal years. We do not expect to pay any cash dividends on our common stock in the foreseeable future. Our current credit facility prohibits us from paying cash dividends on our common stock without the consent of the credit facility lenders.

Item 6.	Selected Financial Data (in thousands except for per share data)

The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the notes to those financial statements, which are included in this Annual Report on Form 10-K.

	Years ended December 31,
	2008	2007	2006	2005	2004
Statements of Operation Data
Sales	$244,913	$225,107	$252,986	$287,145	$348,078

Net revenue	74,209	64,513	81,362	74,261	89,711
Other operating revenue	1,271	1,712	2,135	2,790	3,536
Total operating revenues	75,480	66,225	83,497	77,051	93,247
Total operating expenses	67,103	56,366	106,082	74,178	68,195
Operating income (loss)	8,377	9,859	(22,585)	2,873	25,052
Other (expenses) income, net	(802)	360	(204)	(2,753)	(2,804)
Income (loss) before income taxes	7,575	10,219	(22,789)	120	22,248
Income tax provision (benefit)	2,766	3,254	(7,634)	741	9,031

Net income (loss)	$4,809	$6,965	$(15,155)	$(621)	$13,217

Net income (loss) available to common stockholders	$4,809	$6,965	$(15,155)	$(621)	$14,865

Earnings (loss) per share of common stock:
Basic	$0.18	$0.26	$(0.57)	$(0.02)	$0.53

Diluted	$0.18	$0.26	$(0.57)	$(0.02)	$0.50

Weighted average number of common and common equivalent shares outstanding:
Basic	27,175	26,990	26,683	26,133	24,837

Diluted	27,475	27,163	26,683	26,133	29,731

Balance Sheet Data:
Total assets	$123,816	$176,544	$206,579	$190,887	$200,671
Debt	—	55,000	70,000	70,000	70,000
Stockholders’ equity	99,319	92,842	84,737	94,188	92,368
Debt to total assets	0%	31%	34%	37%	35%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands, except per share data)

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those financial statements provided under Part II, Item 8 of this Annual Report on Form 10-K.

OVERVIEW

We operate the leading dining rewards programs in North America by marketing our participating restaurants to members of these programs and by providing incentives to members to dine at these restaurants. Participating restaurants benefit from these marketing efforts, reporting of program results, customer feedback through member comments as well as access to capital that we offer. In addition to operating the dining rewards program of leading airline frequent flyer programs, clubs and other affinity organizations, we offer our own dining rewards program through our website, www.rewardsnetwork.com. In 2009, we will be celebrating our 25th year in business.

We market participating restaurants to members principally through the Internet and email. Our programs are designed to increase the frequency of dining and the amount spent on dining by members at participating restaurants by providing incentives to members to dine at these restaurants, including airline miles, college savings rewards, reward program points, and Cashback RewardsSM savings. As members spend more at participating restaurants, the amount of incentives they receive for dining increases. We also offer reporting and customer feedback to participating restaurants and provide aggregate data regarding members’ activity and feedback through comments and ratings gathered from surveys. In addition, we provide access to capital by purchasing a portion of future member transactions from participating restaurants in bulk and in advance. Bars and clubs also participate in our programs, and for purposes of describing our business, are included when the terms “restaurants” or “merchants” are used.

We are paid for our services and, if applicable, receive the portion of a member’s transaction that we have purchased only if a member dines at a participating restaurant when rewards are available and pays using a credit or debit card (also referred to as a payment card) that the member has registered with us. Our revenue per transaction is equal to a percentage of the member’s total dining transaction amount. These revenues are applied to recover our costs where we have purchased a portion of future member transactions; provide rewards to members; cover our selling, marketing, general and administrative expenses; and generate operating income that provides a return for our stockholders.

We primarily offer two programs to restaurants—our Marketing Services Program and Marketing Credits Program. In both the Marketing Services and Marketing Credits Programs, we market participating restaurants to members, offer incentives to members to dine at these restaurants and provide reporting for restaurants on member activity and member feedback. We also provide restaurants that participate in the Marketing Credits Program with access to capital through our purchase of a portion of future member transactions. In discussing our business, we use the term “dining credits” to refer to the portion of future member transactions that we purchase. Our contracts include a separate fee for marketing, reporting on member activity, member feedback and dining rewards programs. We include all components of the Marketing Credits Program, including the payment for marketing, reporting on member activity, member feedback and dining rewards programs, in Marketing Credits Program sales and net revenues because we analyze our business in this manner.

Beginning in December 2007 and early 2008, we anticipated a decline in consumer spending and a period of economic and credit uncertainty in the restaurant industry. We also sought to address our required repurchase of convertible subordinated debentures in the principal amount of $55,000 no later than October 2008. As a result, we implemented more conservative dining credits purchasing policies and aggressively managed our operating expenses.

During most of 2007, we increased the size of our dining credits portfolio by increasing the amount of dining credits purchased from select restaurants that met our due diligence and risk assessment requirements.

However, beginning in December 2007 and throughout 2008, we saw a decline in consumer spending and increased economic and credit uncertainty in the restaurant industry. During the second half of 2008, in particular, we experienced a decline in average transaction amount as a result of members spending less at our restaurants, either by spending less on a particular meal or by altering their dining behavior by dining at restaurants with lower prices. Cancellation of corporate holiday events and a decrease in gift card sales also contributed to this trend in the fourth quarter. Even if we were successful in increasing our merchant count and overall member engagement, a decline in member spending could negatively impact several aspects of our business and financial results. With a decline in consumer spending and a difficult economic environment, we expected that merchants could increasingly default on their obligations to us, including through restaurant closings that could result in an increase in our loss reserve and write-offs. Also, the amount of rewards currency that we provide to members is based on the amount the member spends at our restaurants. A decline in member spending could have made it more difficult for us to meet our minimum purchase obligations for some of our partners’ rewards currency, which would have caused us to incur costs for rewards currencies that we would not be able to use. Finally, a deterioration of our financial performance could have led to a default under our credit facility with respect to certain financial covenants, which could have limited our liquidity. In addition, we implemented more conservative dining credits purchasing policies and aggressively managed our operating expenses in order also to meet our obligations to repurchase our convertible subordinated debentures during the fourth quarter of 2008 in the principal amount of $55,000.

In anticipation of the potentially negative impact on our financial results from any deterioration in consumer spending and economic conditions, we took aggressive steps to manage risks in our dining credits portfolio and reduce our ongoing operating expenses.

More Conservative Dining Credits Purchasing Policies. We implemented more conservative dining credits purchasing policies during mid-2008 in light of the significant economic challenges and the credit uncertainty facing both the restaurant industry and consumers. We also adjusted these policies to conserve liquidity due to the scheduled redemption of our convertible subordinated debentures during the fourth quarter of 2008 in the principal amount of $55,000. These more conservative policies were aimed at generally reducing the amount of dining credits we purchased from individual restaurants and shortening the usage periods of the dining credits purchased.

We made the decision to modify the amount of dining credits we purchased based upon our review of internal and external conditions. We continually evaluate our dining credits purchase policies by monitoring the performance of our dining credits portfolio and observing current economic trends facing the restaurant industry. In analyzing the appropriate amount of dining credits to purchase and, therefore, the length of the dining credits usage period for a particular restaurant, we considered the overall economic condition of the restaurant industry, the performance of participating restaurants generally and that individual restaurant’s credit profile, sales, and history in our program. We also made our credit requirements more stringent for restaurants seeking to participate in our dining credits program. In addition to these steps, we also further tightened our credit requirements in the fourth quarter of 2008, in light of the deteriorating economic environment and the corresponding drop in consumer spending. During the second half of 2008, we also sought to focus our dining credits purchases on the types of restaurants that are most appealing to consumers in light of current conditions. We expect to continue these more conservative dining credit purchasing policies during this challenging economic period.

We believe that purchasing fewer dining credits from individual restaurants is a conservative approach as we have less capital at risk with any individual restaurant. We continue to monitor economic developments, member dining behavior and our restaurants’ business on an on-going basis and make business decisions based on the developments that we observe. In response to the current economic environment, we may take an even more conservative approach with our dining credits purchases in the future in order to manage risk in our dining credits portfolio, which would likely result in a further decrease in the size of our dining credits portfolio and lower future revenues. We may also increase our loss reserves in response to our assessment of the economy and the performance of our restaurants.

Management of Operating Expenses. In addition to actively managing the risk in the dining credits portfolio, we also reduced ongoing operating expenses in order to better position the business to continue to generate operating profit in an uncertain economic environment. Throughout 2008, we reduced member benefits expense, marketing expenses and other operating expenses, including certain headcount reductions.

During the second half of 2007, we were engaged in a project to restructure the member benefits we offer. We implemented revised benefit offerings with most of our partners that became effective January 1, 2008. As a result of these efforts, with the exception of one partner, we modified the member tier criteria to reward dining at participating restaurants and online engagement by providing the highest level of benefits to members that provide us with current email addresses, agree to receive our marketing promotions, dine frequently and who have completed a specified number of dines at participating restaurants. We also revised bonus opportunities to encourage members to complete surveys regarding their dining experience. As a result of our revised benefit offerings to focus on online engagement, member benefit expense decreased to 12.1% of sales for 2008 as compared to 16.4% of sales for 2007. We have driven increases in qualified transactions, active members and overall revenues while lowering marketing and member benefit expense a total of $7,209 to $29,660 during 2008 from $36,869 during 2007. Our new website platform, email marketing and rewards structure have contributed to higher revenues and improved member engagement at a lower cost.

We also reduced member and merchant marketing expense by $3,352 to $3,567 during 2008 from $6,919 during 2007. As a result of these efforts, marketing expense decreased to 1.5% of sales for 2008 as compared to 3.1% of sales for 2007.

We also continued to focus on reducing other operating expenses. However, we specifically avoided cost reductions that would adversely impact our sales force. While we see the current environment as challenging, we also see an opportunity to add more restaurants to our programs. So we continue our investment in the sales force and intend to maintain full staffing levels.

Despite our more conservative approach to our dining credits portfolio in 2008, we generated higher sales and increased profitability. With strong operating cash flows, we repurchased the entire balance of our convertible subordinated debentures out of cash and cash equivalents and operate free of debt.

As a result of our more conservative dining credits purchasing policies that lowered the average amount of capital at risk, our net dining credits portfolio decreased to $75,663 as of December 31, 2008 from $94,880 as of December 31, 2007 and our net dining credits usage period decreased to 7.5 months at December 31, 2008 from 9.8 months at December 31, 2007. We purchased fewer dining credits from individual restaurants, but we increased the total number of restaurants on our program from 9,542 at the end of 2007 to 9,888 at the end of 2008. The mix of our restaurants changed so that by the end of 2008 the number of our Marketing Credits Program restaurants decreased by 195 while the number of our Marketing Services Program restaurants increased by 545. While our merchant mix changed throughout the year, we still generated higher sales than the prior year.

Generally, a consequence of our purchase of fewer dining credits was a higher purchase price for the dining credits, which resulted in increased cost of sales. In order to maintain profitability of Marketing Credits Program restaurants that had a higher cost of sales, we required a higher sales yield in our deals with those restaurants. Higher sales yield increased the amount of each member transaction we retained as Marketing Credits Program sales. Higher sales yields also resulted in a decrease in member benefit expense as a percentage of each transaction that partially or completely offset the increased cost of sales on that transaction.

As a result of our increase in sales, more conservative dining credits purchasing policies and our focus on controlling expenses, we achieved profitable sales growth for the full year of 2008. We generated strong operating cash flows throughout 2008 that enabled us to repurchase our convertible subordinated debentures throughout the year from our cash and cash equivalents balances. We currently do not have any borrowings outstanding under our credit facility and continue to operate on a debt-free basis.

We have also made changes to our partner programs and invested in technology to market participating restaurants through new social media.

In October 2008, we terminated our relationship with Continental Airlines and we no longer support its mileage currency. Members in this program interested in earning dining rewards on an ongoing basis were encouraged to sign up for an alternate Rewards Network dining program. In November 2008, we launched a new partnership with Southwest Airlines. This new partnership features Southwest’s rewards credits as the members’ preferred currency and is being promoted across the United States to acquire new members who are influenced by the value of this currency.

We also began investing time and resources in developing new social media functionality and creating a promotional presence in several social networks. We intend to continue to invest in these areas and further establish Rewards Network in social media networks throughout 2009 and beyond.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the allowance for losses, the valuation allowance, if any, for net deferred tax assets, goodwill, revenue recognition and legal contingencies. Our estimates are based on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

During the second quarter of 2008, we refined our methodology used to estimate losses in dining credits and accounts receivable. Prior to the second quarter of 2008, our methodology was primarily based upon the age of the portfolio as calculated from sales from the preceding quarter. We applied estimated loss percentages to the aged portfolio based on the estimated time remaining on each deal. We also provided for specifically identified accounts and for dining credits balances that were large or slow moving. Since the beginning of 2007, however, we have been collecting additional historical information on merchant account balances. With this additional data, during the second quarter of 2008, we refined our estimation method and now use this information to monitor accounts, track historical write-offs, and fund new accounts. We now apply a reserve rate to accounts based upon additional characteristics, such as whether the account has been referred for legal collection, the date of the last payment received from the merchant, whether our attempt to debit the merchant’s bank account for payments due to us has been rejected, the merchant’s commercial credit score, and the aging of the account. The reserve rate for each account is based upon historical charge-off rates of accounts with similar characteristics. We also provide for specifically identified accounts and for dining credit balances that are large or slow moving as we did previously. We will continue to review our reserve rates on a regular basis based upon historical charge-off rates and may adjust reserve rates based on changes in the nature of our business, risk considerations, economic conditions or other factors. Losses are reduced by recoveries of dining credits previously charged off. Account balances are charged off against the allowance once we conclude that a merchant is unwilling or unable to honor their obligation relating to dining credits. Subsequent to the account being charged off, we may continue to pursue recovery efforts. As of the beginning of 2008, we updated our write-off policy to further define when an account should be written-off. This updated policy contributed to higher write-offs in 2008 as compared with 2007.

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

Goodwill Impairment

On at least an annual basis, we evaluate whether events and changes in circumstances warrant the recognition of an impairment loss of unamortized goodwill. If it is determined that a triggering event has occurred, we evaluate goodwill for impairment between our annual testing dates. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our programs, a change in the competitive environment, a decline in the market value of our Company and other industry and economic factors. Recoverability of an asset is measured by comparison of its carrying amount to the expected future cash flows. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. We utilize a discounted cash flow analysis in our impairment testing. Significant management judgment is required in the forecasting of future operating results that are used in the preparation of projected cash flows, and, if different conditions prevail or judgments are made, a material write-down of goodwill could occur.

We comply with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the current standard for periodic assessment of the carrying value of intangible assets, including goodwill. We assess the impact of SFAS No. 142 using a two-step approach to assess goodwill based on applicable reporting units and any intangible assets, including goodwill, recorded in connection with our previous acquisitions. We report under a single reporting segment as such our goodwill analysis is measured under one reporting unit.

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

RESULTS OF OPERATIONS—COMPARISON OF 2008 AND 2007

As a means of better illustrating our operations and results, the following table illustrates the relationship between revenue and expense categories for 2008 and 2007. These percentages have been rounded to the nearest tenth.

	Percentage of Sales
	2008	2007
Sales	100.0	100.0
Cost of sales	52.8	50.1
Provision for losses	4.7	4.8
Member benefits	12.1	16.4

Net revenue	30.3	28.7
Membership fees and other income	0.5	0.8

Total operating revenue	30.8	29.4

Salaries and benefits	9.0	9.1
Sales commission and expenses	8.1	9.1
Professional fees	1.2	1.2
Member and merchant marketing expenses	1.5	3.1
Depreciation and amortization	2.2	2.2
General and administrative expenses	5.4	6.3
Litigation and related expenses	0.0	(5.9)

Total operating expenses	27.4	25.0

Operating income	3.4	4.4
Other (expense) income, net	(0.3)	0.2

Income before income tax provision	3.1	4.5
Income tax provision	1.1	1.4

Net Income	2.0	3.1

Operating Revenues

The following table sets forth for the periods presented sales, components of costs of sales and certain other information for each of our two marketing programs. We use the term “dining credits” to refer to the portion of future member transactions that we purchase. Our Marketing Credits Program contracts include a fee for marketing, customer feedback through member comments and ratings, member feedback and dining rewards programs. We include all components of the Marketing Credits Program, including this fee, in Marketing Credits Program sales and revenues because we analyze our business in this manner. We use the term “merchant” in this discussion to refer to restaurants, bars and clubs. Financial information regarding our interest income from the RCR Loan product is included in the Marketing Credits Program sales strictly for purposes of our income statement.

	2008			2007
	Marketing Credits Program	Marketing Services Program	Total	Marketing Credits Program	Marketing Services Program	Total
Merchant count as of December 31, 2008 and 2007, respectively	6,293	3,595	9,888	6,488	3,054	9,542
Number of qualified transactions	6,419	3,178	9,597	5,704	2,900	8,604
Average transaction amount	$45.18	$46.32	$45.55	$47.66	$47.99	$47.77
Qualified transaction amount	$289,979	$147,192	$437,171	$271,879	$139,172	$411,051
Sales yield	76.3%	16.1%	56.0%	74.0%	17.2%	54.8%
Sales	$221,155	$23,758	$244,913	$201,133	$23,974	$225,107
Cost of dining credits	$128,271	$—	$128,271	$111,617	$—	$111,617
Processing fee	750	409	1,159	794	418	1,212

Total cost of sales	$129,021	$409	$129,430	$112,411	$418	$112,829

Provision for dining credits losses	$11,614	$—	$11,614	$10,896	$—	$10,896
Member benefits	$14,538	$6,228	$20,766	$18,589	$9,297	$27,886
Bonus rewards	3,256	1,662	4,918	2,347	1,206	3,553
Partner Commissions	2,663	1,313	3,976	3,759	1,671	5,430

Total member benefits	$20,457	$9,203	$29,660	$24,695	$12,174	$36,869

Net revenue	$60,063	$14,146	$74,209	$53,131	$11,382	$64,513

In analyzing sales, we focus on three key metrics: merchant count, qualified transaction amount, and sales yield. Merchant count is the number of merchants active in our program at the end of each period. Qualified transaction amount represents the total dollar value of all member dining transactions that qualify for a benefit, and therefore provide revenue to us. Sales yield represents the percentage of the qualified transaction amount that we retain as revenue.

Ending merchant count as of December 31, 2008 was 9,888 compared to 9,542 as of December 31, 2007, an increase of 3.6%. The increase in total Merchant Count was driven by a 17.7% increase in Marketing Services Program merchants to 3,595 merchants, offset by a 3.0% decrease in Marketing Credits Program merchants to 6,293 merchants. The increase in merchant count was a result of the staffing level and productivity of our sales force throughout 2007 and 2008. In addition, we experienced a shift in the mix of merchants towards Marketing Services Program merchants from Marketing Credits Program merchants as a result of more conservative dining credits purchase policies implemented during 2008. Our more conservative dining credits purchasing policies caused some merchants to complete the program more quickly than in the past that we were unable to renew caused us to reject more deals than in the past; and caused some merchants to reject our dining credits purchase offers as being insufficient for their needs.

We continually evaluate our dining credits purchase policies by monitoring the performance of our dining credits portfolio and observing current economic trends facing the restaurant industry. During 2007, we made efforts to retain desirable merchants by increasing, on a risk-adjusted basis, the amount of dining credits that we purchased, and lengthened the period of time it takes our members to use the dining credits at the restaurants. The longer dining credits usage periods from these deals contributed to an increase in our dining credits portfolio balance and merchant count throughout 2007. During the fourth quarter of 2007 and throughout 2008, we began to shorten the dining credits usage period of new dining credits purchased from certain merchants as a result of our assessment of the overall economic trends facing the restaurant industry, a decline in consumer spending and the pending repurchase of our $55,000 convertible subordinated debentures that were due in October 2008. Shortening the dining credits usage period for a deal reduces our risk exposure with respect to that deal, but also decreases the revenue that we may realize from that deal and may shorten the period of time the restaurant participates in our program if we are unable to renew the restaurant’s participation in our programs. Our net dining credits balance as of December 31, 2008 decreased to $75,663 from $94,880 at December 31, 2007 due in part to the decrease in the dining credits net usage period.

Qualified transaction amounts at our participating merchants increased $26,120, or 6.4%, to $437,171 for 2008 compared to 2007 as a result of the increase in merchant count and in the number of qualified transactions between periods. The increase in overall merchant count combined with increased spending at lower priced merchants drove an 11.5% increase in the number of qualified transactions for 2008 as compared to 2007. However, this volume increase was significantly offset by a decrease in average transaction amount. Average transaction amount decreased $2.22, or 4.6%, to $45.55 for 2008 from $47.77 for 2007. While we saw members continue to dine out despite the difficult economic climate they generally spent less than they have in the past and also shifted their dining habits from higher-end establishments toward mid and low range establishments.

As noted above, beginning in the fourth quarter of 2007, we shortened usage periods of new Marketing Credits deals, which resulted in a higher cost of sales. In order to maintain profitability of Marketing Credits deals that have a higher cost of sales, we require a higher sales yield on these transactions. As a result, total sales yield increased to 56.0% for 2008 compared to 54.8% for 2007 due to the increase in sales yield in the Marketing Credits Program, offset by a decrease in sales yield in the Marketing Services Program. The Marketing Credits Program sales yield increased to 76.3% for 2008 compared to 74.0% for 2007. Sales yield for the Marketing Services Program decreased to 16.1% for 2008 from 17.2% for 2007 as we have continued to lower the price of this product.

Sales for 2008 increased 8.8% as compared with 2007 primarily due to an increase in merchant count, increase in qualified transaction amount and higher Marketing Credits sales yield, offset by lower average transaction amount. Marketing Credits sales increased 10.0% for 2008 as compared to 2007 while Marketing Services Program sales decreased slightly.

Cost of sales increased to 52.8% of total sales and 58.3% of Marketing Credit Program sales for 2008 as compared to 50.1% of total sales and 55.9% of Marketing Credit Program sales for the same period in the prior year. This increase was due to our effort, beginning in the fourth quarter of 2007, to shorten usage periods of new Marketing Credits deals. Marketing Credits deals with shorter usage periods typically have a higher cost of sales because we purchase dining credits with a shorter usage period at a lower discount. The dining credits net usage period decreased to 7.5 months at the end of 2008 from 9.8 months at the end of 2007.

The provision for losses decreased slightly to 4.7% of total sales and 5.3% of Marketing Credits Program sales for 2008 compared with 4.8% of total sales and 5.4% of Marketing Credits Program sales for 2007. As previously discussed in Critical Accounting Policies and Estimates, we refined our methodology used to estimate losses in dining credits and accounts receivable. The refined methodology was applied to our entire portfolio and resulted in approximately $1,500 of additional provision for losses expense during the second quarter of 2008. The allowance for doubtful accounts as a percentage of the gross dining credits balance was 21.0% as of December 31, 2008 as compared to 18.3% as of December 31, 2007. While we have adopted more conservative dining credits purchasing policies, we have also increased our reserves against the dining credits portfolio. We believe that the higher reserve balance is appropriate given the increased risk of merchant defaults due to the economic uncertainty.

The provision for both periods included reserves for both our dining credits portfolio and RCR Loan notes. The provision for losses expense for RCR Loan notes was $757 and $1,494 for 2008 and 2007, respectively. We decided to exit the RCR Loan product effective January 2008, although we continue to service RCR Loan notes that we previously purchased. The RCR Loan notes receivable, net of allowance for doubtful accounts as of December 31, 2008 was $56.

Net write-offs totaled $13,094 during 2008 as compared to net write-offs of $508 during 2007. In early 2007, we updated our write-off policy to further define when an account should be written-off. As a result of this updated policy, there was a slower write-off of assets in the gross dining credits asset and an increase in the allowance for doubtful accounts during 2007. As of the beginning of 2008, we further refined the write-off policy to include a time period in which an account should be written-off. Due in part to this updated policy we recognized higher write-offs in 2008 as compared with the prior year. Because the majority of these 2008 write-offs were previously reserved in the allowance for doubtful accounts, the change in this policy did not materially affect the provision for losses during 2008.

Member benefits expense, which includes partner commissions and incentive bonus awards paid to members, decreased to $29,660, or 12.1% of sales, for 2008 compared with $36,869, or 16.4% of sales, for 2007. We implemented revised benefit offerings with most of our partners that went into effect during the first quarter of 2008. These revised offerings resulted in lower overall member benefit costs. During 2008 we drove increases in qualified transactions, active members and overall revenues while decreasing total member benefits expense by $7,209 compared to the prior year. Offsetting this cost savings was an expense of $2,135 recorded during 2008 relating to our minimum purchase obligations with various partners. There was no such expense during the prior year.

Net revenues increased to $74,209, or 30.3% of sales, during 2008 as compared to $64,513, or 28.7% of sales, during 2007. Net revenues were positively impacted as compared to the prior period by higher sales and lower Member benefits expense, partially offset by increases in cost of sales and the provision for losses.

Membership and other income decreased $441 or 25.8% for 2008 compared with 2007. The decrease can be primarily attributed to the decline in fee paying members. Beginning in mid-2008, we introduced a new membership program that eliminates fees for certain members.

Operating Expenses

Salaries and benefits increased $1,697 or 8.3% to $22,090 for 2008 from $20,393 for 2007 primarily due to an increase in management incentive compensation accruals and an increase in stock based compensation expense from the issuance of restricted stock unit awards, offset by a decrease in salary expense from a reduction in general and administrative headcount.

Sales commissions and expenses include sales force salaries and benefits, commissions, travel costs and training. Sales commissions and expenses decreased to 8.1% of sales for 2008 compared to 9.1% of sales for 2007 due to a decrease in sales employee headcount, primarily in connection with the discontinuation of the RCR Loan Program, partially offset by an increase in the sales incentive compensation expense.

Professional fees increased $404, or 15.4%, to $3,022 for 2008 as compared to $2,618 for 2007 as a result of the expansion efforts in Canada and professional fees related to collections efforts.

Member and merchant marketing expenses decreased $3,352 or 48.4% for 2008 compared with 2007 as we continue to migrate our marketing efforts away from direct print mail and focus on more cost-efficient email marketing. While our marketing expenses have decreased by nearly half, we continue to see increases in total revenues, total qualified transactions and active members compared with the prior year.

Depreciation and amortization costs increased $466 or 9.4% for 2008 compared to 2007 as we continue to invest in the development of our websites, technology investments supporting the automation of internal processes, and general information technology investments.

General and administrative expenses decreased $982 or 6.9% for 2008 compared to 2007. The decrease was primarily due to a decrease in rent expense, other office costs, corporate insurance expense and travel expenses, offset by increases in stock compensation expense of $724 due to the accelerated vesting of restricted stock units for our Board of Directors during the first quarter of 2008 and severance expense of $357 related to a reduction in force.

As described in Note 13 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, during 2008 we reversed $43 in litigation and related expenses relating to the California class action lawsuit. In 2007 we reversed $13,242 in litigation and related expenses which consisted of $13,217 relating to the California class action lawsuit and $25 relating to the Source Inc. litigation. The expenses related to the California class action suit consisted of the expense to the class, legal expenses incurred by us, legal expenses from the plaintiff’s attorneys, claims administration costs and class representation costs. The original reserve recorded in 2006 was based on our initial estimate of the cost of the settlement and related legal and administrative expenses. The first installment for virtually all of the claims, payments to the representative plaintiffs and the first installment of payments to class counsel were made in December 2007. As such, the reserve was adjusted during 2007 and 2008 as the actual amounts were determined. The balance of the accrual relating to the California class action suit was $3,164 as of December 31, 2008 and will be paid during the first quarter of 2009.

Other Income and Expense

Interest and other income decreased $1,926 to $647 for 2008 compared with 2007 as a result of lower cash and cash equivalent balances as a result of the repurchase of our convertible subordinated debentures during 2008 and a change in investment strategy, which resulted in lower interest rates year over year. Interest expense and financing costs decreased $1,237 to $1,715 primarily due to a decrease in interest expense recorded for our convertible subordinated debentures as a result of our purchase of the outstanding convertible subordinated debentures beginning in late 2007. In addition, we recorded a gain of $266 in 2008 and a gain of $739 in 2007 relating to the purchase of a portion of our outstanding convertible subordinate debentures as discussed below under Liquidity and Capital Resources.

Income tax provision

Our effective tax rate for 2008 was 36.5% compared with 31.8% for 2007. The increase primarily resulted from a higher level of tax-exempt interest recorded in 2007 as compared to 2008.

Net income

Net income was $4,809 for 2008 compared with net income of $6,965 for 2007. The 2007 results included a reversal of litigation and related expenses relating to the California class action suit of $13,242 (pre-tax). Excluding this reversal, net income for 2008 was higher than 2007 primarily due to an increase in sales and a decrease in member benefit expense during 2008.

Basic weighted average number of shares outstanding increased to 27,175 for 2008 compared to 26,990 for 2007 primarily due to the issuance of shares upon the vesting of restricted stock unit awards during the first quarter of 2008 and the exercise of stock options. Diluted weighted average shares outstanding increased to 27,475 for 2008 compared to 27,163 for 2007 primarily due to the issuance of shares upon the vesting of restricted stock unit awards during the first quarter of 2008, the exercise of stock options and an increase in the dilutive effect of restricted stock unit awards.

RESULTS OF OPERATIONS—COMPARISON OF 2007 AND 2006

As a means of better illustrating our operations and results, the following table illustrates the relationship between revenue and expense categories for 2007 and 2006. These percentages have been rounded to the nearest tenth.

	Percentage of Sales
	2007	2006
Sales	100.0	100.0
Cost of sales	50.1	51.4
Provision for losses	4.8	1.6
Member benefits	16.4	14.8

Net revenue	28.7	32.2
Membership fees and other income	0.8	0.8

Total operating revenue	29.4	33.0

Salaries and benefits	9.1	9.4
Sales commission and expenses	9.1	7.1
Professional fees	1.2	1.1
Member and merchant marketing expenses	3.1	2.0
Depreciation and amortization	2.2	1.7
General and administrative expenses	6.3	6.2
Litigation and related expenses	(5.9)	14.4

Total operating expenses	25.0	41.9

Operating income (loss)	4.4	(8.9)
Other income (expense), net	0.2	(0.1)

Income (loss) before income tax provision (benefit)	4.5	(9.0)

Income tax provision (benefit)	1.4	(3.0)

Net Income (loss)	3.1	(6.0)

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

Ending merchant count as of December 31, 2007 was 9,542 compared to 8,627 as of December 31, 2006, an increase of 10.6%. The increase in total Merchant Count was driven by a 19.9% increase in Marketing Services Program merchants to 3,054 merchants and a 6.7% increase in Marketing Credits Program merchants to 6,488 merchants. Average overall merchant count, defined as the average number of merchants active on the program over a given period, was 8,882 for 2007 compared to 9,175 for 2006, a decrease of 3.2%. The decrease in the overall average merchant count was driven by a 20.0% decrease in average Marketing Credits Program merchants to 6,078 merchants, partially offset by a 23.4% increase in average Marketing Services Program merchants to 2,804 merchants.

The decrease in the average number of Marketing Credits Program merchants for 2007 as compared to 2006 was due in part to our revised dining credits purchasing policies, which led to the removal of undesirable and unprofitable merchants from our dining credits portfolio. The decrease was also due in part to merchants that we otherwise desired to retain in our program that either would not agree to terms of a new deal that reflected our revised dining credits purchasing policies or no longer desired to participate in our program. Finally, the revised purchasing policies resulted in a shorter usage period in the portfolio during 2006, which accelerated the renewal cycle of the portfolio. With an adequately staffed sales force through 2007, our goal was to continue to grow the Marketing Credits Program merchant count during that period without compromising the quality of the merchants in the portfolio or the profitability of deals by demonstrating the value of our services. We made efforts to retain desirable merchants by increasing, on a risk-adjusted basis, the amount of future member transactions that we purchased from them in order for them to remain in our program for a longer period of time. Our Marketing Credits Program merchant count increased throughout 2007. As a result of this increase in merchant count and our purchase of more future member transactions from selected merchants, beginning in the first quarter of 2007 our net dining credits portfolio balance increased and our dining credits usage period lengthened. We continually evaluate our dining credits purchase policies by monitoring the performance of our portfolio and observing current economic trends facing the restaurant industry. During the later part of 2007, we began shortening the dining credits usage period on new dining credits entering the portfolio. We shorten the dining credits usage period by purchasing fewer dining credits, which reduces the size of our dining credits portfolio. Purchasing fewer dining credits reduces our risk exposure with respect to those deals, but also decreases the total revenue that we may realize from that deal and shortens the period of time the restaurant participates in our program if we are unable to renew the restaurant.

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

The provision for losses increased to 4.8% of total sales and 5.4% of Marketing Credits Program sales for 2007 compared with 1.6% of total sales and 1.8% of Marketing Credits Program sales for 2006. The 2006 provision was favorably impacted by policies that decreased the average amount of time it takes for members to use dining credits, a decrease in the dining credits portfolio balance, lower net write-offs and higher profitability of deals. During 2007, the dining credits portfolio performed consistently with 2006, but also increased each quarter, resulting in a higher provision for losses than in the same period in the prior year, which we expected as we provided for current period losses and established incremental reserves for the growing portfolios at the time Marketing Credits Program deals are entered into. The provision for 2007 included reserves for both our dining credits portfolio and RCR Loan notes we purchased during that period. The provision for losses for RCR Loan notes was $1,494 and interest income, recorded within sales, was $2,182 for 2007. Excluding the RCR Loan notes provision for losses and interest income, the provision for losses was 4.7% of Marketing Credits Sales for 2007.

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

Membership and other income decreased $423 or 19.8% for 2007 compared with 2006. The decrease can be primarily attributed to the decline in fee paying members and the impact of an earn-your-dues dining program in which members earn their annual fees through the reduction of their Cashback Rewards savings.

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

As described in Note 13 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, during 2007, we reversed $13,242 in litigation and related expenses which consisted of $13,217 relating to the California class action lawsuit and $25 relating to the Source Inc. litigation. During 2006 we recorded $36,359 of expense in litigation and related expenses which consisted of $35,059 relating to the California class action lawsuit and $1,300 relating to the Source Inc. litigation. The expenses related to the California class action suit consisted of the expense to the class, legal expenses incurred by us, legal expenses from the plaintiff’s attorneys, claims administration costs and class representation costs. The original reserve recorded in 2006 was based on our initial estimate of the cost of the settlement and related legal and administrative expenses. The first installment for virtually all of the claims, payments to the representative plaintiffs and the first installment of payments to class counsel were made in December 2007. As such, the reserve was adjusted during 2007 as the actual amounts were determined.

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

Income tax provision

Our effective tax rate for 2007 was 31.8% compared with 33.5% for 2006. The decrease primarily resulted from changes in deferred tax assets caused by an increase in the state effective tax rate and an increase in tax-exempt municipal interest, partially offset by an increase in state and local taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

General

Cash and cash equivalents were $9,008 as of December 31, 2008, a decrease of $26,509 from December 31, 2007. During 2008, cash provided by operating activities was $32,406 compared to cash used in operating activities of $27,611 for 2007 primarily due to an increase in sales and a decrease in purchases in our dining credits portfolio.

Net cash used in investing activities for 2008 totaled $4,186 was the result of investments in capital expenditures. Capital expenditures consisted principally of continued development of our websites, technology investments supporting the automation of internal processes, leasehold improvements for our office space and general information technology investments.

Net cash used in financing activities was $54,546 for 2008 due to the purchase of our remaining outstanding convertible subordinate debentures of $54,658, offset by the exercise of stock options and related tax benefit of $112.

We intend to continue to put our cash to use in purchasing dining credits while adhering to our purchasing and credit policies because we believe that investing in this portfolio will contribute to long-term, profitable growth. In addition, we intend to continue investing in capital expenditures to support member and merchant marketing, customer feedback through member comments and ratings, and improving our internal processes and operating efficiency.

We believe that our cash and cash equivalents, anticipated cash flows and our revolving credit facility are sufficient to meet our current cash requirements.

Convertible Subordinated Debentures

On October 15, 2003, we completed a private placement of $70,000 principal amount of our 3.25% convertible subordinated debentures with a final maturity date of October 15, 2023. The net proceeds from the offering were $67,500, and the issuance costs of $2,500 were amortized over five years. The debentures bore interest at 3.25% per annum, payable on April 15 and October 15 of each year. Holders of the debentures could have required us repurchase for cash all or part of their debentures on October 15, 2008, October 15, 2013 and October 15, 2018 or upon change of control at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest.

During 2007, we purchased $15,000 of the convertible subordinated debentures for $14,150 utilizing a portion of our cash and cash equivalents reserves and recognized a gain on extinguishment of $739. The outstanding balance of the convertible subordinated debentures as of December 31, 2007 was $55,000.

During the nine months ended September 30, 2008, we purchased $40,212 of the convertible subordinated debentures for $39,870 and recognized a gain on extinguishment of $266. On October 15, 2008, we purchased $14,588 of the convertible subordinated debentures pursuant to a repurchase offer as required by the indenture governing the convertible subordinated debentures. The purchase price was $14,828, equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. We purchased the remaining $200 of convertible subordinated debentures on October 20, 2008 for a purchase price of $200. There was no gain recorded for the October 2008 purchases, as we purchased the convertible subordinated debentures at 100% of the principal amount. The 2008 purchases of the convertible subordinated debentures were funded from our existing cash and cash equivalents balances. As of December 31, 2008, we had no outstanding convertible subordinated debentures and all interest was paid.

Contractual Obligations and Commitments

We lease facilities and equipment under long-term operating leases. These contractual obligations entered into in the ordinary course of business are not required to be reflected in our consolidated balance sheets, but may impact our liquidity. The following table sets forth our future minimum lease payments under non-cancelable operating leases, long-term debt and other contractual obligations and commitments at December 31, 2008:

	Payments Due by Period
Contractual Obligations and Commitments	Total	2009	2010	2011	2012	2013	Thereafter
Vendor contracts	$31,620	$14,260	$11,460	$5,360	$360	$180	$—
CA litigation settlement and related costs	3,183	3,183	—	—	—	—	—
Operating leases	3,974	1,425	1,199	755	395	200	—
Revolving credit facility	247	94	94	59	—	—	—

Total	$39,024	$18,962	$12,753	$6,174	$755	$380	$—

Revolving Credit Facility

On November 6, 2007, we entered into a $25,000 senior secured revolving credit facility with RBS Business Capital (the “Lender”). We amended this credit facility on August 11, 2008 to, among other matters, increase the amount we may borrow under the credit facility to a maximum of $40,000. The Lender has committed to $25,000 under the credit facility and has the ability to seek commitments for the additional $15,000 from other financial institutions. The maturity date of the credit facility is August 11, 2011. The credit facility is secured by substantially all of our assets. Up to $1,000 of the facility can be used for letters of credit. The interest rates under the credit facility vary and are based on the Lender’s prime rate and/or LIBOR. The amount we may borrow is based on the amount of our accounts receivable and dining credits, as determined under the credit facility. Advances under the credit facility are subject to certain conditions precedent, including the accuracy of certain representations and warranties and the absence of any default or unmatured default. We may use advances for working capital, capital expenditures, permitted acquisitions and for other purposes described in the credit facility.

The credit facility has financial covenants that we will maintain a minimum ratio of debt to cash flow, fixed charges to borrowed amounts and certain ratios related to our dining credits portfolio. The credit facility contains customary representations, warranties and covenants and includes customary events of default, including a change of control provision. We can offer no assurances that we will be in compliance with all conditions precedent and all representations and warranties at a time when we would like to borrow under the credit facility. Further, we may not be able to borrow the full amount under the credit facility if our dining credits portfolio or adjusted earnings before interest expense, income taxes, depreciation and amortization, as defined in the credit facility, decreases substantially. It is likely that these limitations on borrowings will apply as a result of the decrease in our dining credits portfolio resulting from our more conservative dining credits purchase policies. These limitations might also apply in light of economic conditions if the performance of our restaurants suffers or if our earnings decline. We currently do not have any borrowings outstanding under this credit facility and we were in compliance with all of the covenants under this facility as of December 31, 2008.

On November 3, 2004, we entered into an unsecured revolving credit facility with Bank of America, N.A. and LaSalle Bank, N.A. (the “Lenders”). The credit facility expired on June 29, 2007 and we never had any borrowings outstanding under this credit facility.

Dining Credits

Dining credits funded (net dining credits less accounts payable—dining credits) was $70,582 as of December 31, 2008, a decrease of $17,218 compared to December 31, 2007. Accounts payable-dining credits represent the unfunded portion of the total commitments. The decrease in dining credits funded between periods is due primarily to increased sales and a decline in the purchases of new dining credits on a per merchant basis. As previously discussed, during the fourth quarter of 2007 we implemented more conservative dining credits purchasing policies aimed at reducing the amount of dining credits we purchase from each merchant, which lowers the average usage period of the dining credits portfolio. We continued to adhere to these more conservative dining credits purchasing policies throughout 2008. We believe that the purchase of future dining credits can generally be funded from cash generated from operations or from the utilization of our revolving credit facility.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements as of December 31, 2008 or December 31, 2007.

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

Our exposure to market risk for changes in interest rates is limited to the exposure related to our revolving credit facility, which is tied to market rates. Our revolving credit facility is tied to the Eurodollar rate, which is basically LIBOR, plus an applicable rate. The Eurodollar rate is subject to interest rate risk. However, as of December 31, 2008, the amount outstanding under this revolving credit facility was zero.

On October 15, 2003, we issued $70,000 in convertible subordinated debentures. The interest rate on the debentures was fixed at 3.25% per annum. During 2007, we purchased $15,000 principal amount of these convertible subordinated debentures and during 2008 we purchased the remaining $55,000 of these convertible subordinated debentures. As of December 31, 2008, we had no outstanding convertible subordinated debentures and all interest was paid.

Cash equivalents consist of overnight investments and money market funds with maturities of less than three months. No available-for-sale securities were held as of December 31, 2008.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Rewards Network Inc.:

We have audited the accompanying consolidated balance sheets of Rewards Network Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for each of the years in the three-year period ended December 31, 2008 as listed in item 15(a)(2) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rewards Network Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rewards Network Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, IL

March 12, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Rewards Network Inc.:

We have audited Rewards Network Inc.’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Rewards Network Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008, and the related financial statement schedule, and our report dated March 12, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois

March 12, 2009

REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2008 and 2007

(in thousands, except per share data)

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$9,008	$35,517
Accounts receivable, net of allowance for doubtful accounts of $3,134 and $3,420, respectively	5,986	10,101
Dining Credits, net of allowance for doubtful accounts of $20,064 and $21,257, respectively	75,663	94,880
Deferred income taxes, net	10,379	10,014
Prepaid expenses	1,411	1,675
Income taxes receivable	1,411	3,036

Total current assets	103,858	155,223
Property and equipment, net of accumulated depreciation and amortization of $24,996 and $24,592, respectively	10,540	11,818
Other assets	406	233
Goodwill	8,117	8,117
Deferred income taxes, net	895	1,153

Total assets	$123,816	$176,544

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable—dining credits	$5,081	$7,080
Accounts payable—member benefits	6,839	7,672
Accounts payable—trade	1,897	1,573
Accrued compensation	4,091	1,280
Other current liabilities	2,774	4,237
Deferred membership fee income	651	750
Litigation and related accruals, current	3,164	2,987
Convertible subordinated debentures	—	55,000

Total current liabilities	24,497	80,579
Litigation and related accruals, net of current portion	—	3,123

Total liabilities	24,497	83,702

Stockholders’ equity:
Common stock, par value $0.02 per share; authorized 70,000 shares; issued 27,127 shares; outstanding 27,002 and 26,851 shares, respectively	542	542
Additional paid-in capital	67,870	66,787
Accumulated other comprehensive income:
Foreign currency translation, net of income taxes	231	827
Retained earnings	31,654	26,845
Treasury stock, at cost (125 and 276 shares, respectively)	(978)	(2,159)

Total stockholders’ equity	99,319	92,842

Total liabilities and stockholders’ equity	$123,816	$176,544

See accompanying notes to consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Years ended December 31,
	2008	2007	2006
Operating revenues:
Sales	$244,913	$225,107	$252,986

Cost of sales	129,430	112,829	130,065
Provision for losses	11,614	10,896	4,139
Member benefits	29,660	36,869	37,420

Total direct expenses	170,704	160,594	171,624

Net revenues	74,209	64,513	81,362
Membership fees and other income	1,271	1,712	2,135

Total operating revenues	75,480	66,225	83,497

Operating expenses:
Salaries and benefits	22,090	20,393	23,863
Sales commissions and expenses	19,862	20,557	17,953
Professional fees	3,022	2,618	2,878
Member and merchant marketing	3,567	6,919	4,998
Depreciation and amortization	5,437	4,971	4,357
General and administrative	13,168	14,150	15,674
Litigation and related (benefit) expenses	(43)	(13,242)	36,359

Total operating expenses	67,103	56,366	106,082

Operating income (loss)	8,377	9,859	(22,585)
Other income (expense):
Interest and other income	647	2,573	2,691
Interest expense and financing costs	(1,715)	(2,952)	(2,895)
Gain on extinguishment of convertible subordinated debentures	266	739	—

Income (loss) before income tax provision (benefit)	7,575	10,219	(22,789)
Income tax provision (benefit)	2,766	3,254	(7,634)

Net income (loss)	4,809	$6,965	$(15,155)

Earnings (loss) per share of common stock:
Basic	$0.18	$0.26	$(0.57)

Diluted	$0.18	$0.26	$(0.57)

Weighted average number of common and common equivalent shares outstanding:
Basic	27,175	26,990	26,683

Diluted	27,475	27,163	26,683

See accompanying notes to consolidated financial statements.

Rewards Network Inc. and Subsidiaries

Consolidate Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(in thousands)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Cumulative Other Comprehensive Income	Retained Earnings	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balance, December 31, 2005	—	—	26,625	$533	282	$(2,210)	$61,725	$359	$33,781	$94,188
Cumulative effect of adjustments resulting from the adoption of SAB No. 108, net of income taxes of $270	—	—	—	—	—	—	—	—	1,254	1,254

Adjusted balance at December 31, 2005	—	—	26,625	533	282	(2,210)	61,725	359	35,035	95,442
Net loss	—	—	—	—	—	—	—	—	(15,155)	(15,155)
Foreign exchange translation adjustments	—	—	—	—	—	—	—	32	—	32

Comprehensive loss										$(15,123)
Issuance of stock awards and exercise of stock options	—	—	250	5	—	—	1,160	—	—	1,165
Income tax benefit arising from employee stock option plans	—	—	—	—	—	—	240	—	—	240
Stock-based compensation	—	—	—	—	—	—	3,013	—	—	3,013

Balance, December 31, 2006	—	—	26,875	538	282	(2,210)	66,138	391	19,880	84,737
Net income	—	—	—	—	—	—	—	—	6,965	6,965
Foreign exchange translation adjustments	—	—	—	—	—	—	—	436	—	436

Comprehensive income										$7,401
Issuance of stock awards and exercise of stock options	—	—	252	4	(6)	51	(240)	—	—	(185)
Income tax benefit arising from employee stock option plans	—	—	—	—	—	—	27	—	—	27
Stock-based compensation	—	—	—	—		—	862	—	—	862

Balance, December 31, 2007	—	—	27,127	542	276	(2,159)	66,787	827	26,845	92,842

Net income	—	—	—	—	—	—	—	—	4,809	4,809
Foreign exchange translation adjustments	—	—	—	—	—	—	—	(596)	—	(596)

Comprehensive income										$4,213
Issuance of stock awards and exercise of stock options	—	—	—	—	(151)	1,181	(1,098)	—	—	83
Income tax benefit arising from employee stock option plans	—	—	—	—	—	—	5	—	—	5
Stock-based compensation	—	—	—	—	—	—	2,176	—	—	2,176

Balance, December 31, 2008	—	—	27,127	$542	125	$(978)	$67,870	$231	$31,654	$99,319

See accompanying notes to consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$4,809	$6,965	$(15,155)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,437	4,971	4,357
Loss on disposal of assets	53	33	172
Amortization of deferred financing cost	276	512	621
Provision for losses	11,614	10,896	4,139
Stock-based compensation	2,344	1,137	3,268
Deferred income taxes	251	5,421	(10,543)
Gain on extinguishment of convertible subordinate debentures	(266)	(739)	—
Changes in assets and liabilities:
Accounts receivable	3,322	(4,782)	(87)
Dining Credits including accounts payable—dining credits	5,938	(27,267)	38,904
Prepaid expenses	143	621	(42)
Income taxes receivable	1,625	(1,603)	1,233
Other assets	(791)	387	212
Accounts payable—member benefits	(812)	1,891	1,407
Accounts payable—trade	216	(892)	(1,847)
Accrued compensation	2,818	(2,323)	1,816
Other liabilities	(1,526)	(67)	25
Deferred membership fee income	(99)	(232)	(244)
Litigation and related accruals	(2,946)	(22,540)	28,650

Net cash provided by (used in) operating activities	32,406	(27,611)	56,886

Cash flows from investing activities:
Purchases of available for sale securities	—	(1,125)	(63,050)
Sales and maturities of available for sale securities	—	33,625	30,550
Additions to property and equipment	(4,186)	(8,066)	(4,643)

Net cash (used in) provided by investing activities	(4,186)	24,434	(37,143)

Cash flows from financing activities:
Tax benefit from the exercise of stock options	5	27	240
Proceeds from the exercise of stock options	107	249	893
Purchase of convertible subordinated debentures	(54,658)	(14,150)	—

Net cash (used in) provided by financing activities	(54,546)	(13,874)	1,133

Effect of exchange rate on cash	(183)	72	35

Net (decrease) increase in cash and cash equivalents	$(26,509)	$(16,979)	$20,911
Cash and cash equivalents:
Beginning of the year	35,517	52,496	31,585

End of the year	$9,008	$35,517	$52,496

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$1,484	$2,275	$2,275

Income taxes	$2,090	$251	$2,984

See accompanying notes to consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands, except per share data)

Note 1—Description of Business

Rewards Network Inc. (the “Company”) operates the leading dining rewards programs in North America by marketing its participating restaurants to members of these programs and by providing incentives to members to dine at these restaurants. Participating restaurants benefit from these marketing efforts, reporting of program results, customer feedback through member comments as well as access to capital offered by the Company. In addition to operating the dining rewards program of leading airline frequent flyer programs, clubs and other affinity organizations, the Company offers its own dining rewards program through its website, www.rewardsnetwork.com. In 2009, the Company will be celebrating its 25th year in business.

The Company markets participating restaurants to members principally through the Internet and email. The Company’s programs are designed to increase the frequency of dining and the amount spent on dining by members at participating restaurants by providing incentives to members to dine at these restaurants, including airline miles, college savings rewards, reward program points, and Cashback RewardsSM savings. As members spend more at participating restaurants, the amount of incentives they receive for dining increases. The Company also offers reporting and customer feedback to participating restaurants and provides aggregate data regarding members’ activity and feedback through comments and ratings gathered from surveys. In addition, the Company provides access to capital by purchasing a portion of future member transactions from participating restaurants in bulk and in advance. Bars and clubs also participate in the Company’s programs, and for purposes of describing its business, are included when the terms “restaurants” or “merchants” are used.

The Company is paid for its services and, if applicable, receives the portion of a member’s transaction that the Company purchased only if a member dines at a participating restaurant when rewards are available and pays using a credit or debit card (also referred to as a payment card) that the member has registered with the Company. The Company’s revenue is equal to a percentage of the member’s total dining transaction. These revenues are applied to recover the Company’s costs where the Company has purchased a portion of future member transactions; provide rewards to members; cover its selling, marketing, general and administrative expenses; and generate operating income that provides a return for its stockholders.

The Company primarily offers two programs to restaurants—the Marketing Services Program and Marketing Credits Program. In both the Marketing services and Marketing Credits Programs, the Company markets participating restaurants to members, offers incentives to members to dine at these restaurants and provides reporting for restaurants on member activity and member feedback. The Company also provides restaurants that participate in the Marketing Credits Program with access to capital through the purchase of a portion of future member transactions.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Note 2—Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents of $9,008 and $35,517 at December 31, 2008 and 2007, respectively, includes overnight repurchase agreements and money market funds with an initial term of less than three months. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

Accounts Receivable

Accounts receivable are composed primarily of unprocessed merchant billings, uncollected merchant billings and RCR Loan notes receivables. The Company typically uses Automated Clearing House (“ACH”) debits to collect these billings from its participating merchants’ bank accounts. ACH debits are processed daily or weekly by the Company and sent electronically to the merchants’ bank accounts. The unprocessed and uncollected accounts receivable is made up of both the timing of the ACH transaction and uncollected amounts. Some of these ACH debits may not be collected for various reasons, including insufficient funds. The Company provides an allowance for doubtful accounts on Accounts Receivable based on percentages of the amount of uncollected ACH debits outstanding. The unprocessed and uncollected merchant billings do not bear interest.

In 2007, the Company began to market and service RCR Loans on behalf of WebBank, a non-affiliated FDIC-insured, state-chartered Industrial Bank. The Company purchased RCR Loan notes from WebBank after WebBank originated and funded the RCR Loan. The Company serviced the notes in order to provide a single point of contact to the merchants to whom it marketed the RCR Loan product. The Company’s revenues from the RCR Loan product are not tied to member activity when compared to the Company’s other product offerings. For RCR Loans, the Company receives from merchants regular fixed repayments of the notes it purchased from WebBank. The principal amount of RCR Loan notes of $1,066 is included in accounts receivable on the Company’s Consolidated Balance Sheet and interest income from the RCR Loan product is included in sales on the Consolidated Statements of Operations. Interest income is recognized on an effective yield basis over the life of the loan. The Company also provides an allowance for doubtful accounts on its RCR Loan notes receivable. As of December 31, 2008 and 2007, the allowance for losses was $1,010 and $885, respectively relating to the RCR Loan notes receivable. In December 2007, the Company decided to discontinue offering the RCR Loan product effective January 2008. The Company will continue to service the RCR Loan notes previously purchased. The RCR Loan notes receivable, net of allowance for doubtful accounts as of December 31, 2008 was $56.

The Company does not have any off-balance-sheet credit exposure related to its customers.

Dining Credits

Dining credits are comprised primarily of credits for food, beverage, goods and services acquired from restaurants on a wholesale basis, typically for cash. The dining credits acquired represent the Company’s right to receive future receivables generated by members when they dine at those restaurants. Dining credits are recorded at the wholesale cost and stated at the gross amount of the commitment to the restaurant, net of an allowance for doubtful accounts. Accounts payable-dining credits represent the unfunded portion of the total commitments. At the end of 2008 and 2007, the average period of time it takes for members to use outstanding net dining credits was approximately 7.5 months and 9.8 months, respectively. The Company provides allowances for dining credits losses based on the estimate of losses that would result from the inability of participating merchants to remain in business or the merchant’s unwillingness to honor their obligations relating to dining credits. The Company reviews members’ ability to use dining credits on a regular basis and provides for anticipated losses on dining credits.

During the second quarter of 2008, the Company refined its methodology used to estimate losses in dining credits and accounts receivable. Prior to the second quarter of 2008, the Company’s methodology was primarily based upon the age of the portfolio as calculated from sales from the preceding quarter. The Company applied estimated loss percentages to the aged portfolio based on the estimated time remaining on each deal. The

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

Company also provided for specifically identified accounts and for dining credits balances that were large or slow moving. Since the beginning of 2007, however, the Company has been collecting additional historical information on merchant account balances. With this additional data, during the second quarter of 2008, the Company refined its estimation methodology and now uses this information to monitor accounts, track historical write-offs, and fund new accounts. The Company now applies a reserve rate to accounts based upon additional characteristics, such as whether the account has been referred for legal collection, the date of the last payment received from the merchant, whether the Company’s attempt to debit the merchant’s bank account for payments due to the Company has been rejected, the merchant’s commercial credit score, and the aging of the account. The reserve rate for each account is based upon historical charge-off rates of accounts with similar characteristics. The Company continues to provide for specifically identified accounts and for dining credit balances that are large or slow moving, as the Company did previously. The Company will continue to review its reserve rates on a regular basis based upon historical charge-off rates and may adjust reserve rates further based on changes in the nature of the Company’s business, risk considerations, economic conditions or other factors. Losses are reduced by recoveries of dining credits previously charged off. Account balances are charged off against the allowance once the Company concludes that a merchant is unwilling or unable to honor their obligation relating to dining credits. After the account is charged off, the Company may continue to pursue recovery efforts. As of the beginning of 2008, the Company updated its write-off policy to further define when an account should be written-off. This updated policy contributed to higher write-offs in 2008 as compared with 2007.

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

Software Development Costs

The Company has developed and/or purchased certain software applications and hardware that support its rewards administration platform. The Company capitalized software and website development costs totaling $3,759, $5,392 and $2,387 during 2008, 2007 and 2006, respectively. The amortization of these costs is calculated on a straight-line basis over a three-year life. The Company had $6,801 and $5,802, respectively, of unamortized computer software costs at December 31, 2008 and 2007, respectively. During 2008, 2007 and 2006, the amortization of all of these assets totaled $3,219, $2,103 and $1,268 respectively. These capitalized costs are included in Property and Equipment in the Company’s Consolidated Balance Sheets. All other software development and expansion expenditures are charged to expense in the period incurred

Goodwill

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

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

The Company assesses the impact of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” using a two-step approach to assess goodwill based on applicable reporting units and any intangible assets, including goodwill, recorded in connection with previous acquisitions. The Company reports under a single reporting segment as such goodwill is measured under one reporting unit. Goodwill is not amortized but is tested for impairment at least annually. On at least an annual basis, the Company evaluates whether events and changes in circumstances warrant the recognition of an impairment loss of unamortized goodwill. If it is determined that a triggering event has occurred, the Company evaluates goodwill for impairment between annual testing dates. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant, sustained negative trend in operating results or cash flows, a decrease in demand for the Company’s programs, a change in the competitive environment, a decline in the market value of our Company and other industry and economic factors. Recoverability of an asset is measured by comparison of its carrying amount to the expected future cash flows. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. The Company utilizes a discounted cash flow analysis in its impairment testing. Significant management judgment is required in the forecasting of future operating results that are used in the preparation of projected cash flows, and, if different conditions prevail or judgments are made, a material write-down of goodwill could occur. The Company completed its annual goodwill impairment tests as of December 31, 2008 and 2007 and determined that the carrying value amount of the goodwill was not impaired.

Other Comprehensive Income

Other comprehensive income presents a measure of all changes in stockholders’ equity except for changes in stockholders’ equity resulting from transactions with stockholders in their capacity as stockholders. The Company’s other comprehensive income consists of unrealized gains and losses on foreign exchange from the Company’s business in Canada. The Company started transacting business in Canada in July 2004. Assets and liabilities of the Company’s Canadian operations are translated into United States dollars using year end exchange rates and revenues and expenses are translated at the weighted average exchange rates for the year.

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

During 2006, the Company modified its Marketing Credits contracts to provide for a specified payment for marketing, customer feedback through member comments and ratings, member feedback and dining rewards programs provided as part of the Marketing Credits Program. Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables,” states, for arrangements that involve the delivery or

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

performance of multiple products or services, the determination as to how the arrangement consideration should be measured and allocated to the separate deliverables of the arrangement. When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately. In the Company’s Management and Discussion Analysis and Consolidated Financial Statements, the Company includes all components of its Marketing Credits Program contracts in the Marketing Credits Program revenues rather than the separate elements as described in EITF No. 00-21 since the Company analyzes its business in this manner.

Membership fees and other income consists principally of renewal fees from Cashback Rewards members and is recognized over the membership period, which is usually 12 months beginning in the month the fee is received. Cardholder membership fees are cancelable and refunded to members, if requested, on a pro rata basis based on the remaining portion of the membership.

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

The vast majority of rewards are delivered to members in the form of a mileage award to their frequent flyer account, direct credit on their payment card statement or a dollar or point denominated reward to a loyalty or rewards program account. Only members of Cashback Rewards are eligible to receive cash credit on their registered payment card accounts. Cashback Rewards savings typically range from 5% to 20% of the member’s qualified transaction amount with participating restaurants. Alternatively, members may elect to receive rewards in the form of airline frequent flyer miles with up to eight major airlines. Members receiving airline frequent flyer miles generally earn from one to five miles for each dollar spent at participating restaurants. Also, members may participate in other partner programs that provide a dollar or point denominated reward for each dollar spent at participating restaurants.

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

In addition to base-level member dining rewards, the Company offers additional incentives to its members in the form of frequency bonuses. Frequency bonuses are offered in order to stimulate short and long-term dining activity as well as encourage member enrollment and engagement.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under this method, the Company uses the modified prospective transition method and records the appropriate expense in its result of operations for periods ending after January 1, 2006.

Legal Contingencies

The Company reviews the status of significant legal matters and assesses its potential financial exposure with respect to such legal matters on at least a quarterly basis. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and legal proceedings and may revise its estimates. Such revisions in the estimates based on probable liabilities could have a material impact on the Company’s results of operations and financial position.

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

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. The Company adopted the provisions of FIN No. 48 on January 1, 2007. No reserve was recorded on the Company’s financial statements as a result of the adoption of FIN No. 48 and no reserves were recorded by the Company during 2007 or 2008.

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

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

Basic and Diluted Net Income (Loss) per Share

Basic and diluted net income (loss) per share was computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding for each period presented. There were 1,986, 3,643, and 4,155 weighted average shares of common stock equivalents which were excluded for 2008, 2007 and 2006, respectively, as their effect would have been anti-dilutive.

For periods with potentially dilutive securities, incremental shares and adjustments to net income (loss) are determined using the “if converted” and treasury stock method as follows.

	Year ended December 31,
	2008	2007	2006
Net income (loss) as reported	$4,809	$6,965	$(15,155)

Weighted average number of shares of common stock and common stock equivalents outstanding
Basic	27,175	26,990	26,683
Stock options and restricted stock	300	173	—

Diluted	27,475	27,163	26,683

Earnings (loss) per share
Basic	$0.18	$0.26	$(0.57)

Diluted	$0.18	$0.26	$(0.57)

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. The principal estimates used by the Company relate to the allowance for doubtful accounts and litigation and related accruals. Additionally, the Company uses estimates to determine the effective cost of dining rewards in the Corporate Program, in developing projections for purposes of making a determination of impairment of goodwill and in the valuation of long lived assets. Actual results could differ from those estimates.

Fair Values of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash and cash equivalents, net accounts receivable, net dining credits, prepaid expenses, income taxes receivable, accounts payable—trade, accounts payable—member benefits, accrued compensation and other accrued expenses approximate fair value because of the short maturity of those instruments. The carrying value of the convertible subordinated debentures as of December 31, 2007 was $55,000. The estimated fair value of the convertible subordinated debentures based on quoted market prices as of December 31, 2007 was approximately $52,250. There were no convertible subordinated debentures outstanding as of December 31, 2008. The litigation and related accruals are presented using a discounted cash flow method based on the timing of future payments.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

Reclassification

Certain amounts have been reclassified to conform to the 2008 presentation in the Company’s notes to consolidated financial statements.

Staff Accounting Bulletin No. 108

In September 2006, the Security and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 permits us to adjust for the cumulative effect if misstatements related to prior years, previously deemed to be immaterial, in the carrying amount of assets and liabilities as of the current fiscal year, with an offsetting adjustment to the open balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports to be amended. The Company adopted SAB 108 effective for the beginning of the year ended December 31, 2006. In accordance with SAB 108, the Company increased the opening retained earnings balance for 2006 by $1,254, net of income tax for member benefits and accounts receivable.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities. The adoption of SFAS No. 157 for financial assets and liabilities did not have an effect on the Company’s results of operations or financial position as it does not have any financial assets and liabilities that are measured at fair value on a periodic basis. For nonfinancial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2008. The nonfinancial assets and liabilities for which the Company has not applied the provisions of SFAS No. 157 include the fair value measurement of goodwill and other intangible assets for impairment testing. While the Company is currently evaluating the impact of SFAS No. 157 for nonfinancial assets and liabilities on the Company’s consolidated financial statements, the Company does not believe the impact will be material to its results of operations.

Note 3—Convertible Subordinated Debentures

On October 15, 2003, the Company completed a private placement of $70,000 principal amount of their 3.25% convertible subordinated debentures with a final maturity date of October 15, 2023. The net proceeds from the offering were $67,500, and the issuance costs of $2,500 were amortized over five years. The debentures bore interest at 3.25% per annum, payable on April 15 and October 15 of each year. Holders of the debentures could require the Company repurchase for cash all or part of their debentures on October 15, 2008, October 15, 2013 and October 15, 2018 or upon change of control at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest.

During 2007, the Company purchased $15,000 of the convertible subordinated debentures for $14,150 utilizing a portion of the Company’s cash and cash equivalents reserves and recognized a gain on extinguishment of $739. The outstanding balance of the convertible subordinated debentures as of December 31, 2007 was $55,000.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

During the nine months ended September 30, 2008, the Company purchased $40,212 of the convertible subordinated debentures for $39,870 and recognized a gain on extinguishment of $266. On October 15, 2008, the Company purchased $14,588 of the convertible subordinated debentures pursuant to a repurchase offer as required by the indenture governing the convertible subordinated debentures. The purchase price was $14,828, equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. The Company purchased the remaining $200 of convertible subordinated debentures on October 20, 2008 for a purchase price of $200. There was no gain recorded for the October 2008 purchases, as the Company purchased the convertible subordinated debentures at 100% of the principal amount. The 2008 purchases of the convertible subordinated debentures were funded from the Company’s cash and cash equivalents balances. As of December 31, 2008, the Company had no outstanding convertible subordinated debentures.

Note 4—Revolving Credit Facility

On November 6, 2007, the Company entered into a $25,000 senior secured revolving credit facility with RBS Business Capital (the “Lender”). The Company amended this credit facility on August 11, 2008 to, among other matters, increase the amount the Company may borrow under the credit facility to a maximum of $40,000. The Lender has committed to $25,000 under the credit facility and has the ability to seek commitments for the additional $15,000 from other financial institutions. The maturity date of the credit facility is August 11, 2011. The credit facility is secured by substantially all of the Company’s assets. Up to $1,000 of the facility can be used for letters of credit. The interest rates under the credit facility vary and are based on the Lender’s prime rate and/or LIBOR. The amount the Company may borrow is based on the amount of the Company’s accounts receivable and dining credits, as determined under the credit facility. Advances under the credit facility are subject to certain conditions precedent, including the accuracy of certain representations and warranties and the absence of any default or unmatured default. The Company may use advances for working capital, capital expenditures, permitted acquisitions and for other purposes described in the credit facility.

The credit facility has financial covenants that the Company will maintain a minimum ratio of debt to cash flow, fixed charges to borrowed amounts and certain ratios related to the Company’s dining credits portfolio. The credit facility contains customary representations, warranties and covenants and includes customary events of default, including a change of control provision. The Company can offer no assurances that it will be in compliance with all conditions precedent and all representations and warranties at a time when the Company would like to borrow under the credit facility. Further, the Company may not be able to borrow the full amount under the credit facility if the Company’s dining credits portfolio or adjusted earnings before interest expense, income taxes, depreciation and amortization, as defined in the credit facility, decreases substantially. These limitations on borrowings may apply if the Company becomes more conservative in the Company’s dining credits purchases in light of current economic conditions and the performance of the Company’s restaurants or if the Company’s earnings decline. The Company does not currently have any borrowings outstanding under this credit facility and the Company was in compliance with all of the covenants under this facility as of December 31, 2008.

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

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

Note 5—Income Taxes

Income tax provision (benefit) attributable to income (loss) from continuing operations for the periods listed below consisted of the following:

	Years ended December 31,
	2008	2007	2006
Current:
U.S. federal	$1,881	$(2,775)	$2,686
State and local	379	578	223
Foreign	255	—	—

Total current	$2,515	(2,197)	2,909

Deferred:
U.S. federal	293	5,167	(9,418)
State and local	(42)	284	(1,125)
Foreign	—	—	—

Total deferred	$251	$5,451	$(10,543)

Total provision (benefit)	$2,766	$3,254	$(7,634)

Income tax provision (benefit) attributable to income (loss) from continuing operations differed from the amounts computed by applying the statutory federal income tax rate of 34% for the years ended December 31, 2008, 2007 and 2006 to pre-tax income (loss) from continuing operations as a result of the following:

	Years ended December 31,
	2008	2007	2006
Expected tax provision (benefit)	$2,575	$3,475	$(7,748)
State and local taxes, net of federal income tax benefit	401	805	(432)
Valuation allowance change	(2)	(202)	(288)
Change in state tax rate	107	(365)	362
Unrealized foreign tax provision (benefit)	—	151	281
Tax exempt interest	(29)	(828)	—
Other	(286)	218	191

Total	$2,766	$3,254	$(7,634)

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007
Deferred tax assets (liabilities):
Reserve for dining credits losses	$8,852	$8,393
Federal operating loss carryforward	—	193
Litigation and related expenses	1,207	1,129
Deferred directors compensation	459	473
Other deferred tax assets	385	292

Gross deferred tax assets	10,903	10,480
Less valuation allowance	(4)	(6)

Gross deferred tax assets, net of allowance	10,899	10,474
Prepaid expenses	(520)	(460)

Current deferred tax assets, net of liabilities	10,379	10,014

Deferred tax assets (liabilities), non-current:
Litigation and related expenses	329	1,180
Stock-based compensation	804	634

Gross deferred tax assets, non-current	1,133	1,814

Property and equipment	(75)	(429)
Other deferred tax liabilities, non-current	(163)	(232)

Non-current deferred tax assets, net of liabilities	895	1,153

Net deferred tax asset	$11,274	$11,167

The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The valuation allowance for deferred tax assets as of December 31, 2008 and 2007 was $4 and $6, respectively. The Company had established a valuation allowance on the foreign operating loss carryforward included in deferred tax assets in prior years. The foreign losses were utilized in 2007, resulting in a reversal of the valuation allowance. The Company established a valuation allowance against the capital loss carryforwards generated beginning in the 2002 tax year. The $5 of the capital loss carryforwards benefit expired in the 2008 tax year and the remaining carryforwards expire in 2009.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. No reserve was recorded on the Company’s financial statements as a result of the adoption of FIN No. 48 and no reserves were recorded by the Company during 2007 or 2008.

The Company’s policy is to recognize interest and penalties accrued related to unrecognized tax benefits in income tax provision (benefit). As of December 31, 2008 and 2007, the Company had no unrecognized tax benefits and no interest and penalties accrued. Federal tax returns filed for years 2005 through 2007 are within the statute of limitations and remain subject to examination. State tax returns filed for years 2005 through 2007 are within the statute of limitations and remain subject to examination.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

Note 6—Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2008	2007
Furniture, fixtures and equipment	$16,717	$19,122
Computer hardware and software	16,130	14,600
Leasehold improvements	2,689	2,688

	35,536	36,410
Less accumulated depreciation and amortization	(24,996)	(24,592)

Property and equipment, net	$10,540	$11,818

Depreciation and amortization expense was $5,411, $4,936, $4,323 for the years ended December 31, 2008, 2007, and 2006, respectively. Loss on disposal of assets was $53, $33, and $172 for the years ended December 31, 2008, 2007, and 2006.

Note 7—Goodwill

In 1997, the Company started the systematic reacquisition of its franchised territories, which it completed by mid-2000. At the time of the reacquisition, the Company accounted for the excess of cost over fair value of assets acquired as goodwill.

For the years ended December 31, 2008, 2007 and 2006, the Company prepared a discounted cash flow analysis which indicated that the estimated fair value of the goodwill had not been impaired. Therefore, there was no impairment loss for the years ended December 31, 2008 and 2007.

The Company’s annual goodwill impairment analysis as of December 31, 2008 was performed at the entity level, which was established as the sole reporting unit under SFAS No. 142 “Goodwill and Other Intangible Assets” and SFAS No. 131, “Disclosures about Segments of an enterprise and Related Information”. The Company determined its fair value using both a discounted cash flow model and a market participant approach. The principal assumptions used in the discounted cash flow model were projected operating results, weighted average cost of capital and terminal value. The principal inputs used in the market participant approach were the Company’s average December market capitalization and the calculation of an acquisition fair value assuming realization of a certain level of cost savings on the part of an acquirer.

Based on the results of the Company’s combined discounted cash flows calculation and market participant approach, the Company determined its fair value exceeded the carrying value. Therefore, the Company did not proceed to step two of the impairment analysis and the Company does not consider goodwill to be impaired.

Note 8—Stock Options and Restricted Stock Units

The Company grants stock-based awards through its 2006 Long-Term Incentive Plan (the “Plan”). Stock-based awards include primarily restricted stock unit awards and stock options. As discussed in Note 2 “Significant Accounting Policies,” SFAS No. 123R requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued and was effective for annual periods beginning after June 15, 2005. The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

transition method. SFAS No. 123R applies to all of the Company’s outstanding unvested stock-based payment awards as of January 1, 2006 and for all prospective awards. At December 31, 2008, there were approximately 2,575 shares available for issuance under the Plan.

The following table presents the stock-based compensation expense included in the Company’s consolidated statements of operation during the years ended December 31, 2008, 2007 and 2006.

	Years Ended December 31,
Components of Stock-based Compensation Expense	2008	2007	2006
Stock options included in salaries and benefits expense	$90	$171	$602
Restricted stock unit awards included in salaries and benefits expense	1,221	345	2,246
Stock awards included in general and administrative expense	168	275	255
Restricted stock unit awards included in general and administrative expense	865	346	165

Total stock-based compensation costs	2,344	1,137	3,268
Income tax benefit	(856)	(348)	(1,095)

Total after-tax stock-based compensation expense	$1,488	$789	$2,173

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

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the year ended December 31, 2006. There were no options granted in 2008 or 2007.

	Years Ended December 31,
	2008	2007	2006
Weighted average grant-date fair value of options	$—	$—	$4.59
Stock volatility	—	—	60.0%
Risk-free interest rate	—	—	4.0%
Expected option life in years	—	—	6.2
Expected dividend yield	—	—	0%

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

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

Information with respect to the stock options outstanding is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2005	1,451	$6.63	10.13
Granted	40	$7.68
Exercised	(235)	$3.80		$739
Forfeitures	(403)	$7.99

Balance at December 31, 2006	853	$6.82	6.15
Granted	—	—
Exercised	(60)	$4.22		$75
Forfeitures	(105)	$8.06

Balance at December 31, 2007	688	$6.86	5.47
Granted	—	—
Exercised	(25)	$4.22		$18
Forfeitures	(82)	$8.93

Balance at December 31, 2008	581	$6.68	4.65

Exercisable at December 31, 2008	581	$6.68	4.65	$3

Intrinsic value for stock-based instruments is defined as the difference between the current market value and the exercise price.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008.

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Average Exercise Price	Number Exercisable	Average Exercise Price
$ 2.50 to $ 4.88	119	1.62	$3.44	119	$3.44
$ 5.03 to $ 7.28	75	2.94	5.63	75	5.63
$ 7.50 to $ 7.50	250	6.70	7.50	250	7.50
$ 8.00 to $ 9.78	117	4.30	8.30	117	8.30
$ 10.10 to $10.10	20	5.40	10.10	20	10.10

Total	581	4.65	$6.68	581	$6.68

As of December 31, 2008 and 2007 the number of options exercisable was 581 and 613, respectively, and the weighted-average exercise price of those options was $6.68 and $6.78, respectively.

During 2008 and 2007, cash received from stock options exercised was $107 and $249 and the tax benefit realized for tax deductions from stock options exercised was $5 and $27, respectively. SFAS No. 123R requires the benefits of tax deductions in excess of the compensation cost recognized for stock options exercised (excess tax benefits) to be classified as financing cash flows. There was $5 and $27 during 2008 and 2007, respectively, of excess tax benefits included as a cash inflow in other financing activities of the Company’s consolidated statements of cash flows.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

The following table summarizes the Company’s nonvested stock option activity for the years ended December 31, 2008, 2007 and 2006.

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	478	$4.00
Granted	40	$7.68
Vested	(212)	$4.68
Forfeited	(126)	$4.50

Nonvested at December 31, 2006	180	$4.33

Forfeited	(105)	$8.06

Nonvested at December 31, 2007	75	$7.50

Vested	(75)	$7.50
Nonvested at December 31, 2008	0	$7.50

As of December 31, 2008, there were no unrecognized compensation costs related to stock options as all stock options were vested.

Restricted Stock Unit Awards

On February 22, 2006, the Compensation Committee of the Board of Directors of the Company (“Compensation Committee”) approved the grant of a restricted stock unit award pursuant to the Company’s 2004 Long-Term Incentive Plan (“2004 Plan”) to Ronald L. Blake as set forth in the Employment Agreement between the Company and Mr. Blake dated as of September 13, 2005 (“Blake Employment Agreement”). The restricted stock unit award entitles Mr. Blake to receive 250 shares of the Company’s common stock if the Company achieved performance targets for 2006 and 2007. The Company achieved its 2006 performance target and 186 shares vested on December 31, 2006. The remaining 64 shares did not vest on December 31, 2007 and were forfeited because the Company did not meet its 2007 performance target. The Company reversed $120 of previously recorded stock compensation expense during 2007 because the Company believed that it was improbable that the Company would meet the 2007 performance target.

In addition, on February 22, 2006, the Compensation Committee approved the grant of restricted stock unit awards to certain members of the Company’s management. These employees received restricted stock unit awards entitling them to receive a total of 221 shares of the Company’s common stock. Vesting of these restricted stock units was contingent on the Company achieving its 2006 performance target. The Company achieved its 2006 performance target and these restricted stock unit awards vest in three equal installments beginning on the first anniversary of the date of grant, provided that the recipient’s employment with the Company is not terminated prior to the vesting date.

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

On May 23, 2006, the Compensation Committee approved the grant of a restricted stock unit award pursuant to the 2006 Plan to Mr. Blake as set forth in the Blake Employment Agreement. The Compensation Committee approved the grant to Mr. Blake of a restricted stock unit award as of June 1, 2006 entitling Mr. Blake

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

to receive 215 shares of the Company’s common stock, with 76 shares vesting on December 31, 2007, and the remaining 139 shares vesting on December 31, 2008. This restricted stock unit award vests only if Mr. Blake remains employed by the Company as of each vesting date and the Company attains applicable performance goals based on the Company’s Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”). The award of 76 shares did not vest as of December 31, 2007 and were forfeited because the Company did not meet its 2007 performance targets. The Company reversed $319 of previously recorded stock compensation expense during 2007 because the Company believed that it was improbable that the Company would meet the 2007 performance target. The Company achieved its 2008 performance target and the remaining 139 vested on December 31, 2008.

On February 28, 2007, the Compensation Committee approved the grant of restricted stock unit awards to certain members of the Company’s management. These employees received restricted stock unit awards entitling them to receive a total of 375 shares of the Company’s common stock. 75% of these restricted stock unit awards would have vested in three equal installments beginning on the first anniversary of the date of grant if the Company had attained applicable performance targets based on the Company’s EBITDA in 2007. The Company did not achieve the 2007 performance target or the cumulative EBITDA target for 2007 and 2008 (“2008 Cumulative Performance Target”). Had the Company achieved the 2008 Cumulative Performance Target this portion of restricted stock unit awards would have vested two-thirds on the second anniversary of the date of grant and one-third on the third anniversary of the date of grant. If the Company achieves a cumulative EBITDA target for 2007, 2008 and 2009 (“2009 Cumulative Performance Target”), this portion of restricted stock unit awards will vest in their entirety on the third anniversary of the date of grant. If the 2007, 2008 and 2009 Cumulative Performance Targets are not achieved, this portion of restricted stock unit awards will not vest. 25% of these restricted stock unit awards would have vested in three equal installments beginning on the first anniversary of the date of grant if the Company had reached a net revenue target in 2007. The Company did not achieve the 2007 net revenue target or a cumulative net revenue target for 2007 and 2008 (“2008 Cumulative Net Revenue Target”). If the Company achieves a cumulative net revenue target for 2007, 2008 and 2009 (“2009 Cumulative Net Revenue Target”), this portion of the restricted stock unit awards will vest in their entirety on the third anniversary of the date of grant. If the 2009 Cumulative Net Revenue Target is not achieved, the restricted stock unit awards will not vest and will be canceled. The Company did not meet its performance target or net revenue target for 2007 or the 2008 Cumulative Performance Target or Net Revenue Target and the Company believes it is improbable that the Company will meet the 2009 Cumulative Performance Target or Cumulative Net Revenue Target. As a result, the Company did not record stock compensation expense for this award during 2007 or 2008 and does not anticipate recording stock compensation expense in subsequent periods for this award.

In addition, on February 19, 2008, the Compensation Committee approved the grant of restricted stock unit awards to certain members of the Company’s management. These employees received restricted stock unit awards entitling them to receive a total of 375 shares of the Company’s common stock. 50% of these restricted stock units vest in three equal annual installments beginning on the first anniversary of the date of grant. Up to 25% of these restricted stock units (“EBITDA-based RSUs”) vest in three equal annual installments beginning on the first anniversary of the date of grant if the Company meets a performance vesting requirement based on a target amount of earnings before interest, income taxes, depreciation and amortization, excluding unusual and non-recurring gains and losses (“EBITDA”) less one third of capital expenditures determined by the Company (“EBITDA Target”). If the Company does not achieve the EBITDA Target, the EBITDA-based RSUs will not vest and will be canceled. Half of the EBITDA-based RSUs will meet the performance vesting requirement if the Company meets the EBITDA Target. The amount of the EBITDA-based RSUs that meet the performance vesting requirement will be increased incrementally if 2008 EBITDA less one-third of capital expenditures is more than the EBITDA Target, up to an “EBITDA Stretch Target” determined by the Company. All of the EBITDA-based RSUs will meet the performance vesting requirement if the Company’s 2008 EBITDA less one-third of capital expenditures meets or exceeds the EBITDA Stretch Target. Up to 25% of these restricted stock units

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

(“Revenue-based RSUs”) vest in three equal annual installments beginning on the first anniversary of the date of grant if the Company meets a performance vesting requirement based on the Company’s 2008 revenue (“Revenue Target”). If the Company does not achieve the Revenue Target, the Revenue-based RSUs will not vest and will be canceled. Half of the Revenue-based RSUs will meet the performance vesting requirement if the Company meets the Revenue Target. The amount of the Revenue-based RSUs that meet the performance vesting requirement will be increased incrementally if 2008 revenue is more than the Revenue Target, up to a “Revenue Stretch Target” determined by the Company. All of the Revenue-based RSUs will meet the performance vesting requirement if the Company’s 2008 revenue meets or exceeds the Revenue Stretch Target. Regardless of whether the Revenue Target is met, if the Company does not achieve a threshold amount of EBITDA determined by the Company, the Revenue-based RSUs will not vest and will be canceled. The Company exceeded the EBITDA Target and was slightly below the EBITDA Stretch Target. The Company exceeded the Revenue Stretch Target. Based on these results, 99.375% of these restricted stock unit awards vest in three equal installments beginning on the first anniversary of the date of grant, provided that the recipient’s employment with the Company is not terminated prior to the vesting date.

In addition, the Non-Employee Director Awards Program (the “NED Program”), adopted pursuant to the 2004 Plan and the 2006 Plan allows for non-employee directors to choose to take directors fees in either cash or a current or deferred stock award. In 2006 and 2007, the fees under the NED Program were $30 per year to each non-employee director, plus an additional $40 per year to the Chair of the Board of Directors, $20 per year to the Chair of the Audit Committee and $10 per year to each other member of the Audit Committee, payable in either cash or a current or deferred stock award. The NED Program was amended for 2008 to provide that non-employee directors continue to receive a fee of $30,000 per year and the Chair of the Board of Directors continues to receive an additional fee of $40,000 per year. The Board of Directors reduced the fee paid to the Chair of the Audit Committee from $20,000 per year to $12,500 per year, and reduced the fee paid to each other member of the Audit Committee from $10,000 per year to $7,500 per year. The amended NED Program provides for new fees to be paid to the Chairs and members of the Compensation Committee and Corporate Governance and Nominating Committee. The Board of Directors approved a fee for each of the Chair of the Compensation Committee and the Chair of the Corporate Governance and Nominating Committee of $7,500 per year, and approved a fee for each other member of the Compensation Committee and the Corporate Governance and Nominating Committee of $5,000 per year. These fees are payable quarterly in either cash or a current or deferred stock award. As of December 31, 2008, there were 232 shares of common stock not yet issued to directors under deferred stock awards.

In 2004, the NED Program provided for the automatic grant to non-employee directors of stock options to purchase 10 shares of the Company’s common stock following each annual meeting of the Company’s stockholders, and was amended in the fourth quarter of 2004 to provide for quarterly grants of 2 restricted stock units in lieu of the stock option grant. The NED Program was further amended for 2008 to provide a single annual restricted stock unit award, and the Board of Directors approved a grant date value of $50,000 for the annual restricted stock unit award. The annual restricted stock unit award is granted on the date that equity compensation grants are made to executive officers of the Company, but not later than March 15 of each year, and vest on the earlier of the date of the Company’s Annual Meeting of Stockholders or June 1 of each year. If a non-employee director’s service on the Board of Directors terminates because the non-employee director is not elected as a director at the Annual Meeting of Stockholders in the year in which the restricted stock unit award is granted, a portion of the restricted stock unit award shall vest on the date of the Annual Meeting of Stockholders that is pro-rated to reflect the time the person served as a non-employee director during that year and the unvested portion of the restricted stock unit award shall be cancelled by the Company. If a non-employee director’s service on the Board of Directors terminates for any other reason, the non-employee director shall

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

forfeit all rights with respect to restricted stock units which are not vested as of the effective date of termination and the unvested portion of the restricted stock unit award shall be cancelled by the Company.

The following table summarizes the Company’s nonvested restricted stock unit award activity for all plans for the years ended December 31, 2008, 2007 and 2006.

	Shares	Weighted Average Grant-Date Fair Price
Nonvested at December 31, 2005	77	$5.58
Granted	807	$8.00
Vested	(25)	$7.68
Forfeited	(41)	$15.53

Nonvested at December 31, 2006	818	$7.60

Granted	446	$5.25
Vested	(324)	$7.42
Forfeited	(67)	$6.13

Nonvested at December 31, 2007	873	$6.67

Granted	452	$4.61
Vested	(575)	$4.76
Forfeited	(98)	$5.06

Nonvested at December 31, 2008	652	$3.79

The fair value of each restricted stock unit award granted during 2008, 2007 and 2006 was based on the closing price of the Company’s common stock traded on the NASDAQ Stock Market LLC (beginning on May 26, 2008) under the symbol DINE. Prior to May 26, 2008 shares of the Company’s common stock were listed and traded on the American Stock Exchange under the symbol IRN. Restricted stock unit awards granted during 2008, 2007 and 2006 generally vest and settle over a three year period. As of December 31, 2008, $1,197 of total unrecognized compensation costs related to restricted stock unit awards are expected to be recognized over the weighted-average period of approximately 24 months.

Note 9—Leases

The Company leases several office spaces, including those discussed in Note 12. Future minimum lease payments under non-cancelable operating leases as of December 31, 2008 are as follows:

Year ended December 31,
2009	1,425
2010	1,199
2011	755
2012	395
2013	200
Thereafter	—

Total minimum lease payments	$3,974

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

Rent expense charged to operations was $1,781, $2,237, and $2,124 for the years ended December 31, 2008, 2007 and 2006, respectively.

Capital leases, included in net property and equipment at December 31, 2008, consisted of an obligation for certain computer equipment and software with options for the Company to purchase the leased property at the end of the lease terms, which was March 2007. At December 31, 2008 and 2007, the Company had $910 recorded as capital leases and accumulated amortization of $910. Amortization of assets recorded under capital leases, included in depreciation and amortization expense, amounted to $33 and $234 for the years ended December 31, 2007, and 2006, respectively.

Note 10—Business and Credit Concentrations

As of December 31, 2008 the Company had contracts or relationships with eight major airlines that offer frequent flyer miles as rewards. Members of each of the Upromise Inc., United Air Lines and American Airlines Inc. programs represented 10% or more of the Company’s sales for 2008, members of each of the Upromise Inc. and United Air Lines programs represented 10% or more of the Company’s sales for 2007, and Upromise Inc., United Air Lines and Delta Air Line programs represented 10% or more of the Company’s sales for 2006. The following table illustrates the Company’s partner sales concentration as a percentage of total sales:

	2008	2007	2006
Airlines	56%	58%	59%
All partners that represent 10% or more of sales	56%	42%	49%

Note 11—Minimum Partner and Vendor Obligations

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

2009	$14,260
2010	11,460
2011	5,360
2012	360
2013	180
Thereafter	—

Total minimum partner and vendor obligations	$31,620

As of December 31, 2008, the Company has recorded a liability totaling $2,135 related to its minimum purchase obligations for 2008.

Note 12—Certain Relationships and Related Party Transactions (square footage not in thousands)

Active agreements

On May 5, 2003, the Company entered into an office lease agreement, which was amended on May 8, 2006 and August 24, 2006, with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, a limited partnership comprised in part of certain trusts. Samstock, L.L.C., the

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

Company’s largest stockholder, is indirectly owned by these trusts. The trustee of these trusts is Chai Trust Company, LLC, and Donald J. Liebentritt, the Chairman of the Company’s Board of Directors, is President of Chai Trust Company, LLC. The lease, as amended, provides for 28,721 square feet of office space at Two North Riverside Plaza, Chicago, Illinois and has a term from September 1, 2003 through August 31, 2011. The Company paid rent of $540, $526, and $372 during 2008, 2007, and 2006, respectively.

The Company has entered into two storage space lease agreements with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, one dated November 2, 2005 and one dated October 22, 2003. The leases provide for an aggregate of 1,130 square feet of storage space at Two North Riverside Plaza, Chicago, Illinois. The terms of these leases are month-to-month. The Company paid rent for these storage spaces of $13 for 2008, 2007, and 2006.

The future minimum lease obligations for the above leases are as follows:

Year Ending December 31,
2009	$554
2010	570
2011	361

Total minimum lease payments	$1,485

Previous related party agreements

On June 20, 2005, the Company entered into an office lease agreement with CA Shorebreeze Limited Partnership, an affiliate of Equity Office Properties Trust. Affiliates of Samstock L.L.C., the Company’s largest stockholder, had a substantial interest in Equity Office Properties Trust through February 2007. The lease is for office space at 255 Shoreline Drive, Suite 145, Redwood City, California. The term of the lease is from August 10, 2005 through February 9, 2009. The Company paid rent of $7 for the three months ended December 31, 2007 and $27 for the twelve months ended December 31, 2006.

Terminated agreements

On August 4, 2005, the Company entered into an office license agreement with WA-Columbia Center, L.L.C., an affiliate of Equity Office Properties Trust. The license was for office space at 701 Fifth Avenue, Suite 1410, Seattle, Washington. The term of the license was from August 1, 2005 through July 31, 2008; however, the Company terminated the license effective July 31, 2007 for $15. The Company paid rent of $16 and $27 during 2007 and 2006, respectively.

On October 20, 2005, the Company entered into an office sublease agreement with Equity Group Investments, L.L.C. (“EGI”). Donald J. Liebentritt, the Chairman of the Company’s Board of Directors, is a Senior Advisor with EGI. Mark R. Sotir, a director of the Company, is a Managing Director of EGI and Nils E. Larsen, a director of the Company at the time this agreement was in effect, is a Managing Director of EGI. EGI is an affiliate of Samstock, L.L.C., the Company’s largest stockholder. The sublease provided for approximately 3,600 square feet of office space at Two North Riverside Plaza, Chicago, Illinois. The term of the sublease was from October 21, 2005 and continued on a month-to-month basis. The Company terminated the lease in September 2006. The Company paid rent of $21 during 2006.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

Note 13—Litigation

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

On March 6, 2007, the Company entered into a formal agreement with the representative plaintiffs acting on behalf of a Settlement Class to settle this litigation. On August 23, 2007, the District Court issued an order granting formal approval of the settlement and it became final on September 24, 2007 after no appeal was taken. The amounts that members of the Settlement Class are entitled to under the settlement were determined through a claims process that resulted in a payment of the first installment for virtually all of the claims in December 2007. The Company also made payments to the representative plaintiffs and the first installment of payments to class counsel in December 2007. The Company paid the second installment for virtually all of the claims and to class counsel as scheduled in July 2008. The last remaining installment was paid during the first quarter of 2009.

The Company established the original reserve in the fourth quarter of 2006 based on management’s initial estimate of the cost of the settlement and related legal and administrative expenses. The related legal and administrative expenses include legal expenses incurred by the Company, legal expenses from the plaintiff’s attorneys, claims administration costs and class representation costs. The Company recorded $35,059 during 2006 relating to the California class action suit. During 2008 and 2007, the Company reversed $43 and $13,217, respectively of this expense. The reversal was based on a review of the claims filed by class members and management’s best estimate of claims that could have been filed before the end of the claims filing period. The balance of the accrual relating to this litigation was $3,164 as of December 31, 2008 and will be paid during the first quarter of 2009. The liability initially recorded included future legal and administrative costs as allowed under Emerging Issues Task Force (“EITF”) Topic No. D-77, “Accounting for Legal Costs Expected to Be Incurred in Connection with a Loss Contingency.” The total litigation accrual was calculated using the discounted cash flow method. As such, the Company reduced the liability by $536 as a result of this discounted cash flow and amortized this amount to expense. The amortization expense was $225 and $292 for the year ended December 31, 2008 and 2007, respectively. The remaining balance of $19 as of December 31, 2008 was amortized during January 2009.

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

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

	Balance at December 31, 2006	Amounts Paid	Adjust- ments	Reclassi- fications	Interest Expense	Balance at December 31, 2007	Amounts Paid	Reclassi- fications	Interest Expense	Balance at December 31, 2008
California Class Action Suit:
Expense for Class	$16,740	$(1,427)	$(12,597)	$—	$133	$2,849	$(1,631)	$(30)	$107	$1,295
Related legal and administrative expenses	11,710	(7,862)	(746)	—	159	3,261	(1,626)	117	117	1,869
Dining credits reserve	—	—	126	(126)	—	—	—	—	—	—

Total California litigation	28,450	(9,289)	(13,217)	(126)	292	6,110	(3,257)	87	224	3,164

Source Inc. litigation:
Settlement	200	(175)	(25)	—	—	—	—	—	—	—

Total Source Inc. litigation	200	(175)	(25)	—	—	—	—	—	—	—

Total litigation and related expenses	$28,650	$(9,464)	$(13,242)	$(126)	$292	$6,110	$(3,257)	$87	$224	$3,164

Note 14—Selected Quarterly Financial Data (Unaudited)

Selected financial data for the quarter ended is as follows:

	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Sales	$57,685	$62,442	$65,723	$59,063
Operating revenue	17,443	18,629	20,188	19,220
Operating income	474	2,084	3,565	2,254
Income before income tax	381	2,005	3,135	2,054
Income tax provision	131	513	1,226	896
Net income	250	1,492	1,909	1,158

Earnings per share:
Basic	$0.01	$0.05	$0.07	$0.04
Diluted	$0.01	$0.05	$0.07	$0.04

	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Sales	$58,189	$57,180	$56,822	$52,916
Operating revenue	17,327	17,042	16,625	15,231
Operating income (loss)	816	732	11,003	(2,692)
Income (loss) before income tax	679	1,324	10,955	(2,739)
Income tax (benefit) provision (1)	(3)	179	3,828	(750)
Net income (loss)	682	1,145	7,127	(1,989)

Earnings (loss) per share:
Basic	$0.03	$0.04	$0.26	$(0.07)
Diluted	$0.02	$0.04	$0.24	$(0.07)

(1)	During the fourth quarter of 2007, the Company identified a tax benefit of $348 related to interest and dividend income that should have been recognized during 2006. The Company recorded the benefit during the fourth quarter of 2007.

REWARDS NETWORK INC. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

(in thousands)

Description	Balance, beginning of year	Charged to expenses	Net (Write-offs) Recoveries	Balance, end of year
Year ended December 31, 2008
Allowance for doubtful merchant accounts—dining credits	$21,257	9,704	(10,897)	$20,064

Allowance for doubtful merchant accounts—Accounts Receivable	$3,420	1,910	(2,196)	$3,134

Valuation allowance on deferred taxes	$6	(2)	—	$4

Year ended December 31, 2007
Allowance for doubtful merchant accounts—dining credits	$12,210	8,208	839	$21,257

Allowance for doubtful merchant accounts—Accounts Receivable	$2,078	2,688	(1,346)	$3,420

Valuation allowance on deferred taxes	$208	(202)	—	$6

Year ended December 31, 2006
Allowance for doubtful merchant accounts—dining credits	$21,192	3,954	(12,936)	$12,210

Allowance for doubtful merchant accounts—Accounts Receivable	$2,498	185	(605)	$2,078

Valuation allowance on deferred taxes	$496	(288)	—	$208

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

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management has concluded that our internal control over financial reporting was effective at December 31, 2008.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2008. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2008, is included under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B—Other Information

On March 6, 2009, we paid cash bonus awards to members of our management, including the executive officers who are expected to be named executive officers (“Named Executive Officers”) in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2009 (“Proxy Statement”). These awards were paid pursuant to the 2008 Incentive Compensation Plan approved by the Board of Directors on February 19, 2008. The cash bonus awards under the 2008 Plan were based on our achievement of the following financial performance targets:

•	earnings before interest, income taxes, depreciation and amortization (“EBITDA”) less one-third capital expenditures (“EBITDA-based Award”)

•	revenue (“Revenue-based Award”)

•	the gross dining credits portfolio on December 31, 2008

and two key corporate objectives:

•	refinancing our convertible subordinated debentures

•	testing and developing a plan for rollout of new marketing services products

The financial performance targets and key corporate objectives were set by the Compensation Committee on February 19, 2008. Each of the EBITDA-based Award and Revenue-based Award accounted for 37.5% of the base bonus award, the gross dining credits portfolio accounted for 12.5% of the base bonus award, and each of the key corporate objectives accounted for 6.25% of the base bonus award. Each of the EBITDA-based Award and Revenue-based Award could be increased if our financial performance exceeded the targets set by the Compensation Committee.

The Compensation Committee consulted with the Audit Committee to confirm our financial results for 2008. The Compensation Committee reviewed our performance for 2008 and determined that 98% of the EBITDA-based Award was achieved, 134% of the Revenue-based Award was achieved, we refinanced our convertible subordinated debentures, but the testing and developing a plan for rollout of new marketing services products was not achieved. The Board of Directors reviewed and approved the determination made by the Compensation Committee with respect to these financial performance targets and key corporate objectives. The determination of the achievement of these financial performance targets and key corporate objectives will be discussed in greater detail in the Compensation Discussion and Analysis that will be included in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2009.

The gross dining credits portfolio on December 31, 2008 was $95,727,000. This was below the target of $122,340,000 set by the Compensation Committee on February 19, 2008 based on our budget for 2008. The gross dining credits portfolio target was put into place as a financial performance measure because the Compensation Committee believed that growing our dining credits portfolio was important for long-term revenue growth.

During 2008, we implemented more conservative policies to manage the dining credits portfolio than was originally anticipated in the budget upon which the gross dining credits portfolio target was based. These more conservative policies were implemented to conserve cash and lower the risk of the dining credits portfolio so that we would have sufficient liquidity to repurchase our subordinated convertible debentures in October 2008, as well as in response to an increasingly difficult economic environment. For example, we lowered usage periods on new dining credits purchases. Lowering the usage period on new dining credits purchases resulted in dining credits being used more quickly than anticipated in the budget, which lowered the gross dining credits portfolio. In the fourth quarter of 2008, in light of the worsening economic environment facing the restaurant industry, we adopted even more conservative dining credits purchasing policies that resulted in the purchase of fewer dining credits than budgeted, which also lowered the gross dining credits portfolio. Despite implementing more conservative dining credits purchasing policies, sales exceeded budget, which further reduced the gross dining credits portfolio.

The Compensation Committee reviewed the size of the gross dining credits portfolio at the end of 2008 and our adoption of more conservative policies that resulted in a gross dining credits portfolio that was lower than the target. The Compensation Committee determined that if these dining credits portfolio policy and management changes had not been implemented, it is possible that we would not have been able to secure our current revolving credit facility or have access to adequate liquidity to manage the business after the repurchase of our convertible subordinated debentures and in light of the deteriorating economic environment. The Compensation Committee also recognized that increase in sales over budget contributed to the lower gross dining credits portfolio. The Compensation Committee decided to pay the full amount with respect to the gross dining credits portfolio target because the Compensation Committee determined that we properly managed the dining credits portfolio during 2008 in light of the difficult economic environment in 2008. The Board of Directors reviewed and approved the Compensation Committee’s decision with respect to the payment of the cash bonus award based on the gross dining credits portfolio.

On March 6, 2008, we paid cash bonus awards to the Named Executive Officers pursuant to the 2008 Incentive Compensation Plan as follows:

Named Executive Officer	Payment with respect to gross dining credits portfolio	Payment with respect to achieved financial performance targets and key corporate objectives	Total
Ronald L. Blake	$68,750	$514,250	$583,000
Christopher J. Locke	$18,705	$139,913	$158,618
Roya Behnia	$16,719	$125,056	$141,775
Megan E. Flynn	$15,525	$116,127	$131,652
Robert S. Wasserman	$24,675	$184,569	$209,244

PART III

Item 10—Directors, Executive Officers and Corporate Governance

Information included under the captions “Election of Directors,” “Board of Director Meetings and Committees of Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2009 (our “Proxy Statement”) is incorporated herein by reference. See also the section captioned “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K.

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

Item 14—Principal Accounting Fees and Services

Information included under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement is incorporated herein by reference.

PART IV

Item 15—Exhibits, Financial Statement Schedules

(a)	1. FINANCIAL STATEMENTS:

The following financial statements are filed as part of this annual report on Form 10-K:

•	Consolidated Balance Sheets at December 31, 2008 and 2007

•	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (loss) for the years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

•	Notes to consolidated financial statements

Selected quarterly financial data under the caption “Note 14 Selected Quarterly Financial Data (Unaudited)” are also filed as part of this annual report on Form 10-K.

2.	FINANCIAL STATEMENT SCHEDULE:

Schedule II—Valuation and Qualifying Accounts is filed as part of this annual report on Form 10-K.

3.	EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K AND PARAGRAPH (b) BELOW

REWARDS NETWORK INC.

LISTING OF EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

Exhibit No.	Description
10.1	Stock Purchase and Sale Agreement, dated as of November 6, 1997, among Transmedia Network Inc., Samstock, L.L.C. and Transmedia Investors L.L.C. is incorporated herein by reference to Exhibit 10.1 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on November 17, 1997.

10.2	Amended and Restated Agreement Among Stockholders, dated as of March 3, 1998, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors L.L.C., Melvin Chasen and Iris Chasen and Halmostock Limited Partnership is incorporated herein by reference to Exhibit 10.5 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 17, 1998.

10.3	Stockholders Agreement, dated as of March 3, 1998, among Transmedia Network Inc., EGI—Transmedia Investors, L.L.C., Samstock, L.L.C., and Halmostock Limited Partnership is incorporated herein by reference to Exhibit 10.6 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 17, 1998.

10.4	Transmedia Network Inc. 1987 Stock Option and Rights Plan is incorporated herein by reference to Exhibit 10.2 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 000-4028), filed on December 29, 1994.

10.5	Form of Stock Option Agreement (as modified) between iDine Rewards Network Inc. and certain directors is incorporated herein by reference to Exhibit 10.3 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No.001-13806), filed on December 29, 1995.

10.6	iDine Rewards Network Inc. 1996 Long-Term Incentive Plan, including amendments through June 1, 2002, is incorporated herein by reference to Exhibit 10.13 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed March 12, 2004.

10.7	Rewards Network Inc. 2004 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.

10.8	Amendment No. 1 to the Rewards Network Inc. 2004 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.

10.9	Rewards Network Inc. 2006 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 26, 2006.

10.10*	Amendment No. 1 to the Rewards Network Inc. 2006 Long-Term Incentive Plan.

10.11	2008 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 21, 2008.

10.12	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 28, 2006.

10.13	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 5, 2007.

10.14	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 21, 2008.

Exhibit No.	Description
10.15	Restricted Stock Unit Award Agreement, dated as of June 1, 2006, between Ronald L. Blake and Rewards Network Inc. is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 26, 2006.

10.16	Rewards Network Inc. 2006 Non-Employee Director Awards Program is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 26, 2006.

10.17	Amendment No. 1 to the Rewards Network Inc. 2006 Non-Employee Director Awards Program is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No.
001-13806), filed on February 12, 2008.

10.18*	Amendment No. 2 to the Rewards Network Inc. 2006 Non-Employee Director Awards Program.

10.19	Lease by and between Equity Office Properties Management, as agent for Two North Riverside Plaza Joint Venture Limited Partnership, and iDine Rewards Network Inc., dated May 5, 2003 is incorporated herein by reference to Exhibit 10.16 to iDine Rewards Network Inc.’s Annual Report on Form 10-K/A (File No.
001-13806), filed on October 7, 2003.

10.20	First Amendment, dated May 8, 2006, between Rewards Network Inc. and Equity Office Properties Management Corp., as agent for Two North Riverside Plaza Joint Venture Limited Partnership, an Illinois limited partnership, sole beneficiary of LaSalle National Trust, N.A., successor trustee under Trust Agreement dated June 26, 1969 and known as Trust No. 39712 is incorporated herein by reference to Exhibit 10.6 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on May 9, 2006.

10.21	Second Amendment, dated August 24, 2006, between Rewards Network Inc. and Equity Office Properties Management Corp., as agent for Two North Riverside Plaza Joint Venture Limited Partnership, an Illinois limited partnership, sole beneficiary of LaSalle National Trust, N.A., successor trustee under Trust Agreement dated June 26, 1969 and known as Trust No. 39712 is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on August 25, 2005.

10.22	Employment Agreement, dated September 13, 2005, between Rewards Network Inc. and Ronald L. Blake is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on September 14, 2005.

10.23*	Amendment No. 1 to Employment Agreement, dated December 31, 2008, between Rewards Network Inc. and Ronald L. Blake.

10.24	Offer Letter, dated September August 10, 2000, between Transmedia Network Services Inc. and Megan E. Flynn is incorporated herein by reference to Exhibit 10.22 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.25	Severance, Proprietary Interest Protection and Non-Solicitation Agreement, dated as of March 18, 2005, between Rewards Network Services Inc. and Megan E. Flynn is incorporated herein by reference to Exhibit 10.23 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.26*	Amendment No. 1 to Severance, Proprietary Interest Protection and Non-Solicitation Agreement, dated as of December 15, 2008, between Rewards Network Services Inc. and Megan E. Flynn.

10.27	Offer Letter, dated April 14, 2005, between Rewards Network Services Inc. and Christopher J. Locke. is incorporated herein by reference to Exhibit 10.24 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

Exhibit No.	Description
10.28	Letter Agreement, dated as of November 7, 2007, between Rewards Network Inc. and Christopher J. Locke is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 8, 2007.

10.29*	Amendment to Severance Letter Agreement, dated as of December 10, 2008, between Rewards Network Inc. and Christopher J. Locke.

10.30	Offer Letter, dated June 14, 2005, between Rewards Network Establishment Services Inc. and Robert S. Wasserman is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on June 17, 2005.

10.31	Severance, Proprietary Interest Protection and Non-Solicitation Agreement, dated as of June 14, 2005, between Rewards Network Establishment Services Inc. and Robert S. Wasserman is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on June 17, 2005.

10.32*	Amendment No. 1 to Severance, Proprietary Interest Protection and Non-Solicitation Agreement, dated as of December 22, 2008, between Rewards Network Establishment Services Inc. and Robert S. Wasserman.

10.33	Offer Letter, dated August 3, 2006, between Rewards Network Inc. and Roya Behnia is incorporated herein by reference to Exhibit 10.6 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 8, 2006.

10.34*	Amendment to Offer Letter, dated December 10, 2008, between Rewards Network Inc. and Roya Behnia.

10.35	Form of Directors’ and Officers’ Indemnity Agreement, dated as of May , 2002, between iDine Rewards Network Inc. and the indemnitee stated therein is incorporated herein by reference to Exhibit 99 to iDine Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-89406), filed on May 30, 2002.

10.36	Rewards Network Inc. Severance Plan. is incorporated herein by reference to Exhibit 10.34 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.37	Loan and Security Agreement, dated as of November 6, 2007, between Rewards Network Inc. and each of its domestic subsidiaries signatory thereto and RBS Business Capital is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 8, 2007.

10.38	First Amendment to Loan and Security Agreement, dated as of August 11, 2008, between Rewards Network Inc. and each of its domestic subsidiaries signatory thereto and RBS Business Capital is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 11, 2008.

10.39	Services Agreement, dated March 24, 2004, between First Data Merchant Services Corporation and Rewards Network Inc. is incorporated herein by reference to Exhibit 10.27 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 14, 2005.

10.40	Processor Agreement, dated as of August 23, 2004, between Rewards Network Inc. and Golden Receiver Systems is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 11, 2008. Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

Exhibit No.	Description
10.41	First Amendment to Processor Agreement, dated as of March 1, 2005, between Rewards Network Inc. and Golden Receiver Systems, L.L.C. is incorporated herein by reference to Exhibit 10.4 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 11, 2008. Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

10.42	Agreement, dated as of September 19, 2005, by and between Rewards Network Services Inc. and American Express Travel Related Services Company, Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on September 23, 2005.

10.43	Amendment to Agreement, dated as of March 13, 2006, by and between Rewards Network Services Inc. and American Express Travel Related Services Company, Inc. is incorporated herein by reference to Exhibit 10.39 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.44	Settlement Agreement, dated March 6, 2007 by and among Rewards Network Inc., Rewards Network Establishment Services Inc., Rewards Network Services Inc., and RTR Funding LLC, on the one hand, and Bistro Executive, Inc., dba Tournesol; Patrice Lambert; Westward Beach Restaurant Holdings, LLC, formerly dba The Gray Whale; Thomas Averna; Minibar, Inc., dba Minibar Lounge; and Rebekah Barrow is incorporated herein by reference to Exhibit 10.44 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2007.

10.45	Relationship Agreement, dated January 31, 2008, between Rewards Network Establishment Services Inc. and Upromise, Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 4, 2008.

21.1*	List of Subsidiaries

23.1*	Consent of KPMG LLP

24.1*	Power of Attorney (contained in the signature page to this annual report on Form 10-K)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March 2009.

REWARDS NETWORK INC.

By:	/s/ RONALD L. BLAKE
Name:	Ronald L. Blake
Title:	President and Chief Executive Officer

Power Of Attorney

Each person whose signature appears below, being a director of Rewards Network Inc., a Delaware corporation (the “Company”), hereby constitutes and appoints Ronald L. Blake , Christopher J. Locke, and Roya Behnia and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign one or more Annual Reports for the fiscal year ended December 31, 2008 on Form 10-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or such other form as any such attorney-in-fact may deem necessary or desirable, any amendments thereto, and all additional amendments thereto, each in such form as they or either of them may approve, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Exchange Act and the applicable rules and regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below, and on the 12th day of March, 2009.

Signature	Title
/s/ DONALD J. LIEBENTRITT Donald J. Liebentritt	Chairman of the Board

/s/ RONALD L. BLAKE Ronald L. Blake	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ CHRISTOPHER J. LOCKE Christopher J. Locke	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Signature	Capacity In Which Signed
/s/ RAYMOND A. GROSS Raymond A. Gross	Director

/s/ F. PHILLIP HANDY F. Philip Handy	Director

/s/ MARC C. PARTICELLI Marc C. Particelli	Director

/s/ MICHAEL J. SOENEN Michael J. Soenen	Director

/s/ MARK R. SOTIR Mark R. Sotir	Director

REWARDS NETWORK INC.

LISTING OF EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.1	Stock Purchase and Sale Agreement, dated as of November 6, 1997, among Transmedia Network Inc., Samstock, L.L.C. and Transmedia Investors L.L.C. is incorporated herein by reference to Exhibit 10.1 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on November 17, 1997.

10.2	Amended and Restated Agreement Among Stockholders, dated as of March 3, 1998, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors L.L.C., Melvin Chasen and Iris Chasen and Halmostock Limited Partnership is incorporated herein by reference to Exhibit 10.5 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 17, 1998.

10.3	Stockholders Agreement, dated as of March 3, 1998, among Transmedia Network Inc., EGI—Transmedia Investors, L.L.C., Samstock, L.L.C., and Halmostock Limited Partnership is incorporated herein by reference to Exhibit 10.6 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 17, 1998.

10.4	Transmedia Network Inc. 1987 Stock Option and Rights Plan is incorporated herein by reference to Exhibit 10.2 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 000-4028), filed on December 29, 1994.

10.5	Form of Stock Option Agreement (as modified) between iDine Rewards Network Inc. and certain directors is incorporated herein by reference to Exhibit 10.3 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No.001-13806), filed on December 29, 1995.

10.6	iDine Rewards Network Inc. 1996 Long-Term Incentive Plan, including amendments through June 1, 2002, is incorporated herein by reference to Exhibit 10.13 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed March 12, 2004.

Exhibit No.	Description
10.7	Rewards Network Inc. 2004 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.

10.8	Amendment No. 1 to the Rewards Network Inc. 2004 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.

10.9	Rewards Network Inc. 2006 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 26, 2006.

10.10*	Amendment No. 1 to the Rewards Network Inc. 2006 Long-Term Incentive Plan.

10.11	2008 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 21, 2008.

10.12	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 28, 2006.

10.13	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 5, 2007.

10.14	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 21, 2008.

10.15	Restricted Stock Unit Award Agreement, dated as of June 1, 2006, between Ronald L. Blake and Rewards Network Inc. is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 26, 2006.

10.16	Rewards Network Inc. 2006 Non-Employee Director Awards Program is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 26, 2006.

10.17	Amendment No. 1 to the Rewards Network Inc. 2006 Non-Employee Director Awards Program is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 12, 2008.

10.18*	Amendment No. 2 to the Rewards Network Inc. 2006 Non-Employee Director Awards Program.

10.19	Lease by and between Equity Office Properties Management, as agent for Two North Riverside Plaza Joint Venture Limited Partnership, and iDine Rewards Network Inc., dated May 5, 2003 is incorporated herein by reference to Exhibit 10.16 to iDine Rewards Network Inc.’s Annual Report on Form 10-K/A (File No. 001-13806), filed on October 7, 2003.

10.20	First Amendment, dated May 8, 2006, between Rewards Network Inc. and Equity Office Properties Management Corp., as agent for Two North Riverside Plaza Joint Venture Limited Partnership, an Illinois limited partnership, sole beneficiary of LaSalle National Trust, N.A., successor trustee under Trust Agreement dated June 26, 1969 and known as Trust No. 39712 is incorporated herein by reference to Exhibit 10.6 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on May 9, 2006.

Exhibit No.	Description
10.21	Second Amendment, dated August 24, 2006, between Rewards Network Inc. and Equity Office Properties Management Corp., as agent for Two North Riverside Plaza Joint Venture Limited Partnership, an Illinois limited partnership, sole beneficiary of LaSalle National Trust, N.A., successor trustee under Trust Agreement dated June 26, 1969 and known as Trust No. 39712 is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on August 25, 2005.

10.22	Employment Agreement, dated September 13, 2005, between Rewards Network Inc. and Ronald L. Blake is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on September 14, 2005.

10.23*	Amendment No. 1 to Employment Agreement, dated December 31, 2008, between Rewards Network Inc. and Ronald L. Blake.

10.24	Offer Letter, dated September August 10, 2000, between Transmedia Network Services Inc. and Megan E. Flynn is incorporated herein by reference to Exhibit 10.22 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.25	Severance, Proprietary Interest Protection and Non-Solicitation Agreement, dated as of March 18, 2005, between Rewards Network Services Inc. and Megan E. Flynn is incorporated herein by reference to Exhibit 10.23 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.26*	Amendment No. 1 to Severance, Proprietary Interest Protection and Non-Solicitation Agreement, dated as of December 15, 2008, between Rewards Network Services Inc. and Megan E. Flynn.

10.27	Offer Letter, dated April 14, 2005, between Rewards Network Services Inc. and Christopher J. Locke. is incorporated herein by reference to Exhibit 10.24 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.28	Letter Agreement, dated as of November 7, 2007, between Rewards Network Inc. and Christopher J. Locke is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 8, 2007.

10.29*	Amendment to Severance Letter Agreement, dated as of December 10, 2008, between Rewards Network Inc. and Christopher J. Locke.

10.30	Offer Letter, dated June 14, 2005, between Rewards Network Establishment Services Inc. and Robert S. Wasserman is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on June 17, 2005.

10.31	Severance, Proprietary Interest Protection and Non-Solicitation Agreement, dated as of June 14, 2005, between Rewards Network Establishment Services Inc. and Robert S. Wasserman is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on June 17, 2005.

10.32*	Amendment No. 1 to Severance, Proprietary Interest Protection and Non-Solicitation Agreement, dated as of December 22, 2008, between Rewards Network Establishment Services Inc. and Robert S. Wasserman.

10.33	Offer Letter, dated August 3, 2006, between Rewards Network Inc. and Roya Behnia is incorporated herein by reference to Exhibit 10.6 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 8, 2006.

10.34*	Amendment to Offer Letter, dated December 10, 2008, between Rewards Network Inc. and Roya Behnia.

Exhibit No.	Description
10.35	Form of Directors’ and Officers’ Indemnity Agreement, dated as of May , 2002, between iDine Rewards Network Inc. and the indemnitee stated therein is incorporated herein by reference to Exhibit 99 to iDine Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-89406), filed on May 30, 2002.

10.36	Rewards Network Inc. Severance Plan. is incorporated herein by reference to Exhibit 10.34 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.37	Loan and Security Agreement, dated as of November 6, 2007, between Rewards Network Inc. and each of its domestic subsidiaries signatory thereto and RBS Business Capital is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 8, 2007.

10.38	First Amendment to Loan and Security Agreement, dated as of August 11, 2008, between Rewards Network Inc. and each of its domestic subsidiaries signatory thereto and RBS Business Capital is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 11, 2008.

10.39	Services Agreement, dated March 24, 2004, between First Data Merchant Services Corporation and Rewards Network Inc. is incorporated herein by reference to Exhibit 10.27 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 14, 2005.

10.40	Processor Agreement, dated as of August 23, 2004, between Rewards Network Inc. and Golden Receiver Systems is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 11, 2008. Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

10.41	First Amendment to Processor Agreement, dated as of March 1, 2005, between Rewards Network Inc. and Golden Receiver Systems, L.L.C. is incorporated herein by reference to Exhibit 10.4 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 11, 2008. Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

10.42	Agreement, dated as of September 19, 2005, by and between Rewards Network Services Inc. and American Express Travel Related Services Company, Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on September 23, 2005.

10.43	Amendment to Agreement, dated as of March 13, 2006, by and between Rewards Network Services Inc. and American Express Travel Related Services Company, Inc. is incorporated herein by reference to Exhibit 10.39 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.44	Settlement Agreement, dated March 6, 2007 by and among Rewards Network Inc., Rewards Network Establishment Services Inc., Rewards Network Services Inc., and RTR Funding LLC, on the one hand, and Bistro Executive, Inc., dba Tournesol; Patrice Lambert; Westward Beach Restaurant Holdings, LLC, formerly dba The Gray Whale; Thomas Averna; Minibar, Inc., dba Minibar Lounge; and Rebekah Barrow is incorporated herein by reference to Exhibit 10.44 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2007.

10.45	Relationship Agreement, dated January 31, 2008, between Rewards Network Establishment Services Inc. and Upromise, Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 4, 2008.

Exhibit No.	Description
21.1*	List of Subsidiaries

23.1*	Consent of KPMG LLP

24.1*	Power of Attorney (contained in the signature page to this annual report on Form 10-K)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

* Filed herewith