Form 10-K/A
period 2008-12-31
REWARDS NETWORK INC
filed 2009-04-29
CIK 78536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Purpose of this Amendment

We originally stated that the information required to be set forth in Part III of the Annual Report on Form 10-K was incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2009. Our Board of Directors has rescheduled our Annual Meeting of Stockholder to June 11, 2009. We expect to file our definitive proxy statement for the Annual Meeting of Stockholders after April 30, 2009, which is more than 120 days after the end of our fiscal year. Accordingly, we are amending our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, to provide the information required to be set forth in Part III of the Annual Report on Form 10-K. We have made no further changes to our Annual Report on Form 10-K filed with the SEC on March 12, 2009.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

DIRECTORS

There are no family relationships among our directors or between any of our directors and any of Rewards Network’s executive officers. Also, there are no arrangements or understandings between any director and any other person pursuant to which such director was or is to be selected as a director.

Name	Business Experience, Other Public Company Directorships Held, Age, Company Board of Director Committee Memberships and Period Served as a Director of Rewards Network
Donald J. Liebentritt Chairman

Mr. Liebentritt is an Executive Vice President and the General Counsel of Tribune Company, a media company operating businesses in publishing, interactive and broadcasting, since May 2008. In December 2008, the Tribune Company filed for protection under Chapter 11 of the Bankruptcy Code. He is also a Senior Advisor with Equity Group Investments, L.L.C., or EGI, a private investment firm. He was President of EGI from 2000 through 2005. He is the President and a member of the Board of Managers of Chai Trust Company, LLC, an Illinois registered trust company, and a director of WRS Holding Company, an environmental remediation services company.

Age: 58

Director since: 2005

Ronald L. Blake

Mr. Blake became President and Chief Executive Officer of Rewards Network in March 2005 and a director of Rewards Network in September 2005. Prior to joining Rewards Network, Mr. Blake was chairman and CEO of Willis Stein Telecommunications Acquisition Corp. since 2000. Mr. Blake currently serves as a director of VelociTel, Inc. and as trustee of Alverno College.

Age: 53

Director since: 2005

Raymond A. Gross

Mr. Gross has been the Chief Executive Officer and a director of Security Associates International, Inc., a security alarm services provider, since August 2001.

Age: 59

Committees: Audit (Chair), Corporate Governance and Nominating

Director since: 2001

F. Philip Handy

Mr. Handy has been Chief Executive Officer of Strategic Industries, LLC, a private global manufacturing company, since October 2001.

Public Company Directorships: Anixter International Inc. and Owens Corning

Age: 64

Committees: Corporate Governance and Nominating (Chair), Audit

Director since: 1998

Name	Business Experience, Other Public Company Directorships Held, Age, Company Board of Director Committee Memberships and Period Served as a Director of Rewards Network
Marc C. Particelli

Mr. Particelli has been Chairman of the Board of mktg, inc., formerly Coactive Marketing Group, Inc., an integrated marketing communications agency, since July 2006. Mr. Particelli also served as interim President and Chief Executive Officer of Coactive from July 2006 through October 2006. From August 2005 until March 2006, Mr. Particelli was the Chief Executive Officer of TSM Corporation, a telecommunications company serving the Hispanic market. Mr. Particelli was Chairman of the Board, President and Chief Executive Officer of Modem Media, an interactive marketing services firm, from January 1991 until its acquisition by Digitas Inc. in October 2004.

Public Company Directorships: mktg, inc. and PacificHealth Laboratories, Inc.

Age: 64

Committees: Audit, Compensation

Director since: 2008

Michael J. Soenen

Mr. Soenen is the former Chairman of the Board of Directors, President and Chief Executive Officer of FTD Group, Inc., a leading provider of floral and specialty gift products and services to consumers and retail florists, where he served in several executive positions starting in October 2002. These include: Chief Executive Officer from May 2004 through October 2008; President, Chief Executive Officer and a director of FTD, Inc., a subsidiary of FTD Group, from May 2004 through October 2008; President and Chief Operating Officer of FTD and Florists’ Transworld Delivery, Inc., also a subsidiary of FTD Group, from October 2002 to February 2004; and a director of FTD, Inc. from November 2002 to February 2004.

Public Company Directorships: Youbet.com, Inc. and OptionsXpress Holdings, Inc.

Age: 39

Committees: Compensation, Corporate Governance and Nominating

Director since: 2008

Mark R. Sotir

Mr. Sotir has served as a Managing Director of Equity Group Investments, L.L.C., or EGI, a privately-held investment firm, since November 2006. He manages a number of EGI’s investments, including Starwood Hotels, and serves on the boards of directors of several portfolio companies, including: SIRVA, a moving and relocation company; WRS Holding Company, an environmental remediation company; MiddleBrook Pharmaceuticals, Inc., a specialty pharmaceutical company; and VIA Wines Group, a Chilean wine producer and marketer. He also served as the interim president of Tribune Interactive, a division of Tribune Company, a Chicago-based media conglomerate, from December 2007 until April 2008. In December 2008, the Tribune Company filed for protection under Chapter 11 of the Bankruptcy Code. Prior to joining EGI, he was the Chief Executive Officer of Sunburst Technology Corporation, a leading independent distributor of educational software, from August 2003 to November 2006.

Public Company Directorships: MiddleBrook Pharmaceuticals, Inc.

Age: 45

Committees: Compensation (Chair)

Director since: 2008

EXECUTIVE OFFICERS

See the section captioned “Executive Officers of the Registrant” in Part I, Item 1 of the Annual Report on Form 10-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 and regulations of the Securities and Exchange Commission thereunder require Rewards Network’s executive officers and directors and persons who own more than 10% of Rewards Network’s stock, as well as certain affiliates of such persons, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission and the NASDAQ Stock Market. Executive officers, directors and persons owning more than 10% of Rewards Network’s stock are required by the Securities and Exchange Commission regulations to furnish Rewards Network with copies of all Section 16(a) forms they file. Based solely on Rewards Network’s review of the copies of such forms received by Rewards Network and written representations that no other reports were required for those persons, Rewards Network believes that, during the fiscal year ended December 31, 2008, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended, applicable to its officers, directors and greater than ten percent stockholders were complied with on a timely basis.

CODE OF ETHICS

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

AUDIT COMMITTEE

The Board of Directors has an Audit Committee. The members of the Audit Committee are Raymond A. Gross, F. Philip Handy and Marc C. Particelli. Each member of the Audit Committee is “independent” as defined by the listing standards of the NASDAQ Stock Market. In addition, the Board of Directors has determined that Mr. Gross is an “Audit Committee financial expert” as defined by the Securities and Exchange Commission.

Item 11 – Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This section provides information regarding our compensation program for the following executive officers:

Ronald L. Blake	President and Chief Executive Officer
Christopher J. Locke	Senior Vice President, Chief Financial Officer and Treasurer
Robert S. Wasserman	Executive Vice President, Sales and Operations
Roya Behnia	Senior Vice President, General Counsel and Secretary
Megan E. Flynn	Senior Vice President, Marketing and Business Development

These executive officers are our principal executive officer, principal financial officer and the three most highly-compensated executive officers other than the principal executive officer and principal financial officer. We refer to these executive officers as our Named Executive Officers or NEOs.

This section includes a summary of our compensation program for NEOs and information regarding, among other things, the role of the Compensation Committee, the overall objectives of our compensation program, each element of compensation that we provide to our NEOs and the compensation that we provided to our NEOs for 2008.

Summary of Compensation Program for Named Executive Officers

The Compensation Committee has designed the compensation program for NEOs to reflect a “pay for performance” rather than an entitlement culture. The Compensation Committee believes that the NEOs should be rewarded if the Company achieves financial results that should lead to an increase in shareholder value over time.

Our compensation program for NEOs consists of three principal components: base salary, cash bonus and equity compensation. Cash bonus is typically earned based upon the achievement of financial performance targets, key corporate objectives and individual performance. Equity compensation, such as restricted stock unit awards, vests over time and in some cases only vests upon achievement of financial performance targets, which may include stock price targets. The Company does not provide our NEOs with deferred compensation or pension benefits, although NEOs may participate in our 401(k) Plan on the same basis as all employees. The Company does not provide our NEOs with perquisites, except NEOs were provided airline miles so that they could join an airline club for business travel purposes. The Company provides severance benefits to the NEOs, and believes that these benefits are transparent and fair to our shareholders and the NEO.

The Compensation Committee

Overview of Role

The Compensation Committee takes an active role in the design, oversight and assessment of the compensation program for our NEOs. The Compensation Committee acts pursuant to a charter that has been approved by our Board of Directors and is available in the Investor Relations section of the Company’s website at investor.rewardsnetwork.com, under the Governance subsection. The Compensation Committee consults with the full Board of Directors in designing the compensation program for our NEOs and determining whether financial performance targets and key corporate objectives have been met.

The Compensation Committee believes that a substantial portion of the compensation of our NEOs should be linked to the Company’s long-term financial performance and NEOs should be rewarded for financial performance consistent with the strategic and financial plans approved by the Board of Directors. As a result, the NEOs have an incentive to achieve constant improvement in the core fundamentals of the Company’s operations and achieve key corporate objectives that are aligned with our shareholders’ interest in the long-term financial performance of the Company. Each year, the Compensation Committee examines whether the amount and form of incentive compensation being considered are aligned with the financial and strategic objectives of the Company both for the applicable year and over the long-term. The Compensation Committee, in any given year, may change the amount and form of incentive compensation to ensure such alignment.

The Compensation Committee determines the financial performance metrics and the targets for financial performance, as well as any key corporate objectives, each year. The financial performance metrics may include EBITDA, revenue, net revenue, stock price or other metrics. The key corporate objectives may include individual objectives for NEOs. The Compensation Committee determines whether applicable financial performance targets and key corporate objectives have been achieved and whether incentive compensation has been earned. The Compensation Committee also approves adjustments to the base salary of the NEOs. The Compensation Committee retains the ability to make appropriate changes to any aspect of the compensation program for NEOs in order to ensure that the Company and its shareholders benefit from the financial performance of the Company. If an award is earned based on the achievement of a financial performance target and the Company’s financial results are later restated so that it is determined that the financial performance target was in fact not achieved, the Compensation Committee may, to the extent provided under the Company’s compensation plans and as permitted by applicable law, require that the award revert to the Company.

Development of 2008 Compensation Program

In designing the 2008 compensation program for NEOs, the Compensation Committee considered the short-term and long-term financial and strategic plans of the Company, key corporate objectives for 2008, and data regarding the Company’s historical performance. The Compensation Committee considered the recommendations of management in determining the Company’s financial performance targets and key corporate objectives for 2008 and the design of the equity compensation component of the 2008 compensation program. The Compensation Committee considered the recommendations of Mr. Blake, the Chief Executive Officer, in determining the amount of the various components of the 2008 compensation program for the NEOs other than Mr. Blake. The Compensation Committee met regularly with management and in executive session regarding the design of the 2008 compensation program and the amount of each component.

In February 2008, the Compensation Committee and Board of Directors approved the cash bonus portion of the 2008 compensation program and the financial performance metrics and targets and key corporate objectives relating to incentive compensation. In February 2008, the Compensation Committee also reviewed the base salary of NEOs and approved the granting of restricted stock unit awards, which are the equity component of our compensation program. The Compensation Committee also approved cash bonus targets for NEOs in February 2008. After the Compensation Committee approved the compensation program for 2008, the Compensation Committee continued to meet regularly during 2008 to review the financial performance of the Company and the progress of the NEOs toward targeted compensation. The Compensation Committee regularly reviewed compensation scorecards that tracked the projected compensation of our NEOs based on progress toward the Company’s financial performance goals.

In December 2008, the Compensation Committee engaged Exequity LLP to provide compensation consulting services. Although Exequity was engaged principally to assist in the design of the Company’s 2009 incentive compensation program, the Compensation Committee also directed Exequity to provide benchmarking analysis of 2008 NEO compensation. For purposes of conducting a benchmarking analysis, Exequity used general industry survey information published by Hewitt Associates, Mercer, and Watson Wyatt. Each of these surveys provides compensation information based on the size of the survey participants as measured by their revenue. Accordingly, the data used for this purpose reflected size-appropriate survey information. Exequity used this general survey information because the Compensation Committee does not believe a group of companies exists that are both comparable in size and are operationally similar to the Company, and therefore the best representation of market practice can be extracted from general survey data. The Compensation Committee reviewed the average of the three data sources and concluded that, although compensation practices would be modified for 2009, the 2008 compensation structure was consistent with market practices.

In January and February 2009, the Compensation Committee received information regarding the financial performance of the Company in 2008 and conferred as to whether the financial performance targets for the 2008 compensation plan were met. Based upon information from management and discussions with the Audit Committee, who confirmed the financial performance of the Company, the Compensation Committee made its determinations with respect to the achievement of 2008 performance targets and key corporate objectives, as discussed below. The Compensation Committee reviewed these determinations with the Board of Directors, which approved of the Compensation Committee’s conclusions.

Objectives of Our Compensation Program

In early 2008, the Compensation Committee designed the 2008 compensation program for NEOs to balance certain key short-term objectives, including improving revenue and profitability over the prior year and ensuring liquidity to allow the Company to repurchase its convertible subordinated debentures that were due in October 2008, with the long-term objective of laying the foundation for future growth. The Compensation Committee determined that ensuring that the Company continued to invest in its dining credits portfolio and designed new marketing initiatives would be appropriate vehicles for long-term growth and therefore added a dining credits portfolio target and a marketing products target as additional objectives.

The Committee designed the compensation program to achieve the balancing of short-term and long-term objectives in two principal ways.

First, up to half of the equity component of the 2008 compensation program would vest only if the Company achieved financial performance targets, and then vesting would occur over a period of three years. The remaining half of the equity component of the 2008 compensation program vests over a period of three years, regardless of the Company’s performance. These vesting requirements were designed to provide an incentive to remain with the Company, encourage continued contributions to the Company’s financial performance in order to meet the financial performance targets, and tie each NEO’s opportunity to increase personal wealth to the appreciation of the Company’s stock price resulting from the financial performance of the Company. The Company has stock ownership guidelines applicable to the NEOs that further tie their personal wealth to the Company’s stock price. The Compensation Committee believes that NEOs should expect to receive the majority of their compensation through components that are tied to the Company’s stock price or are at-risk and earned only if the Company achieves financial performance targets. The Compensation Committee believes that base salary and annual cash bonus should be secondary to the financial benefits obtained by the NEOs through the appreciation of equity compensation granted to them.

Second, the compensation program is designed to focus on the core fundamentals of the Company’s operations as reflected in the Company’s annual budget that is approved by the Board of Directors. The budget is a financial plan for the Company that reflects objectives for the year and sets the groundwork for longer-term strategy for the next several years. The Company designs the strategic and financial plans that are part of the Company’s budget both to achieve financial results for the year and to increase shareholder value over the long term by implementing plans that may not yield immediate financial benefits but set the stage for long-term growth. The compensation program for NEOs is designed so that a substantial portion of the NEOs’ compensation is based on financial performance during the relevant annual period that is consistent with or in excess of the financial performance commitments set forth in the Company’s annual budget and/or key corporate objectives that are consistent with objectives of the Board of Directors. As a result, the compensation for our NEOs is based substantially on the achievement of financial performance and key corporate objectives that the Compensation Committee believes should result in an increase in shareholder value over time by driving constant improvement in the core fundamentals of the Company’s operations.

Most importantly, the Compensation Committee has designed the compensation program for our NEOs with the objective of compensating NEOs in a manner that should be considered fair by our shareholders, employees and the NEOs and with consideration to internal equity and consistency among the NEOs.

The Elements of Our Compensation Program

This section describes the various elements of our compensation program for NEOs, together with a discussion of various matters relating to those items, including why the Compensation Committee chooses to include the items as an element of compensation.

Base Salary

Base salary is included in our NEO compensation package because the Compensation Committee believes it is appropriate that some portion of the compensation that is provided to NEOs be provided in a form that is fixed and liquid. Base salary for each NEO is designed to reflect the scope and responsibilities of the position, as well as the skills, knowledge, experience, abilities and contributions of each NEO. We determine each NEO’s base salary through the assessment of the Company’s needs, including the consideration that the Company continually seeks to attract and retain capable management to improve the financial performance of the Company. We also assess market conditions, which the Compensation Committee believes enables the Company to attract and retain executive talent to meet the Company’s business needs.

Mr. Blake has entered into an employment agreement with the Company. Each other NEO has executed a written offer letter with the Company. These offer letters provide for a base salary that may be adjusted on a year-over-year basis. The Compensation Committee does not apply a formula to determine base salary or annual changes to base salary levels. Adjustments are made based on the Compensation Committee’s assessment of the Company’s performance and the individual’s performance, as well as recommendations from Mr. Blake for the NEOs other than himself.

Incentive Compensation

Incentive compensation is currently intended to comprise approximately 60% of the compensation that our Chief Executive Officer is eligible to receive and approximately 51% - 53% of the compensation that other NEOs are eligible to earn. The Compensation Committee may change these percentages in any given year to adjust to any changes to its compensation philosophy. The portion of total compensation represented by incentive compensation may increase if financial performance targets are exceeded. Incentive compensation consists of (1) a cash bonus that is based on the Company’s achievement of annual financial performance targets and/or key corporate objectives and may be adjusted based on individual performance, and (2) equity compensation that vests over time and, in some cases, may vest only if the Company achieves annual financial performance targets or, if the annual financial performance targets are not met, financial performance targets that are cumulative over two or three years.

Cash Bonus. Each NEO participates in our annual management incentive plan that provides an opportunity to earn a cash bonus targeted to equal a percentage of the NEO’s base salary. The cash bonus is designed to tie NEO compensation to the performance of the Company because the cash bonus is only earned if the Company achieves its financial performance targets and any key corporate objectives for that year. The cash bonus may be adjusted based on individual performance, although the cash bonus will not be paid if the minimum threshold of Company financial performance is not achieved and any key corporate objectives are not met regardless of individual performance. The annual management incentive plan is designed to focus the NEO on achieving the Board of Directors’ desired financial performance and key corporate objectives for that particular year.

The Chief Executive Officer, in the case of all NEOs other than the Chief Executive Officer, and the Compensation Committee in the case of the Chief Executive Officer, assesses the individual’s performance during the year to determine a base bonus award under the annual management incentive plan. An individual NEO’s base award may be more or less than 100% of his or her targeted award. The Compensation Committee may elect to provide that the base award may be increased if the Company exceeds the financial performance target for that year and that none or only a portion of the base award will be paid if the Company achieves less than 100% of the financial performance target. The Compensation Committee makes the final determination of whether the designated financial performance target has been achieved. The Compensation Committee reviews and approves the final cash bonus for each NEO so that the Compensation Committee retains oversight of any adjustments made to an NEO’s cash bonus based on his or her individual performance.

The annual management incentive plan is approved by the Compensation Committee and the Board of Directors during the first quarter of the applicable year or the fourth quarter of the preceding year. The financial performance targets and any key corporate objectives under the annual management incentive plan are approved by the Compensation Committee during the first quarter of the applicable year or the fourth quarter of the preceding year. The Compensation Committee determines whether the applicable financial performance targets were met and approves the final cash bonuses during the first quarter of the year following the year for which the bonuses are earned. The cash bonus is usually paid in a lump sum in March of the year following the year for which it is earned. For example, the 2008 management incentive plan was approved by the Board of Directors and the financial performance targets and key corporate objectives for 2008 were determined by the Compensation Committee in the first quarter of 2008. In February 2009, the Compensation Committee reviewed the Company’s financial and operational performance to determine whether the Company’s financial performance targets and key corporate objectives for 2008 were achieved and the cash bonus was paid to participants in the management incentive plan in March 2009.

Equity Compensation. Each NEO has the opportunity to participate in the long-term equity performance of the Company through the receipt of restricted stock unit awards (“RSUs”). RSUs are generally awarded in the first quarter of the year. The Company has awarded two types of RSUs. The first type of RSU vests over time. The second type of RSU vests over time only if financial performance targets are first met. RSUs convert into shares of our common stock when they vest.

RSUs that vest over time and do not have a performance-based vesting requirement provide an incentive to remain with the Company because they vest over time, typically a three year period, and provide a long-term incentive to increase the value of the Company’s stock price. These RSUs vest only if the NEO remains employed by the Company as of each vesting date, subject to accelerated vesting in certain circumstances. The Compensation Committee has designed these RSUs to motivate and focus executive activity over the course of many years, even if short-term financial performance goals are not met.

The Compensation Committee has also designed RSUs that vest over time only if annual financial performance targets are achieved to tie NEO compensation to the performance of the Company, in addition to providing an incentive to remain with the Company and increase the value of the Company’s stock price over time. Some of these performance-based RSUs may permit vesting in later years if the annual financial performance targets are not met but cumulative financial performance targets are achieved within a three-year period. If financial performance targets are not met, including cumulative financial performance targets, these performance-based RSUs will not vest and are cancelled. If the financial performance targets are met, these RSUs vest either immediately or over a period of time and vest only if the NEO remains employed by the Company as of each vesting date, subject to accelerated vesting in certain circumstances.

The amount of equity compensation that each NEO is eligible for is not contractually set and the Compensation Committee reviews a variety of factors, including internal pay equity, current wealth accumulation with respect to stock awards previously granted, the financial performance of the Company, management proposals and input from its compensation consultant and approves the amount of potential equity compensation granted to NEOs on an annual basis.

The Company’s 2006 Long-Term Incentive Plan (“2006 Plan”) permits the Company to award equity compensation through a variety of vehicles, and the Company may award types of equity compensation other than RSUs, such as stock options or stock appreciation rights, in the future, or may modify the vesting structure of RSUs in the future.

The Compensation Committee has approved the grant of stock options in the past as a component of NEO compensation, but does not currently use stock options as a component of the NEO compensation program. Mr. Blake received a stock option grant of 250,000 shares when he entered into his employment agreement with the Company in September 2005. These stock options were granted at an exercise price of $7.50 and the market price of the Company’s stock on the date of grant was $6.15 so that the stock options could not be exercised by Mr. Blake for value until the Company’s stock price had increased by approximately 22%. Among the other NEOs, Ms. Flynn holds stock options that were granted under prior compensation programs.

The Compensation Committee has chosen to award RSUs instead of stock options for several reasons. RSUs continue to retain value and motivate behavior to increase stock price even when the Company’s stock price is depressed and provide a long term incentive for management even during times of stock price fluctuations. RSUs should result in less market overhang and dilution to shareholders than stock options because we grant fewer RSUs than the number of stock options that would be granted to provide equivalent value. The Compensation Committee believes that generally there has been a shift in corporate behavior away from stock options and toward restricted stock units in part for these reasons.

The granting of RSUs and the financial performance targets for vesting are approved by the Compensation Committee during the first quarter of the year. The Compensation Committee determines whether the applicable financial performance targets were met during the first quarter of the following year.

Perquisites

The Company provided each NEO with 50,000 American Airline frequent flier miles that each NEO could use for membership in the American Airlines Admirals Club.

Post-Termination Compensation

Severance Arrangements. We have entered into individual severance agreements with our NEOs. These severance agreements provide for payments and other benefits if the NEO’s employment terminates for a qualifying event or circumstance, such as being terminated without “Cause” or leaving employment for “Good Reason,” as these terms are defined in the applicable severance agreement. Additional information regarding these severance agreements, including definition of key terms and a quantification of benefits that would have been received by our NEOs had termination occurred on December 31, 2008, is found under the heading “Potential Payments upon Termination or Change-in-Control” on pages 20 - 23 of this Form 10-K Amendment No. 1.

The Compensation Committee believes that these severance arrangements are an important part of overall compensation for our NEOs. The Compensation Committee believes that these arrangements will help to secure the continued employment and dedication of our NEOs prior to or following a change in control, notwithstanding any concern that they might have regarding their own continued employment. The Compensation Committee also believes that these arrangements are important as a recruitment tool and, to a lesser extent, retention device, as many of the companies with which we compete for executive talent have similar arrangements in place for their senior employees. The Compensation Committee believes that these benefits are simple to understand, transparent and fair to our shareholders and each NEO.

Post-Retirement Compensation. We do not provide a pension plan for any of our employees. We also do not offer a deferred compensation plan. NEOs may elect to defer receipt of common stock upon vesting of RSUs, but none of our NEOs elected this deferral with respect to any RSUs granted to date.

We have a 401(k) Plan in place for all of our employees. We match contributions to the 401(k) Plan by all of our employees, including our NEOs. We matched up to 4% of base salary until December 31, 2008. Effective January 1, 2009, we modified our matching contribution so that it is now up to 3% of base salary. Company matching contributions are vested immediately.

We believe that a competitive 401(k) Plan is an attractive component of compensation for all of our employees, including our NEOs, and contributes to achieving our objectives of attracting and retaining talented employees.

Stock Ownership Guidelines

The Compensation Committee has established stock ownership guidelines for our NEOs because the Compensation Committee believes that substantial ownership of the Company’s stock will further align the NEOs’ interests with the interests of our shareholders. The Chief Executive Officer should maintain stock ownership with a value of at least 300% of base salary. All other NEOs should maintain stock ownership with a value of at least 100% of base salary.

For NEOs named as such before January 1, 2006, recommended stock ownership levels were to have been achieved by the end of 2008, and maintained thereafter. These levels are based on base salaries at December 31, 2006. NEOs named as such after January 1, 2006, will have three years from the date of being named an NEO to reach the suggested minimum level of stock ownership.

For purposes of determining compliance with the stock ownership guidelines, stock ownership includes stock owned directly by the NEO or the NEO’s spouse, stock owned by the NEO through our 401(k) Plan and stock issued or to be issued under any award granted under incentive plans maintained by us, regardless of vesting status.

All NEOs are in compliance with the stock ownership guidelines.

Company policies require all employees, including our NEOs, to seek permission prior to entering into transactions with respect to the Company’s stock. The Company does not permit the NEOs to enter into hedging transactions using puts, calls or other types of derivative securities based upon the value of the Company’s common stock.

Tax Deductibility of the Compensation Program for NEOs

Section 162(m) of the Internal Revenue Code of 1986, as amended, imposes a $1 million limit on the amount that a public company may deduct for compensation paid to its Chief Executive Officer or any of its four other most highly compensated executive officers who are employed as of the end of the year. This limitation does not apply to compensation that meets the requirements under Section 162(m) for “qualifying performance-based” compensation (i.e., compensation paid only if the individual’s performance meets pre-established objective goals based on performance criteria approved by shareowners). For 2008, the RSUs that vested under the Company’s 2004 Long-Term Incentive Plan (“2004 LTIP”) and 2006 Long-Term Incentive Plan (“2006 LTIP”) were performance-based and determined by the Compensation Committee, the 2004 LTIP and 2006 LTIP performance goals were disclosed to the shareholders and the 2004 LTIP and 2006 LTIP was approved by the shareholders. As a result, the RSUs were fully deductible. The Company’s payment of annual bonuses under the Company’s management incentive plan was performance-based. However, they were not approved by the Company’s shareholders and as a result they were not deductible to the extent an NEOs salary and annual bonus together exceeded the $1 million limit under Section 162(m).

2008 Compensation Program for NEOs

This section describes the compensation program for NEOs in 2008. This section contains a narrative description of how we determined the amount for each element of compensation and other information regarding the compensation program for NEOs in 2008.

For 2008, the Compensation Committee targeted base salary, cash bonus and equity compensation, the three principal components of our compensation program, to comprise the following portion of overall compensation:

Name	Base Salary	Cash Bonus	Equity Compensation
Ronald L. Blake	41%	41%	18%
Christopher J. Locke	47%	28%	26%
Robert S. Wasserman	47%	28%	26%
Roya Behnia	49%	24%	27%
Megan E. Flynn	49%	24%	27%

The relationship of cash bonus and equity compensation to base salary was as follows:

	Percentage of Base Salary
Name	Cash Bonus	Equity Compensation
Ronald L. Blake	100%	45%
Christopher J. Locke	60%	55%
Robert S. Wasserman	60%	55%
Roya Behnia	50%	55%
Megan E. Flynn	50%	55%

The Compensation Committee considered each NEO’s position in the Company and contributions to the Company’s business in determining the portion of total compensation attributed to each compensation component. The Compensation Committee also considered internal pay equity and the recommendations of Mr. Blake. The Compensation Committee believes this allocation appropriately reflects each NEO’s position in the Company and contributions to the Company’s performance.

Base Salary

Base Salary. During 2007, base salary comprised approximately 41% of Mr. Blake’s total target compensation, and between 47% and 49% of the other NEOs’ total target compensation. The weighting of base salary in relation to incentive compensation reflects the Compensation Committee’s objective of ensuring that a substantial amount of each NEO’s total compensation is tied to the achievement of financial performance goals and key corporate objectives.

In March 2008, the Compensation Committee considered whether to increase the base salary of the NEOs. Mr. Blake recommended to the Compensation Committee no increase in base salary for the NEOs in light of the Company’s financial performance in 2007. The Compensation Committee discussed these recommendations and decided to accept Mr. Blake’s recommendation not to increase the base salaries of the NEOs in 2008. The Compensation Committee considered Mr. Blake’s base salary, internal pay equity and the Company’s financial performance in 2007 and, based on these considerations, the Compensation Committee determined that Mr. Blake’s base salary was properly positioned and decided not to increase his base salary in 2008.

The base salary for our NEOs during 2008 was as follows:

Name	Base Salary for 2008
Ronald L. Blake	$550,000
Christopher J. Locke	$249,400
Robert S. Wasserman	$329,000
Roya Behnia	$267,500
Megan E. Flynn	$248,400

In February 2009, the Compensation Committee considered whether to increase the base salary of the NEOs. Mr. Blake recommended to the Compensation Committee no increase in base salary for the NEOs in light of the economic environment. The Compensation Committee discussed these recommendations and decided to accept Mr. Blake’s recommendation not to increase the base salaries of the NEOs in 2009. The Compensation Committee considered Mr. Blake’s base salary, internal pay equity and the economic environment and, based on these considerations, the Compensation Committee determined that Mr. Blake’s base salary was properly positioned and decided not to increase his base salary in 2009.

Incentive Compensation

Financial Performance Targets and Key Corporate Objectives for 2008 Incentive Compensation. For 2008, the Compensation Committee selected the following financial targets and key corporate objectives for purposes of incentive compensation:

Financial Targets

•

Earnings before interest, income taxes, depreciation and amortization, excluding unusual and non-recurring gains and losses (“EBITDA”), less one-third of the Company’s 2008 capital expenditures (“EBITDA Target”)

•	Revenue

•	Size of the gross dining credits portfolio as of December 31, 2008

Key Corporate Objectives

•	Refinancing of the Company’s convertible subordinated debentures

•	Testing and developing a plan for rollout of new marketing services products

For 2008, the Compensation Committee chose EBITDA less one-third capital expenditures as a financial performance measure because EBITDA is a standard measure of operating profit and operating cash flow. Also, the Compensation Committee chose EBITDA because it did not want the financial performance target to be affected by the Company’s capital structure. The Company anticipated having a substantial amount of cash holdings during 2008 because of the Company’s need to repurchase $55 million in subordinated convertible debentures and the Compensation Committee did not want to reward NEOs for interest income earned by the Company. The Compensation Committee determined to include capital expenditures as a part of the EBITDA Target because it wanted to encourage the Company to make efficient capital expenditures. However, the Committee [weighted the impact of capital expenditures one-third as much as EBITDA] because it determined that increasing EBITDA was more important than limiting capital expenditures. The Compensation Committee used revenue as a financial performance metric because the Board of Directors desired management to focus on revenue growth in 2008.

The Compensation Committee selected the size of the gross dining credits portfolio as of December 31, 2008 as a financial performance measure because the Compensation Committee wanted to encourage the Company to continue investing in the dining credits portfolio as an important vehicle for long-term revenue growth.

The Compensation Committee selected two key corporate objectives for 2008: (1) refinancing the Company’s convertible subordinated debentures and (2) testing and developing a plan for rollout of new marketing services products. At the beginning of 2008, the Company had a principal amount of $55 million of convertible subordinated debentures outstanding. The holders of these debentures had the option to require the Company to repurchase these debentures on October 15, 2008. The Compensation Committee included refinancing these debentures as a key corporate objective because the inability to repurchase these debentures as required would likely have had a material adverse effect on the Company. With respect to new marketing services products, the Compensation Committee selected this as a key corporate objective because it believed these new marketing services products were important to the long-term growth strategy of the Company. The Compensation Committee desired management to balance the cost of testing and developing a rollout plan for these new marketing services products against the long-term growth potential for these products.

In designing the compensation program for NEOs in 2009, the Compensation Committee based incentive compensation on a single financial performance metric, EBITDA, as well as individual performance goals for NEOs. The Compensation Committee believes that NEOs should continue to grow EBITDA in 2009. In addition, the individual performance goals for the NEOs focus on the areas of priority for 2009 established by the Board of Directors as well as implementation of longer-term strategic plans.

Weighting of Financial Performance Targets and Key Corporate Objectives for 2008 Incentive Compensation. In determining the weighting of the various financial performance targets and key corporate objectives on overall incentive compensation, the Compensation Committee reviewed the 2008 budget and operating plan. The Compensation Committee believed that in order to encourage the Company to exceed budgeted EBITDA and revenue, these performance metrics should be weighted so that only 75% of targeted incentive compensation would be paid if the Company met its budgeted EBITDA and revenue performance, had the budgeted amount of capital expenditures and met all the other performance metrics. The Compensation Committee determined that 100% of targeted incentive compensation would be paid only if the Company reached stretch targets that were above the Company’s budgeted EBITDA and revenue performance, and that the NEOs would have an opportunity to receive more than 100% of their targeted incentive cash compensation if the stretch targets were exceeded, capped at 150% of targeted incentive cash compensation. In order to achieve this result, the Compensation Committee weighted the various financial performance metrics as a percentage of targeted incentive compensation as follows:

Financial Performance Metric	EBITDA and Revenue Budget Met	EBITDA and Revenue Stretch Target Met	EBITDA and Revenue Maximum Met
EBITDA less 1/3 CapEx	25.00%	37.50%	62.50%
Revenue	25.00%	37.50%	62.50%
Dining Credits Portfolio	12.50%	12.50%	12.50%
Refinancing Debentures	6.25%	6.25%	6.25%
Marketing Services Products	6.25%	6.25%	6.25%

Total Percentage of Targeted Incentive Compensation:	75.00%	100.00%	150.00%

If EBITDA less one-third capital expenditures or revenue was greater than the budget target but less than the stretch target, or greater than the stretch target but less than the maximum target, the percentage payout for that financial performance metric would be increased proportionately.

Financial Performance Targets. The Compensation Committee set the EBITDA Target and revenue target based on the Company’s 2008 budget as follows:

Financial Performance Metric	Target (Budget)	Stretch Target	Maximum
EBITDA less 1/3 CapEx	$14,821,000	$16,463,000	$21,881,000
Revenue	$230,149,000	$235,622,000	$253,681,000

In determining the EBITDA less one-third capital expenditures target, the Compensation Committee assumed the budgeted amount of capital expenditures, which was $4,790,000. The Compensation Committee determined EBITDA excluding expense accrued for 2008 management incentive compensation.

The Compensation Committee set the target for the gross dining credits portfolio as of December 31, 2008 at $122,340,000, which reflected the budgeted size of the gross dining credits portfolio at the end of 2008.

The Compensation Committee also determined that no incentive compensation would be paid if EBITDA (excluding expense accrued for 2008 management incentive compensation) was less than $12,000,000, regardless of whether any of the other financial performance targets or key corporate objectives were met. The Compensation Committee implemented this floor because it believed that no incentive compensation should be paid if a minimum level of profitability was not achieved.

Determination of 2008 Financial Performance. In February 2009, the Compensation Committee reviewed the Company’s 2008 financial performance and made the following determinations with respect to whether the 2008 financial performance targets and key corporate objectives were met:

•	EBITDA less one-third capital expenditures was $16,299,000

•	Revenue was $244,913,000

•	Gross dining credits portfolio on December 31, 2008 was $95,727,000

•	The Company’s convertible subordinated debentures were repurchased

•	The Company did not successfully test and develop a plan for rollout of new marketing services

In determining EBITDA, the Compensation Committee excluded expense accrued for management incentive compensation and also two unusual and non-recurring items. First, in connection with amending the structure of restricted stock unit awards granted to non-employee directors, the Board of Directors accelerated the vesting of all outstanding restricted stock unit awards that were previously granted to non-employee directors so that all such restricted stock unit awards became immediately vested on February 8, 2008. This change resulted in a one-time, non-cash charge of $484,000. The Compensation Committee excluded this charge when determining EBITDA because the charge was not part of the budget upon which the EBITDA financial performance target was determined, and the charge was non-cash, non-operational and non-recurring. Second, during 2008, the Company enacted significant headcount reductions in an effort to reduce operating costs in anticipation of difficult economic conditions. During 2008, total severance expense was $746,000. Of this severance expense, approximately $684,000 was related to permanent position eliminations. The budget upon which the EBITDA financial performance target was determined included $360,000 in severance expense. The Compensation Committee excluded a charge of $324,000 (equal to the actual severance expense of $684,000 relating to permanent position eliminations less the budgeted severance expense of $360,000) in determining EBITDA because the Compensation Committee believed these permanent position eliminations were in the best interest of the Company and the expense was non-recurring.

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

During 2008, we implemented more conservative policies to manage the dining credits portfolio than was originally anticipated in the budget upon which the gross dining credits portfolio target was based. We became more conservative in our purchase of dining credits during mid-2008 in light of the significant economic challenges and the credit uncertainty facing both the restaurant industry and consumers. We also adjusted these policies to conserve liquidity due to the scheduled redemption of our convertible subordinated debentures during the fourth quarter of 2008 in the principal amount of $55 million because of the uncertainty in the credit markets. We made the decision to modify the amount of dining credits we purchased based upon our review of internal and external conditions. For example, we lowered usage periods on new dining credits purchases. Lowering the usage period on new dining credits purchases resulted in dining credits being used more quickly than anticipated in the budget, which lowered the gross dining credits portfolio. In the fourth quarter of 2008, in light of the worsening economic environment facing the restaurant industry, we adopted even more conservative dining credits purchasing policies that resulted in the purchase of fewer dining credits than budgeted, which also lowered the gross dining credits portfolio. Despite implementing more conservative dining credits purchasing policies, sales exceeded budget, which further reduced the gross dining credits portfolio.

The Compensation Committee reviewed the size of the gross dining credits portfolio at the end of 2008 and our adoption of more conservative policies that resulted in a gross dining credits portfolio that was lower than the target. The Compensation Committee determined that if these dining credits portfolio policy and management changes had not been implemented in response to a deteriorating economic environment, it is possible that we would not have been able to repurchase our convertible subordinated debentures, secure our current revolving credit facility or have access to adequate liquidity to manage the business after the repurchase of our convertible subordinated debentures. The Compensation Committee also recognized that the increase in sales over budget contributed to the lower gross dining credits portfolio at year-end. The Compensation Committee decided to pay the full amount with respect to the gross dining credits portfolio target because the Compensation Committee determined that management properly managed the dining credits portfolio in light of the difficult economic environment in 2008 for the overall benefit of the Company, while knowing that its actions would have resulted in a potential reduction in incentive compensation. The Board of Directors reviewed and approved the Compensation Committee’s decision with respect to the payment of the cash bonus award based on the gross dining credits portfolio.

Based on these determinations, the percentage of targeted incentive compensation payout was determined to be:

Financial Performance Metric	Percentage of Targeted Incentive Compensation
EBITDA less 1/3 CapEx	37%
Revenue	50%
Dining Credits Portfolio	12.5%
Refinancing Debentures	6.25%
Marketing Services Products	0%

Total Percentage of Targeted Incentive Compensation:	106%

Cash Bonus. Each NEO’s cash bonus under our 2008 incentive compensation plan consisted of a base award that was targeted at a percentage of the NEO’s base salary, which was subject to adjustment based on our achievement of the 2008 financial performance targets and key corporate objectives.

For 2008, Mr. Blake’s target bonus was equal to 100% of his base salary. Mr. Locke’s and Mr. Wasserman’s target bonuses were equal to 60% of their respective base salaries. Ms. Behnia’s and Ms. Flynn’s target bonuses were equal to 50% of their respective base salaries.

In determining the percentage of base salary for each NEO’s base award, the Compensation Committee considered the cash bonus target relative to the total compensation and benefits provided by the Company and sought to maintain equity among the NEOs while taking into account each NEO’s level of experience.

The cash bonuses paid were as follows:

Named Executive Officer	Payment with respect to gross dining credits portfolio	Payment with respect to achieved financial performance targets and key corporate objectives	Total
Ronald L. Blake	$68,750	$514,250	$583,000
Christopher J. Locke	$18,705	$139,913	$158,618
Roya Behnia	$16,719	$125,056	$141,775
Megan E. Flynn	$15,525	$116,127	$131,652
Robert S. Wasserman	$24,675	$184,569	$209,244

For the 2009 compensation program, the amount of awards that may be paid under the 2009 incentive compensation plan, referred to as the incentive pool, is adjusted based on the Corporation’s 2009 EBITDA. This incentive pool adjustment may range from 0% if the Corporation’s 2009 EBITDA is less than or equal to a threshold amount determined by the Compensation Committee, to 100% if the Corporation’s 2009 EBITDA equals a target amount determined by the Compensation Committee, up to a maximum of 150% if the Corporation’s 2009 EBITDA exceeds the EBITDA target amount. An NEO may receive an award equal to 0% to 150% of his or her individual targeted bonus amount, based on his or her achievement of three to five individual performance goals. If the Corporation’s 2009 EBITDA is less than or equal to the EBITDA threshold, each participant receives 0% of his or her individual targeted bonus amount. This percentage is referred to as the 2009 Percentage. The aggregate amount of awards under the 2009 incentive compensation plan may not exceed the incentive compensation pool, as adjusted based on the Corporation’s 2009 EBITDA.

Equity Compensation. The Compensation Committee granted RSUs to NEOs during 2008. RSUs granted in 2008 were granted under our 2006 Plan. The 2006 Plan provides that we may grant equity awards in the form of stock options, restricted stock units and other stock-based awards.

The following table sets forth the number of RSUs granted to each NEO, the value of these RSUs based on a per share price of $4.60, the closing price on the grant date, and the percentage of base salary. In determining the number of RSUs to grant to these NEOs, the Compensation Committee considered the individual’s performance during 2007 and the recommendations of Mr. Blake for NEOs other than himself. In considering the grant to Mr. Blake, the Compensation Committee considered his individual performance and equity grants provided previously to Mr. Blake.

Name	Number of RSUs	Value based on $4.60 per share	Percentage of Base Salary
Ronald L. Blake	54,348	$250,000	45%
Christopher J. Locke	29,820	$137,170	55%
Robert S. Wasserman	39,337	$180,950	55%
Roya Behnia	31,984	$147,125	55%
Megan E. Flynn	29,700	$136,620	55%

One-half of the RSUs granted to the NEOs vest over three years regardless of financial performance, provided that the NEO is employed by the Company on the vesting date. With regards to the other half of RSUs, the vesting of up to one-quarter was contingent on the Company’s achievement of the EBITDA Target and one quarter on the Revenue Target. The Compensation Committee designed the vesting requirements so that 75% of the RSUs would vest if the budget targets for EBITDA less one-third capital expenditures and revenue were met, and 100% of the RSUs would vest if the stretch targets were met, as follows:

Financial Performance Metric	EBITDA and Revenue Budget Not Met	EBITDA and Revenue Budget Met	EBITDA and Revenue Stretch Target Met
EBITDA less 1/3 CapEx	0%	12.5%	25%
Revenue	0%	12.5%	25%
Time vesting	50%	50.0%	50%
Total Percentage of RSUs vesting over three years:	50%	75.0%	100%

If EBITDA less one-third capital expenditures or revenue was greater than the budget target but less than the stretch target, the percentage of RSUs that vest with respect to that financial performance metric would be increased proportionately.

Although generally speaking, equity compensation is intended to provide incentives for long-term performance, the Compensation Committee decided to apply the EBITDA Target and Revenue Target to one-half of the equity compensation component of the 2008 compensation program because it believed that a substantial portion of long-term compensation should not be earned if short-term performance targets were not met.

As discussed above, the Compensation Committee determined that 98% of the EBITDA Stretch Target was met and 24.375% of the RSUs would vest based on EBITDA performance. The Revenue Stretch Target was exceeded and 25% of the RSUs would vest based on revenue performance. The number of shares that will vest over a three year period for each NEO is as follows:

Name	Number of RSUs granted	Number of RSUs vesting over three years
Ronald L. Blake	54,348	54,008
Christopher J. Locke	29,820	29,663
Robert S. Wasserman	39,337	39,091
Roya Behnia	31,984	31,784
Megan E. Flynn	29,700	29,514

The 2009 compensation program provides that each NEO will receive a base number of RSUs multiplied by the 2009 Percentage determined under the 2009 incentive compensation plan. The Compensation Committee designed the 2009 RSU grants so that the amount of potential long-term compensation that an NEO would receive would be based on the same financial performance target and individual performance as the short-term cash bonus plan. In addition to the amount of RSUs that an NEO may receive, the Compensation Committee designed the vesting criteria for the RSUs to serve as a retention device and to reward the NEOs only if the Company’s stock price increased. Half of the RSUs vests in three equal installments on the first, second and third anniversary of the date of grant. The other half of the RSUs vests in three tranches. Each tranche is equal to one-sixth of the RSUs, and each tranche vests on the date that is on or after the first anniversary of the date of grant and on which the average closing stock price for the previous sixty trading days is above a threshold determined by the Compensation Committee. The stock price threshold for the first tranche is above the average closing stock price for the sixty trading days ending on the grant date, and the second and third tranche stock price thresholds are progressively higher than for the previous tranche. The Compensation Committee believes that each stock price threshold represents a significant appreciation in the Company’s stock price. Notwithstanding the foregoing, in the event of a change in control as defined in the 2006 Plan, if the stock price pursuant to such change in control is above any of these thresholds, those RSUs shall vest, and if the stock price pursuant to such change in control is below any of these thresholds, those RSUs shall be cancelled. If a stock price threshold is not reached by the third anniversary of the date of grant, the applicable RSUs will be cancelled.

Vesting of Equity Compensation upon a Change in Control

The 2006 Plan provides that equity compensation granted under the 2006 Plan fully vests if the holder of the equity compensation is terminated without cause within 12 months after a change in control, unless otherwise specified. Our NEOs also hold equity grants that vest fully upon a change of control, regardless of whether the NEO is terminated following the change of control.

The following table sets for the value of equity compensation that would have become vested if a Change in Control had occurred on December 31, 2008. The closing stock price of the Company’s common stock on December 31, 2008, was $2.59.

Name	Stock Awards
	Number of Shares Vesting on Change in Control (#)(1)		Value Realized on Vesting ($)
Ronald L. Blake	16,667		$43,168
	100,990	(2)	$261,564
Christopher J. Locke	6,660		$17,249
	55,411	(2)	$143,514
Robert S. Wasserman	9,086		$23,533
	73,096	(2)	$189,319
Roya Behnia	74,358	(2)	$192,587
Megan E. Flynn	5,969		$15,460
	55,189	(2)	$142,940

(1)	Consists of RSUs that convert into shares of our common stock when they vest.
(2)	These RSUs would vest on December 31, 2008 only if the holder was terminated without cause on that date.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors oversees the Company’s compensation program on behalf of the Board of Directors. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth herein.

In reliance on the review and discussions referred to above, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Proxy Statement for 2009.

THE COMPENSATION COMMITTEE

Mark R. Sotir, Chairman
Marc C. Particelli
Michael J. Soenen

April 3, 2009

2008 SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)		Salary ($) (c)		Bonus ($)(1) (d)	Stock Awards ($)(2) (e)	Option Awards ($)(3) (f)	Non-Equity Incentive Plan Compensation ($) (g)	All Other Compensation ($)(4) (i)		Total ($) (j)

Ronald L. Blake President and Chief Executive Officer	2008		$550,000		$68,750	$865,044	$82,680	$514,250	$9,200		$2,089,924
	2007		$550,000		—	$482,574	$192,332	$0	$9,000		$1,233,906
	2006		$548,333		—	$1,774,933	$506,902	$555,500	$15,800	(5)	$3,401,468

Christopher J. Locke Senior Vice President, Chief Financial Officer and Treasurer	2008		$249,400		$18,705	$78,468	—	$139,913	$9,200		$495,686
	2007		$246,683	(6)	—	$50,218	—	$0	$9,000		$305,901
	2006		$231,750		—	$43,722	—	$117,715	$8,597		$401,784

Robert S. Wasserman Executive Vice President, Sales and Marketing, Operations	2008		$329,000		$24,675	$105,515	—	$184,569	$9,200		$652,959
	2007		$327,167	(6)	—	$68,510	—	$0	$9,000		$404,677
	2006		$315,000		—	$59,648	—	$192,708	$8,800		$576,156

Roya Behnia Senior Vice President, General Counsel and Secretary	2008		$267,500		$16,719	$36,525	—	$125,056	$9,200		$455,000
	2007		$264,583	(6)	—	$0	—	$0	$9,000		$273,583
	2006	(7)	$104,167		—	—	—	$51,552	$3,683		$159,402

Megan E. Flynn Senior Vice President, Marketing and Business Development	2008		$248,400		$15,525	$73,720	—	$116,127	$9,200		$462,972
	2007		$244,983	(6)	—	$45,008	$2,456	$0	$9,000		$301,447
	2006		$225,750		—	$39,185	$11,892	$115,089	$16,137	(8)	$408,053

(1)	The amount in this column for 2008 represents the bonus payment made with respect to the gross dining credits portfolio performance target. As discussed above, this target was not met, but the Compensation Committee awarded this amount because it determined the Company properly managed the dining credits portfolio in 2008.
(2)	This column shows the amount we expensed during the indicated year under FAS 123R for all outstanding restricted stock units (“RSUs”). Additional information regarding the number of RSUs granted to each NEO is set forth below in “Grants of Plan-Based Awards” and “Outstanding Equity Awards” tables. These award fair values have been determined based on the assumptions set forth in the Company’s financial statements contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2009 (Note 8 – Stock Options and Restricted Stock Units).
(3)	This column shows the amount we have expensed during the years indicated under FAS 123R for all outstanding stock option awards and includes compensation expense recognized in the years indicated in the financial statements with respect to awards granted in previous fiscal years. These award fair values have been determined based on the assumptions set forth in the Company’s financial statements contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2009 (Note 8 – Stock Options and Restricted Stock Units).
(4)	Includes matching contributions to the Company’s 401(k) Plan.
(5)	In addition to the matching contribution to the Company’s 401(k) Plan of $8,800, includes $7,000 paid in lieu of coverage under the Company’s group health plan from January 1, 2006 until August 1, 2006.
(6)	These NEOs received a raise in their base salary effective March 1, 2007, and this amount reflects two months of their previous base salary.
(7)	Ms. Behnia joined the Company as Senior Vice President, General Counsel and Secretary on August 4, 2006.
(8)	In addition to the matching contribution to the Company’s 401(k) Plan of $4,137, includes a car allowance of $12,000 in 2006.

2008 GRANTS OF PLAN-BASED AWARDS

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			Grant Date Fair Value of Stock and Option Awards ($) (l)
		Threshold ($)(1) (c)	Target ($)(1) (d)	Maximum ($)(1) (e)	Threshold (#)(2) (f)	Target (#)(2) (g)	Maximum (#) (h)
Ronald L. Blake	2/19/08	$34,375	$550,000	$825,000	—	—	—	—
	2/19/08	—	—	—	27,174	54,348	—	$250,000
Christopher J. Locke	2/19/08	$9,353	$149,640	$224,460	—	—	—	—
	2/19/08	—	—	—	14,910	29,820	—	$137,170
Robert S. Wasserman	2/19/08	$12,338	$197,400	$296,100	—	—	—	—
	2/19/08	—	—	—	19,669	39,337	—	$180,950
Roya Behnia	2/19/08	$8,359	$133,750	$200,625	—	—	—	—
	2/19/08	—	—	—	15,992	31,984	—	$147,125
Megan E. Flynn	2/19/08	$7,763	$124,200	$186,300	—	—	—	—
	2/19/08	—	—	—	14,850	29,700	—	$136,620

(1)	This is the amount of cash bonus that may be paid under the Company’s 2008 Management Incentive Plan. The target amount is payable if the Company achieves all of its key corporate objectives and achieves the stretch target for its EBITDA Target and revenue target, the threshold amount is payable if the Company achieves only one of its key corporate objectives that provides for 6.25% of targeted incentive compensation to be paid, and the maximum amount is payable if the Company achieves all of its key corporate objectives and achieves the maximum target for its EBITDA Target and revenue target. The amount of cash bonus may also be adjusted based on individual performance.
(2)	Consists of restricted stock units (“RSUs”) granted under the Company’s 2006 Long-Term Incentive Plan (“2006 Plan”). RSUs convert into shares of our common stock when they vest. The target amount vests if the Company achieves the stretch target for its EBITDA Target and revenue target. The threshold amount vests over three years regardless of financial performance.

2008 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name (a)	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Ronald L. Blake	250,000	—	—	$7.50	9/13/2015	—		—	—		—
	—	—	—	—	—	16,667	(1)	$43,168	—		—
	—	—	—	—	—	—		—	46,642	(2)	$120,803
	—	—	—	—	—	54,008	(3)	$139,881	—		—
Christopher J. Locke	—	—	—	—	—	6,660	(1)	$17,249	—		—
	—	—	—	—	—	—		—	25,591	(2)	$66,281
	—	—	—	—	—	29,633	(3)	$76,749	—		—
Robert S. Wasserman	—	—	—	—	—	9,086	(1)	$23,533	—		—
	—	—	—	—	—	—		—	33,759	(2)	$87,436
	—	—	—	—	—	39,091	(3)	$101,246	—		—
Roya Behnia	—	—	—	—	—	—		—	42,374	(2)	$109,749
	—	—	—	—	—	31,784	(3)	$82,321	—		—
Megan E. Flynn	10,000	—	—	$3.75	9/5/2010	—		—	—		—
	20,000	—	—	$5.03	1/14/2012	—		—	—		—
	25,000	—	—	$8.00	4/14/2013	—		—	—		—
	—	—	—	—	—	5,969	(1)	$15,460	—		—
	—	—	—	—	—	—		—	25,489	(2)	$66,017
	—	—	—	—	—	29,514	(3)	$76,441	—		—

(1)	Consists of RSUs that convert into shares of common stock when they vest. Vesting of these RSUs was contingent upon the Company achieving an EBITDA target in 2006. The Company achieved this target and these RSUs vested on February 22, 2009.
(2)	Consists of RSUs that convert into shares of common stock when they vest. Vesting of these RSUs is contingent on the achievement of 2009 three-year cumulative EBITDA and net revenue targets. The Company does not expect these cumulative targets will be met.
(3)	Consists of RSUs that convert into shares of common stock when they vest. One-half of these RSUs vest over three years regardless of the Company’s financial performance. Vesting of the remaining RSUs was contingent upon the Company achieving the EBITDA Target and revenue target in 2008. 98% of the EBITDA Target was achieved and the revenue target was achieved. As a result, 99.375% of the entire award will vest in three equal installments on February 19, 2009, February 19, 2010 and February 19, 2011 if the recipient is employed by the Company on the vesting date.

2008 OPTION EXERCISES AND STOCK VESTED

Name (a)	Stock Awards
	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Ronald L. Blake	16,666 139,500	$ $	76,664 361,305
Christopher J. Locke	6,660		$30,636
Robert S. Wasserman	9,085		$41,791
Roya Behnia	—		—
Megan E. Flynn	5,968		$27,453

Potential Payments upon Termination or Change-in-Control

Description of Severance Arrangements with our NEOs

We describe the severance arrangements with each of our NEOs below. The description of our severance arrangements includes the value of the severance arrangements assuming that termination took place on December 31, 2008.

With respect to our NEOs, severance payment obligations of the Company may be triggered based on the reason for the termination of the NEOs employment with the Company, such as death or disability, or without “Cause”, by the NEO for “Good Reason”, or following a “Change in Control,” as those terms are defined in the applicable documents.

Generally speaking, the terms “Cause, “Good Reason” and “Change in Control” have the following meanings, although specific definitions may vary among the different severance agreements in place for our NEOs. Any significant variations are described in the description of the specific NEOs severance payments.

“Cause” generally means willful refusal to follow directives of the individual’s supervisor which are consistent with the scope and nature of his duties and responsibilities, conviction, plea of guilty or nolo contendere to a felony or of a crime involving moral turpitude, fraud or embezzlement, gross negligence or willful misconduct resulting in a material loss to the Company or material damage to the reputation of the Company.

“Good Reason” generally means a material diminution in duties and responsibilities.

“Change in Control” is generally defined as the acquisition by any person of more than 50 percent of the total voting power of the outstanding voting securities of the Company, a change in a majority of the Board of Directors, a merger, consolidation or other transaction occurs after which the shareholders of the Company prior to such transaction hold less than 50 percent of the total voting power of the surviving entity, or the complete liquidation of the Company or a sale of more than 50 percent of the assets of the Company.

With respect to termination upon death, disability or for Cause or voluntary termination without Good Reason, each NEO is entitled to accrued base salary through the date of termination and other employee benefits to which the NEO is entitled upon termination in accordance with the terms of the plans and programs of the Company, which includes payment of accrued paid time off, participation in the Company’s group health plans until the end of the calendar month in which termination became effective and the opportunity to participate in COBRA thereafter.

With respect to termination without Cause or voluntary termination for Good Reason, the severance payments for each NEO are described below. In addition, each NEO holds RSUs that vest if the NEO is terminated without Cause within 12 months following a Change in Control. The value of these RSUs is included in the column titled “Value of Equity Compensation Vesting upon Termination.”

Ronald L. Blake. Mr. Blake’s employment agreement with the Company provides that Mr. Blake will receive the amount of any bonus earned and payable but not yet paid for the fiscal year prior to the year in which the termination occurs regardless of the reason for termination.

In addition, if Mr. Blake is terminated without Cause or he terminates his employment for Good Reason, Mr. Blake is entitled to receive continuation of his base salary for 12 months. This amount is increased to 18 months if termination occurs within 12 months after a Change in Control. Mr. Blake is also entitled to continued coverage under the Company’s group health plan for 18 months at no cost to him. Good Reason for Mr. Blake includes a requirement that his principal office be located more than 50 miles outside of the greater Chicago metropolitan area or a material breach of the employment agreement by the Company.

Mr. Blake is subject to non-solicitation and non-competition requirements for a period of 12 months following his termination, or 18 months in the case of termination following a Change in Control if he is entitled to receive severance payments during that period. Mr. Blake must sign a release in order to receive his severance payments.

Mr. Blake would have been entitled to the following base salary amounts if his employment had been terminated on December 31, 2008:

	Salary Continuation	Value of Equity Compensation Vesting upon Termination	Accrued paid time off	COBRA payments	Total
Termination without Cause or for Good Reason:	$550,000	$0	$10,577	$20,977	$581,554
Termination without Cause or for Good Reason within 12 months following a Change in Control:	$825,000	$304,732	$10,577	$20,977	$886,286

In addition, Mr. Blake holds 250,000 stock options at an exercise price of $7.50 per share, which could be exercised within 90 days following termination. The value realized if exercised on December 31, 2008 would be $0 because the exercise price exceeds the per share price on that date.

Christopher J. Locke. Mr. Locke has entered into a letter agreement regarding severance payments in the event Mr. Locke’s employment is terminated for certain reasons. This letter agreement provides for severance payments of 12 month’s base salary and participation in the Company’s health care plan pursuant to COBRA with the Company paying the cost of such continued coverage for a period of 12 months in the event Mr. Locke’s employment is terminated by us for any reason other than Cause, death, disability or if there is a Change in Control and a diminution in Mr. Locke’s duties resulting from such Change in Control, or if Mr. Locke terminates his employment for Good Reason. Mr. Locke has also executed a Proprietary Interest Protection and Non-Solicitation Agreement that contains non-competition and non-solicitation provisions that survive for one year following voluntary or involuntary termination. Mr. Locke must sign a release in order to receive his severance payments.

Mr. Locke would have been entitled to the following base salary amounts if his employment had been terminated on December 31, 2008:

	Salary Continuation	Value of Equity Compensation Vesting upon Termination	Accrued paid time off	COBRA payments	Total
Termination by the Company for any reason other than Cause, disability or death, or if there is a diminution in his duties resulting from a Change in Control of the Company:	$249,400	$0	$6,239	$13,984	$269,623
Termination by the Company without Cause within 12 months following a Change in Control:	$249,400	$160,764	$6,239	$13,984	$430,387

Robert S. Wasserman. Mr. Wasserman has entered into a Severance, Proprietary Interest Protection and Non-Solicitation Agreement with the Company that provides that he will be entitled to six months of his then-current base salary, plus one-month for each completed year of service with the Company, up to twelve months if his employment is terminated by the Company for any reason other than Cause, disability or death, or if there is a diminution in his duties resulting from a Change in Control of the Company. This agreement also contains non-competition and non-solicitation provisions that survive for one year following voluntary or involuntary termination. Mr. Wasserman must sign a release in order to receive his severance payments.

Mr. Wasserman would have been entitled to the following base salary amounts if his employment had been terminated on December 31, 2008:

	Salary Continuation	Value of Equity Compensation Vesting upon Termination	Accrued paid time off	Total
Termination by the Company for any reason other than Cause, disability or death, or if there is a diminution in his duties resulting from a Change in Control of the Company:	$246,750	$0	$20,246	$266,996
Termination by the Company without Cause within 12 months following a Change in Control:	$246,750	$212,214	$20,246	$479,210

Roya Behnia. Ms. Behnia’s offer letter from the Company provides that she will receive 12 months of base salary and participation in the Company’s health care plan pursuant to COBRA with the Company paying the cost of such continued coverage for a period of 12 months in the event her employment is terminated by the Company following a Change in Control or without Cause, or if Ms. Behnia terminates her employment for Good Reason. Ms. Behnia has also executed a Proprietary Interest Protection and Non-Solicitation Agreement that contains non-competition and non-solicitation provisions that survive for one year following voluntary or involuntary termination. Ms. Behnia must sign a release in order to receive her severance payments.

Ms. Behnia would have been entitled to the following base salary amounts if her employment had been terminated on December 31, 2008:

	Salary Continuation	Value of Equity Compensation Vesting upon Termination	Accrued paid time off	COBRA payments	Total
Termination by the Company following a Change in Control, or termination without Cause or for Good Reason:	$267,500	$0	$1,029	$4,502	$273,031
Termination without Cause within 12 months following a Change in Control:	$267,500	$192,069	$1,029	$4,502	$465,100

Megan E. Flynn. Ms. Flynn has entered into a Severance, Proprietary Interest Protection and Non-Solicitation Agreement with the Company that provides that she will be entitled to 12 months of her then-current base salary and participation in the Company’s health care plan pursuant to COBRA with the Company paying the cost of such continued coverage for a period of 12 months if her employment is terminated by the Company for any reason other than Cause, disability or death. Triggering events also include a diminution in her duties resulting from a Change in Control of the Company, she no longer reports directly to the Chief Executive Officer, she is no longer a member of the Company’s executive management team, she is no longer the top executive in the business development department or she no longer has any employees reporting directly to her. This agreement also contains non-competition and non-solicitation provisions that survive for one year following voluntary or involuntary termination. Ms. Flynn must sign a release in order to receive her severance payments.

Ms. Flynn would have been entitled to the following base salary amounts if her employment had been terminated on December 31, 2008:

	Salary Continuation	Value of Equity Compensation Vesting upon Termination	Accrued paid time off	COBRA payments	Total
Termination without Cause or for reasons outline above:	$248,400	$0	$14,326	$4,018	$302,744
Termination without Cause within 12 months following a Change in Control:	$248,400	$157,917	$14,326	$4,018	$460,661

In addition, Ms. Flynn holds 55,000 stock options that could be exercised within 90 days following termination. 10,000 of these stock options have an exercise price of $3.75 per share, 20,000 of these stock options have an exercise price of $5.03 per share and the remaining 25,000 stock options have an exercise price of $8.00 per share. The value realized of these stock options if exercised on December 31, 2008 would be $0 because the exercise price of each option exceeds the per share price on that date.

2008 Non-Employee Director Compensation

Under the 2006 Non-Employee Directors Award Program, as amended, non-employee directors are entitled to receive a fee of $30,000 per year. The Chair of the Board of Directors, the Chair of each Committee and the members of each Committee receive additional fees as follows:

Chair of the Board of Directors	$40,000
Chair of the Audit Committee	$12,500
Chair of the Compensation Committee	$7,500
Chair of the Corporate Governance and Nominating Committee	$7,500
Member of Audit Committee	$7,500
Member of Compensation Committee	$5,000
Member of Corporate Governance and Nominating Committee	$5,000

These fees are payable quarterly either in shares of Common Stock, in deferred shares of Common Stock, or in cash. There is no attendance fee for regular meetings of the Board of Directors and Committees. The attendance fee for special meetings of the Board of Directors attended in person is $1,500 and by phone is $500. The meeting attendance fee for special meetings of Committees attended in person is $1,000 and by phone is $500. Each non-employee director receives a single annual RSU award with a grant date value of $50,000 that vests on the date of the Annual Meeting of Stockholders, but not later than June 1 of the year in which it is granted. If the director’s service on the Board of Directors terminates for any reason the unvested portion of the RSU award is cancelled, and if the director is not re-elected at the Annual Meeting of Stockholders, a pro-rata portion of the RSU award vests. If a director’s service on the Board begins after the beginning of the year, the director receives an RSU award with a grant date value equal to a pro rata portion of $50,000, which vests on the date of the Annual Meeting of Stockholders or, if the director joins on or after the date of the Annual Meeting of Stockholders, vests immediately.

2008 Non-Employee Director Compensation Table

Name (a)	Fees Earned or Paid in Cash ($)(1) (b)	Stock Awards ($)(2) (c)	Total ($) (h)
Adam M. Aron(3)	$10,250	$80,997	$91,247
Karen I. Bremer(3)	$14,625	$37,725	$52,350
Peter C.B. Bynoe(3)	$13,000	$78,193	$91,193
Raymond A. Gross(7)	$50,250	$110,025	$160,275
F. Philip Handy(7)	$47,125	$110,025	$157,150
Nils E. Larsen(4)	$500	$58,297	$58,797
Donald J. Liebentritt(7)	$71,500	$108,299	$179,799
Marc C. Particelli(5)	$34,875	$31,967	$66,842
Harold I. Shain(3)(7)	$10,875	$82,060	$92,935
Michael J. Soenen(5)	$31,000	$31,967	$62,967
Mark R. Sotir(6)	$40,000	$50,002	$90,002
John A. Ward, III(3)(7)	$11,875	$85,249	$97,124

(1)	Represents fees for board and committee service plus board and committee meeting attendance fees.
(2)

This column shows the amount we expensed during 2008 under FAS 123R for all outstanding RSUs held by non-employee directors. These award fair values have been determined based on the assumptions set forth in the Company’s financial statements contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2009 (Note 8 – Stock Options and Restricted Stock Units). Mr. Aron, Ms. Bremer, Mr. Bynoe, Mr. Shain and Mr. Ward each received a grant of 10,870 RSUs on February 19, 2008, with a grant date fair value of $50,000. These directors were not re-elected at the 2008 Annual Meeting of Stockholders, and as a result a pro rata portion equal to 3,950 RSUs vested on May 12, 2008. Mr. Gross, Mr. Handy, Mr. Liebentritt and Mr. Sotir each received a grant of 10,870 RSUs on February 19, 2008, with a grant date fair value of $50,000. These directors were re-elected at the 2008 Annual Meeting of Stockholders and all of these RSUs vested on May 12, 2008. Mr. Particelli and Mr. Soenen were elected as directors at the 2008 Annual Meeting of Stockholders and received a grant of 6,458 RSUs on May 12, 2008, which vested immediately. These RSUs had a grant date fair value of $31,967, equal to a pro rata portion of $50,000. On February 8, 2008, in connection with amending the structure of RSUs granted to non-employee directors, the Board of Directors accelerated the vesting of all outstanding RSUs that were previously granted to non-employee directors so that all such restricted stock unit awards became immediately vested. As a result, on February 8, 2008, 16,000 RSUs became vested for Mr. Aron, Mr. Bynoe, Mr. Gross, Mr. Handy, Mr. Shain and Mr. Ward; 13,999 RSUs became vested for Mr. Liebentritt; and 6,000 RSUs became vested for Ms. Bremer. The Board of Directors also deemed 13,999 RSUs to be vested for Mr. Larsen, who ceased serving as a director on January 9, 2008.

(3)	Mr. Aron, Ms. Bremer, Mr. Bynoe, Mr. Shain and Mr. Ward ceased serving as directors on May 12, 2008.
(4)	Mr. Larsen ceased serving as a director on January 9, 2008.
(5)	Mr. Particelli and Mr. Soenen began serving as directors on May 12, 2008.
(6)	Mr. Sotir began serving as a director on January 9, 2008.
(7)	Mr. Gross, Mr. Handy, Mr. Shain and Mr. Ward elected to receive their board service fees in deferred shares of Common Stock. Mr. Liebentritt elected to receive his board service fees in deferred shares of Common Stock and his Chair of the Board of Directors fee in cash. Mr. Gross received 12,212 deferred shares of Common Stock. Mr. Handy received 11,415 deferred shares of Common Stock. Mr. Shain received 2,093 deferred shares of Common Stock. Mr. Ward received 2,093 deferred shares of Common Stock. Mr. Liebentritt received 7,889 deferred shares of Common Stock.

The following table sets forth stock awards and option awards held by non-employee directors as of December 31, 2008.

Name	Option Awards
Raymond A. Gross	35,000
F. Philip Handy	48,000

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

In 2008, Adam M. Aron, Peter C.B. Bynoe, Marc C. Particelli, Michael J. Soenen and Mark R. Sotir served as members of the Compensation Committee, and Mr. Particelli, Mr. Soenen and Mr. Sotir currently serve as members of the Compensation Committee. No member of the Compensation Committee is or has been an officer or employee of Rewards Network, and none had any interlocking relationship with any other entity of the type that would be required to be disclosed herein.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1) (c)
Plan Category:

Equity compensation plans approved by security holders (1)	580,500	$6.68	2,574,691

Equity compensation plans not approved by security holders	—	—	—

		___
Total	580,500	$6.68	2,574,691

(1)	The total number of shares of our common stock that may be subject to outstanding awards granted under our 2006 Long-Term Incentive Plan and 2004 Long-Term Incentive Plan, determined immediately after the grant of any award, may not exceed 4,540,000 shares. The number of securities remaining available for future issuance under equity compensation plans also excludes 1,153,281 shares reserved for restricted stock units issued to management for incentive compensation and 231,528 shares earned by directors for serving on the Board of Directors and deferred for future issuance by the directors.

BENEFICIAL OWNERSHIP OF COMMON STOCK

The following table shows, as of April 24, 2009, the ownership of shares of Common Stock by each person who is known to Rewards Network to own beneficially more than 5% of the outstanding shares of Common Stock, by each director, by each executive officer named in the summary compensation table and by all of Rewards Network’s directors and executive officers as a group. The address of each beneficial owner who is also a director or executive officer of Rewards Network is c/o Rewards Network Inc., Two North Riverside Plaza, Suite 950, Chicago, Illinois 60606. Except as otherwise specified, each beneficial owner has sole voting power and sole investment power with respect to the securities beneficially owned by such beneficial owner.

Name and Address of Beneficial Owner	# of Shares of Common Stock		Options Exercisable prior to June 5, 2009	Restricted Stock Units vesting prior to June 5, 2009		Total Shares	% of Total Outstanding (1)
SZ Investments, L.L.C. Samstock, L.L.C. EGI-Fund (00) Investors, L.L.C. EGI-Fund (05-07) Investors, L.L.C. EGI-Fund (08-10) Investors, L.L.C. Chai Trust Company, LLC 2 North Riverside Plaza Chicago, Illinois 60606	6,970,042	(2)	—	—		6,970,042	25.4%

WC Capital Management, LLC Aaron H. Braun Willow Creek Capital Partners, L.P. Willow Creed Short Biased 30/130 Fund, L.P. 300 Drakes Landing Blvd., Suite 230 Greenbrae, CA 94904	3,606,232	(3)	—	—		3,606,232	13.2%

Elkhorn Partners Limited Partnership Alan S. Parsow 2222 Skyline Drive Elkhorn, Nebraska 68022	1,885,000	(4)	—	—		1,885,000	6.9%

Bernard A. Osher Bernard A. Osher TR UA 03/08/88 One Ferry Building Suite 255 San Francisco, California 94111	1,800,000	(5)	—	—		1,800,000	6.6%

Dimensional Fund Advisors LP Palisades West Building One 6300 Bee Cave Road Austin, Texas 78746	1,732,407	(6)				1,732,407	6.3%

Donald J. Liebentritt, Chairman of the Board of Directors	99,694	(7)	—	14,706	(8)	114,400	*

Ronald L. Blake, President and Chief Executive Officer and Director	334,561		250,000	—		584,561	2.1%

Christopher J. Locke, Senior Vice President and Chief Financial Officer	23,139		—	—		23,139	*

Roya Behnia, Senior Vice President, General Counsel, Secretary and Chief Privacy Officer	7,617		—	—		7,617	*

Megan E. Flynn, Senior Vice President, Business Development	20,853		55,000	—		75,853	*

Robert S. Wasserman, Executive Vice President, Sales and Marketing, Operations	35,923		—	—		35,923	*

Raymond A. Gross, Director	92,978	(7)	35,000	14,706	(8)	142,684	*

F. Philip Handy, Director	258,514	(7)(9)	42,500	14,706	(8)	315,720	1.1%

Marc C. Particelli, Director nominee	7,976	—	14,706	(8)	22,682	*

Michael J. Soenen, Director nominee	4,004	—	14,706	(8)	18,710	*

Mark R. Sotir, Director	10,870	—	14,706	(8)	25,576	*

All current directors and current executive officers as a group (11 persons)	896,129	382,500	88,236		1,366,865	4.9%

*	Ownership represents less than 1% of the outstanding shares of Common Stock.
(1)	Percentage ownership is based on 27,419,297 shares of Common Stock outstanding as of April 6, 2009, plus (a) the number of shares of Common Stock subject to options and warrants exercisable prior to June 5, 2009 or to be issued upon the vesting of restricted stock units prior to June 5, 2009 by the person or the aggregation of persons for which such percentage ownership is being determined, and (b) the number of deferred shares of Common Stock that would be issued to the person or the aggregation of persons for which such percentage ownership is being determined.
(2)	The number of shares beneficially owned is based on an amended Schedule 13D filed on July 28, 2008 by SZ Investments, L.L.C. (“SZI”), Samstock, L.L.C. (“Samstock”), EGI-Fund (00) Investors, L.L.C. (“Fund 00”), EGI-Fund (05-07) Investors, L.L.C. (“Fund 05-07”), EGI-Fund (08-10) Investors, L.L.C. (“Fund 08-10”) and Chai Trust Company, LLC (“Chai Trust”) reflecting ownership as of July 24, 2008 . According to the amended Schedule 13D, SZI has shared voting and shared disposition power with respect to 6,842,742 shares of Common Stock beneficially owned by it; Samstock has shared voting power and shared dispositive power with respect to 3,796,667 shares of Common Stock beneficially owned by it; Fund 00 has shared voting power and shared dispositive power with respect to 405,479 shares of Common Stock beneficially owned by it; Fund 05-07 has shared voting and shared disposition power with respect to 1,854,300 shares of Common Stock beneficially owned by it; Fund 08-10 has shared voting and shared disposition power with respect to 786,296 shares of Common Stock beneficially owned by it; and Chai Trust has shared dispositive power with respect to 6,970,042 shares of Common Stock beneficially owned by it. None of the entities has sole voting power or sole dispositive power with respect to any shares of Common Stock beneficially owned by it. SZI is the managing member of each of Samstock, Fund 00, Fund 05-07 and Fund 08-10. SZI is indirectly owned by various trusts established for the benefit of Samuel Zell and his family (the “Trusts”). The trustee of each of the Trusts is Chai Trust. Donald J. Liebentritt is the President of Chai Trust.
(3)	The number of shares beneficially owned is based on an amended Form 13G filed on April 3, 2009 by WC Capital Management, LLC, Aaron H. Braun, Willow Creek Capital Partners, L.P., and Willow Creek Short Biased 30/130 Fund, L.P. reflecting ownership as of March 26, 2009. According to the amended Schedule 13G, WC Capital Management, LLC has shared voting and shared dispositive power with respect to 3,606,232 shares of Common Stock beneficially owned by it; Aaron H. Braun has shared voting and shared dispositive power with respect to 3,606,232 shares of Common Stock beneficially owned by him; Willow Creek Capital Partners, L.P. has shared voting and shared dispositive power with respect to 2,229,394 shares of Common Stock beneficially owned by it; and Willow Creek Short Biased 30/130 Fund, L.P. has shared voting and shared dispositive power with respect to 1,376,838 shares of Common Stock beneficially owned by it. None of the entities has sole voting power or sole dispositive power with respect to any shares of Common Stock beneficially owned by it. Mr. Braun is the manager and controlling owner of WC Capital Management, LLC.
(4)	The number of shares beneficially owned is based on an amended Form 13D filed on April 21, 2009 by Elkhorn Partners Limited Partnership reflecting ownership as of April 17, 2009. According to the amended Schedule 13D, Elkhorn Partners Limited Partnership has sole voting and sole dispositive power with respect to 1,885,000 shares of Common Stock beneficially owned by it. The sole general partner of the Elkhorn Partners Limited Partnership is Parsow Management LLC. Alan S. Parsow is the sole manager of Parsow Management LLC. Elkhorn Partners Limited Partnership owns 1,865,000 shares of Common Stock. Mr. Parsow also owns 20,000 shares of Common Stock in an individual retirement account.
(5)	The number of shares beneficially owned is based on an amended Form 13G filed on February 11, 2009 by Bernard A. Osher and Bernard A. Osher TR UA 03/08/88 reflecting ownership as of December 31, 2008. According to the amended Schedule 13G, Bernard A. Osher has sole voting and sole dispositive power with respect to 1,800,000 shares of Common Stock beneficially owned by him; and Bernard A. Osher TR UA 03/08/88 has sole voting and sole dispositive power with respect to 1,600,000 shares of Common Stock beneficially owned by it.
(6)	The number of shares beneficially owned is based on a Form 13G filed on February 9, 2009 by Dimensional Fund Advisors LP reflecting ownership as of December 31, 2008. According to the Schedule 13G, Dimensional Fund Advisors LP has sole voting power with respect to 1,709,607 shares of Common Stock beneficially owned by it and sole dispositive power with respect to 1,732,407 shares of Common Stock beneficially owned by it.
(7)	Includes shares of Common Stock that directors have elected to take as a deferred stock award under the 2004 Non-Employee Directors Award Program and 2006 Non-Employee Directors Award Program in lieu of their respective director’s fees as follows: Mr. Liebentritt, 20,824 shares; Mr. Gross, 58,108 shares; and Mr. Handy, 56,268 shares. Also includes shares of Common Stock issuable to directors pursuant to vested restricted stock unit awards under the 2004 Non-Employee Directors Award Program and 2006 Non-Employee Directors Award Program that directors have elected to defer as follows: Mr. Liebentritt, 28,870 shares; Mr. Gross, 34,870 shares; and Mr. Handy, 34,870 shares.
(8)	Under the 2006 Non-Employee Directors Award Program, as amended, each non-employee director received a restricted stock unit award for 14,706 shares on March 15, 2009. These restricted stock unit awards will vest on June 1, 2009.
(9)	Includes 167,376 shares that have been pledged as security. Does not include 147,501 shares of Common Stock held indirectly in a trust for which Mr. Handy is a co-trustee and the only beneficiary.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 5, 2003, Rewards Network entered into an office lease agreement with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, a limited partnership comprised in part of certain trusts. The trustee of these trusts is Chai Trust Company, LLC, and Donald J. Liebentritt, the Chairman of the Board of Directors, is President of Chai Trust Company, LLC. Two North Riverside Plaza Joint Venture Limited Partnership is an affiliate of Samstock, L.L.C., Rewards Network’s largest stockholder. The lease, as amended, is for 28,721 square feet of office space at Two North Riverside Plaza, Chicago, Illinois. The term of the lease, as amended, is from September 1, 2003 through August 31, 2011. Rewards Network paid rent of approximately $540,000 for the year ended December 31, 2008.

DIRECTOR INDEPENDENCE

Each director other than Ronald L. Blake, our President and Chief Executive Officer, is “independent” as defined by the listing standards of the NASDAQ Stock Market.

Item 14 – Principal Accounting Fees and Services

The aggregate fees and expenses billed for professional services rendered by KPMG LLP in 2008 and 2007 were as follows:

Type of fees	2008	2007
Audit fees	$585,000	$647,000
Audit-related fees	99,000	65,000
Tax fees	—	10,500
All other fees	1,500	1,500

	$685,500	$724,000

In the table above, in accordance with the Securities and Exchange Commission’s definitions and rules, “audit fees” are fees Rewards Network paid KPMG LLP for professional services for the audit of Rewards Network’s consolidated financial statements included in Rewards Network’s annual report on Form 10-K, review of the financial statements included in Rewards Network’s quarterly reports on Form 10-Q and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements. “Audit fees” also include fees for services rendered in connection with Section 404 of the Sarbanes-Oxley Act internal controls audit work. For 2007, “audit fees” includes $84,000 of fees paid in 2007 with respect to the 2006 audit. “Audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of Rewards Network’s financial statements and include fees for the audit of Rewards Network’s 401(k) and Profit Sharing Plan in 2008, the transaction processing control evaluation in connection with the Statement on Auditing Standards 70 report, accounting consultations and filings made with the Securities and Exchange Commission (other than reports on Form 10-K and 10-Q). “Tax fees” are fees for U.S. federal and various state tax compliance services, general tax consulting and planning services with respect to Canadian corporate tax and various related matters. “All other fees” are fees for any products and services provided by KPMG LLP not included in the first three categories.

The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by Rewards Network’s independent registered public accounting firm. The policy requires specific pre-approval of all permitted services. The policy prohibits the Audit Committee from delegating to management the Audit Committee’s responsibility to pre-approve permitted services performed by the independent registered public accounting firm.

Requests for pre-approval of services must be detailed as to the services to be provided and include a draft engagement letter. None of the audit-related fees and tax fees described above was approved by the Audit Committee pursuant to the waiver of pre-approval provisions set forth in applicable Securities and Exchange Commission rules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April 2009.

REWARDS NETWORK INC.

By:	/s/ Ronald L. Blake
Name:	Ronald L. Blake
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below, and on the 29th day of April, 2009.

	Signature	Title

	*	Chairman of the Board
Donald J. Liebentritt

	/s/ RONALD L. BLAKE	Director, President and Chief Executive Officer (Principal Executive Officer)
Ronald L. Blake

	/s/ CHRISTOPHER J. LOCKE	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Christopher J. Locke

	Signature	Capacity In Which Signed

	*	Director
Raymond A. Gross

	*	Director
F. Philip Handy

	*	Director
Marc C. Particelli

	*	Director
Michael J. Soenen

	*	Director
Mark R. Sotir

*By:	/s/ Roya Behnia	Attorney-in-fact
Roya Behnia