Form 10-Q
period 2009-03-31
REWARDS NETWORK INC
filed 2009-05-07
CIK 78536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 5, 2009, there were 26,889,522 shares of the registrant’s common stock, par value $.02 per share, outstanding.

INDEX

REWARDS NETWORK INC. AND SUBSIDIARIES

REWARDS NETWORK INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,213	$9,008
Accounts receivable, net of allowance for doubtful accounts of $2,941 and $3,134, respectively	4,768	5,986
Dining credits, net of allowance for doubtful accounts of $19,289 and $20,064, respectively	63,016	75,663
Deferred income taxes	9,234	10,379
Prepaid expenses	1,206	1,411
Income taxes receivable	2,793	1,411

Total current assets	97,230	103,858
Property and equipment, net of accumulated depreciation and amortization of $26,479 and $24,996, respectively	9,506	10,540
Other assets	335	406
Goodwill	8,117	8,117
Deferred income taxes	168	895

Total asset	$115,356	$123,816

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable—dining credits	$4,886	$5,081
Accounts payable—member benefits	4,262	6,839
Accounts payable—trade	1,677	1,897
Accrued compensation	2,242	4,091
Other current liabilities	1,964	2,774
Deferred membership fee income	610	651
Litigation and related accruals	49	3,164

Total liabilities	15,690	24,497

Stockholders’ equity:
Common stock, par value $0.02 per share; authorized 70,000 shares; issued 27,419 and 27,127 respectively; outstanding 27,419 and 27,002 shares, respectively	548	542
Additional paid-in capital	67,382	67,870
Accumulated other comprehensive income:
Foreign currency translation, net of income taxes	195	231
Retained earnings	31,541	31,654
Treasury stock, at cost (125 shares, at December 31, 2008)	—	(978)

Total stockholders’ equity	99,666	99,319

Total liabilities and stockholders’ equity	$115,356	$123,816

See accompanying notes to consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating revenues:

Sales	$53,990	$59,063

Cost of sales	28,695	30,619
Provision for losses	3,427	2,225

Member benefits	5,854	7,350

Total direct expenses	37,976	40,194

Net revenue	16,014	18,869

Membership fees and other income	265	351

Total operating revenues	16,279	19,220

Operating expenses:
Salaries and benefits	4,717	5,244
Sales commissions and expenses	5,112	5,257
Professional fees	598	621
Member and merchant marketing	676	935
Depreciation and amortization	1,503	1,388
General and administrative	2,771	3,521

Total operating expenses	15,377	16,966

Operating income	902	2,254

Other income (expense):

Interest and other income	5	268
Interest expense and financing costs	(40)	(596)
Gain on extinguishment of convertible subordinated debentures	—	128

Income before income tax provision	867	2,054

Income tax provision	980	896

Net (loss) income	$(113)	$1,158

(Loss) earnings per share of common stock:
Basic	$(0.00)	$0.04

Diluted	$(0.00)	$0.04

Weighted average number of common and common equivalent shares outstanding:
Basic	27,418	27,107
Diluted	27,418	27,338

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	(Unaudited)
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(113)	$1,158

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,503	1,388
Amortization of deferred financing costs	—	113
Provision for losses	3,427	2,225
Stock-based compensation	173	796
Deferred income taxes	1,874	721
Gain on extinguishment of convertible subordinated debentures	—	(128)

Changes in assets and liabilities:
Accounts receivable	609	278
Dining credits including accounts payable—dining credits	9,603	(4,147)
Prepaid expenses	205	390
Income taxes receivable	(1,383)	67
Other assets	78	(144)
Accounts payable—member benefits	(2,576)	(2,077)
Accounts payable—trade	(469)	(752)
Accrued compensation	(1,849)	1,253
Other liabilities	(237)	(460)
Deferred membership fee income	(41)	(48)
Litigation and related accruals	(3,114)	(296)

Net cash provided by operating activities	7,690	337

Cash flows from investing activities:

Additions to property and equipment	(476)	(1,203)

Net cash used in investing activities	(476)	(1,203)

Cash flows from financing activities:

Purchase of convertible subordinated debentures	—	(1,963)

Net cash used in financing activities	—	(1,963)

Effect of exchange rate on cash and cash equivalents	(9)	37

Net increase (decrease) in cash and cash equivalents	7,205	(2,792)

Cash and cash equivalents:
Beginning of the period	9,008	35,517

End of the period	$16,213	$32,725

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—

Income taxes	$467	$55

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except per share data)

Note 1—Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these interim financial statements in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments that are of a normal recurring nature necessary to fairly present the unaudited condensed consolidated financial position of Rewards Network Inc. and its subsidiaries (collectively, the “Company”) at March 31, 2009, unaudited condensed consolidated results of operations of the Company for the three months ended March 31, 2009 and 2008 and unaudited condensed consolidated statements of cash flows of the Company for the three months ended March 31, 2009 and 2008 have been made. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 12, 2009. The condensed consolidated balance sheet as of December 31, 2008 is derived from the Company’s audited consolidated financial statements.

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

The Company markets participating restaurants to members principally through the Internet and email. The Company’s programs are designed to increase the frequency of dining and the amount spent on dining by members at participating restaurants by providing incentives to members to dine at these restaurants, including airline miles, college savings rewards, reward program points, and Cashback Rewards SM savings. As members spend more at participating restaurants, the amount of incentives they receive for dining increases. The Company also offers reporting and customer feedback to participating restaurants and provides aggregate data regarding members’ activity and feedback through comments and ratings gathered from surveys. In addition, the Company provides access to capital by purchasing a portion of future member transactions from participating restaurants in advance and at a discount. Bars and clubs also participate in the Company’s programs, and for purposes of describing its business, are included when the terms “restaurants” or “merchants” are used.

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

The Company primarily offers two programs to restaurants — the Marketing Services Program and the Marketing Credits Program. In both the Marketing Services and Marketing Credits Programs, the Company markets participating restaurants to members, offers incentives to members to dine at these restaurants and provides reporting for restaurants on member activity and member feedback. The Company also provides restaurants that participate in the Marketing Credits Program with access to capital through the purchase of a portion of future member transactions.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Shares of our common stock are traded on the NASDAQ under the symbol DINE.

Note 2—Certain Relationships and Related Party Transactions (square footage not in thousands)

On May 5, 2003, the Company entered into an office lease agreement, which was amended on May 8, 2006 and August 24, 2006, with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, a limited partnership comprised in part of certain trusts. Samstock, L.L.C., the Company’s largest stockholder, is indirectly owned by these trusts. The trustee of these trusts is Chai Trust Company, L.L.C., and Donald J. Liebentritt, the Chairman of the Company’s Board of Directors, is President of Chai Trust Company, L.L.C. The lease, as amended, provides for 28,721 square feet of office space at Two North Riverside Plaza, Chicago, Illinois and has a term from September 1, 2003 through August 31, 2011. The Company paid rent of $137 and $134 for the three months ended March 31, 2009 and 2008, respectively.

The Company has entered into two storage space lease agreements with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, one dated November 2, 2005 and one dated October 22, 2003. The leases provide for an aggregate of 1,130 square feet of storage space at Two North Riverside Plaza, Chicago, Illinois. The term of both leases is month-to-month. The Company paid rent of $4 and $3 for the three months ended March 31, 2009 and 2008 respectively.

The future minimum lease obligations for the above leases are as follows:

Remaining three quarters of 2009	$417
Year ending December 31, 2010	570
Year ending December 31, 2011	361

Total minimum lease payments	$1,348

Note 3—Litigation

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

The Company established the original reserve in the fourth quarter of 2006 based on management’s initial estimate of the cost of the settlement and related legal and administrative expenses. The related legal and administrative expenses included legal expenses incurred by the Company, legal expenses from the plaintiff’s attorneys, claims administration costs and class representation costs. The Company reversed $43 of this expense during 2008 and reversed an additional $70 of this expense during the three months ended March, 31 2009. The reversals were based on a review of the claims filed by class members, management’s best estimate of claims that could have been filed before the end of the claims filing period and actual payments made. The balance of the accrual relating to this litigation was $49 as of March 31, 2009 and was paid during the second quarter of 2009. The liability initially recorded included future legal and administrative costs as allowed under Emerging Issues Task Force (“EITF”) Topic No. D-77, “Accounting for Legal Costs Expected to Be Incurred in Connection with a Loss Contingency.” The total litigation accrual was calculated using the discounted cash flow method. As such, the Company reduced the liability by $536 as a result of this discounted cash flow and amortized this amount to expense. The amortization expense was $19 and $38 for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the liability was fully amortized.

	Balance at December 31, 2007	Amounts Paid	Reclassifications	Interest Expense	Balance at December 31, 2008	Amounts Paid	Adjustments	Interest Expense	Balance at March 31, 2009
Expense for Class	$2,849	$(1,631)	$(30)	$107	$1,295	$(1,198)	$(56)	$8	$49
Related legal and administrative expenses	3,261	(1,626)	117	117	1,869	(1,866)	(14)	11	—

Total litigation and related expenses	$6,110	$(3,257)	$87	$224	$3,164	$(3,064)	$(70)	$19	$49

Note 4—Basic and Diluted Net (Loss) Income per Share

Basic and diluted net (loss) income per share was computed by dividing net income available to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding for each period presented. Weighted average shares of common stock equivalents of 169 and 3,067 for the three months ended March 31, 2009 and 2008, respectively, were excluded as their effect would have been anti-dilutive.

	Three Months Ended March 31,
	2009	2008
Net (loss) income	$(113)	$1,158

Weighted average number of common and common equivalent shares outstanding
Basic	27,418	27,107
Stock options and restricted stock	—	231

Diluted	27,418	27,338

(Loss) earnings per share of common stock
Basic	$(0.00)	$0.04

Diluted	$(0.00)	$0.04

Note 5—Business and Credit Concentrations

As of March 31, 2009, the Company had contracts or relationships with eight major airlines that offer frequent flyer miles or credits as rewards. Members of each of the Upromise Inc., United Air Lines and American Airlines Inc. programs represented 10% or more of the Company’s sales for the three months ended March 31, 2009. Members of each of the Upromise Inc. and United Air Lines programs represented 10% or more of the Company’s sales for the three months ended March 31, 2008. The following table illustrates the Company’s partner sales concentration as a percentage of total sales:

	Three Months Ended March 31,
	2009	2008
Airlines	58%	56%

All partners that each represent 10% or more of sales	60%	44%

Note 6—Minimum Partner and Vendor Obligations

The Company has agreements with various partners and vendors that obligate the Company, among other things, to certain minimum purchases as well as minimum thresholds of marketing activities. These partner and vendor obligations are generally measured over a one to five year period. The Company periodically evaluates whether its minimum obligations with respect to each partner and vendor will be satisfied and records a liability for any estimated shortfall. The Company has minimum purchase obligations with these partners and vendors as follows:

Remaining three quarters of 2009	$13,058
2010	11,600
2011	5,500
2012	360
2013	180
Thereafter	—

Total minimum partner and vendor obligations	$30,698

As of March 31, 2009, the Company has recorded a liability related to its minimum purchase obligations totaling $300 for 2009 and $65 for 2008. At December 31, 2008, the Company had recorded a liability totaling $2,135 related to its minimum purchase obligations for 2008.

Note 7—Comprehensive (Loss) Income

The Company’s comprehensive (loss) income was as follows:

	Three Months Ended March 31,
	2009	2008
Net (loss) income	$(113)	$1,158
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(36)	(87)

Total comprehensive (loss) income	$(149)	$1,071

Note 8—Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities. The adoption of SFAS No. 157 for financial assets and liabilities did not have an effect on the Company’s results of operations or financial position as they did not have any financial assets and liabilities that are measured at fair value on a periodic basis. For nonfinancial assets and liabilities, SFAS No. 157 was effective for fiscal years beginning after November 15, 2008. The nonfinancial assets and liabilities subject to the provisions of SFAS No. 157 include the fair value measurement of goodwill and other intangible assets for impairment testing, as well as other non-financial long-lived assets measured at fair value for impairment testing. The adoption of SFAS No. 157 for nonfinancial assets and liabilities did not have an effect on the Company’s results of operations or financial position.

Note 9—Cash and Cash Equivalents

Cash and cash equivalents of $16,213 and $9,008 at March 31, 2009 and December 31, 2008, respectively, includes overnight repurchase agreements and money market funds with an initial term of less than three months. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Note 10—Restricted Stock Units

The following table summarizes the Company’s nonvested restricted stock unit award activity for all plans for the three months ended March 31, 2009.

	Shares	Weighted Average Grant-Date Fair Price
Nonvested at December 31, 2008	652	$3.79

Granted	808	$3.49
Vested	(161)	$5.80
Forfeited	(3)	$4.60

Nonvested at March 31, 2009	1,296	$4.08

Restricted stock unit awards granted during 2008, 2007 and 2006 generally vest and settle over a three year period. As of March 31, 2009, $3,511 of total unrecognized compensation costs related to restricted stock unit awards are expected to be recognized over the weighted-average period of approximately 31 months.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands, except per share data, headcount, restaurants in the program and average transaction amount)

You should read the following discussion together with our unaudited condensed consolidated financial statements and notes to those financial statements, which are included in this report. This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “intends,” “expects,” “could,” “should,” “plans,” “believes,” “estimates” or words or phrases of similar import generally identify forward-looking statements. You are cautioned that forward-looking statements are subject to risks, trends and uncertainties that could cause actual results, performance or achievements to differ materially from those expressed in any forward-looking statements. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to, the following: (i) the impact of the economy on dining activity, (ii) our inability to attract and retain merchants, (iii) our susceptibility to restaurant credit risk and the risk that its allowance for losses related to restaurant credit risk in connection with dining credits may prove inadequate, (iv) our dependence upon its relationships with payment card issuers, transaction processors, presenters and aggregators, (v) a security breach that results in a payment card issuer re-issuing a significant number of registered payment cards, (vi) changes to payment card association rules and practices, (vii) our dependence on its relationships with airlines and other reward program partners for a significant number of members, (viii) the concentration of a significant amount of our rewards currency in one industry group, the airline industry, (ix) adverse weather conditions affecting dining activity, (x) our minimum purchase obligations and performance requirements, (xi) our inability to attract and retain active members, (xii) factors causing our operating results to fluctuate over time, (xiii) our ability to obtain sufficient cash to operate its business, (xiv) changes in our programs that affect the rate of rewards, (xv) our inability to maintain an adequately-staffed sales force, (xvi) our inability to maintain an appropriate balance between the number of members and the number of participating merchants in each market, (xvii) network interruptions, processing interruptions or processing errors, (xviii) susceptibility to a changing regulatory environment, (xix) increased operating costs or loss of members due to privacy concerns of our program partners, payment card processors and the public, (xx) the failure of our security measures, (xxi) the loss of key personnel, (xxii) increasing competition, and (xxiii) a shift toward Marketing Services Program that may cause revenues to decline. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time or otherwise, except as required by law. See the risk factors included as Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 for a more detailed discussion of the foregoing and other factors that could cause actual results to differ materially from those included in the forward-looking statements and that, among others, should be considered in evaluating our outlook.

OVERVIEW

We operate the leading dining rewards programs in North America by marketing our participating restaurants to members of these programs and by providing incentives to members to dine at these restaurants. Participating restaurants benefit from these marketing efforts, reporting of program results, customer feedback through member comments as well as access to capital that we offer. In addition to operating the dining rewards program of leading airline frequent flyer programs, clubs and other affinity organizations, we offer our own dining rewards program through our website, www.rewardsnetwork.com. In 2009, we are celebrating our 25th year in business.

We market participating restaurants to members principally through the Internet and email. Our programs are designed to increase the frequency of dining and the amount spent on dining by members at participating restaurants by providing incentives to members to dine at these restaurants, including airline miles, college savings rewards, reward program points, and Cashback RewardsSM savings. As members spend more at participating restaurants, the amount of incentives they receive for dining increases. We also offer reporting and customer feedback to participating restaurants and provide aggregate data regarding members’ activity and feedback through comments and ratings gathered from surveys. In addition, we provide access to capital by purchasing a portion of future member transactions from participating restaurants in advance and at a discount. Bars and clubs also participate in our programs, and for purposes of describing our business, are included when the terms “restaurants” or “merchants” are used.

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

We implemented more conservative dining credits purchasing policies during mid-2008 in light of the significant economic challenges and the credit uncertainty facing both the restaurant industry and consumers. These more conservative policies were aimed at generally reducing the amount of dining credits we purchased from individual restaurants and shortening the usage periods of the dining credits purchased. These policies also contributed to the increase in our cash position as we used less cash to purchase dining credits. We continued these more conservative policies during the first quarter of 2009.

As a result of our more conservative dining credits purchasing policies that lowered the average amount of capital at risk, our net dining credits portfolio decreased to $63,016 as of March 31, 2009 from $94,750 as of March 31, 2008 and our net dining credits usage period decreased to 6.6 months at March 31, 2009 from 9.4 months at March 31, 2008. Although our net dining credits portfolio has decreased 33.5% between March 31, 2009 and 2008, sales decreased only 8.6% between periods.

We continually evaluate our dining credits purchase policies by monitoring the performance of our dining credits portfolio and observing current economic trends facing the restaurant industry. In determining the appropriate amount of dining credits to purchase and, therefore, the length of the dining credits usage period for a particular restaurant, we consider the overall economic condition of the restaurant industry, the performance of participating restaurants generally and the individual restaurant’s credit profile, sales, and history in our program. We expect to continue more conservative dining credit purchasing policies during this challenging economic period. We also continue to focus our dining credits purchases on the types of restaurants that are most appealing to consumers in light of current conditions and those merchants that we consider to present lower risk based on our risk models. As we have observed consumers shifting spending to restaurants with lower prices, we have added more lower priced restaurants to our programs, which has contributed to a lower average transaction amount.

We believe that purchasing fewer dining credits from individual restaurants is a conservative approach as we have less capital at risk with any individual restaurant. The downside to this approach is that Marketing Credits Program merchants complete the program in a shorter time frame, leading to our sales resources needing to renew dining credit purchases more frequently. We believe that the trade-off of having less capital at risk as compared to the increase in the overall cost to renew merchants and the risk of a merchant not renewing is appropriate and prudent in this environment. We continue to monitor economic developments, member dining behavior and our restaurants’ business on an on-going basis and make business decisions based on the developments that we observe. In response to the current economic environment, we may adjust our approach with our dining credits purchases in the future in order to manage risk in our dining credits portfolio. If we become more conservative it would likely result in a further decrease in the size of our dining credits portfolio and lower future revenues. If we choose to purchase more dining credits from merchants who we identify as lower risk, it could result in an increase in the size of our dining credits portfolio and use of cash. We may also increase our loss reserves in response to our assessment of the economy and the performance of our restaurants.

In addition to actively managing the risk in the dining credits portfolio, during the first quarter we also continued to reduce ongoing operating expenses in order to better position the business to continue generating operating profit in a challenging economic environment. We have reduced member benefits expense, marketing expenses and other operating expenses. However, we specifically avoided cost reductions that would adversely impact our sales force. While we see the current environment as challenging, we also see an opportunity to add more restaurants to our programs. In addition, the lower usage period for most merchants requires us to renew their programs more frequently to maintain current sales levels. As a result, we will continue our investment in the sales force and intend to maintain full staffing levels.

We increased the total number of restaurants in our program to 9,926 at March 31, 2009, as compared to 9,586 at March 31, 2008, the highest number of participating restaurants we have had since the fourth quarter of 2005. Marketing Services merchants increased by 1,140, while Marketing Credits merchants decreased by 800 restaurants. As a result of our more stringent dining credits purchasing policies, we accepted fewer restaurants into our Marketing Credits Program. We believe the increase in the number of restaurants participating in our Marketing Services Program is primarily due to price adjustments that we made to meet the needs of merchants in the current economic environment.

We generated positive operating cash flows in the first quarter of 2009, primarily because we purchased fewer dining credits in the quarter. We currently do not have any borrowings outstanding under our credit facility and continue to operate on a debt-free basis.

On April 22, 2009, we announced that our Board of Directors has authorized the repurchase of up to $5,000 of our common stock. The stock repurchase authorization does not have an expiration date and may be limited, suspended or terminated at any time without prior notice. Shares may be purchased from time to time on the open market or through private transactions, pursuant to Rule 10b5-1 trading plans or other available means. Repurchases may occur depending on market conditions and other factors. The purchases will be funded from cash and cash reserves and repurchased shares will be deposited into treasury and retained for possible future use.

On April 28, 2009, we filed a preliminary proxy statement with the Securities and Exchange Commission relating to our Annual Meeting of Stockholders to be held on June 11, 2009. The proxy statement includes proposals to authorize the Board of Directors to effect a one-for-three reverse stock split, to amend our Certificate of Incorporation to effect the reverse stock split and to amend our Certificate of Incorporation to reduce the total number of authorized shares of common stock from 70,000 to 25,000. The affirmative vote of holders of a majority of the outstanding shares of common stock entitled to vote at the Annual Meeting of Stockholders is required to approve the proposal to authorize the Board of Directors to effect the reverse stock split, to approve the corresponding amendment to the Certificate of Incorporation to effect the reverse stock split and to approve an amendment to the Certificate of Incorporation to reduce the number of authorized shares of common stock, subject to the Board of Directors’ authority to abandon such amendments. The Board of Directors recommends that the stockholders vote “for” approval of the amendment to the Certificate of Incorporation to effect the reverse stock split and “for” approval of the amendment to the Certificate of Incorporation to reduce the number of authorized shares of common stock. The Board of Directors expects to implement the reverse stock split, if authorized, either with or without the reduction in the number of authorized shares of common stock, depending on stockholder authorization, shortly following the Annual Meeting of Stockholders. However, the Board of Directors will not implement the reverse stock split if the Board of Directors determines that the reverse stock split or a reduction in the number of authorized shares of common stock, if authorized by the stockholders, would not be in the best interests of the Company and its stockholders.

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

In March 2007, we began to provide access to capital through a loan product, called RCR Loans. We discontinued offering the product line effective January 2008, although we continue to service RCR Loan notes that we previously purchased. The net RCR Loan balance was $38 as of March 31, 2009. We provide an allowance for our RCR Loan product using a specific reserve method based on the merchant’s payment history and previous experience with the merchant, if applicable. We purchased RCR Loan notes from WebBank after WebBank originated and funded the RCR Loan. If an RCR Loan merchant fails, we may not realize any value for the RCR Loan note that we purchased. Even if an RCR Loan merchant stays in business, it may fail to repay the note that we purchased and we may incur costs to collect on the note and may not recover amounts sufficient to compensate us for damages that we suffer.

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

We comply with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the current standard for periodic assessment of the carrying value of intangible assets, including goodwill. We assess the impact of SFAS No. 142 using a two-step approach to assess goodwill based on applicable reporting units and any intangible assets, including goodwill, recorded in connection with our previous acquisitions. We report under a single reporting segment and as such our goodwill analysis is measured under one reporting unit.

Revenue Recognition

We recognize revenue from the Marketing Credits Program and Marketing Services Program when members patronize participating merchants and pay using a payment card they have registered with us. Revenue is recognized only if the member’s transaction qualifies for a benefit in accordance with the rules of the member’s particular program. The amount of revenue recognized is that portion of the member’s total transaction amount that we are entitled to receive in cash, in accordance with the terms of our agreement with the participating merchant. We are entitled to receive a greater amount of cash from merchants in our Marketing Credits Program than from merchants in our Marketing Services Program. For example, if a member’s total qualified transaction amount is $100 at a Marketing Credits Program merchant, as evidenced by the full amount of the payment card transaction, and our contract provides for us to receive 80%, the amount of revenue we recognize is $80, representing what we actually realize in cash. The same $100 transaction at a Marketing Services Program merchant may yield $17 in revenue to be recognized. Under the RCR Loan product, we recognize interest income on an effective yield basis over the life of the loan.

RESULTS OF OPERATIONS – COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

As a means of explaining our operations and results, the following table illustrates the relationship between revenue and expense categories for the three months ended March 31, 2009 and 2008. These percentages have been rounded to the nearest tenth.

	Percentage of Sales for the Three Months Ended March 31,
	2009	2008
Sales	100.0	100.0
Cost of sales	53.2	51.8
Provision for losses	6.4	3.8
Member benefits	10.8	12.4

Net revenue	29.7	31.9

Membership fees and other income	0.5	0.6

Total operating revenue	30.2	32.5

Salaries and benefits	8.7	8.9
Sales commission and expenses	9.5	8.9
Professional fees	1.1	1.1
Member and merchant marketing expenses	1.3	1.6
Depreciation and amortization	2.8	2.4
General and administrative expenses	5.1	6.0

Total operating expenses	28.5	28.7

Operating income	1.7	3.8

Other expense, net	(0.1)	(0.3)

Income before income tax provision	1.6	3.5

Income tax provision	1.8	1.5

Net (loss) income	(0.2)	2.0

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

	For The Three Months Ended March 31,
	2009			2008
	Marketing Credits Program	Marketing Services Program	Total	Marketing Credits Program	Marketing Services Program	Total
Merchant count as of March 31, 2009 and 2008, respectively	5,844	4,082	9,926	6,644	2,942	9,586
Number of qualified transactions	1,498	863	2,361	1,521	776	2,297
Average transaction amount	$42.52	$45.41	$43.58	$47.00	$45.66	$46.55

Qualified transaction amount	$63,701	$39,190	$102,891	$71,487	$35,431	$106,918
Sales yield	75.2%	15.5%	52.5%	74.5%	16.5%	55.2%
Sales	$47,919	$6,071	$53,990	$53,235	$5,828	$59,063
Cost of dining credits	$28,478	$—	$28,478	$30,338	$—	$30,338
Processing fee	$137	$80	$217	199	82	281

Total cost of sales	$28,615	$80	$28,695	$30,537	$82	$30,619

Provision for dining credits losses	$3,427	$—	$3,427	$2,225	$—	$2,225

Member benefits	$2,748	$1,529	$4,277	$4,034	$1,584	$5,618
Bonus rewards	$307	$182	$489	697	351	1,048
Partner Commissions	$679	$409	$1,088	461	223	684

Total member benefits	$3,734	$2,120	$5,854	$5,192	$2,158	$7,350

Net revenue	$12,143	$3,871	$16,014	$15,281	$3,588	$18,869

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

Ending merchant count as of March 31, 2009 was 9,926 compared to 9,586 as of March 31, 2008, an increase of 3.5%. The increase in total Merchant Count was driven by a 38.7% increase in Marketing Services Program merchants to 4,082 merchants, offset by a 12.0% decrease in Marketing Credits Program merchants to 5,844 merchants. The increase in merchant count was a result of improved sales force productivity throughout 2008 and the first quarter of 2009. In addition, we experienced a shift in the mix of merchants towards Marketing Services Program merchants from Marketing Credits Program merchants as a result of more conservative dining credits purchase policies implemented during 2008 as well as increased demand for our Marketing Services Program product. Our more conservative dining credits purchasing policies caused some merchants to complete the program more quickly than in the past and caused us to reject more deals than in the past. The number of Marketing Services Program merchants increased due to price adjustments that we made to meet the needs of merchants in the current economic environment.

We continually evaluate our dining credits purchase policies by monitoring the performance of our dining credits portfolio and observing current economic trends facing the restaurant industry. Beginning in the fourth quarter of 2007 and through the first quarter of 2009, we shortened the usage period of new dining credits by purchasing fewer dining credits from certain merchants as a result of our assessment of the overall economic trends facing the restaurant industry and a decline in consumer spending. Shortening the dining credits usage period for a deal reduces our risk exposure with respect to that deal, but also decreases the revenue that we may realize from that deal and may shorten the period of time the restaurant participates in our program if we are unable to renew the restaurant’s participation in our programs. Our net dining credits balance as of March 31, 2009 decreased to $63,016 from $75,663 at December 31, 2008 due in part to the decrease in the dining credits net usage period.

Qualified transaction amounts at our participating merchants decreased $4,027, or 3.8%, to $102,891 for the three months ended March 31, 2009 compared with the same period in prior year as a result of a decrease in average transaction amount. Although the number of qualified transactions increased 64 or 2.8% for the three months ended March 31, 2009 compared to the same period in the prior year, average transaction amount decreased $2.97, or 6.4%, to $43.58 for the three months ended March 31, 2009 from $46.55 for the three months ended March 31, 2008. While members continued to dine despite the difficult economic climate, they generally spent less than they have in the past and shifted their dining habits from higher price point establishments toward mid and lower price point establishments. In response to changing consumer behavior, we have added more restaurants with lower average price points, which contributed to the decrease in average transaction amount.

Total sales yield decreased to 52.5% for the three months ended March 31, 2009 compared to 55.2% for the three months ended March 31, 2008. The decrease was due to the shift toward the Marketing Services Program, which has lower sales yields and a decrease in sales yield in the Marketing Services Program, partially offset by an increase in sales yield in the Marketing Credits Program. The Marketing Credits Program sales yield increased to 75.2% for the three months ended March 31, 2009 compared to 74.5% for the three months ended March 31, 2008. Sales yield for the Marketing Services Program decreased to 15.5% for the three months ended March 31, 2009 from 16.5% for the same period in the prior year as we lowered the pricing of this product to accommodate the needs of merchants in this difficult economic environment.

Sales for the three months ended March 31, 2009 decreased 8.6% as compared with the three months ended March 31, 2008 primarily due to a 10.0% decrease in Marketing Credits Program sales, partially offset by a 4.2% increase in Marketing Services Program sales. Marketing Credits Program sales decreased as a result of fewer Marketing Credits Program merchants participating in our program, due primarily to our conscious decision to become more conservative in our dining credits purchases, as well as a decline in average transaction amount. Marketing Services Program sales increased as a result of a higher number of Marketing Services Program merchants, but were partially offset by a decline in average transaction amount.

Cost of sales increased to 53.1% of total sales and 59.7% of Marketing Credit Program sales for the three months ended March 31, 2009 as compared to 51.8% of total sales and 57.4% of Marketing Credit Program sales for the same period in the prior year. This increase was due to shortened usage periods on new Marketing Credits deals. Marketing Credits deals with shorter usage periods typically have a higher cost of sales because we purchase dining credits with a shorter usage period at a lower discount. Cost of sales increased 2.3% as a percentage of Marketing Credits Program sales, while the dining credits net usage period decreased 29.8%. The dining credits net usage period decreased to 6.6 months at the end of the three months ended March 31, 2009 from 9.4 months at the end of the three months ended March 31, 2008.

The provision for losses increased to 6.3% of total sales and 7.2% of Marketing Credits Program sales for the three months ended March 31, 2009 compared with 3.8% of total sales and 4.2% of Marketing Credits Program sales for the three months ended March 31, 2008. The allowance for doubtful accounts as a percentage of the gross dining credits balance also increased to 23.4% as of March 31, 2009 as compared to 16.8% as of March 31, 2008 and 21.0% as of December 31, 2008. While we have adopted more conservative dining credits purchasing policies, we have also increased our reserves against the dining credits portfolio. The increase in the provision for losses is due to our loss reserve methodology, which was refined during the second quarter of 2008, as discussed above under Critical Accounting Policies and Estimates. We believe that the reserve balance is appropriate given the increased potential risk of merchant defaults due to the challenging economy. Net write-offs totaled $4,394 during the three months ended March 31, 2009 as compared to net write-offs of $4,743 during the three months ended March 31, 2008.

The provision for both periods included reserves for both our dining credits portfolio and RCR Loan notes. The provision for loss expense for RCR Loan notes was $52 and $398 for the three months ended March 31, 2009 and 2008, respectively. We decided to exit the RCR Loan product effective January 2008, although we continue to service RCR Loan notes that we previously purchased. The RCR Loan notes receivable, net of allowance for doubtful accounts, was $38 as of March 31, 2009, and $56 as of December 31, 2008.

Member benefits expense, which includes partner commissions and incentive bonus awards paid to members, decreased to $5,854, or 10.8% of sales, for the three months ended March 31, 2009 compared with $7,350, or 12.4% of sales, for the three months ended March 31, 2008. The decrease in member benefit expense is related to revised benefit offerings for certain Cashback Rewards program members and lower bonus levels during the quarter as compared with the same period in the prior year, partially offset by higher partner commissions as we changed our partner commission structure in March of 2008. During the three months ended March 31, 2009, we continued to achieve increases in the number of qualified transactions and active members while decreasing total member benefits expense by $1,496, or 20.4%, as compared to the three months ended March 31, 2008.

Net revenues decreased to $16,014, or 29.7% of sales, during the three months ended March 31, 2009 as compared to $18,869, or 31.9% of sales, during the three months ended March 31, 2008. The decrease between periods was due to lower sales and an increase in the provision for losses, partially offset by lower member benefits expense and cost of sales.

Membership and other income decreased $86, or 24.5%, for the three months ended March 31, 2009 as compared with the same period in the prior year. The decrease can be primarily attributed to the decline in fee paying members. Beginning in mid-2008, we introduced a new membership program that eliminates fees for certain members.

Operating Expenses

Salaries and benefits decreased $527 or 10.0% to $4,717 for the three months ended March 31, 2009 from $5,244 for the three months ended March 31, 2008 primarily due to reductions in administrative employee head count, lower management bonus incentive compensation accruals and lower employee benefit costs.

Sales commissions and expenses include sales force salaries and benefits, commissions, travel costs and training. Sales commissions and expenses increased to 9.5% of sales for the three months ended March 31, 2009 compared to 8.9% of sales for the three months ended March 31, 2008 due to an increase in sales commissions and training expenses.

Professional fees decreased $23, or 3.7%, to $598 for the three months ended March 31, 2009 as compared to $621 for the three months ended March 31, 2008 primarily as a result of lower audit and tax consulting fees.

Member and merchant marketing expenses decreased $259, or 27.7%, for the three months ended March 31, 2009 compared with the same period in the prior year as we have migrated away from using outside marketing agencies and are using internal resources to perform marketing functions. While our marketing expenses have decreased by nearly a third, we continue to see increases in total qualified transactions and active members compared with the prior year.

Depreciation and amortization costs increased $115, or 8.3%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 as we continue to invest in the development of our websites, technology investments supporting the automation of internal processes, and general information technology investments.

General and administrative expenses decreased $750, or 21.3%, for the three months ended March 31, 2009 compared to with the same period in the prior year. The decrease was primarily due to a decrease in stock compensation expense of $484 related to the accelerated vesting of restricted stock units for our Board of Directors during the first quarter of 2008, a decrease in rent and other offices expenses and lower business and franchise tax expense.

Other Income and Expense

Interest and other income decreased $263 to $5 for the three months ended March 31, 2009 compared with the same period in the prior year as a result of lower cash and cash equivalent balances due to the repurchase of our convertible subordinated debentures throughout 2008. Interest expense and financing costs decreased $556 to $40 as a result of the purchase of the remaining convertible subordinated debentures during 2008. In addition, we recorded a gain of $128 during the three months ended March 31, 2008 relating to the purchase of a portion of our outstanding convertible subordinated debentures as discussed below under Liquidity and Capital Resources.

Income tax provision

Our effective tax rate for three months ended March 31, 2009 was 113.0% compared with 43.6% for the three months ended March 31, 2008. The income tax provision for the three months ended March 31, 2009 of $980 included a tax expense of $573, or $0.02 per share, relating to the distribution of employee and director stock awards. We previously recognized a tax benefit relating to such distributions based on the fair value at the date of grant. Upon distribution of the shares, the tax benefit is limited to the fair value of the awards at the date of distribution. As such, we recorded additional tax expense equal to the amount of the deferred tax asset from the cumulative compensation cost that exceeded the actual tax benefit previously recorded.

Net (loss) income

Net loss was $113 for the three months ended March 31, 2009 compared with net income of $1,158 for the three months ended March 31, 2008. The decrease between periods was primarily due to lower sales, partially offset by lower operating expenses.

Basic weighted average number of shares outstanding increased to 27,418 for the three months ended March 31, 2009 compared to 27,107 for the same period in the prior year. Diluted weighted average shares outstanding increased to 27,418 for the three months ended March 31, 2009 compared to 27,338 for the same period in the prior year. The increase in basic and diluted weighted average number of shares outstanding was primarily due to the issuance of shares upon the vesting of restricted stock unit awards and the distribution of deferred shares to the Board of Directors as compensation for serving on the Board of Directors.

LIQUIDITY AND CAPITAL RESOURCES

General

Cash and cash equivalents were $16,213 as of March 31, 2009, an increase of $7,205 from December 31, 2008. During the three months ended March 31, 2009, net cash provided by operating activities was $7,690 compared to cash used in operating activities of $337 during the three months ended March 31, 2008, primarily due to a decrease in the dining credits portfolio.

Net cash used in investing activities was $476 and $1,203 for the three months ended March 31, 2009 and 2008, respectively, from our investments in capital expenditures. Capital expenditures consisted principally of continued development of our websites and general information technology investments.

There was no cash used in financing activities for the three months ended March 31, 2009. Net cash used in financing activities for the three months ended March 31, 2008 was $1,963 due to the purchase of a portion of our outstanding convertible subordinated debentures.

We intend to continue to use our cash to purchase dining credits while strictly adhering to our purchasing and credit policies because we believe that investing in this portfolio will contribute to long-term, profitable growth. We intend to continue investing in capital expenditures to support member and merchant marketing, customer feedback through member comments and ratings and improving our internal processes and operating efficiency. In addition, the Board of Directors has authorized the repurchase of up to $5,000 of our common stock. The stock repurchase authorization does not have an expiration date and may be limited, suspended or terminated at any time without prior notice.

Convertible Subordinated Debentures

On October 15, 2003, we completed a private placement of $70,000 principal amount of our 3.25% Convertible Subordinated Debentures with a final maturity date of October 15, 2023. The net proceeds from the offering were $67,500 and the issuance costs of $2,500 were amortized over five years. The debentures bore interest at 3.25% per annum, payable on April 15 and October 15 of each year. Holders of the debentures could have required us to repurchase for cash all or part of the debentures on October 15, 2008, October 15, 2013 and October 15, 2018 or upon change of control at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. During 2007, we purchased $15,000 of the convertible subordinated debentures for $14,150 and during 2008 we purchased the remaining $55,000 for $54,734. All amounts were funded from our cash and cash equivalents balances. As of March 31, 2009 and December 31, 2008, we had no outstanding convertible subordinated debentures.

Contractual Obligations and Commitments

We lease facilities under long-term operating leases. These contractual obligations entered into in the ordinary course of business are not required to be reflected in our consolidated balance sheets, but may impact our liquidity. The following table sets forth our future minimum lease payments under non-cancelable operating leases, long-term debt and other contractual obligations and commitments at March 31, 2009:

	Payments Due by Period
Contractual Obligations and Commitments	Total	Remaining three quarters of 2009	2010	2011	2012	2013	Thereafter
Vendor contracts	$30,698	$13,058	$11,600	$5,500	$360	$180	$—
CA litigation settlement and related costs	49	49	—	—	—	—	—
Operating leases	3,612	1,038	1,199	780	395	200	—
Revolving credit facility	223	70	94	59	—	—	—

Total	$34,582	$14,215	$12,893	$6,339	$755	$380	$—

Revolving Line of Credit

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

The credit facility has financial covenants that we will maintain a minimum ratio of debt to cash flow, fixed charges to borrowed amounts and certain ratios related to our dining credits portfolio. The credit facility contains customary representations, warranties and covenants and includes customary events of default, including a change of control provision. We can offer no assurances that we will be in compliance with all conditions precedent and all representations and warranties at a time when we would like to borrow under the credit facility. Further, we may not be able to borrow the full amount under the credit facility if our dining credits portfolio or adjusted earnings before interest expense, income taxes, depreciation and amortization, as defined in the credit facility, decreases substantially. These limitations on borrowings may apply if we become more conservative in our dining credits purchases in light of current economic conditions and the performance of restaurants on our program or if our earnings decline.

At March 31, 2009, approximately $22,000 was available under the terms of the credit facility. We do not currently have any borrowings outstanding under this credit facility and we were in compliance with all of the covenants under this facility as of March 31, 2009.

Dining Credits

Net dining credits less accounts payable—dining credits was $58,130 at March 31, 2009, a decrease of $12,452 from December 31, 2008. Accounts payable-dining credits represent the unfunded portion of the total commitments. The decrease between periods in dining credits funded is due primarily to a decline in the purchases of new dining credits on a per merchant basis. As previously discussed, during the fourth quarter of 2007 we implemented more conservative dining credits purchasing policies aimed at reducing the amount of dining credits we purchase from each merchant, which lowers the average usage period of the dining credits portfolio. We became even more conservative in our dining credits purchasing policies in the last quarter of 2008 and we continued to adhere to these more conservative policies in the first quarter of 2009. We believe that the purchase of future dining credits can generally be funded from cash generated from operations or from the utilization of our revolving credit facility.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of March 31, 2009 or December 31, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

None.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates is limited to the exposure related to our revolving credit facility which is tied to market rates. Our revolving credit facility is tied to the Eurodollar rate, which is basically LIBOR, plus an applicable rate. The Eurodollar rate is subject to interest rate risk. However, as of March 31, 2009, there was no outstanding amount under this revolving credit facility.

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

PART II—OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.1	Rewards Network Inc. 2009 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on April 3, 2009.

10.2	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on April 3, 2009.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REWARDS NETWORK INC.

May 7, 2009	/s/ CHRISTOPHER J. LOCKE
Christopher J. Locke Senior Vice President and Chief Financial Officer (Principal Financial Officer and on behalf of the registrant)

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.1	Rewards Network Inc. 2009 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on April 3, 2009.

10.2	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on April 3, 2009.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith