Form 10-Q
period 2009-06-30
REWARDS NETWORK INC
filed 2009-08-06
CIK 78536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

As of August 4, 2009, there were 8,717,348 shares of the registrant’s common stock, par value $.02 per share, outstanding.

INDEX

REWARDS NETWORK INC. AND SUBSIDIARIES

REWARDS NETWORK INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$21,014	$9,008
Accounts receivable, net of allowance for doubtful accounts of $2,639 and $3,134, respectively	4,460	5,986
Dining credits, net of allowance for doubtful accounts of $16,270 and $20,064, respectively	56,618	75,663
Deferred income taxes	7,187	10,379
Prepaid expenses	1,805	1,411
Income taxes receivable	4,963	1,411

Total current assets	96,047	103,858
Property and equipment, net of accumulated depreciation and amortization of $27,854 and $24,996, respectively	9,197	10,540
Other assets	313	406
Goodwill	8,117	8,117
Deferred income taxes	—	895

Total assets	$113,674	$123,816

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable—dining credits	$3,952	$5,081
Accounts payable—member benefits	5,572	6,839
Accounts payable—trade	2,179	1,897
Accrued compensation	2,094	4,091
Other current liabilities	1,927	2,774
Deferred membership fee income	558	651
Litigation and related accruals	—	3,164

Total current liabilities	16,282	24,497
Deferred income taxes	118	—

Total liabilities	16,400	24,497

Stockholders’ equity:
Common stock, par value $0.02 per share; authorized 25,000 shares; issued 9,149 and 9,043 respectively; outstanding 8,715 and 9,001 shares, respectively	183	542
Additional paid-in capital	68,280	67,870
Accumulated other comprehensive income:
Foreign currency translation, net of income taxes	33	231
Retained earnings	32,821	31,654
Treasury stock, at cost (434 and 42 shares, respectively)	(4,043)	(978)

Total stockholders’ equity	97,274	99,319

Total liabilities and stockholders’ equity	$113,674	$123,816

See accompanying notes to consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating revenues:

Sales	$54,555	$65,723	$108,545	$124,786

Cost of sales	27,566	34,876	56,261	65,495
Provision for losses	2,011	3,259	5,438	5,484
Member benefits	7,880	7,718	13,734	15,068

Total direct expenses	37,457	45,853	75,433	86,047

Net revenue	17,098	19,870	33,112	38,739
Membership fees and other income	278	318	543	669

Total operating revenues	17,376	20,188	33,655	39,408

Operating expenses:
Salaries and benefits	4,733	5,620	9,450	10,864
Sales commissions and expenses	4,981	4,606	10,093	9,863
Professional fees	662	892	1,260	1,513
Member and merchant marketing	599	1,090	1,275	2,025
Depreciation and amortization	1,315	1,402	2,818	2,790
General and administrative	2,799	3,013	5,570	6,534

Total operating expenses	15,089	16,623	30,466	33,589

Operating income	2,287	3,565	3,189	5,819

Other income (expense):
Interest income	5	130	10	398
Interest expense and financing costs	(20)	(560)	(60)	(1,156)
Gain on extinguishment of convertible subordinate debentures	—	—	—	128

Income before income tax provision	2,272	3,135	3,139	5,189

Income tax provision	992	1,226	1,972	2,122

Net income	$1,280	$1,909	$1,167	$3,067

Earnings per share of common stock:
Basic	$0.14	$0.21	$0.13	$0.34

Diluted	$0.14	$0.21	$0.13	$0.34

Weighted average number of common and common equivalent shares outstanding:
Basic	8,912	9,055	9,033	9,045

Diluted	8,948	9,104	9,094	9,131

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	(Unaudited)
	2009	2008
Cash flows from operating activities:
Net income	$1,167	$3,067

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,818	2,790
Amortization of deferred financing costs	—	209
Provision for losses	5,438	5,484
Stock-based compensation	804	1,399
Deferred income taxes	4,206	47
Gain on extinguishment of convertible subordinated debentures	—	(128)

Changes in assets and liabilities:
Accounts receivable	471	57
Dining credits including accounts payable—dining credits	13,605	(471)
Prepaid expenses	(393)	395
Income taxes receivable	(3,547)	2,011
Other assets	125	(183)
Accounts payable—member benefits	(1,271)	(573)
Accounts payable—trade	29	(109)
Accrued compensation	(1,999)	1,386
Other liabilities	(279)	(779)
Deferred membership fee income	(93)	(94)
Litigation and related accruals	(3,164)	(216)

Net cash provided by operating activities	17,917	14,292

Cash flows from investing activities:

Additions to property and equipment	(1,506)	(2,412)

Net cash used in investing activities	(1,506)	(2,412)

Cash flows from financing activities:
Purchase of convertible subordinated debentures	—	(1,963)
Common stock repurchased	(4,138)	—

Net cash used in financing activities	(4,138)	(1,963)

Effect of exchange rate on cash and cash equivalents	(267)	26

Net increase in cash and cash equivalents	12,006	9,943
Cash and cash equivalents:
Beginning of the period	9,008	35,517

End of the period	$21,014	$45,460

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$860

Income taxes	$1,667	$65

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except per share data)

Note 1 – Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these interim financial statements in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments that are of a normal recurring nature necessary to fairly present the unaudited condensed consolidated financial position of Rewards Network Inc. and its subsidiaries (collectively, the “Company”) at June 30, 2009, unaudited condensed consolidated results of operations of the Company for the three and six months ended June 30, 2009 and 2008 and unaudited condensed consolidated statements of cash flows of the Company for the six months ended June 30, 2009 and 2008 have been made. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through August 6, 2009, the date of filing of the consolidated financial statements with the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 12, 2009. The condensed consolidated balance sheet as of December 31, 2008 is derived from the Company’s audited consolidated financial statements.

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

The Company markets participating restaurants to members principally through its internet, email and different mobile smartphone applications as well as various social media outlets. The Company’s programs are designed to increase the frequency of dining and the amount spent on dining by members at participating restaurants by providing incentives to members to dine at these restaurants, including airline miles, college savings rewards, reward program points, and Cashback Rewards SM savings. As members spend more at participating restaurants, the amount of incentives they receive for dining increases. The Company also offers reporting and customer feedback to participating restaurants and provides aggregate data regarding members’ activity and feedback through comments and ratings gathered from surveys. In addition, the Company provides access to capital by purchasing a portion of future member transactions from participating restaurants in advance and at a discount. Bars and clubs also participate in the Company’s programs, and for purposes of describing its business, are included when the terms “restaurants” or “merchants” are used.

The Company is compensated for its services and, if applicable, receives the portion of a member’s transaction that the Company purchased only if a member dines at a participating restaurant when rewards are available and pays using a credit or debit card (also referred to as a payment card) that the member has registered with the Company. The Company’s revenue is equal to a percentage of the member’s total dining transaction. These revenues are applied to recover the Company’s costs where the Company has purchased a portion of future member transactions; provide rewards to members; cover its selling, marketing, general and administrative expenses; and generate operating income that provides a return for its stockholders.

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

On June 11, 2009, the Company’s stockholders approved a one-for-three reverse stock split of the Company’s common stock, which became effective on July 6, 2009. As a result of the reverse stock split, every three shares of common stock were adjusted as one share of common stock. In addition, on June 11, 2009, the Company stockholders authorized a reduction in the number of authorized shares of the Company’s common stock from 70,000 to 25,000. All share and per share data has been adjusted to reflect the reverse one-for-three stock split except for the par value of common stock. This stock split resulted in a reduction of 18,273 shares issued and was accounted for by the transfer of $365 from common stock to additional paid in capital.

Note 2 – Certain Relationships and Related Party Transactions (square footage not in thousands)

On May 5, 2003, the Company entered into an office lease agreement, which was amended on May 8, 2006 and August 24, 2006, with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, a limited partnership comprised in part of certain trusts. Samstock, L.L.C., the Company’s largest stockholder, is indirectly owned by these trusts. The trustee of these trusts is Chai Trust Company, L.L.C., and Donald J. Liebentritt, the Chairman of the Company’s Board of Directors, is President of Chai Trust Company, L.L.C. The lease, as amended, provides for 28,721 square feet of office space at Two North Riverside Plaza, Chicago, Illinois and has a term from September 1, 2003 through August 31, 2011. The Company paid rent of $137 and $134 for the three months ended June 30, 2009 and 2008, respectively and $275 and $267 for the six months ended June 30, 2009 and 2008, respectively.

The Company has entered into two storage space lease agreements with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, one dated November 2, 2005 and one dated October 22, 2003. The leases provide for an aggregate of 1,130 square feet of storage space at Two North Riverside Plaza, Chicago, Illinois. The term of both leases is month-to-month. The Company paid rent of $4 and $3 for the three months ended June 30, 2009 and 2008 respectively and $7 for each of the six months ended June 30, 2009 and 2008.

The future minimum lease obligations for the above leases are as follows:

Remaining two quarters of 2009	$280
Year ending December 31, 2010	569
Year ending December 31, 2011	361

Total minimum lease payments	$1,210

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

The Company established the original reserve in the fourth quarter of 2006 based on management’s initial estimate of the cost of the settlement and related legal and administrative expenses. The related legal and administrative expenses included legal expenses incurred by the Company, legal expenses from the plaintiff’s attorneys, claims administration costs and class representation costs. The Company reversed $43 of this expense during 2008 and reversed an additional $70 of this expense during the three months ended March, 31 2009. The reversals were based on a review of the claims filed by class members, management’s best estimate of claims that could have been filed before the end of the claims filing period and actual payments made. The balance of the accrual relating to this litigation was paid during the second quarter of 2009. The liability initially recorded included future legal and administrative costs as allowed under Emerging Issues Task Force (“EITF”) Topic No. D-77, “Accounting for Legal Costs Expected to Be Incurred in Connection with a Loss Contingency.” The total litigation accrual was calculated using the discounted cash flow method. As such, the Company reduced the liability by $536 as a result of this discounted cash flow and amortized this amount to expense. As of June 30, 2009, the liability was fully amortized.

	Balance at December 31, 2007	Amounts Paid	Reclassification	Interest Expense	Balance at December 31, 2008	Amounts Paid	Adjustments	Interest Expense	Balance June 30, 2009
Expense for Class	$2,849	$(1,631)	$(30)	$107	$1,295	$(1,247)	$(56)	$8	$—
Related legal and administrative expenses	3,261	(1,626)	117	117	1,869	(1,866)	(14)	11	—

Total litigation and related expenses	$6,110	$(3,257)	$87	$224	$3,164	$(3,113)	$(70)	$19	$—

Note 4 – Basic and Diluted Net Income per Share

Basic and diluted net income per share was computed by dividing net income available to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding for each period presented. Weighted average shares of common stock equivalents of 986 for the three months ended June 30, 2008 and 1,004 for the six months ended June 30, 2008 were excluded as their effect would have been anti-dilutive.

For periods with potentially dilutive securities, incremental shares and adjustments to net income are determined using the “if converted” and treasury stock method as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$1,280	$1,909	$1,167	$3,067

Weighted average number of shares of common stock and common stock equivalents outstanding
Basic	8,912	9,055	9,033	9,045
Stock options and restricted stock	36	49	61	86

Diluted	8,948	9,104	9,094	9,131

Earnings per share
Basic	$0.14	$0.21	$0.13	$0.34

Diluted	$0.14	$0.21	$0.13	$0.34

Note 5 – Business and Credit Concentrations

As of June 30, 2009, the Company had contracts or relationships with eight major airlines that offer frequent flyer miles or credits as rewards. Members of each of the Upromise Inc., United Air Lines and American Airlines Inc. programs represented 10% or more of the Company’s sales for the three and six months ended June 30, 2009 and 2008. The following table illustrates the Company’s partner sales concentration as a percentage of total sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Airlines	59.0%	56.3%	58.7%	56.1%

All partners that each represent 10% or more of sales	58.5%	55.1%	59.0%	54.4%

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

Remaining two quarters of 2009	9,158
2010	11,600
2011	5,500
2012	360
2013	180
Thereafter	—

Total minimum partner and vendor obligations	26,798

As of June 30, 2009, the Company has recorded an expense of $300 related to its expectations of meeting its minimum purchase obligations for 2009.

Note 7 – Comprehensive Income

The Company’s comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$1,280	$1,909	$1,167	$3,067
Other comprehensive (loss) income:
Foreign currency translation adjustment	(162)	29	(198)	(58)

Total comprehensive income	$1,118	$1,938	$969	$3,009

Note 8 – Stock Buy Back

As announced on April 22, 2009, the Company’s Board of Directors authorized the repurchase of up to $5,000 of our common stock. The stock repurchase authorization does not have an expiration date and may be limited, suspended or terminated at any time without prior notice. During the three months ended June 30, 2009, we repurchased 443 shares for $4,138 at an average price of $9.33 on a split-adjusted basis.

Note 9 – Cash and Cash Equivalents

Cash and cash equivalents of $21,014 and $9,008 at June 30, 2009 and December 31, 2008, respectively, includes overnight repurchase agreements and money market funds with an initial term of less than three months. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Note 10 – Restricted Stock Units

The following table summarizes the Company’s nonvested restricted stock unit award activity for all plans for the six months ended June 30, 2009.

	Shares	Weighted Average Grant-Date Fair Price
Nonvested at December 31, 2008	217	$11.37

Granted	270	$10.47
Vested	(83)	$14.86
Forfeited	(22)	$13.94

Nonvested at June 30, 2009	382	$12.28

Restricted stock unit awards granted during 2009 contain a combination of either a performance condition linked to the Company’s performance and a service condition or a performance and market condition linked to the performance of the Company’s stock price. The performance and service conditions vest over a one to three year service period subject to the achievement of the performance condition. The component containing the performance and market conditions may vest over a period of up to three years. Vesting may be accelerated to as early as the end of the first year upon achievement of the market condition if it is determined that the performance condition has been met. The stock based compensation expense for the 2009 grant is being recognized over a one to three year period. Restricted stock unit awards granted during 2008 and 2007 generally vest and settle over a three year period based on a service condition. As of June 30, 2009, $2,294 of total unrecognized compensation costs related to restricted stock unit awards are expected to be recognized over the weighted-average period of approximately 27 months. The Company recorded $623 and $761 of stock compensation expense during the three and six months ended June 30, 2009, respectively and $553 and $1,293 of stock compensation expense during the three and six months ended June 30, 2008, respectively relating to restricted stock units.

Note 11 – Recent Accounting Pronouncement

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events”. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 was effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have an impact on the Company’s results of operations or financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands, except share data, headcount, restaurants in the program and average transaction amount)

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

We market participating restaurants to members principally through our internet, email and different mobile smartphone applications as well as various social media outlets. Our programs are designed to increase the frequency of dining and the amount spent on dining by members at participating restaurants by providing incentives to members to dine at these restaurants, including airline miles, college savings rewards, reward program points, and Cashback RewardsSM savings. As members spend more at participating restaurants, the amount of incentives they receive for dining increases. We also offer reporting and customer feedback to participating restaurants and provide aggregate data regarding members’ activity and feedback through comments and ratings gathered from surveys. In addition, we provide access to capital by purchasing a portion of future member transactions from participating restaurants in advance and at a discount. Bars and clubs also participate in our programs, and for purposes of describing our business, are included when the terms “restaurants” or “merchants” are used.

We are compensated for our services and, if applicable, receive the portion of a member’s transaction that we have purchased only if a member dines at a participating restaurant when rewards are available and pays using a credit or debit card (also referred to as a payment card) that the member has registered with us. Our revenue per transaction is equal to a percentage of the member’s total dining transaction amount. These revenues are applied to recover our costs where we have purchased a portion of future member transactions; provide rewards to members; cover our selling, marketing, general and administrative expenses; and generate operating income that provides a return for our stockholders.

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

We implemented more conservative dining credits purchasing policies during mid-2008 in light of the significant economic challenges and the credit uncertainty facing both the restaurant industry and consumers. These more conservative policies were aimed at generally reducing the amount of dining credits we purchased from individual restaurants and shortening the usage periods of the dining credits purchased. These policies were also designed to improve the risk profile of our dining credits portfolio, which reduced the number of restaurants qualified to participate in the Marketing Credits Program. These policies contributed to the increase in our cash position as we used less cash to purchase dining credits. We continued these more conservative policies into the second quarter of 2009 given our insight into dining activity at our participating restaurants.

As a result of our more conservative dining credits purchasing policies that lowered the average amount of capital at risk, our net dining credits portfolio decreased to $56,618 as of June 30, 2009 from $87,547 as of June 30, 2008 and $75,663 as of December 31, 2008 and our net dining credits usage period decreased to 6.2 months at June 30, 2009 from 7.6 months at June 30, 2008 and 7.5 months at December 31, 2008. Although our net dining credits portfolio has decreased 35.3% between June 30, 2009 and 2008, sales decreased only 17.0% between quarterly periods partially due to a $2,009 or 33% increase in sales in the Marketing Services Program.

We continually evaluate our dining credits purchase policies by monitoring the performance of our dining credits portfolio and observing current economic trends facing the restaurant industry. In determining the appropriate amount of dining credits to purchase and, therefore, the length of the dining credits usage period for a particular restaurant, we consider the overall economic condition of the restaurant industry, the performance of participating restaurants and the individual restaurant’s credit profile, sales, and history in our program. We have observed the amount members spend at our restaurants stabilize in the second quarter of 2009. We generally expect to continue conservative dining credit purchasing policies during this challenging economic period, although we have modified our dining credits purchasing to increase the amount of dining credits we are willing to purchase from restaurants that meet certain credit, volume and tenure criteria. We also continue to focus our dining credits purchases on the types of restaurants that are most appealing to consumers in light of current conditions and those merchants that we consider to present lower risk based on our risk models. As we have observed consumers shifting spending to restaurants with lower prices, we have added more lower priced restaurants to our programs, which has contributed to a lower average transaction amount for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. This trend towards adding more lower-priced restaurants has continued in the second quarter of 2009.

We believe that purchasing fewer dining credits from individual restaurants is a conservative approach as we have less capital at risk with any individual restaurant. The downside to this approach is that Marketing Credits Program merchants complete the program in a shorter time frame, leading to our sales resources needing to renew dining credit purchases more frequently. We believe that the trade-off of having less capital at risk as compared to the increase in the overall cost to renew merchants and the risk of a merchant not renewing continues to be appropriate and prudent in this environment. We continue to monitor economic developments, member dining behavior and our restaurants’ business on an on-going basis and make business decisions based on the developments that we observe. In response to the current economic environment, we may adjust our approach with our dining credits purchases in the future in order to manage risk in our dining credits portfolio. If we become more conservative it would likely result in a further decrease in the size of our dining credits portfolio and lower future revenues. If we choose to purchase more dining credits from merchants who we identify as acceptable risk, it could result in an increase in the size of our dining credits portfolio and use of cash. We may also increase our loss reserves in response to our assessment of the economy and the performance of our restaurants.

In addition to actively managing the risk in the dining credits portfolio, during the first the half of 2009 we also continued to reduce ongoing operating expenses in order to better position the business to continue generating operating profit in a challenging economic environment. We have reduced member benefits expense, marketing expenses and other operating expenses. However, we continue to specifically avoid cost reductions that would adversely impact our sales force. While we see the current environment as challenging, we also see an opportunity to continue to add more restaurants to our programs. In addition, the lower usage period for most merchants requires us to renew their programs more frequently to maintain current sales levels. As a result, we will continue our investment in the sales force and intend to maintain full staffing levels.

We increased the total number of restaurants in our program to 10,197 at June 30, 2009, as compared to 9,769 at June 30, 2008, the highest number of participating restaurants we have had since the fourth quarter of 2005. The increase in merchants is an indication of improved sales force productivity, driven in part by the continued maturation of our sales force. Marketing Services merchants increased by 1,731, or 55.4%, while Marketing Credits merchants decreased by 1,303, or 19.6%. As a result of our more stringent dining credits purchasing policies, we accepted fewer restaurants into our Marketing Credits Program. While our dining credits program continues to be a significant part of our business, we are focused on improving the marketing services that we provide to all of our participating restaurants in both the Marketing Services Program and Marketing Credits Program. We believe the increase in the number of restaurants participating in our Marketing Services Program has been driven by new marketing initiatives as well as price adjustments to meet the needs of merchants in a difficult economic environment. We were able to mitigate risk by acting conservatively within the Marketing Credits Program, actively grow the Marketing Services Program that has no capital at risk, and generate positive cash flows and profitability despite lower sales than a year ago.

We use the data we generate from member spending activity at participating restaurants to manage both the Marketing Credits Program and Marketing Services Program. For example, during the first quarter of 2009, we observed from our data that member spending at participating restaurants had been most impacted by the economic downturn during the week. We reacted to this trend in the second quarter of 2009 by offering members across most of our member programs double rewards for dining on Mondays, Tuesdays, and Wednesdays. In the second quarter our members spent on average 21.7% more over the prior quarter on Monday, Tuesday and Wednesday as compared to an increase of 10.6% over the prior quarter on those days the promotion was not offered. This promotion was well received by both our members and merchants and demonstrates the power of our data and marketing efforts. We will continue to run the double benefit promotion for several of our programs in the third quarter of 2009.

During the first half of 2009, we generated positive cash from operations, primarily as a result of the purchase of fewer dining credits during the period, but also through net income. We currently do not have any borrowings outstanding under our credit facility and continue to operate on a debt-free basis.

On April 22, 2009, we announced that our Board of Directors authorized the repurchase of up to $5,000 of our common stock. The stock repurchase authorization does not have an expiration date and may be limited, suspended or terminated at any time without prior notice. Shares may be purchased from time to time on the open market or through private transactions, pursuant to Rule 10b5-1 trading plans or other available means. During the three months ended June 30, 2009, we repurchased 443 shares for $4,138. Repurchases are dependent on market conditions and other factors. The purchases were funded from cash and cash reserves and the repurchased shares are maintained as treasury shares for possible future use. Any additional shares we may purchase are expected to be funded through cash from operations.

On July 6, 2009, we completed a one-for-three reverse split of our common stock in which every three shares of our common stock was exchanged for one share of our common stock, as described further in Note 1 of this Quarterly Report on Form 10-K.

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

Allowance for Losses

We provide allowances for dining credits losses and accounts receivables based on our estimate of losses that would result from the inability of participating merchants to remain in business or our merchant’s unwillingness to honor their obligations relating to dining credits and accounts receivables. If the financial condition of our merchant base were to deteriorate beyond our expectations, resulting in participating merchants’ inability to provide food, beverage, goods and services to members thereby reducing the redemption of dining credits, or if merchants are unwilling or otherwise unable to honor their obligations relating to dining credits or accounts receivable in greater numbers than we expect, additional provision for losses may be required.

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

In March 2007, we began to provide access to capital through a loan product, called RCR Loans. We discontinued offering the product line effective January 2008, although we continue to service RCR Loan notes that we previously purchased. The net RCR Loan balance was $20 as of June 30, 2009. We provide an allowance for our RCR Loan product using a specific reserve method based on the merchant’s payment history and previous experience with the merchant, if applicable. We purchased RCR Loan notes from WebBank after WebBank originated and funded the RCR Loan. If an RCR Loan merchant fails, we may not realize any value for the RCR Loan note that we purchased. Even if an RCR Loan merchant stays in business, it may fail to repay the note that we purchased and we may incur costs to collect on the note and may not recover amounts sufficient to compensate us for damages that we suffer.

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

RESULTS OF OPERATIONS – COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

As a means of explaining our operations and results, the following table illustrates the relationship between revenue and expense categories for the three months ended June 30, 2009 and 2008. These percentages have been rounded to the nearest tenth.

	Percentage of Sales for the Three Months Ended June 30,
	2009	2008
Sales	100.0	100.0
Cost of sales	50.5	53.1
Provision for losses	3.7	5.0
Member benefits	14.4	11.7

Net revenue	31.3	30.2

Membership fees and other income	0.5	0.5

Total operating revenue	31.9	30.7

Salaries and benefits	8.7	8.6
Sales commission and expenses	9.1	7.0
Professional fees	1.2	1.4
Member and merchant marketing expenses	1.1	1.7
Depreciation and amortization	2.4	2.1
General and administrative expenses	5.1	4.6

Total operating expenses	27.7	25.3

Operating income	4.2	5.4

Other expense, net	0.0	0.6

Income before income tax provision	4.2	4.8

Income tax provision	1.8	1.9

Net income	2.3	2.9

Operating Revenues

The following table sets forth for the periods presented sales, components of costs of sales and certain other information for each of our two marketing programs. We use the term “dining credits” to refer to the portion of future member transactions that we purchase. Our Marketing Credits Program contracts include a fee for marketing, customer feedback through member comments and ratings, member feedback and dining rewards programs. We include all components of the Marketing Credits Program, including this fee, in Marketing Credits Program sales and revenues because we analyze our business in this manner. We use the term “merchant” in this discussion to refer to restaurants, bars and clubs. Interest income from the discontinued RCR Loan product is included in the Marketing Credits Program sales for purposes of our income statement.

	For The Three Months Ended June 30,
	2009			2008
	Marketing Credits Program	Marketing Services Program	Total	Marketing Credits Program	Marketing Services Program	Total
Merchant count as of June 30, 2009 and 2008, respectively	5,343	4,854	10,197	6,646	3,123	9,769
Number of qualified transactions	1,396	1,177	2,573	1,724	785	2,509
Average transaction amount	$44.19	$45.53	$44.80	$45.27	$46.75	$45.73

Qualified transaction amount	$61,683	$53,583	$115,266	$78,039	$36,702	$114,741
Sales yield	75.5%	15.0%	47.3%	76.5%	16.3%	57.3%
Sales	$46,546	$8,009	$54,555	$59,723	$6,000	$65,723

Cost of dining credits	$27,279	$—	$27,279	$34,528	$—	$34,528
Processing fee	152	135	287	207	141	348

Total cost of sales	$27,431	$135	$27,566	$34,735	$141	$34,876

Provision for dining credits losses	$2,011	$—	$2,011	$3,259	$—	$3,259

Member benefits	$3,411	$2,677	$6,088	$4,078	$1,530	$5,608
Bonus rewards	351	302	653	694	324	1,018
Partner Commissions	626	513	1,139	755	337	1,092

Total member benefits	$4,388	$3,492	$7,880	$5,527	$2,191	$7,718

Net revenue	$12,716	$4,382	$17,098	$16,202	$3,668	$19,870

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

Ending merchant count as of June 30, 2009 was 10,197 compared to 9,769 as of June 30, 2008, an increase of 4.4%. The increase in total Merchant Count was driven by a 55.4% increase in Marketing Services Program merchants to 4,854 merchants, offset by a 19.6% decrease in Marketing Credits Program merchants to 5,343 merchants. We experienced a shift in the mix of merchants towards Marketing Services Program merchants from Marketing Credits Program merchants as a result of new marketing initiatives and price adjustments in the Marketing Services Program designed to meet the needs of merchants in a difficult economic environment. In addition, more conservative dining credits purchase policies implemented during 2008 and continuing into 2009 led us to purchase fewer dining credits from fewer merchants and caused some merchants to complete the program more quickly than in the past.

We continually evaluate our dining credits purchase policies by monitoring the performance of our dining credits portfolio and observing current economic trends facing the restaurant industry. Beginning in the fourth quarter of 2007 and through the second quarter of 2009, we shortened the usage period of new dining credits by purchasing fewer dining credits from certain merchants as a result of our assessment of the overall economic trends facing the restaurant industry and a decline in consumer spending. Shortening the dining credits usage period for a deal reduces our risk exposure with respect to that deal, but also decreases the revenue that we may realize from that deal and may shorten the period of time the restaurant participates in our program if we are unable to renew the restaurant’s participation in our programs. Based on our analysis of the performance of individual merchants in our dining credits portfolio, we adjusted our dining credits purchasing policies in the second quarter of 2009 to purchase more dining credits from merchants who met certain credit, volume and tenure criteria. Our net dining credits balance as of June 30, 2009 decreased to $56,618 from $75,663 at December 31, 2008 due in part to the decrease in the dining credits net usage period.

Qualified transaction amounts at our participating merchants increased by $525, or 0.5%, to $115,266 for the three months ended June 30, 2009 compared with the same period in prior year. While the number of qualified transactions increased, average transaction amount decreased $0.93, or 2.0%, to $44.80 for the three months ended June 30, 2009 from $45.73 for the three months ended June 30, 2008. While members continued to dine despite the difficult economic climate, they generally spent less than they have in the past and shifted their dining habits from higher price point establishments toward mid and lower price point establishments. In response to changing consumer behavior, we have added more restaurants with lower average price points, which contributed to the decrease in average transaction amount.

Total sales yield decreased to 47.3% for the three months ended June 30, 2009 compared to 57.3% for the three months ended June 30, 2008. The decrease was due to the shift toward the Marketing Services Program, which has lower sales yields, and a decrease in sales yield in both the Marketing Credits and Marketing Services Programs. The Marketing Credits Program sales yield decreased to 75.5% for the three months ended June 30, 2009 compared to 76.5% for the three months ended June 30, 2008. Sales yield for the Marketing Services Program decreased to 15.0% for the three months ended June 30, 2009 from 16.3% for the same period in the prior year as we lowered the pricing of this product to accommodate the needs of merchants in this difficult economic environment.

Sales for the three months ended June 30, 2009 decreased 17.0% as compared with the three months ended June 30, 2008 primarily due to a 22.1% decrease in Marketing Credits Program sales, partially offset by a 33.5% increase in Marketing Services Program sales. Marketing Credits Program sales decreased as a result of fewer Marketing Credits Program merchants participating in our program, due primarily to our conscious decision to become more conservative in our dining credits purchases. Marketing Services Program sales increased as a result of a higher number of Marketing Services Program merchants, but were partially offset by lower sales yield.

Cost of sales decreased to 50.5% of total sales but increased to 58.9% of Marketing Credit Program sales for the three months ended June 30, 2009 compared to 53.1% of total sales and 58.2% of Marketing Credit Program sales for the same period in the prior year. The decrease in cost of sales compared to total sales was due to a shift in mix towards merchants participating in the Marketing Services Program, which has minimal cost of sales. The increase in cost of sales compared to Marketing Credits Program sales was due to shortened usage periods on new Marketing Credits deals. Marketing Credits deals with shorter usage periods typically have a higher cost of sales because we purchase those dining credits at less of a discount. The dining credits net usage period decreased to 6.2 months as of June 30, 2009 from 7.6 months as of June 30, 2008.

The provision for losses decreased to 3.7% of total sales and 4.3% of Marketing Credits Program sales for the three months ended June 30, 2009 compared with 5.0% of total sales and 5.5% of Marketing Credits Program sales for the three months ended June 30, 2008. While the provision for losses decreased period over period the allowance for doubtful accounts as a percentage of the gross dining credits balance increased to 22.3% as of June 30, 2009 from 18.8% as of June 30, 2008 and 21.0% as of December 31, 2008. As we have adopted more conservative dining credits purchasing policies, we have intentionally decreased the portfolio balance by purchasing fewer dining credits. This resulted in an increase in the allowance as a percentage of the total dining credits portfolio asset. We believe that the current reserve balance is appropriate given the increased potential risk of merchant defaults in a challenging economy. The decline in the provision for losses expense is a reflection of our more conservative purchasing policy on portfolio risk because we have purchased fewer dining credits and primarily from merchants who we believe are a lower risk. Net write-offs totaled $5,332 during the three months ended June 30, 2009 as compared to $2,681 during the three months ended June 30, 2008. This increase is primarily due to the timing of write-offs under our write off policy. Write-offs in 2009 largely represent accounts that were funded prior to the changes in our credit policies. The increase in write-offs did not have a material effect on the quarterly provision as these accounts generally were over 90% reserved at the time of write-off.

The provision for both periods included reserves for both our dining credits portfolio and RCR Loan notes. There was a reversal of the provision for loss expense for RCR Loan notes of $75 for the three months ended June 30, 2009 as compared with a provision for loss expense of $229 for the three months ended June 30, 2008. We decided to exit the RCR Loan product effective January 2008, although we continue to service RCR Loan notes that we previously purchased. The reversal of expense was related to the receipt of cash payments from certain RCR Loan merchants for whom specific reserves had been established. The RCR Loan notes receivable, net of allowance for doubtful accounts, was $20 as of June 30, 2009 and $56 as of December 31, 2008.

Member benefits expense, which includes partner commissions and incentive bonus awards paid to members, increased to $7,880, or 14.4% of sales, for the three months ended June 30, 2009 compared with $7,718, or 11.7% of sales, for the three months ended June 30, 2008. The increase in member benefit expense was primarily due to a double rewards promotion of approximately $1,200 incurred by members for qualified dines taking place on Monday, Tuesday or Wednesday, as well as a shift towards Marketing Services Program sales. Member benefit expense for the Marketing Credits Program as a percentage of Marketing Credits

Program sales remained relatively consistent at 9.4% for the three months ended June 30, 2009 as compared with 9.3% for the three months ended June 30, 2008. Member benefit expense for the Marketing Services Program as a percentage of Marketing Services Program sales increased to 43.6% for the three months ended June 30, 2009 from 36.5% for the three months ended June 30, 2008.

Net revenues decreased to $17,098, or 31.3% of sales, during the three months ended June 30, 2009 as compared to $19,870, or 30.2% of sales, during the three months ended June 30, 2008. The decrease in net revenues of $2,772 between periods was due to lower sales, partially offset by lower cost of sales and a lower provision for losses. The increase in net revenues of 1.1% as a percentage of sales was due to the shift in sales mix more towards the Marketing Services Program, lower cost of sales and a lower provision for losses partially offset by an increase in member benefits expense as a percentage of sales. Marketing Services Program merchants generate less sales dollars than a Marketing Credits Program merchant; however Marketing Services Program sales have a higher net revenue percentage than Marketing Credits Program sales.

Membership and other income decreased $40, or 12.6%, for the three months ended June 30, 2009 as compared with the same period in the prior year. The decrease can be primarily attributed to the decline in fee paying members. Beginning in mid-2008, we introduced a new membership program that eliminates fees for certain members.

Operating Expenses

Salaries and benefits decreased $887 or 15.8% to $4,733 for the three months ended June 30, 2009 from $5,620 for the three months ended June 30, 2008 primarily due to reductions in administrative employee head count.

Sales commissions and expenses include sales force salaries and benefits, commissions, travel costs and training. Sales commissions and expenses increased to 9.1% of sales for the three months ended June 30, 2009 compared to 7.0% of sales for the three months ended June 30, 2008 due to an increase in sales commissions, an increase in sales headcount, and higher sales bonus incentive compensation expense while sales were lower in 2009.

Professional fees decreased $230, or 25.8%, to $662 for the three months ended June 30, 2009 as compared to $892 for the three months ended June 30, 2008 primarily as a result of lower legal fees.

Member and merchant marketing expenses decreased $491, or 45.0%, for the three months ended June 30, 2009 compared with the same period in the prior year as we migrated away from using outside marketing agencies and towards internal resources to perform marketing functions. While our marketing expenses have decreased by nearly a half, the total qualified transactions and active members have remained consistent between periods.

Depreciation and amortization costs decreased $87, or 6.2%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 as our investments in technology supporting the automation of internal processes and general information technology investments mature.

General and administrative expenses decreased $214, or 7.1%, for the three months ended June 30, 2009 compared to with the same period in the prior year. The decrease was primarily due to a decrease in administrative employee travel expense, a decrease in rent and other office expenses and lower general corporate insurance premiums.

Other Income and Expense

Interest and other income decreased $125 to $5 for the three months ended June 30, 2009 compared with the same period in the prior year as a result of lower cash and cash equivalent balances due to the repurchase of our convertible subordinated debentures throughout 2008. Interest expense and financing costs decreased $540 to $20 as a result of the purchase of the remaining convertible subordinated debentures during 2008 as discussed below under Liquidity and Capital Resources.

Income tax provision

Our effective tax rate for three months ended June 30, 2009 was 43.7% compared with 39.1% for the three months ended June 30, 2008. The increase primarily related to an increase in taxable income in states with higher income tax rates as well as other adjustments.

Net income

Net income was $1,280 for the three months ended June 30, 2009 compared with $1,909 for the three months ended June 30, 2008. The decrease between periods was primarily due to lower sales, partially offset by lower operating expenses.

On July 6, 2009, we completed the one-for-three reverse split of our common stock, in which every three shares of our common stock was exchanged for one share of our common stock. Our common stock began trading at the market opening on July 7, 2009 on a split-adjusted basis. As a result of the reverse stock split, as of June 30, 2009 we had 8,717 shares of common stock outstanding.

On a split-adjusted basis, basic weighted average number of shares outstanding decreased to 8,912 for the three months ended June 30, 2009 compared to 9,055 for the same period in the prior year. Diluted weighted average shares outstanding decreased to 8,948 for the three months ended June 30, 2009 compared to 9,104 for the same period in the prior year. The decrease in basic and diluted weighted average number of shares outstanding was due to the repurchase of 442 shares, partially offset by the issuance of shares upon the vesting of restricted stock unit awards and the distribution of deferred shares to the Board of Directors as compensation for serving on the Board of Directors.

RESULTS OF OPERATIONS – COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

As a means of explaining our operations and results, the following table illustrates the relationship between revenue and expense categories for the six months ended June 30, 2009 and 2008. These percentages have been rounded to the nearest tenth.

	Percentage of Sales for the Six Months Ended June 30,
	2009	2008
Sales	100.0	100.0
Cost of sales	51.8	52.5
Provision for losses	5.0	4.4
Member benefits	12.7	12.1

Net revenue	30.5	31.0

Membership fees and other income	0.5	0.5

Total operating revenue	31.0	31.6

Salaries and benefits	8.7	8.7
Sales commission and expenses	9.3	7.9
Professional fees	1.2	1.2
Member and merchant marketing expenses	1.2	1.6
Depreciation and amortization	2.6	2.2
General and administrative expenses	5.1	5.2

Total operating expenses	28.1	26.9

Operating income	2.9	4.7

Other expense, net	0.1	0.5

Income before income tax provision	2.9	4.2

Income tax provision	1.8	1.7

Net income	1.1	2.5

Operating Revenues

The following table sets forth for the periods presented our sales, components of our costs of sales and certain other information for each of our two marketing programs.

	For the Six Months Ended June 30,
	2009			2008
	Marketing Credits Program	Marketing Services Program	Total	Marketing Credits Program	Marketing Services Program	Total
Merchant count as of June 30, 2009 and 2008, respectively	5,343	4,854	10,197	6,646	3,123	9,769
Number of qualified transactions	2,894	2,040	4,934	3,245	1,561	4,806
Average transaction amount	$43.33	$45.48	$44.22	$46.08	$46.21	$46.12

Qualified transaction amount	$125,384	$92,773	$218,157	$149,526	$72,133	$221,659
Sales yield	75.3%	15.2%	49.8%	75.5%	16.4%	56.3%
Sales	$94,465	$14,080	$108,545	$112,958	$11,828	$124,786

Cost of dining credits	$55,757	$—	$55,757	$64,866	$—	$64,866

Processing fee	289	215	504	406	223	629

Total cost of sales	$56,046	$215	$56,261	$65,272	$223	$65,495
Provision for losses	$5,438	$—	$5,438	$5,484	$—	$5,484

Member benefits	$6,159	$4,206	$10,365	$8,112	$3,114	$11,226
Bonus rewards	658	484	1,142	1,391	675	2,066
Partner Commissions	1,305	922	2,227	1,216	560	1,776

Total member benefits	$8,122	$5,612	$13,734	$10,719	$4,349	$15,068

Net revenue	$24,859	$8,253	$33,112	$31,483	$7,256	$38,739

Ending merchant count as of June 30, 2009 was 10,197 compared to 9,769 as of June 30, 2008, an increase of 4.4% As discussed further above, the increase in total Merchant Count was driven by a 55.4% increase in Marketing Services Program merchants to 4,854 merchants offset by a 19.6% decrease in Marketing Credits Program merchants to 5,343 merchants.

Qualified transaction amounts at our participating merchants decreased $3,502, or 1.6%, to $218,157 for the six months ended June 30, 2009 compared to the same period in the prior year as a result of the decrease in the average transaction amount. Although the number of qualified transactions increased 128 or 2.7% for the six months ended June 30, 2009 compared to the same period in the prior year, the average transaction amount decreased $1.90, or 4.1%, to $44.22 for the six months ended June 30, 2009 from $46.12 for the same period in the prior year. While members continued to dine despite the difficult economic climate, they generally spent less than they have in the past and shifted their dining habits from higher price point establishments toward mid and lower price point establishments. In response to changing consumer behavior, we have added more restaurants with lower average price points, which contributed to the decrease in average transaction amount.

Total sales yield decreased to 49.8% for the six months ended June 30, 2009 compared to 56.3% for the same period in the prior year mainly due to a higher proportion of merchants participating in the Marketing Services Program as well as a decrease in sales yield of the Marketing Services Program. Sales yield for the Marketing Services Program decreased to 15.2% during the six months ended June 30, 2009 from 16.4% for the same period in the prior year as we lowered the pricing of this product to accommodate the needs of merchants in this difficult economic environment. The Marketing Credits Program sales yield decreased slightly to 75.3% during the six months ended June 30, 2009 compared to 75.5% in the same period in the prior year.

Sales for the six months ended June 30, 2009 decreased 13.0% as compared with the same period in the prior year primarily due to a 16.4% decrease in Marketing Credits Program sales, partially offset by a 19.0% increase in Marketing Services Program Sales.

Marketing Credits Program sales decreased as a result of fewer Marketing Credits Program merchants participating in our program, due primarily to our conscious decision to become more conservative in our dining credits purchases, as well as a decline in average transaction amount. Marketing Services Program sales increased as a result of a higher number of Marketing Services Program merchants, but were partially offset by a decline in average transaction amount and product price decreases.

Cost of sales decreased to 51.8% of total sales and increased to 59.3% of Marketing Credit Program sales for the six months ended June 30, 2009 compared to 52.5% of total sales and 57.8% of Marketing Credit Program sales for the same period in the prior year. The decrease in cost of sales compared to total sales was due to a shift in mix towards merchants participating in the Marketing Services Program, which have minimal cost of sales. The increase in cost of sales compared to Marketing Credits Program sales was due to shortened usage periods on new Marketing Credits deals. Marketing Credits deals with shorter usage periods typically have a higher cost of sales because we purchase those dining credits at less of a discount. The dining credits net usage period decreased to 6.2 months as of June 30, 2009 from 7.6 months as of June 30, 2008.

The provision for losses increased to 5.0% of total sales and to 5.8% of Marketing Credits Program sales for the six months ended June 30, 2009 compared with 4.4% of total sales and 4.9% of Marketing Credits Program sales for the same period in the prior year. The allowance for doubtful accounts as a percentage of the gross dining credits balance also increased to 22.3% as of June 30, 2009 as compared to 18.8% as of June 30, 2008. While we have adopted more conservative dining credits purchasing policies, we have also increased our reserves against the dining credits portfolio. The increase in the provision for losses is due to the calculation following our loss reserve methodology, which was refined during the second quarter of 2008, as discussed above under Critical Accounting Policies and Estimates. We believe that the reserve balance is appropriate given the increased potential risk of merchant defaults in a challenging economy. Net write-offs totaled $9,726 during the six months ended June 30, 2009 as compared to $7,424 during the same period in the prior year. This increase is primarily due to the timing of write-offs under our write-off policy. Write-offs in 2009 largely represent accounts that were funded prior to our changes in credit policy.

The provision for both periods included reserves for both our dining credits portfolio and RCR Loan notes. There was a reversal of the provision for loss expense for RCR Loan notes of $24 for the six months ended June 30, 2009 as compared to a provision of loss expense of $627 for the six months ended June 30, 2008. We decided to exit the RCR Loan product effective January 2008, although we continue to service RCR Loan notes that we previously purchased. The reversal of expense was related to the receipt of cash payments from certain RCR Loan merchants for whom specific reserves had been established.

Member benefits expense decreased to $13,734 or 12.7% of sales for the six months ended June 30, 2009 compared with $15,068, or 12.1% of sales for the same period in the prior year. The increase in member benefit expense as a percentage of sales was primarily due to a double rewards promotion of approximately $1,200 incurred by members for qualified dines taking place on Monday, Tuesday or Wednesday and a shift towards Marketing Services Program sales, partially offset by a decrease of $1,378 in an expense recorded relating to our minimum purchase obligations with various partners. Member benefit expense for the Marketing Credits Program as a percentage of Marketing Credits Program sales was 8.6% for the six months ended June 30, 2009 as compared with 9.5% for the same period in the prior year. Member benefit expense for the Marketing Services Program as a percentage of Marketing Services Program sales increased to 39.9% for the six months ended June 30, 2009 from 36.8% for the same period in the prior year as a result of the double promotions offered during the second quarter of 2009.

Net revenues decreased to $33,112, or 30.5% of sales during the six months ended June 30, 2009 as compared to $38,739 or 31.0% of sales during the same period in the prior year. The decrease in net revenues of $5,627 was mainly due to a decrease in sales offset by a decrease in cost of sales driven by the overall shift in sales mix towards the Marketing Services Program. Marketing Services Program merchants generate less sales dollars than a Marketing Credits Program merchant; however Marketing Services Program sales have a higher net revenue percentage than Marketing Credits Program sales.

Membership and other income decreased $126 or 18.8% for the six months ended June 30, 2009 compared with the same period in the prior year. The decrease can be primarily attributed to the decline in fee paying members and the impact of an earn-your-dues dining program in which members earn their annual fees through the reduction of their cash back rewards savings. Beginning in mid-2008, we introduced a new membership program that eliminated annual fees.

Operating Expenses

Salaries and benefits decreased $1,414, or 13.0%, to $9,450 for the six months ended June 30, 2009 from $10,864 for the same period in the prior year primarily due to reductions in administrative employee head count.

Sales commissions and expenses increased to 9.3% of sales for the six months ended June 30, 2009 compared to 7.9% of sales for the same period in the prior year due to an increase in sales headcount, an increase in sales commissions and higher sales bonus incentive compensation expense while sales were lower in 2009.

Professional fees decreased $253, or 16.7%, to $1,260 for the six months ended June 30, 2009 as compared to $1,513 for the same period in the prior year, primarily attributed to lower legal fees.

Member and merchant marketing expenses decreased $750 or 37.0% for the six months ended June 30, 2009 compared with the same period in the prior year as we continue to migrate our marketing efforts away from direct print mail and focus on more cost efficient email marketing. While our member and merchant marketing expense decreased by a third, the total qualified transactions and active members have remained consistent between periods.

Depreciation and amortization costs increased slightly by $28 or 1.0% for the six months ended June 30, 2009 compared to the same period in the prior year as we continue to invest in the development of our websites, technology investments supporting the automation of internal processes, and general information technology investments.

General and administrative expenses decreased $964 or 14.8% for the six months ended June 30, 2009 compared to the same period in the prior year. The decrease was primarily due to a decrease in stock compensation expense relating to restricted stock unit awards for our Board of Directors as well as a decrease in rent, other office and administrative employee travel expense. During the six months ended June 30, 2008 an expense of $724 was recorded due to the accelerated vesting of restricted stock units for our Board of Directors. No such expense related to the accelerated vesting of restricted stock units was recorded during the six months ended June 30, 2009.

Other Income and Expense

Interest and other income decreased $388 to $10 for the six months ended June 30, 2009 compared with the same period in the prior year as a result of lower cash and cash equivalent balances due to the repurchase of our convertible subordinated debentures throughout 2008. Interest expense and financing costs decreased $1,096 to $60 due to a decrease in interest expense recorded for our convertible subordinate debentures as a result of our purchase of the remaining convertible subordinated debentures in 2008 as discussed below under Liquidity and Capital Resources. In addition, we recorded a gain of $128 relating to the purchase of outstanding convertible subordinated debentures during the six months ended June 30, 2008.

Income tax provision

Our effective rate for the six months ended June 30, 2009 was 62.8% compared with 40.9% for the same period in the prior year. The income tax provision for the six months ended June 30, 2009 included a tax expense of $573, or $0.06 per share, relating to the distribution of employee and director stock awards during the three months ended March 31, 2009. We previously recognized a tax benefit relating to such distributions based on the fair value at the date of grant. Upon distribution of the shares, the tax benefit is limited to the fair value of the awards at the date of distribution. As such, we recorded additional tax expense equal to the amount of the deferred tax asset from the cumulative compensation cost that exceeded the actual tax benefit previously recorded.

Net income

Net income was $1,167 for the six months ended June 30, 2009 compared with $3,067 for the same period in the prior year. The decrease in net income between periods was primarily due to lower sales, partially offset by lower operating expenses.

Basic weighted average number of shares outstanding decreased to 9,033 for the six months ended June 30, 2009 compared to 9,045 for the same period in the prior year. Diluted weighted average shares outstanding decreased to 9,094 for the six months ended June 30, 2009 compared to 9,131 for the same period in the prior year primarily due to the repurchase of 442 shares, partially offset by the issuance of shares upon the vesting of restricted stock unit awards and the distribution of deferred shares to the Board of Directors as compensation for serving on the Board of Directors.

LIQUIDITY AND CAPITAL RESOURCES

General

Cash and cash equivalents were $21,014, as of June 30, 2009, an increase of $12,006 from December 31, 2008. During the six months ended June 30, 2009, net cash provided by operating activities was $17,917 compared to net cash provided by operating activities of $14,292 during the six months ended June 30, 2008. Net cash provided by operating activities during the six month ended June 30, 2009 was primarily due to a decrease in the dining credits portfolio and net income.

Net cash used in investing activities was $1,506 and $2,412 for the six months ended June 30, 2009 and 2008, respectively, from our investments in capital expenditures. Capital expenditures consisted principally of continued development of our websites, investments in technology supporting the automation of internal processes and sales force productivity, and general information technology investments.

Net cash used in financing activities for the six months ended June 30, 2009 was $4,138 due to the repurchase of a portion of our common stock at an average price of $9.33 on a split adjusted basis. As announced on April 22, 2009, the Board of Directors authorized the repurchase of up to $5,000 of common stock. Net cash used in financing activities for the six months ended June 30, 2008 was $1,963 due to the purchase of a portion of our outstanding convertible subordinated debentures.

We intend to continue to use our cash to purchase dining credits while strictly adhering to our purchasing and credit policies because we believe that investing in this portfolio will contribute to long-term, profitable growth. We intend to continue investing in capital expenditures to support member and merchant marketing, customer feedback through member comments and ratings, improving our sales force productivity, security and privacy controls, internal processes and operating efficiency

Convertible Subordinated Debentures

On October 15, 2003, we completed a private placement of $70,000 principal amount of our 3.25% Convertible Subordinated Debentures with a final maturity date of October 15, 2023. The net proceeds from the offering were $67,500 and the issuance costs of $2,500 were amortized over five years. The debentures bore interest at 3.25% per annum, payable on April 15 and October 15 of each year. Holders of the debentures could have required us to repurchase for cash all or part of the debentures on October 15, 2008, October 15, 2013 and October 15, 2018 or upon change of control at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. During 2007, we purchased $15,000 of the convertible subordinated debentures for $14,150 and during 2008 we purchased the remaining $55,000 for $54,734. All amounts were funded from our cash and cash equivalents balances. As of June 30, 2009 and December 31, 2008, we had no outstanding convertible subordinated debentures.

Contractual Obligations and Commitments

We lease facilities under long-term operating leases. These contractual obligations entered into in the ordinary course of business are not required to be reflected in our consolidated balance sheets, but may impact our liquidity. The following table sets forth our future minimum lease payments under non-cancelable operating leases, long-term debt and other contractual obligations and commitments at June 30, 2009:

	Payments Due by Period
Contractual Obligations and Commitments	Total	Remaining two quarters of 2009	2010	2011	2012	2013	Thereafter
Vendor contracts	$26,798	$9,158	$11,600	$5,500	$360	$180	$—
Operating leases	3,435	692	1,278	852	413	200	—
Revolving credit facility	266	63	125	78	—	—	—

Total	$30,499	$9,913	$13,003	$6,430	$773	$380	$—

Revolving Line of Credit

On November 6, 2007, we entered into a $25,000 senior secured revolving credit facility with RBS Business Capital (the “Lender”). We amended this credit facility on August 11, 2008 to, among other matters, increase the amount we may borrow under the credit facility to a maximum of $40,000. The facility was further amended on June 1, 2009, to carve out the $5,000 stock repurchase from covenant testing, redefine certain covenants and revised the facilities unused line fees. The Lender has committed to $25,000 under the credit facility and has the ability to seek commitments for the additional $15,000 from other financial institutions. The maturity date of the credit facility is August 11, 2011. The credit facility is secured by substantially all of our assets. Up to $1,000 of the facility can be used for letters of credit. The interest rates under the credit facility vary and are based on the Lender’s prime rate and/or LIBOR. The amount we may borrow is based on the amount of our accounts receivable and dining credits, as determined under the credit facility. Advances under the credit facility are subject to certain conditions precedent, including the accuracy of certain representations and warranties and the absence of any default or unmatured default. We may use advances for working capital, capital expenditures, permitted acquisitions and for other purposes described in the credit facility.

The credit facility has financial covenants that we will maintain a minimum ratio of debt to cash flow, fixed charges to borrowed amounts and certain ratios related to our dining credits portfolio. The credit facility contains customary representations, warranties and covenants and includes customary events of default, including a change of control provision. We can offer no assurances that we will be in compliance with all conditions precedent and all representations and warranties at a time when we would like to borrow under the credit facility. Further, we may not be able to borrow the full amount under the credit facility if our dining credits portfolio or adjusted earnings before interest expense, income taxes, depreciation and amortization, as defined in the credit facility, decreases substantially. These limitations currently apply as a result of the size of our dining credits portfolio. At June 30, 2009, approximately $19,100 was available under the terms of the credit facility. The amount of availability under the credit facility may be further limited if we become more conservative in our dining credits purchases in light of current economic conditions and the performance of restaurants on our program or if our earnings decline.

We do not currently have any borrowings outstanding under this credit facility and we were in compliance with all of the covenants under this facility as of June 30, 2009.

Dining Credits

Net dining credits less accounts payable—dining credits was $52,666 at June 30, 2009, a decrease of $17,916 from December 31, 2008. Accounts payable-dining credits represent the unfunded portion of the total commitments. The decrease between periods in dining credits funded is due primarily to a decline in the purchases of new dining credits on a per merchant basis as well as a decline in Marketing Credits Program merchants. As previously discussed, during the fourth quarter of 2007 we implemented more conservative dining credits purchasing policies aimed at reducing the amount of dining credits we purchase from each merchant, which lowers the average usage period of the dining credits portfolio. We became even more conservative in our dining credits purchasing policies in the last quarter of 2008 and we continued to adhere to these more conservative policies during the first half of 2009. Based on our analysis of the performance of individual merchants in our dining credits portfolio, we adjusted our dining credits purchasing policies in the second quarter of 2009 to purchase more dining credits from merchants who met certain credit, volume and tenure criteria. As we identify merchants who meet our credit guidelines we have ample liquidity to grow the dining credits portfolio. We believe that the purchase of future dining credits can generally be funded from cash generated from operations or from the utilization of our revolving credit facility.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles”, which replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Codification does not change GAAP but reorganizes the literature. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. We will begin to use the Codification when referring to GAAP in our financial statements for the third quarter of 2009. This will not have an impact on our financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates is limited to the exposure related to our revolving credit facility which is tied to market rates. Our revolving credit facility is tied to the Eurodollar rate, which is basically LIBOR, plus an applicable rate. The Eurodollar rate is subject to interest rate risk. However, as of June 30, 2009, there was no outstanding amount under this revolving credit facility.

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

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer

The following table provides information about our repurchases of our common stock during the three months ended June 30, 2009 (all share amounts have been adjusted to reflect the reverse one-for-three stock split effective July 6, 2009 and all amounts in thousands except average price per share):

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – April 30, 2009	177	$9.75	177	$3,274
May 1 – May 31, 2009	264	$9.02	441	$893
June 1 – June 30, 2009	2	$10.74	443	$872

Total	443	$9.33	443	$872

(1)	Includes shares that may yet be repurchased by us pursuant to a stock repurchase program approved by our Board of Directors and announced on April 22, 2009 that authorizes us to repurchase up to $5,000 of our outstanding common stock. The stock repurchase authorization does not have an expiration date and may be limited, suspended or terminated at any time without prior notice. Shares may be purchased from time to time on the open market or through private transactions, pursuant to Rule 10b5-1 trading plans or other available means. Repurchases may occur depending on market conditions and other factors. The purchases will be funded from cash and cash reserves and repurchased shares will be deposited into treasury and retained for possible future use.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) Meeting of Stockholders

Our annual meeting of stockholders was held on June 11, 2009.

(b) Election of Directors

At our annual meeting of stockholders, the stockholders elected the following persons to the Board of Directors: (1) Donald J. Liebentritt, (2) Ronald L. Blake, (3) Raymond A. Gross, (4) F. Philip Handy (5) Marc C. Particelli, (6) Michael J. Soenen, (7) Mark R. Sotir

(c) Matters Voted Upon

(i)	The stockholders voted as follows with respect to the election of the seven (7) directors (shares in thousands):

Donald J. Liebentritt

For	8,453
Withheld/Against	95
Exceptions/Abstain	—

Total shares voted	8,548
Broker no vote	593

Total shares eligible to vote	9,141

Ronald L. Blake

For	8,454
Withheld/Against	94
Exceptions/Abstain	—

Total shares voted	8,548
Broker no vote	593

Total shares eligible to vote	9,141

Raymond A. Gross

For	8,453
Withheld/Against	95
Exceptions/Abstain	—

Total shares voted	8,548
Broker no vote	593

Total shares eligible to vote	9,141

F. Philip Handy

For	8,444
Withheld/Against	104
Exceptions/Abstain	—

Total shares voted	8,548
Broker no vote	593

Total shares eligible to vote	9,141

Marc C. Particelli

For	8,511
Withheld/Against	37
Exceptions/Abstain	—

Total shares voted	8,548
Broker no vote	593

Total shares eligible to vote	9,141

Michael J. Soenen

For	8,461
Withheld/Against	87
Exceptions/Abstain	—

Total shares voted	8,548
Broker no vote	593

Total shares eligible to vote	9,141

Mark R. Sotir

For	8,456
Withheld/Against	92
Exceptions/Abstain	—

Total shares voted	8,548
Broker no vote	593

Total shares eligible to vote	9,141

(ii)	The stockholders also voted to approve an amendment to the Certificate of Incorporation to effect a reverse stock split, pursuant to which the existing shares of common stock would be combined into new shares of common stock at an exchange ratio of one-for-three. The stockholders voted as follows with respect to approval of this amendment to the Certificate of Incorporation (shares in thousands):

For	8,399
Withheld/Against	147
Exceptions/Abstain	2

Total shares voted	8,548
Broker no vote	0
Total shares eligible to vote	8,548

(iii)	The stockholders also voted to approve an amendment to the Certificate of Incorporation to reduce the total number of authorized shares of common stock from seventy million to twenty-five million. The stockholders voted as follows with respect to approval of this amendment to the Certificate of Incorporation (shares in thousands):

For	8,417
Withheld/Against	124
Exceptions/Abstain	7
Total shares voted	8,548
Broker no vote	0
Total shares eligible to vote	8,548

(iv)	The stockholders also voted to ratify the appointment of our independent registered accounting firm for 2008. The stockholders voted as follows with respect to the ratification of the appointment of our independent registered accounting firm for 2008 (shares in thousands):

For	8,417
Withheld/Against	25
Exceptions/Abstain	106
Total shares voted	8,548
Broker no vote	0

Total shares eligible to vote	8,548

Item 6.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	Amendment to Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 3.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 333-111390), filed on July 6, 2009.

3.3	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.1	Rewards Network Inc. 2009 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on April 3, 2009.

10.2	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on April 3, 2009.

10.3	Amended and Restated United Mileage Plus® Participation Agreement, dated as of January 1, 2009, between Rewards Network Establishment Services Inc. and UAL Loyalty Services, LLC is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 22, 2009. Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

10.4	Second Amendment to Loan and Security Agreement, dated as of June 1, 2009, between Rewards Network Inc. and each of its domestic subsidiaries signatory thereto and RBS Business Capital is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on June 4, 2009.

10.5*	Amendment to Relationship Agreement, dated as of August 3, 2009, between Rewards Network Establishment Services Inc. and Upromise, Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REWARDS NETWORK INC.

August 6, 2009	/s/ CHRISTOPHER J. LOCKE
Christopher J. Locke Senior Vice President and Chief Financial Officer (Principal Financial Officer and on behalf of the registrant)

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	Amendment to Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 3.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 333-111390), filed on July 6, 2009.

3.3	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.1	Rewards Network Inc. 2009 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on April 3, 2009.

10.2	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on April 3, 2009.

10.3	Amended and Restated United Mileage Plus® Participation Agreement, dated as of January 1, 2009, between Rewards Network Establishment Services Inc. and UAL Loyalty Services, LLC is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 22, 2009. Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

10.4	Second Amendment to Loan and Security Agreement, dated as of June 1, 2009, between Rewards Network Inc. and each of its domestic subsidiaries signatory thereto and RBS Business Capital is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on June 4, 2009.

10.5*	Amendment to Relationship Agreement, dated as of August 3, 2009, between Rewards Network Establishment Services Inc. and Upromise, Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer