Form 10-Q
period 2009-09-30
REWARDS NETWORK INC
filed 2009-11-05
CIK 78536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

As of November 3, 2009, there were 8,717,735 shares of the registrant’s common stock, par value $0.02 per share, outstanding.

INDEX

REWARDS NETWORK INC. AND SUBSIDIARIES

REWARDS NETWORK INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,923	$9,008
Accounts receivable, net of allowance for doubtful accounts of $2,196 and $3,134, respectively	4,514	5,986
Dining credits, net of allowance for doubtful accounts of $13,714 and $20,064, respectively	55,125	75,663
Deferred income taxes	6,107	10,379
Prepaid expenses	1,466	1,411
Income taxes receivable	5,063	1,411

Total current assets	99,198	103,858
Property and equipment, net of accumulated depreciation and amortization of $29,120 and $24,996, respectively	8,734	10,540
Other assets	284	406
Goodwill	8,117	8,117
Deferred income taxes	-	895

Total assets	$116,333	$123,816

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable—dining credits	$3,889	$5,081
Accounts payable—member benefits	5,860	6,839
Accounts payable—trade	1,409	1,897
Accrued compensation	3,107	4,091
Other current liabilities	1,703	2,774
Deferred membership fee income	414	651
Litigation and related accruals	-	3,164

Total current liabilities	16,382	24,497
Deferred income taxes	119	-

Total liabilities	16,501	24,497

Stockholders’ equity:
Common stock, par value $0.02 per share; authorized 25,000 shares; issued 9,149 and 9,043 respectively; outstanding 8,717 and 9,001 shares, respectively	183	542
Additional paid-in capital	68,658	67,870
Accumulated other comprehensive income:
Foreign currency translation, net of income taxes	285	231
Retained earnings	34,728	31,654
Treasury stock, at cost (431 and 42 shares, respectively)	(4,022)	(978)

Total stockholders’ equity	99,832	99,319

Total liabilities and stockholders’ equity	$116,333	$123,816

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating revenues:

Sales	$52,784	$62,442	$161,329	$187,228
Cost of sales	25,538	33,246	81,799	98,741
Provision for losses	1,811	2,949	7,249	8,433
Member benefits	8,164	7,926	21,898	22,994

Total direct expenses	35,513	44,121	110,946	130,168

Net revenue	17,271	18,321	50,383	57,060
Membership fees and other income	261	308	804	977

Total operating revenues	17,532	18,629	51,187	58,037

Operating expenses:
Salaries and benefits	4,749	5,414	14,199	16,278
Sales commissions and expenses	4,932	4,921	15,025	14,784
Professional fees	546	836	1,806	2,349
Member and merchant marketing	637	978	1,912	3,003
Depreciation and amortization	1,233	1,246	4,051	4,036
General and administrative	2,454	3,150	8,024	9,684

Total operating expenses	14,551	16,545	45,017	50,134

Operating income	2,981	2,084	6,170	7,903

Other income (expense):
Interest income	7	229	17	627
Interest expense and financing costs	(22)	(446)	(82)	(1,602)
Gain on extinguishment of convertible subordinate debentures	-	138	-	266

Income before income tax provision	2,966	2,005	6,105	7,194

Income tax provision	1,059	513	3,031	2,635

Net income	$1,907	$1,492	$3,074	$4,559

Earnings per share of common stock:
Basic	$0.22	$0.16	$0.34	$0.50

Diluted	$0.21	$0.16	$0.34	$0.50

Weighted average number of common and common equivalent shares outstanding:
Basic	8,764	9,067	8,941	9,052

Diluted	8,924	9,152	9,119	9,148

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30, (Unaudited)
	2009	2008
Cash flows from operating activities:
Net income	$3,074	$4,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,051	4,036
Amortization of deferred financing costs	-	259
Provision for losses	7,249	8,433
Stock-based compensation	1,208	1,686
Deferred income taxes	5,286	186
Gain on extinguishment of convertible subordinated debentures	-	(266)
Changes in assets and liabilities:
Accounts receivable	43	4,165
Dining credits including accounts payable—dining credits	13,675	2,021
Prepaid expenses	(55)	395
Income taxes receivable	(3,644)	2,101
Other assets	154	(351)
Accounts payable—member benefits	(989)	540
Accounts payable—trade	(746)	443
Accrued compensation	(989)	2,470
Other liabilities	(520)	(1,335)
Deferred membership fee income	(237)	(106)
Litigation and related accruals	(3,164)	(2,877)

Net cash provided by operating activities	24,396	26,359

Cash flows from investing activities:
Additions to property and equipment	(2,275)	(3,607)

Net cash used in investing activities	(2,275)	(3,607)

Cash flows from financing activities:
Tax benefit from the exercise of stock options	-	5
Proceeds from the exercise of stock options	13	107
Purchase of convertible subordinated debentures	-	(39,870)
Common stock repurchased	(4,138)	-

Net cash used in financing activities	(4,125)	(39,758)

Effect of exchange rate on cash and cash equivalents	(81)	(54)

Net increase (decrease) in cash and cash equivalents	17,915	(17,060)
Cash and cash equivalents:
Beginning of the period	9,008	35,517

End of the period	$26,923	$18,457

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$1,263

Income taxes	$1,670	$1,421

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except per share data)

Note 1 – Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these interim financial statements in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments that are of a normal recurring nature necessary to fairly present the unaudited condensed consolidated financial position of Rewards Network Inc. and its subsidiaries (collectively, the “Company”) at September 30, 2009, unaudited condensed consolidated statements of income of the Company for the three and nine months ended September 30, 2009 and 2008 and unaudited condensed consolidated statements of cash flows of the Company for the nine months ended September 30, 2009 and 2008 have been made. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through November 5, 2009, the date of filing of the consolidated financial statements with the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 12, 2009. The condensed consolidated balance sheet as of December 31, 2008 is derived from the Company’s audited consolidated financial statements.

The Company operates the leading dining rewards programs in North America by marketing its participating restaurants to members of these programs and by providing incentives to members to dine at these restaurants. In addition to operating the dining rewards program of leading airline frequent flyer programs, clubs and other affinity organizations, the Company offers its own dining rewards program, iDine®, at www.idine.com. In 2009, the Company is celebrating its 25th year in business.

The Company primarily offers two programs to restaurants — the Marketing Services Program and the Marketing Credits Program. In both the Marketing Credits Program and Marketing Services Program, the Company markets participating restaurants principally through its internet, email and mobile smartphone applications as well as various social media outlets. The Company’s programs are designed to increase the frequency of dining and the amount spent by members at participating restaurants by providing incentives to dine at these restaurants, including airline miles, college savings rewards, reward program points, and cash back benefits. As members spend more at participating restaurants, the amount of incentives they receive for dining increases. The Company also offers reporting and customer feedback to participating restaurants and provides aggregate data regarding members’ activity and feedback through comments and ratings gathered from surveys. For restaurants that participate in the Marketing Credits Program, in addition to providing marketing, incentives and reporting, the Company purchases a portion of future member transactions in advance and at a discount. These merchants are typically seeking additional liquidity. Bars and clubs also participate in the Company’s programs, and for purposes of describing its business, are included when the terms “restaurants” or “merchants” are used.

The Company recognizes revenue only if a member dines at a participating restaurant when rewards are available and pays using a credit or debit card (also referred to as a payment card) that the member has registered with the Company. The Company’s revenue is equal to a percentage of the member’s total dining transaction. These revenues are applied to recover the Company’s costs where the Company has purchased a portion of future member transactions; provide rewards to members; cover its selling, marketing, general and administrative expenses; and generate operating income that provides a return for its stockholders.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Shares of our common stock are traded on the NASDAQ under the symbol DINE.

On June 11, 2009, the Company’s stockholders approved a one-for-three reverse stock split of the Company’s common stock, which became effective on July 6, 2009. As a result of the reverse stock split, each three shares of common stock were combined into one share of common stock. In addition, on June 11, 2009, the Company stockholders authorized a reduction in the number of authorized shares of the Company’s common stock from 70,000 to 25,000. All share and per share data has been adjusted to reflect the reverse one-for-three stock split except for the par value of common stock. This stock split resulted in a reduction of 18,273 shares issued and was accounted for by the transfer of $365 from common stock to additional paid in capital.

Note 2 – Certain Relationships and Related Party Transactions (square footage not in thousands)

On May 5, 2003, the Company entered into an office lease agreement, which was amended on May 8, 2006 and August 24, 2006, with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, a limited partnership comprised in part of certain trusts. Samstock, L.L.C., the Company’s largest stockholder, is indirectly owned by these trusts. The trustee of these trusts is Chai Trust Company, L.L.C., and Donald J. Liebentritt, the Chairman of the Company’s Board of Directors, is President of Chai Trust Company, L.L.C. The lease, as amended, provides for 28,721 square feet of office space at Two North Riverside Plaza, Chicago, Illinois and has a term from September 1, 2003 through August 31, 2011. The Company paid rent of $139 and $135 for the three months ended September 30, 2009 and 2008, respectively and $413 and $403 for the nine months ended September 30, 2009 and 2008, respectively.

The Company has entered into two storage space lease agreements with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, one dated November 2, 2005 and one dated October 22, 2003. The leases provide for an aggregate of 1,171 square feet of storage space at Two North Riverside Plaza, Chicago, Illinois. The term of both leases is month-to-month. The Company paid rent of $5 and $6 for the three months ended September 30, 2009 and 2008 respectively and $21 and $17 for the nine months ended September 30, 2009 and 2008, respectively.

The future minimum lease obligations for the above leases are as follows:

Remaining quarter of 2009	$141
Year ending December 31, 2010	569
Year ending December 31, 2011	386

Total minimum lease payments	$1,096

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

	Balance at December 31, 2007	Amounts Paid	Reclassification	Interest Expense	Balance at December 31, 2008	Amounts Paid	Adjustments	Interest Expense	Balance at September 30, 2009
Expense for Class	$2,849	$(1,631)	$(30)	$107	$1,295	$(1,247)	$(56)	$8	$-
Related legal and administrative expenses	3,261	(1,626)	117	117	1,869	(1,866)	(14)	11	-

Total litigation and related expenses	$6,110	$(3,257)	$87	$224	$3,164	$(3,113)	$(70)	$19	$-

Note 4 – Basic and Diluted Net Income per Share

Basic and diluted net income per share was computed by dividing net income available to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding for each period presented. Weighted average shares of common stock equivalents relating to the Company’s convertible subordinated debentures of 603 for the three months ended September 30, 2008 and 870 for the nine months ended September 30, 2008 were excluded as their effect would have been anti-dilutive.

For periods with potentially dilutive securities, incremental shares and adjustments to net income are determined using the “if converted” and treasury stock method as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$1,907	$1,492	$3,074	$4,559

Weighted average number of shares of common stock and common stock equivalents outstanding
Basic	8,764	9,067	8,941	9,052
Stock options and restricted stock	160	85	178	96

Diluted	8,924	9,152	9,119	9,148

Earnings per share
Basic	$0.22	$0.16	$0.34	$0.50

Diluted	$0.21	$0.16	$0.34	$0.50

Note 5 – Business and Credit Concentrations

As of September 30, 2009, the Company had contracts or relationships with eight major airlines that offer frequent flyer miles or credits as rewards. Members of each of the Upromise Inc., United Air Lines and American Airlines Inc. programs represented 10% or more of the Company’s sales for the three and nine months ended September 30, 2009 and 2008. The following table illustrates the Company’s partner sales concentration as a percentage of total sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Airlines	60%	57%	59%	56%

All partners that each represent 10% or more of sales	57%	57%	58%	55%

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

Remaining quarter of 2009	$5,934
2010	11,600
2011	5,500
2012	360
2013	180
Thereafter	-

Total minimum partner and vendor obligations	$23,574

Note 7 – Comprehensive Income

The Company’s comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$1,907	$1,492	$3,074	$4,559
Other comprehensive (loss) income:
Foreign currency translation adjustment	252	(166)	54	(224)

Total comprehensive income	$2,159	$1,326	$3,128	$4,335

Note 8 – Cash and Cash Equivalents

Cash and cash equivalents of $26,923 and $9,008 at September 30, 2009 and December 31, 2008, respectively, include overnight repurchase agreements. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Note 9 – Restricted Stock Units

The following table summarizes the Company’s nonvested restricted stock unit award activity for all plans for the nine months ended September 30, 2009.

	Shares	Weighted Average Grant-Date Fair Price
Nonvested at December 31, 2008	217	$11.37

Granted	270	$10.47
Vested	(83)	$14.86
Forfeited	(74)	$12.07

Nonvested at September 30, 2009	330	$12.27

Restricted stock unit awards granted during 2009 contain a combination of a performance condition linked to the Company’s performance and a service condition, or a performance and market condition linked to the performance of the Company’s stock price. The performance and service conditions vest over a one to three year service period subject to the achievement of the performance condition. The component containing the performance and market conditions may vest over a period of up to three years. Vesting may be accelerated to as early as the end of the first year upon achievement of the market condition if it is determined that the performance condition has been met. The stock based compensation expense for the 2009 grant is being recognized over a one to three year period. Restricted stock unit awards granted during 2008 and 2007 generally vest and settle over a three year period based on a service condition. As of September 30, 2009, approximately $1,581 of total unrecognized compensation costs related to restricted stock unit awards are expected to be recognized over the weighted-average period of approximately 19 months. The Company recorded $381 and $1,208 of stock compensation expense during the three and nine months September 30, 2009, respectively and $219 and $1,540 of stock compensation expense during the three and nine months ended September 30, 2008, respectively, relating to restricted stock units.

Note 10 – Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 855-10, “Subsequent Events”. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 was effective for interim or annual financial periods ending after June 15, 2009. The adoption of ASC 855-10 in the second quarter of 2009 did not have an impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued ASC 105-10, “Generally Accepted Accounting Principles”. ASC 105-10 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Codification does not change GAAP but reorganizes the literature. The adoption of ASC 105-10 has been reflected in our financial statements for the third quarter of 2009. The adoption did not have an impact on our financial position, results of operations or cash flows.

Note 11 – Subsequent Event

On October 5, 2009, the Company announced that its Board of Directors declared a special cash dividend of $2.00 per share of common stock. The special dividend was paid on October 22, 2009 to stockholders of record at the close of business on October 15, 2009. The Company paid $17,435 to its stockholders, which was funded from cash and cash equivalents.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands, except per share data, restaurants in the program and average transaction amount)

You should read the following discussion together with our unaudited condensed consolidated financial statements and notes to those financial statements, which are included in this report. This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “intends,” “expects,” “could,” “should,” “plans,” “believes,” “estimates” or words or phrases of similar import generally identify forward-looking statements. You are cautioned that forward-looking statements are subject to risks, trends and uncertainties that could cause actual results, performance or achievements to differ materially from those expressed in any forward-looking statements. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to, the following: (i) the impact of the economy on dining activity, (ii) our inability to attract and retain merchants, (iii) our susceptibility to restaurant credit risk and the risk that its allowance for losses related to restaurant credit risk in connection with dining credits may prove inadequate, (iv) our dependence upon its relationships with payment card issuers, transaction processors, presenters and aggregators, (v) a security breach that results in a payment card issuer re-issuing a significant number of registered payment cards, (vi) changes to payment card association rules and practices, (vii) our dependence on its relationships with airlines and other reward program partners for a significant number of members, (viii) the concentration of a significant amount of our rewards currency in one industry group, the airline industry, (ix) adverse weather conditions affecting dining activity, (x) our minimum purchase obligations and performance requirements, (xi) our inability to attract and retain active members, (xii) factors causing our operating results to fluctuate over time, (xiii) our ability to obtain sufficient cash to operate its business, (xiv) changes in our programs that affect the rate of rewards, (xv) our inability to maintain an adequately-staffed sales force, (xvi) our inability to maintain an appropriate balance between the number of members and the number of participating merchants in each market, (xvii) network interruptions, processing interruptions or processing errors, (xviii) susceptibility to a changing regulatory environment, (xix) increased operating costs or loss of members due to privacy concerns of our program partners, payment card processors and the public, (xx) the failure of our security measures, (xxi) the loss of key personnel, (xxii) increasing competition, and (xxiii) a shift toward Marketing Services Program that may cause revenues to decline. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time or otherwise, except as required by law. See the risk factors included as Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 for a more detailed discussion of the foregoing and other factors that could cause actual results to differ materially from those included in the forward-looking statements and that, among others, should be considered in evaluating our outlook.

OVERVIEW

We operate the leading dining rewards programs in North America by marketing our participating restaurants to members of these programs and by providing incentives to members to dine at these restaurants. In addition to operating the dining rewards program of leading airline frequent flyer programs, clubs and other affinity organizations, we offer our own dining rewards program, iDine®, through our website, www.idine.com. In 2009, we are celebrating our 25th year in business.

We primarily offer two programs to restaurants — our Marketing Services Program and Marketing Credits Program. In both the Marketing Services and Marketing Credits Programs, we market participating restaurants principally through our internet, email and mobile smartphone applications as well as various social media outlets. Our programs are designed to increase the frequency of dining and the amount spent by members at participating restaurants by providing incentives to dine at these restaurants, including airline miles, college savings rewards, reward program points, and cash back benefits. As members spend more at participating restaurants, the amount of incentives they receive for dining increases. We also offer reporting and customer feedback to participating restaurants and provide aggregate data regarding members’ activity and feedback through comments and ratings gathered from surveys. Bars and clubs also participate in our programs, and for purposes of describing our business, are included when the terms “restaurants” or “merchants” are used.

For restaurants that participate in the Marketing Credits Program, in addition to providing the marketing, incentives and reporting described above, we purchase a portion of future member transactions in advance and at a discount. These merchants are typically seeking additional liquidity. In discussing our business, we use the term “dining credits” to refer to the portion of future member transactions that we purchase in the Marketing Credits Program. Our Marketing Credits Program contracts include a separate fee for marketing, reporting on member activity, member feedback and dining rewards. We include all components of the Marketing Credits Program, including the payment for marketing, reporting on member activity, member feedback and dining rewards programs, in Marketing Credits Program sales and net revenues because we do not purchase, and a merchant cannot sell the dining credits without marketing services. In addition, we analyze our business in this manner.

We recognize revenue only if a member dines at a participating restaurant when rewards are available and pays using a credit or debit card (also referred to as a payment card) that the member has registered with us. Our revenue per transaction is equal to a percentage of the member’s total dining transaction amount. These revenues are applied to recover our costs where we have purchased a portion of future member transactions; provide rewards to members; cover our selling, marketing, general and administrative expenses; and generate operating income that provides a return for our stockholders.

Throughout 2009, we have been focused strategically on evolving into the leading provider of marketing services to the restaurant industry while managing the risks in our dining credits portfolio and minimizing our operating expenses. At the same time that we implemented more conservative dining credits purchasing policies this past year, we also sought to improve our marketing services by opening our network to increase interaction among members, merchants and partners. We believe that opening the network and focusing on marketing services will provide us with more opportunities in 2010 and beyond. As a result of these efforts, we have increased the number of members who receive our email marketing and the number of marketing emails that we deliver. The number of completed post-dine surveys continues to increase. We also introduced a system that allows merchants to respond to member feedback from post-dine surveys. These improvements benefit participating restaurants in both the Marketing Services and Marketing Credits Programs.

The improvements in our marketing services have contributed to the growth in our Marketing Services Program. We also increased the focus of our sales force on the Marketing Services Program and made price adjustments at the end of 2008 to meet the needs of merchants in a difficult economic environment. Marketing Services Program merchants increased by 1,895, or 57.3%, over the end of the third quarter of 2008, and Marketing Services Program sales for the third quarter of 2009 were 60.6% higher than the same period in 2008. The growth in the Marketing Services Program is attractive because it does not require us to put capital at risk and its net revenues as a percentage of sales are higher than in the Marketing Credits Program.

Our Marketing Credits Program continues to be a significant part of our business. In order to manage the risk in our dining credits portfolio, we implemented more conservative dining credits purchasing policies during mid-2008 in light of the significant economic challenges and the credit uncertainty facing both the restaurant industry and consumers. These more conservative policies were aimed at generally reducing the amount of dining credits we purchased from individual restaurants and shortening the estimated months to consume the dining credits purchased, which we refer to as the usage period. These policies improved the risk profile of our dining credits portfolio but resulted in fewer restaurants participating in the Marketing Credits Program and a smaller dining credits balance. Marketing Credits Program merchants decreased by 1,529, or 23.7%, as of September 30, 2009 from September 30, 2008. Our net dining credits portfolio decreased to $55,125 as of September 30, 2009 from $82,389 as of September 30, 2008 and $75,663 as of December 31, 2008. While the net dining credits portfolio balance was smaller when compared to the prior year, it was relatively flat as compared to the second quarter of 2009, having decreased only $1,493. The composition of our dining credits portfolio has changed over time as dining credits that we purchased under previous purchasing policies were consumed and replaced by dining credits purchased under our more conservative policies. We believe that our dining credits portfolio substantially reflects our more conservative policies as evidenced by the reduction in the provision for losses expense. Our estimated months to consume dining credits net of the allowance for doubtful accounts, which we refer to as the net dining credits usage period, decreased to 6.5 months at September 30, 2009 from 7.5 months at September 30, 2008 and December 31, 2008. Although our net dining credits portfolio has decreased 33.1% between September 30, 2009 and 2008, sales decreased 13.8% for the nine months ended September 30, 2009 compared to the same period in the prior year partially due to a $5,914 or 33.1% increase in sales in the Marketing Services Program.

We continually evaluate our dining credits purchase policies by monitoring the performance of our dining credits portfolio and observing current economic trends facing the restaurant industry. During the second quarter of 2009, we began to observe the amount of members spend at participating restaurants stabilize. Based on our observations regarding member spending at our restaurants and our analysis of the performance of individual merchants in our dining credits portfolio, we modified our approach to purchasing dining credits in the first half of 2009 to increase the amount of dining credits we purchase from restaurants that meet certain criteria relating to credit, sales volume and length of time in our program. We generally expect to continue our current dining credit purchasing policies, although in response to economic trends, we may adjust our approach with our dining credits purchases in the future in order to manage risk in our dining credits portfolio. If we choose to purchase more dining credits from merchants who we identify as acceptable risk, it could result in an increase in the size of our dining credits portfolio and use of cash. If we become more conservative it would likely result in a further decrease in the size of our dining credits portfolio and lower future revenues. Our provision for losses may also increase or decrease as a result of the performance of our portfolio and of our assessment of the economy.

During 2009, we further reduced ongoing operating expenses, including marketing expenses. However, we continue to specifically avoid cost reductions that would adversely impact our sales force. While we see the current environment as challenging, we also see an opportunity to continue to add more restaurants to our programs. We increased the total number of restaurants in our program to 10,121 at September 30, 2009, as compared to 9,755 at September 30, 2008. The increase in merchants is an indication of improved sales force productivity, driven in part by the maturity of our sales force. We expect to continue our investment in the sales force and intend to maintain adequate staffing levels.

We have focused on these strategic priorities because we believe these priorities will contribute to growth and improve our liquidity and stockholder value. The implementation of the strategy to date has resulted in consistent, positive operating cash flow, improved return on assets and profitability despite lower sales than a year ago. During the first half of 2009, we generated positive cash from operations, primarily as a result of the purchase of fewer dining credits during the period, but also through operations including the performance of the portfolio. In the third quarter of 2009, we continued to generate positive cash from operations, but the reduction in the amount of dining credits that we purchased was no longer the primary contributor of this cash generation. Our net dining credits portfolio decreased $1,493 during the quarter compared to cash generated from operations during the quarter of $6,479. We currently do not have any borrowings outstanding under our credit facility and continue to operate on a debt-free basis.

The steps we took in 2009 have also provided the liquidity to implement a $5,000 stock repurchase plan and declare a special cash dividend of $2.00 per common share. The special cash dividend of $2.00 per common share was paid on October 22, 2009 to stockholders of record at the close of business on October 15, 2009. We funded the $17,435 total dividend amount from existing cash balances. The stock repurchase authorization does not have an expiration date and may be limited, suspended or terminated at any time without prior notice. Shares may be purchased from time to time on the open market or through private transactions, pursuant to Rule 10b5-1 trading plans or other available means. During the nine months ended September 30, 2009, we repurchased 443 shares for $4,138. Repurchases are dependent on market conditions and other factors. The purchases were funded from cash and cash equivalents and the repurchased shares are maintained as treasury shares for possible future use. Any additional shares we may purchase are expected to be funded through cash from operations and cash equivalents.

On July 6, 2009, we completed a one-for-three reverse split of our common stock in which every three shares of our common stock was exchanged for one share of our common stock, as described further in Note 1 of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the allowance for losses, the valuation allowance, if any, for net deferred tax assets, goodwill and revenue recognition. Our estimates are based on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

During the second quarter of 2008, we refined our methodology used to estimate losses in dining credits and accounts receivable. Prior to the second quarter of 2008, our methodology was primarily based upon the age of the portfolio as calculated from sales from the preceding quarter. We applied estimated loss percentages to the aged portfolio based on the estimated time remaining on each deal. We also provided for specifically identified accounts and for dining credits balances that were large or slow moving. Since the beginning of 2007, however, we have been collecting additional historical information on merchant account balances. With this additional data, during the second quarter of 2008, we refined our estimation method and now use this information to monitor accounts, track historical write-offs, and fund new accounts. We now apply a reserve rate to accounts based upon additional characteristics, such as whether the account has been referred for legal collection, the date of the last payment received from the merchant, whether our attempt to debit the merchant’s bank account for payments due to us has been rejected, the merchant’s commercial credit score, and the aging of the account. The reserve rate for each account is based upon historical charge-off rates of accounts with similar characteristics. We also provide for specifically identified accounts and for dining credit balances that are large or slow moving as we did previously. The refined methodology was applied to our entire portfolio and resulted in approximately $1,500 of additional provision for losses expense during 2008. Losses are reduced by recoveries of dining credits previously charged off. Account balances are charged off against the allowance once we conclude that a merchant is unwilling or unable to honor their obligation relating to dining credits. Subsequent to the account being charged off, we may continue to pursue recovery efforts. As of the beginning of 2008, we updated our write-off policy to further define when an account should be written-off.

We will continue to review our reserve rates on a regular basis based upon historical charge-off rates and may adjust reserve rates based on changes in the nature of our business, risk considerations, economic conditions, actual charge-off rates or other factors. We also adjust our dining credits purchases based upon trends we see in the industry. As discussed above in this section under Overview, in reaction to the decline in consumer spending and increased economic and credit uncertainty we saw at the end of 2007 and throughout 2008, we implemented more conservative dining credits purchasing policies in an effort to reduce the amount of dining credits we purchase from individual restaurants and improve the risk profile of our dining credits portfolio. We have observed the amount of members spend at participating restaurants stabilize beginning in the second quarter of 2009. We will continue to monitor these trends and review our reserve rates.

In March 2007, we began to provide access to capital through a loan product, called RCR Loans. We discontinued offering the product line effective January 2008, although we continue to service RCR Loan notes that we previously purchased. The net RCR Loan balance was $40 as of September 30, 2009. We provide an allowance for our RCR Loan product using a specific reserve method based on the merchant’s payment history and previous experience with the merchant, if applicable.

Deferred Tax Assets Valuation Allowance

We record a valuation allowance to reduce our deferred tax assets when it is not likely to be recognized due to cumulative losses and the uncertainty as to future recoverability. We consider future taxable income and available tax planning strategies in assessing the need for the valuation allowance. In the event we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which such determination is made. As of September 30, 2009, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset.

Goodwill Impairment

On at least an annual basis, we evaluate whether events and changes in circumstances warrant the recognition of an impairment loss of unamortized goodwill. If it is determined that a triggering event has occurred, we evaluate goodwill for impairment between our annual testing dates. The conditions that could trigger an impairment assessment of unamortized goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our programs, a change in the competitive environment, a decline in the market value of our Company and other industry and economic factors. Recoverability of an asset is measured by comparison of its carrying amount to the expected future cash flows. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. We utilize a discounted cash flow analysis in our impairment testing. Significant management judgment is required in the determination of an appropriate discount rate and the forecasting of future operating results that are used in the preparation of projected cash flows, and, if different conditions prevail or judgments are made, a material write-down of goodwill could occur.

We comply with Accounting Standards Codification (“ASC”) 350-10, “Intangibles-Goodwill and Other,” the current standard for periodic assessment of the carrying value of intangible assets, including goodwill. We assess the impact of ASC 350-10 using a two-step approach to assess goodwill based on applicable reporting units and any intangible assets, including goodwill, recorded in connection with our previous acquisitions. We report under a single reporting segment and our goodwill analysis is measured under one reporting unit. The first step of our analysis as of December 31, 2008 demonstrated that the fair value of the segment exceeded the carrying value of the segment. Based on this analysis, no impairment was recorded in 2008. An increase in our discount rate or changes to our cash flow and operating assumptions of our future performance could have resulted in a failure of our step one analysis causing a step two evaluation to be performed. The second step would involve calculating the fair value of assets and liabilities of the segment and comparing that amount to the carrying value of the goodwill to determine if any goodwill impairment is necessary. The carrying value of our goodwill as of September 30, 2009 and December 31, 2008 was $8,117.

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

RESULTS OF OPERATIONS – COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

As a means of explaining our operations and results, the following table illustrates the relationship between revenue and expense categories for the three months ended September 30, 2009 and 2008. These percentages have been rounded to the nearest tenth.

	Percentage of Sales for the Three Months Ended September 30,
	2009	2008
Sales	100.0	100.0
Cost of sales	48.4	53.2
Provision for losses	3.4	4.7
Member benefits	15.5	12.7

Net revenue	32.7	29.3

Membership fees and other income	0.5	0.5

Total operating revenue	33.2	29.8

Salaries and benefits	9.0	8.7
Sales commission and expenses	9.3	7.9
Professional fees	1.0	1.3
Member and merchant marketing expenses	1.2	1.6
Depreciation and amortization	2.3	2.0
General and administrative expenses	4.6	5.0

Total operating expenses	27.6	26.5

Operating income	5.6	3.3

Other expense, net	0.0	0.1

Income before income tax provision	5.6	3.2

Income tax provision	2.0	0.8

Net income	3.6	2.4

Operating Revenues

The following table sets forth for the periods presented sales, components of costs of sales and certain other information for each of our two marketing programs. We use the term “dining credits” to refer to the portion of future member transactions that we purchase. Our Marketing Credits Program contracts include a fee for marketing, customer feedback through member comments and ratings, member feedback and dining rewards programs. We include all components of the Marketing Credits Program, including this fee, in Marketing Credits Program sales and revenues because we do not purchase, and merchants cannot sell dining credits without marketing services. In addition, we analyze our business in this manner. We use the term “merchant” in this discussion to refer to restaurants, bars and clubs. Interest income from the discontinued RCR Loan product is included in the Marketing Credits Program sales for purposes of our income statement.

	For The Three Months Ended September 30,
	2009			2008
	Marketing Credits Program	Marketing Services Program	Total	Marketing Credits Program	Marketing Services Program	Total
Merchant count as of September 30, 2009 and 2008, respectively	4,920	5,201	10,121	6,449	3,306	9,755
Number of qualified transactions(1)	1,311	1,436	2,747	1,670	816	2,486
Average transaction amount(1)	$44.60	$46.69	$45.70	$44.18	$46.05	$44.79

Qualified transaction amount(1)	$58,473	$67,053	$125,526	$73,780	$37,574	$111,354
Sales yield(1)	73.7%	14.5%	42.1%	76.5%	16.1%	56.1%
Sales	$43,082	$9,702	$52,784	$56,402	$6,040	$62,442
Cost of dining credits	$25,261	$-	$25,261	$32,994	$-	$32,994
Processing fee	128	149	277	161	91	252

Total cost of sales	$25,389	$149	$25,538	$33,155	$91	$33,246

Provision for dining credits losses	$1,811	$-	$1,811	$2,949	$-	$2,949
Member benefits	$2,410	$2,795	$5,205	$3,636	$1,609	$5,245
Bonus rewards	830	986	1,816	1,038	529	1,567
Partner Commissions	563	580	1,143	747	367	1,114

Total member benefits	$3,803	$4,361	$8,164	$5,421	$2,505	$7,926

Net revenue	$12,079	$5,192	$17,271	$14,877	$3,444	$18,321

(1)	Supplemental operating and statistical data. See the following paragraph for a complete description.

In analyzing sales, we focus on three key metrics: merchant count, qualified transaction amount, and sales yield. Merchant count is the number of merchants active in our program at the end of each period. Qualified transaction amount represents the total dollar value of all member dining transactions that qualify for a benefit, and therefore provide revenue to us. Sales yield represents the percentage of the qualified transaction amount that we retain as revenue. The related statistical measures (number of qualified transactions, average transaction amount and sales yield) are components of the qualified transaction amount. These supplemental financial measures provide useful information because they are important factors that affect our sales. We use these supplemental financial measures in analyzing operating results and managing the business.

Ending merchant count as of September 30, 2009 was 10,121 compared to 9,755 as of September 30, 2008, an increase of 3.8%. The increase in total Merchant Count was driven by a 57.3% increase in Marketing Services Program merchants to 5,201 merchants, offset by a 23.7% decrease in Marketing Credits Program merchants to 4,920 merchants.

The shift in the mix of merchants towards Marketing Services Program merchants from Marketing Credits Program merchants was consistent with our strategy for each program. The number of Marketing Services Program merchants increased as a result of our initiatives to evolve into the leading provider of marketing services to the restaurant industry. The growth in this product has been driven by increased sales focus on this program, improved product features, and price adjustments that we implemented at the end of 2008 that were designed to meet the needs of merchants in a difficult economic environment. We remain focused on continuous improvement in the Marketing Services Program because we expect it to be the primary vehicle to drive future revenue and profitability growth.

The decrease in Marketing Credits Program merchants is due to our continued application of more conservative dining credits purchasing policies and credit standards. As a result, the composition of the dining credits portfolio has shifted both towards restaurant segments that have been impacted less by the current economic environment and towards more creditworthy merchants. In addition, more conservative dining credits purchase policies implemented during 2008 and 2009 resulted in the purchase of fewer dining credits from fewer merchants, which caused some merchants to complete the program more quickly than in the past. We intend to grow the number of Marketing Credits Program merchants, but growth will be dependent on recruiting new merchants who meet our credit standards.

We continually evaluate our dining credits purchase policies by monitoring the performance of our dining credits portfolio and observing current economic trends facing the restaurant industry. Beginning in the fourth quarter of 2007 and through the beginning of second quarter of 2009, we shortened the usage period of new dining credits by purchasing fewer dining credits from certain merchants as a result of our assessment of the overall economic trends facing the restaurant industry and a decline in consumer spending. Shortening the dining credits usage period for a deal reduces our risk exposure with respect to that deal, but also decreases the revenue that we may realize from that deal and may shorten the period of time the restaurant participates in our program if we are unable to renew the restaurant’s participation in our programs. Based on our analysis of the performance of individual merchants in our dining credits portfolio, we adjusted our dining credits purchasing policies in the second quarter of 2009 to purchase more dining credits from certain merchants who met certain criteria relating to credit, sales volume and length of time in our program. Our net dining credits balance as of September 30, 2009 decreased to $55,125 from $75,663 at December 31, 2008 due in part to the decrease in the dining credits net usage period. However, net dining credits as of September 30, 2009 decreased $1,493 compared to June 30, 2009 and the net usage period increased from 6.2 months as of June 30, 2009 to 6.5 months as of September 30, 2009. Risk mitigation in the dining credits portfolio has resulted in a smaller portfolio with fewer, but higher credit quality merchants as evidenced by the significant reduction in the provision for losses.

Qualified transaction amounts at our participating merchants increased by $14,172, or 12.7%, to $125,526 and the average transaction amount increased $0.91, or 2.0%, to $45.70 for the three months ended September 30, 2009 compared with the same period in 2008. Qualified transaction amount increased as a result of an increase in merchant count, the number of qualified transactions and the average transaction amount. The restaurant industry has been significantly impacted by the current economic recession. The impact of the recession is reflected in our member spend, which entered a steep decline in the fourth quarter of 2008 and continued through the first and second quarters of 2009. The decrease in member spend was driven by members dining out less, spending less on each dine and dining at restaurants with lower prices. During the third quarter of 2009, we began to see signs of a reversal in these trends as member spending at our restaurants increased.

Total sales yield decreased to 42.1% for the three months ended September 30, 2009 compared to 56.1% for the three months ended September 30, 2008. The decrease was due partially to the shift towards the Marketing Services Program, which has lowered overall sales yields. Sales yield for the Marketing Services Program decreased to 14.5% for the three months ended September 30, 2009 from 16.1% for the same period in the prior year as we lowered the pricing of this product at the end of 2008 to accommodate the needs of merchants in this difficult economic environment. The Marketing Credits Program sales yield decreased to 73.7% for the three months ended September 30, 2009 compared to 76.5% for the three months ended September 30, 2008.

Sales for the three months ended September 30, 2009 decreased 15.5% as compared with the three months ended September 30, 2008 primarily due to a 23.6% decrease in Marketing Credits Program sales, partially offset by a 60.6% increase in Marketing Services Program sales. Marketing Services Program sales increased as a result of a higher number of Marketing Services Program merchants and our focus on growing this product line. Marketing Credits Program sales decreased as we became more conservative in our dining credits purchases through the second quarter of 2009 and had fewer Marketing Credits Program merchants.

Cost of sales decreased to 48.4% of total sales but increased to 58.9% of Marketing Credit Program sales for the three months ended September 30, 2009 compared to 53.2% of total sales and 58.8% of Marketing Credit Program sales for the same period in the prior year. Cost of sales as a percentage of total sales declined as our participating merchants shifted towards the Marketing Services Program, which has minimal cost of sales. In the Marketing Credits Program, the cost of sales as a percentage of sales slightly increased as a result of shortened usage periods on new Marketing Credits deals. Marketing Credits deals with shorter usage periods typically have a higher cost of sales because we purchase those dining credits at less of a discount. The dining credits net usage period decreased to 6.5 months as of September 30, 2009 from 7.5 months as of September 30, 2008.

The provision for losses decreased to 3.4% of total sales and 4.2% of Marketing Credits Program sales for the three months ended September 30, 2009 compared with 4.7% of total sales and 5.2% of Marketing Credits Program sales for the three months ended September 30, 2008. The decline in the provision for losses expense as a percentage of sales is a reflection of our more conservative purchasing policy on portfolio risk. Net write-offs totaled $4,811 during the three months ended September 30, 2009 as compared to $2,106 during the three months ended September 30, 2008. This increase is primarily due to the timing of write-offs under our write off policy. Write-offs in 2009 largely represent accounts that were funded prior to the changes in our credit policies. The increase in write-offs did not have a material effect on the quarterly provision as these accounts generally were over 90% reserved at the time of write-off.

Member benefits expense, which includes partner commissions and incentive bonus awards paid to members, increased to $8,164, or 15.5% of sales, for the three months ended September 30, 2009 compared with $7,926, or 12.7% of sales, for the three months ended September 30, 2008. We have leveraged our member incentives to obtain more email addresses, complete surveys and increase dining frequency and spend. The increase in member benefit expense was primarily due to a double rewards promotion in certain programs of approximately $1,500 incurred in the third quarter of 2009 by members for qualified dines taking place on Monday, Tuesday or Wednesday. Member benefit expense for the Marketing Credits Program as a percentage of Marketing Credits Program sales decreased to 8.8% for the three months ended September 30, 2009 as compared with 9.6% for the three months ended September 30, 2008. Member benefit expense for the Marketing Services Program as a percentage of Marketing Services Program sales increased to 44.9% for the three months ended September 30, 2009 from 41.5% for the three months ended September 30, 2008.

Net revenues decreased to $17,271, or 32.7% of sales, during the three months ended September 30, 2009 as compared to $18,321, or 29.3% of sales, during the three months ended September 30, 2008. Our sales decline has not resulted in an equivalent decline in net revenues because sales shifted more towards the higher margin Marketing Services Program. Marketing Services Program merchants generate fewer sales as a percentage of qualified transaction amount than a Marketing Credits Program merchant; however Marketing Services Program sales contributes a higher net revenue as a percentage of sales than Marketing Credits Program, as cost of sales are minimal in the Marketing Services Program. Our overall sales decreased 15.5% but our overall net revenues declined 5.7%. While Marketing Services Program net revenues increased $1,748, Marketing Credits Program net revenues decreased $2,798. The decrease in Marketing Credits Program net revenues were partially offset by the lower provision for losses expense.

Membership and other income decreased $47, or 15.3%, for the three months ended September 30, 2009 as compared with the same period in the prior year. The decrease can be primarily attributed to the decline in fee paying members. Beginning in mid-2008, we introduced a new membership program that eliminates fees for certain members.

Operating Expenses

Salaries and benefits decreased $665 or 12.3% to $4,749 for the three months ended September 30, 2009 from $5,414 for the three months ended September 30, 2008 primarily due to reductions in administrative employee head count.

Sales commissions and expenses include sales force salaries and benefits, commissions, travel costs and training. Sales commissions and expenses increased to 9.3% of sales for the three months ended September 30, 2009 compared to 7.9% of sales for the three months ended September 30, 2008 due to an increase in sales headcount and an increase in sales commissions. Sales commissions are based on the profitability of the account and while sales were lower period over period, net revenues as a percentage of sales improved between periods.

Professional fees decreased $290, or 34.7%, to $546 for the three months ended September 30, 2009 as compared to $836 for the three months ended September 30, 2008 primarily as a result of lower legal fees.

Member and merchant marketing expenses decreased $344, or 35.2%, for the three months ended September 30, 2009 compared with the same period in the prior year as we migrated away from using outside marketing agencies and towards internal resources to perform marketing functions. While our marketing expenses have decreased by a third, the total qualified transactions and active members have increased between periods.

Depreciation and amortization costs decreased $13, or 1.0%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 as our investments in technology supporting the automation of internal processes and general information technology investments mature.

General and administrative expenses decreased $696, or 22.1%, for the three months ended September 30, 2009 compared to with the same period in the prior year. The decrease was primarily due to a decrease in severance expense, a decrease in rent and other office expenses and lower bank service charges.

Other Income and Expense

Interest and other income decreased $222 to $7 for the three months ended September 30, 2009 compared with the same period in the prior year primarily as a result of a gain of $137 related to the repurchase of a portion of our convertible subordinated debentures that was recorded in the three months ended September 30, 2008. No such gain was recorded during the three months ended September 30, 2009. Interest expense and financing costs decreased $424 to $22 as a result of the purchase of the remaining convertible subordinated debentures during 2008 as discussed below under Liquidity and Capital Resources. In addition, we recorded a gain of $138 during the three-months ended September 30, 2008 relating to the purchase of outstanding convertible debentures as discussed below.

Income tax provision

Our effective tax rate for three months ended September 30, 2009 was 35.7% compared with 25.6% for the three months ended September 30, 2008. The increase primarily related to an increase in states taxes and other adjustments.

Net income

Net income was $1,907 for the three months ended September 30, 2009 compared with $1,492 for the three months ended September 30, 2008. The increase between periods was primarily due to management of operating expenses, lower provision for losses and lower cost of sales, partially offset by an increase in member benefit expense and lower sales.

Basic weighted average number of shares outstanding decreased to 8,764 for the three months ended September 30, 2009 compared to 9,067 for the same period in the prior year. Diluted weighted average shares outstanding decreased to 8,924 for the three months ended September 30, 2009 compared to 9,152 for the same period in the prior year. The decrease in basic and diluted weighted average number of shares outstanding was due to the repurchase of 442 shares, partially offset by the issuance of shares upon the vesting of restricted stock unit awards and the distribution of deferred shares to the Board of Directors as compensation for serving on the Board of Directors.

RESULTS OF OPERATIONS – COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

As a means of explaining our operations and results, the following table illustrates the relationship between revenue and expense categories for the nine months ended September 30, 2009 and 2008. These percentages have been rounded to the nearest tenth.

	Percentage of Sales for the Nine Months Ended September 30,
	2009	2008
Sales	100.0	100.0
Cost of sales	50.7	52.7
Provision for losses	4.5	4.5
Member benefits	13.6	12.3

Net revenue	31.2	30.5

Membership fees and other income	0.5	0.5

Total operating revenue	31.7	31.0

Salaries and benefits	8.8	8.7
Sales commission and expenses	9.3	7.9
Professional fees	1.1	1.3
Member and merchant marketing expenses	1.2	1.6
Depreciation and amortization	2.5	2.1
General and administrative expenses	5.0	5.2

Total operating expenses	27.9	26.8

Operating income	3.8	4.2

Other expense, net	0.0	(0.4)

Income before income tax provision	3.8	3.8

Income tax provision	1.9	1.4

Net income	1.9	2.4

Operating Revenues

The following table sets forth for the periods presented our sales, components of our costs of sales and certain other information for each of our two marketing programs.

	For the Nine Months Ended September 30,
	2009			2008
	Marketing Credits Program	Marketing Services Program	Total	Marketing Credits Program	Marketing Services Program	Total
Merchant count as of September 30, 2009 and 2008, respectively	4,920	5,201	10,121	6,449	3,306	9,755
Number of qualified transactions(1)	4,205	3,476	7,681	4,915	2,377	7,292
Average transaction amount(1)	$43.72	$45.98	$44.74	$45.43	$46.15	$45.67
Qualified transaction amount(1)	$183,857	$159,826	$343,683	$223,306	$109,707	$333,013
Sales yield(1)	74.8%	14.9%	46.9%	75.8%	16.3%	56.2%
Sales	$137,547	$23,782	$161,329	$169,360	$17,868	$187,228
Cost of dining credits	$81,018	$-	$81,018	$97,860	$-	$97,860
Processing fee	417	364	781	567	314	881

Total cost of sales	$81,435	$364	$81,799	$98,427	$314	$98,741

Provision for losses	$7,249	$-	$7,249	$8,433	$-	$8,433
Member benefits	$8,569	$7,001	$15,570	$11,748	$4,723	$16,471
Bonus rewards	1,488	1,470	2,958	2,429	1,204	3,633
Partner Commissions	1,868	1,502	3,370	1,963	927	2,890

Total member benefits	$11,925	$9,973	$21,898	$16,140	$6,854	$22,994

Net revenue	$36,938	$13,445	$50,383	$46,360	$10,700	$57,060

(1)

Supplemental operating and statistical data. For a complete description, please refer to the three month section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly report on

Form 10-Q.

Ending merchant count as of September 30, 2009 was 10,121 compared to 9,755 as of September 30, 2008, an increase of 3.8%. As discussed above, the increase in total Merchant Count was driven by a 57.3% increase in Marketing Services Program merchants to 5,201 merchants, offset by a 23.7% decrease in Marketing Credits Program merchants to 4,920 merchants.

Qualified transaction amounts at our participating merchants increased $10,670, or 3.2%, to $343,683 for the nine months ended September 30, 2009 compared to the same period in the prior year as a result of the increase in merchant count as well as an increase in the number of qualified transactions. Although the number of qualified transactions increased 389 or 5.3% for the nine months ended September 30, 2009 compared to the same period in the prior year, the average transaction amount decreased $0.93, or 2.0%, to $44.74 for the nine months ended September 30, 2009 from $45.67 for the same period in the prior year. While members continued to dine despite the difficult economic climate, they generally spent less than they have in the past and shifted their dining habits from higher price point establishments toward mid and lower price point establishments. In response to changing consumer behavior, we have added more restaurants with lower average price points, which contributed to the decrease in average transaction amount. While overall member spending trends improved in the third quarter, the year-to-date results remain weighed down by the poor economic conditions present during the first half of the year.

Total sales yield decreased to 46.9% for the nine months ended September 30, 2009 compared to 56.2% for the same period in the prior year mainly due to a higher proportion of merchants participating in the Marketing Services Program as well as a decrease in sales yield of both programs. Sales yield for the Marketing Services Program decreased to 14.9% during the nine months ended September 30, 2009 from 16.3% for the same period in the prior year as we lowered the pricing of this product in late 2008 to accommodate the needs of merchants in this difficult economic environment. The Marketing Credits Program sales yield decreased to 74.8% during the nine months ended September 30, 2009 compared to 75.8% in the same period in the prior year.

Sales for the nine months ended September 30, 2009 decreased 13.8% as compared with the same period in the prior year primarily due to an 18.8% decrease in Marketing Credits Program sales, partially offset by a 33.1% increase in Marketing Services Program Sales. Marketing Credits Program sales decreased as a result of fewer Marketing Credits Program merchants participating in our program as we became more conservative in our dining credits purchases, as well as a decline in average transaction amount. Marketing Services Program sales increased as a result of a higher number of Marketing Services Program merchants, but were partially offset by a decline in average transaction amount and product price decreases.

Cost of sales decreased to 50.7% of total sales and increased to 59.2% of Marketing Credit Program sales for the nine months ended September 30, 2009 compared to 52.7% of total sales and 58.1% of Marketing Credit Program sales for the same period in the prior year. The decrease in cost of sales compared to total sales was due to a shift towards merchants participating in the Marketing Services Program, which have minimal cost of sales. The increase in cost of sales compared to Marketing Credits Program sales was due to shortened usage periods on new Marketing Credits deals. Marketing Credits deals with shorter usage periods typically have a higher cost of sales because we generally purchase those dining credits at less of a discount. The dining credits net usage period decreased to 6.5 months as of September 30, 2009 from 7.5 months as of September 30, 2008.

The provision for losses remained consistent at 4.5% of total sales and increased to 5.3% of Marketing Credits Program sales for the nine months ended September 30, 2009 compared with 4.5% of total sales and 5.0% of Marketing Credits Program sales for the same period in the prior year. The provision for losses expense during the nine months ended September 30, 2008 included $1,500 relating to a refinement in our methodology used to estimate losses in dining credits and accounts receivable as discussed under Critical Accounting Policies and Estimates. The increase in the provision for losses as a percentage of sales was due to the calculation following our refined loss reserve methodology. The allowance for doubtful accounts as a percentage of the gross dining credits balance decreased to 19.9% as of September 30, 2009 from 20.2% as of September 30, 2008 and 21.0% as of December 31, 2008. The decline in the allowance for doubtful accounts as a percentage of the gross dining credits balance is a reflection of our more conservative purchasing policy on portfolio risk because we have purchased fewer dining credits and focused on merchants who we believe have less risk. We believe that the reserve balance is appropriate given the increased potential risk of merchant defaults in a challenging economy. Net write-offs totaled $14,569 during the nine months ended September 30, 2009 as compared to $9,530 during the same period in the prior year. This increase is primarily due to the timing of write-offs under our write-off policy. Write-offs in 2009 largely represent accounts that were funded prior to our changes in credit policy. Loss reserve performance has improved throughout the year due in part to more conservative dining credits purchasing policies implemented during mid-2008.

The provision for both periods included reserves for both our dining credits portfolio and RCR Loan notes. There was a reversal of the provision for loss expense for RCR Loan notes of $32 for the nine months ended September 30, 2009 as compared to a provision of loss expense of $603 for the nine months ended September 30, 2008. We decided to exit the RCR Loan product effective January 2008, although we continue to service RCR Loan notes that we previously purchased. The reversal of expense was related to the receipt of cash payments from certain RCR Loan merchants for whom specific reserves had been established. The RCR Loan notes receivable, net of allowance for doubtful accounts, was $40 as of September 30, 2009 and $56 as of December 31, 2008.

Member benefits expense decreased to $21,898 or 13.6% of sales for the nine months ended September 30, 2009 compared with $22,994 or 12.3% of sales for the same period in the prior year. The increase in member benefit expense as a percentage of sales was primarily due to a double rewards promotions in certain programs that began in the second quarter of 2009 of approximately $2,700 incurred by members for qualified dines taking place on Monday, Tuesday or Wednesday and a shift towards Marketing Services Program sales, partially offset by a decrease of $2,098 in an expense recorded relating to our minimum purchase obligations with various partners. We have leveraged our member incentives to obtain more email addresses, complete surveys and increase dining frequency and spend. Member benefit expense for the Marketing Credits Program as a percentage of Marketing Credits Program sales was 8.7% for the nine months ended September 30, 2009 as compared with 9.5% for the same period in the prior year. Member benefit expense for the Marketing Services Program as a percentage of Marketing Services Program sales increased to 41.9% for the nine months ended September 30, 2009 from 38.4% for the same period in the prior year as a result of the double promotions offered during the second and third quarters of 2009. We do not expect to continue double promotions in the fourth quarter of 2009.

Net revenues decreased to $50,383, or 31.2% of sales during the nine months ended September 30, 2009 as compared to $57,060 or 30.5% of sales during the same period in the prior year. The decrease in net revenues of $6,677 was mainly due to a decrease in sales offset by a decrease in cost of sales driven by the overall shift towards the Marketing Services Program and a decrease in the provision for losses. Marketing Services Program merchants generate less sales as a percentage of qualified transactions than a Marketing Credits Program merchant; however Marketing Services Program sales have a higher net revenue percentage than Marketing Credits Program sales and as a result of the shift in mix our net revenues as a percentage of sales increased between periods.

Membership and other income decreased $173 or 17.7% for the nine months ended September 30, 2009 compared with the same period in the prior year. The decrease can be primarily attributed to the decline in fee paying members and the impact of an earn-your-dues dining program in which members earn their annual fees through the reduction of their cash back rewards savings. Beginning in mid-2008, we introduced a new membership program that eliminated annual fees.

Operating Expenses

Salaries and benefits decreased $2,079, or 12.8%, to $14,199 for the nine months ended September 30, 2009 from $16,278 for the same period in the prior year primarily due to reductions in administrative employee head count.

Sales commissions and expenses increased to 9.3% of sales for the nine months ended September 30, 2009 compared to 7.9% of sales for the same period in the prior year due to an increase in sales headcount, an increase in sales commissions and higher sales bonus incentive compensation expense. Sales commissions are based on the profitability of the account and while sales were lower period over period, net revenues as a percentage of sales improved between periods.

Professional fees decreased $543, or 23.1%, to $1,806 for the nine months ended September 30, 2009 as compared to $2,349 for the same period in the prior year, primarily attributed to lower legal fees.

Member and merchant marketing expenses decreased $1,094 or 36.4% for the nine months ended September 30, 2009 compared with the same period in the prior year as we migrated our marketing efforts away from direct print mail and focused on more cost efficient email marketing. While our member and merchant marketing expense decreased by more than a third, the total qualified transactions and active members have increased between periods.

Depreciation and amortization costs increased slightly by $15 or 0.4% for the nine months ended September 30, 2009 compared to the same period in the prior year as we continue to invest in the development of our websites, technology investments supporting the automation of internal processes, and general information technology investments.

General and administrative expenses decreased $1,660 or 17.1% for the nine months ended September 30, 2009 compared to the same period in the prior year. The decrease was primarily due to a decrease in stock compensation expense relating to restricted stock unit awards for our Board of Directors as well as a decrease in severance expense and rent and other office expenses. During the nine months ended September 30, 2008 an expense of $724 was recorded due to the accelerated vesting of restricted stock units for our Board of Directors. No such expense related to the accelerated vesting of restricted stock units was recorded during the nine months ended September 30, 2009.

Other Income and Expense

Interest and other income decreased $610 to $17 for the nine months ended September 30, 2009 compared with the same period in the prior year as a result of lower cash and cash equivalent balances due to the repurchase of our convertible subordinated debentures throughout 2008. Interest expense and financing costs decreased $1,520 to $82 due to a decrease in interest expense recorded for our convertible subordinate debentures as a result of our purchase of the remaining convertible subordinated debentures in 2008 as discussed below under Liquidity and Capital Resources. In addition, we recorded a gain of $266 relating to the purchase of outstanding convertible subordinated debentures during the nine months ended September 30, 2008 as discussed below.

Income tax provision

Our effective rate for the nine months ended September 30, 2009 was 49.6% compared with 36.6% for the same period in the prior year. The income tax provision for the nine months ended September 30, 2009 included a tax expense of $573 relating to the distribution of employee and director stock awards during the three months ended March 31, 2009. We previously recognized a tax benefit relating to such distributions based on the fair value at the date of grant. Upon distribution of the shares, the tax benefit is limited to the fair value of the awards at the date of distribution. As such, we recorded additional tax expense equal to the amount of the deferred tax asset from the cumulative compensation cost that exceeded the actual tax benefit previously recorded.

Net income

Net income was $3,074 for the nine months ended September 30, 2009 compared with $4,559 for the same period in the prior year. The decrease in net income between periods was primarily due to lower sales, partially offset by lower operating expenses.

Basic weighted average number of shares outstanding decreased to 8,941 for the nine months ended September 30, 2009 compared to 9,052 for the same period in the prior year. Diluted weighted average shares outstanding decreased to 9,119 for the nine months ended September 30, 2009 compared to 9,148 for the same period in the prior year primarily due to the repurchase of 442 shares, partially offset by the issuance of shares upon the vesting of restricted stock unit awards and the distribution of deferred shares to the Board of Directors as compensation for serving on the Board of Directors.

LIQUIDITY AND CAPITAL RESOURCES

General

Cash and cash equivalents were $26,923, as of September 30, 2009, an increase of $17,915 from December 31, 2008. During the nine months ended September 30, 2009, net cash provided by operating activities was $24,396 compared to $26,359 during the same period in the prior year. Net cash provided by operating activities during the nine months ended September 30, 2009 was primarily due to a decrease in the dining credits portfolio and net income. Our efforts in 2009 to improve the return on our dining credits purchases, to increase Marketing Services Program sales and to lower operating expenses have resulted in positive cash flow from operations. Net cash provided by operating activities during the nine months ended September 30, 2008 was primarily due to an increase in sales. As previously discussed, during the fourth quarter of 2007, we anticipated a decline in consumer spending and a period of economic and credit uncertainty in the restaurant industry. We also sought to address our required repurchase of convertible subordinated debentures in the principal amount of $55,000 no later than October 2008. As a result we implemented more conservative dining credits purchasing policies and aggressively managed our operating expenses. We continued to adhere to these more conservative dining credits purchasing policies throughout 2008 and into 2009 and as a result we experienced an increase in cash from operations during 2008 and 2009. We continue to monitor patterns in consumer spending and economic and credit uncertainties in the restaurant industry and adjust our dining credits purchasing polices accordingly. We intend to continue to utilize our cash by purchasing dining credits while adhering to our purchasing and credit policies.

Net cash used in investing activities was $2,275 and $3,607 for the nine months ended September 30, 2009 and 2008, respectively, from our investments in capital expenditures. Capital expenditures consisted principally of continued development of our websites, investments in technology supporting the automation of internal processes and sales force productivity, and general information technology investments. We intend to continue investing in capital expenditures to support member and merchant marketing, customer feedback through member comments and ratings, and improving our internal processes and operating efficiency.

Net cash used in financing activities for the nine months ended September 30, 2009 was $4,125 due to the repurchase of a portion of our common stock of $4,138 at an average price of $9.33 on a split adjusted basis, partially offset by proceeds from the exercise of stock options of $13. As announced on April 22, 2009, the Board of Directors authorized the repurchase of up to $5,000 of common stock. Net cash used in financing activities for the nine months ended September 30, 2008 was $39,758 due to the purchase of a portion of our outstanding convertible subordinated debentures of $39,870, offset by proceeds from the exercise of stock options and the related tax benefit of $112.

Convertible Subordinated Debentures

On October 15, 2003, we completed a private placement of $70,000 principal amount of our 3.25% Convertible Subordinated Debentures with a final maturity date of October 15, 2023. The net proceeds from the offering were $67,500 and the issuance costs of $2,500 were amortized over five years. The debentures bore interest at 3.25% per annum, payable on April 15 and October 15 of each year. Holders of the debentures could have required us to repurchase for cash all or part of the debentures on October 15, 2008, October 15, 2013 and October 15, 2018 or upon change of control at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. During 2007, we purchased $15,000 of the convertible subordinated debentures for $14,150 and during 2008 we purchased the remaining $55,000 for $54,734. All amounts were funded from our cash and cash equivalents balances. As of September 30, 2009 and December 31, 2008, we had no outstanding convertible subordinated debentures.

Contractual Obligations and Commitments

We lease facilities under long-term operating leases. These contractual obligations entered into in the ordinary course of business are not required to be reflected in our consolidated balance sheets, but may impact our liquidity. The following table sets forth our future minimum lease payments under non-cancelable operating leases, long-term debt and other contractual obligations and commitments at September 30, 2009:

	Payments Due by Period
	Total	Fourth Quarter of 2009	2010	2011	2012	2013	Thereafter
Contractual Obligations and Commitments
Vendor contracts	$23,574	$5,934	$11,600	$5,500	$360	$180	$-
Operating leases	3,084	341	1,278	852	413	200	-
Revolving credit facility	234	31	125	78	-	-	-
Total	$26,892	$6,306	$13,003	$6,430	$773	$380	$-

Revolving Line of Credit

On November 6, 2007, we entered into a $25,000 senior secured revolving credit facility with RBS Business Capital (the “Lender”). We amended this credit facility on August 11, 2008 to, among other matters, increase the amount we may borrow under the credit facility to a maximum of $40,000. The facility was further amended on June 1, 2009, to carve out the $5,000 stock repurchase from covenant testing, redefine certain covenants and revised the facility’s unused line fees. The facility was amended a third time on October 5, 2009 to permit certain distributions, including issuing a cash dividend to stockholders, provided that certain conditions are met. The Lender has committed to $25,000 under the credit facility and has the ability to seek commitments for the additional $15,000 from other financial institutions. The maturity date of the credit facility is August 11, 2011. The credit facility is secured by substantially all of our assets. Up to $1,000 of the facility can be used for letters of credit. The interest rates under the credit facility vary and are based on the Lender’s prime rate and/or LIBOR. The amount we may borrow is based on the amount of our accounts receivable and dining credits, as determined under the credit facility. Advances under the credit facility are subject to certain conditions precedent, including the accuracy of certain representations and warranties and the absence of any default or unmatured default. We may use advances for working capital, capital expenditures, permitted acquisitions and for other purposes described in the credit facility.

The credit facility has financial covenants that we will maintain a minimum ratio of debt to cash flow, fixed charges to borrowed amounts and certain ratios related to our dining credits portfolio. The credit facility contains customary representations, warranties and covenants and includes customary events of default, including a change of control provision. We can offer no assurances that we will be in compliance with all conditions precedent and all representations and warranties at a time when we would like to borrow under the credit facility. Further, we may not be able to borrow the full amount under the credit facility if our dining credits portfolio or adjusted earnings before interest expense, income taxes, depreciation and amortization, as defined in the credit facility, decreases substantially. These limitations currently apply as a result of the size of our dining credits portfolio. At September 30, 2009, approximately $18,900 was available under the terms of the credit facility. The amount of availability under the credit facility may be further limited if we become more conservative in our dining credits purchases in light of current economic conditions and the performance of restaurants on our program or if our earnings decline.

We do not currently have any borrowings outstanding under this credit facility and we were in compliance with all of the covenants under this facility as of September 30, 2009.

Dining Credits

Net dining credits less accounts payable—dining credits was $51,236 at September 30, 2009, a decrease of $19,346 from December 31, 2008. Accounts payable-dining credits represent the unfunded portion of the total commitments. The decrease between periods in dining credits funded is due primarily to a decline in the purchases of new dining credits on a per merchant basis as well as a decline in the number of Marketing Credits Program merchants. As previously discussed, during the fourth quarter of 2007 we implemented more conservative dining credits purchasing policies aimed at reducing the amount of dining credits we purchase from each merchant, which lowers the average usage period of the dining credits portfolio. We became even more conservative in our dining credits purchasing policies in the last quarter of 2008 and we continued to adhere to these more conservative policies during the first half of 2009. Based on our analysis of the performance of individual merchants in our dining credits portfolio, we adjusted our dining credits purchasing policies in the second quarter of 2009 to purchase more dining credits from merchants who met certain credit, volume and tenure criteria. As we identify merchants who meet our credit guidelines we have liquidity to grow the dining credits portfolio. We believe that the purchase of future dining credits can generally be funded from cash generated from operations or from the utilization of our revolving credit facility.

Stockholder Dividend

On October 5, 2009, we announced that our Board of Directors declared a special cash dividend of $2.00 per share of common stock that was paid on October 22, 2009 to stockholders of record at the close of business on October 15, 2009. We paid $17,435 to our stockholders which was funded from cash and cash equivalents.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates is limited to the exposure related to our revolving credit facility which is tied to market rates. Our revolving credit facility is tied to the Eurodollar rate, which is basically LIBOR, plus an applicable rate. The Eurodollar rate is subject to interest rate risk. However, as of September 30, 2009, there was no outstanding amount under this revolving credit facility.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures as such term is defined under Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of such date. The conclusions of the CEO and CFO from this evaluation were communicated to the Audit Committee.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	Amendment to Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 3.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 333-111390), filed on July 6, 2009.

3.3	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.1	Third Amendment to Loan and Security Agreement, dated as of October 5, 2009, between Rewards Network Inc. and each of its domestic subsidiaries signatory thereto and RBS Business Capital is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on October 5, 2009.

10.2	Amendment to Relationship Agreement, dated as of August 3, 2009, between Rewards Network Establishment Services Inc. and Upromise, Inc. is incorporated herein by reference to Exhibit 10.5 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 6, 2009.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REWARDS NETWORK INC.

November 5, 2009	/S/ CHRISTOPHER J. LOCKE
Christopher J. Locke
Senior Vice President and Chief Financial Officer (Principal Financial Officer and on behalf of the registrant)

Exhibit Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	Amendment to Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 3.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 333-111390), filed on July 6, 2009.

3.3	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.1	Third Amendment to Loan and Security Agreement, dated as of October 5, 2009, between Rewards Network Inc. and each of its domestic subsidiaries signatory thereto and RBS Business Capital is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on October 5, 2009.

10.2	Amendment to Relationship Agreement, dated as of August 3, 2009, between Rewards Network Establishment Services Inc. and Upromise, Inc. is incorporated herein by reference to Exhibit 10.5 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 6, 2009.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer