Form 10-K/A
period 2008-12-31
REWARDS NETWORK INC
filed 2010-02-26
CIK 78536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Purpose of this Amendment

On April 29, 2009, we filed an Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Amendment No. 1 did not include the certifications specified in Exchange Act Rules 13a-14(a) or 15d-14(a). Accordingly, we are filing this Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, to provide new certifications for the Amendment No. 1. We have made no further changes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended by Amendment No. 1. This Amendment No. 2 does not reflect events occurring after the filing of the Amendment No. 1, nor does it modify or update the disclosures and information contained in the Amendment No. 1 in any way other than described in this paragraph.

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

	Stock Awards
Name	Number of Shares Vesting on Change in Control (#)(1)		Value Realized on Vesting ($)
Ronald L. Blake	16,667		$43,168
	100,990	(2)	$261,564
Christopher J. Locke	6,660		$17,249
	55,411	(2)	$143,514
Robert S. Wasserman	9,086		$23,533
	73,096	(2)	$189,319
Roya Behnia	74,358	(2)	$192,587
Megan E. Flynn	5,969		$15,460
	55,189	(2)	$142,940

(1)	Consists of RSUs that convert into shares of our common stock when they vest.
(2)	These RSUs would vest on December 31, 2008 only if the holder was terminated without cause on that date.

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

THE COMPENSATION COMMITTEE

Mark R. Sotir, Chairman
Marc C. Particelli
Michael J. Soenen

April 3, 2009

2008 SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)		Salary ($) (c)		Bonus ($)(1) (d)	Stock Awards ($)(2) (e)	Option Awards ($)(3) (f)	Non-Equity Incentive Plan Compensation ($) (g)	All Other Compensation ($)(4) (i)		Total ($) (j)
Ronald L. Blake President and Chief Executive Officer	2008		$550,000		$68,750	$865,044	$82,680	$514,250	$9,200		$2,089,924
	2007		$550,000		—	$482,574	$192,332	$0	$9,000		$1,233,906
	2006		$548,333		—	$1,774,933	$506,902	$555,500	$15,800	(5)	$3,401,468

Christopher J. Locke Senior Vice President, Chief Financial Officer and Treasurer	2008		$249,400		$18,705	$78,468	—	$139,913	$9,200		$495,686
	2007		$246,683	(6)	—	$50,218	—	$0	$9,000		$305,901
	2006		$231,750		—	$43,722	—	$117,715	$8,597		$401,784

Robert S. Wasserman Executive Vice President, Sales and Marketing, Operations	2008		$329,000		$24,675	$105,515	—	$184,569	$9,200		$652,959
	2007		$327,167	(6)	—	$68,510	—	$0	$9,000		$404,677
	2006		$315,000		—	$59,648	—	$192,708	$8,800		$576,156

Roya Behnia Senior Vice President, General Counsel and Secretary	2008		$267,500		$16,719	$36,525	—	$125,056	$9,200		$455,000
	2007		$264,583	(6)	—	$0	—	$0	$9,000		$273,583
	2006	(7)	$104,167		—	—	—	$51,552	$3,683		$159,402

Megan E. Flynn Senior Vice President, Marketing and Business Development	2008		$248,400		$15,525	$73,720	—	$116,127	$9,200		$462,972
	2007		$244,983	(6)	—	$45,008	$2,456	$0	$9,000		$301,447
	2006		$225,750		—	$39,185	$11,892	$115,089	$16,137	(8)	$408,053

(1)	The amount in this column for 2008 represents the bonus payment made with respect to the gross dining credits portfolio performance target. As discussed above, this target was not met, but the Compensation Committee awarded this amount because it determined the Company properly managed the dining credits portfolio in 2008.
(2)	This column shows the amount we expensed during the indicated year under FAS 123R for all outstanding restricted stock units (“RSUs”). Additional information regarding the number of RSUs granted to each NEO is set forth below in “Grants of Plan-Based Awards” and “Outstanding Equity Awards” tables. These award fair values have been determined based on the assumptions set forth in the Company’s financial statements contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2009 (Note 8 – Stock Options and Restricted Stock Units).
(3)	This column shows the amount we have expensed during the years indicated under FAS 123R for all outstanding stock option awards and includes compensation expense recognized in the years indicated in the financial statements with respect to awards granted in previous fiscal years. These award fair values have been determined based on the assumptions set forth in the Company’s financial statements contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2009 (Note 8 – Stock Options and Restricted Stock Units).
(4)	Includes matching contributions to the Company’s 401(k) Plan.
(5)	In addition to the matching contribution to the Company’s 401(k) Plan of $8,800, includes $7,000 paid in lieu of coverage under the Company’s group health plan from January 1, 2006 until August 1, 2006.
(6)	These NEOs received a raise in their base salary effective March 1, 2007, and this amount reflects two months of their previous base salary.
(7)	Ms. Behnia joined the Company as Senior Vice President, General Counsel and Secretary on August 4, 2006.
(8)	In addition to the matching contribution to the Company’s 401(k) Plan of $4,137, includes a car allowance of $12,000 in 2006.

2008 GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			Grant Date Fair Value of Stock and
Name (a)	Grant Date (b)	Threshold ($)(1) (c)	Target ($)(1) (d)	Maximum ($)(1) (e)	Threshold (#)(2) (f)	Target (#)(2) (g)	Maximum (#) (h)	Option Awards ($) (l)
Ronald L. Blake	2/19/08	$34,375	$550,000	$825,000	—	—	—	—
	2/19/08	—	—	—	27,174	54,348	—	$250,000
Christopher J. Locke	2/19/08	$9,353	$149,640	$224,460	—	—	—	—
	2/19/08	—	—	—	14,910	29,820	—	$137,170
Robert S. Wasserman	2/19/08	$12,338	$197,400	$296,100	—	—	—	—
	2/19/08	—	—	—	19,669	39,337	—	$180,950
Roya Behnia	2/19/08	$8,359	$133,750	$200,625	—	—	—	—
	2/19/08	—	—	—	15,992	31,984	—	$147,125
Megan E. Flynn	2/19/08	$7,763	$124,200	$186,300	—	—	—	—
	2/19/08	—	—	—	14,850	29,700	—	$136,620

(1)	This is the amount of cash bonus that may be paid under the Company’s 2008 Management Incentive Plan. The target amount is payable if the Company achieves all of its key corporate objectives and achieves the stretch target for its EBITDA Target and revenue target, the threshold amount is payable if the Company achieves only one of its key corporate objectives that provides for 6.25% of targeted incentive compensation to be paid, and the maximum amount is payable if the Company achieves all of its key corporate objectives and achieves the maximum target for its EBITDA Target and revenue target. The amount of cash bonus may also be adjusted based on individual performance.
(2)	Consists of restricted stock units (“RSUs”) granted under the Company’s 2006 Long-Term Incentive Plan (“2006 Plan”). RSUs convert into shares of our common stock when they vest. The target amount vests if the Company achieves the stretch target for its EBITDA Target and revenue target. The threshold amount vests over three years regardless of financial performance.

2008 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Ronald L. Blake	250,000	—	—	$7.50	9/13/2015	—		—	—		—
	—	—	—	—	—	16,667	(1)	$43,168	—		—
	—	—	—	—	—	—		—	46,642	(2)	$120,803
	—	—	—	—	—	54,008	(3)	$139,881	—		—
Christopher J. Locke	—	—	—	—	—	6,660	(1)	$17,249	—		—
	—	—	—	—	—	—		—	25,591	(2)	$66,281
	—	—	—	—	—	29,633	(3)	$76,749	—		—
Robert S. Wasserman	—	—	—	—	—	9,086	(1)	$23,533	—		—
	—	—	—	—	—	—		—	33,759	(2)	$87,436
	—	—	—	—	—	39,091	(3)	$101,246	—		—
Roya Behnia	—	—	—	—	—	—		—	42,374	(2)	$109,749
	—	—	—	—	—	31,784	(3)	$82,321	—		—
Megan E. Flynn	10,000	—	—	$3.75	9/5/2010	—		—	—		—
	20,000	—	—	$5.03	1/14/2012	—		—	—		—
	25,000	—	—	$8.00	4/14/2013	—		—	—		—
	—	—	—	—	—	5,969	(1)	$15,460	—		—
	—	—	—	—	—	—		—	25,489	(2)	$66,017
	—	—	—	—	—	29,514	(3)	$76,441	—		—

(1)	Consists of RSUs that convert into shares of common stock when they vest. Vesting of these RSUs was contingent upon the Company achieving an EBITDA target in 2006. The Company achieved this target and these RSUs vested on February 22, 2009.

(2)	Consists of RSUs that convert into shares of common stock when they vest. Vesting of these RSUs is contingent on the achievement of 2009 three-year cumulative EBITDA and net revenue targets. The Company does not expect these cumulative targets will be met.
(3)	Consists of RSUs that convert into shares of common stock when they vest. One-half of these RSUs vest over three years regardless of the Company’s financial performance. Vesting of the remaining RSUs was contingent upon the Company achieving the EBITDA Target and revenue target in 2008. 98% of the EBITDA Target was achieved and the revenue target was achieved. As a result, 99.375% of the entire award will vest in three equal installments on February 19, 2009, February 19, 2010 and February 19, 2011 if the recipient is employed by the Company on the vesting date.

2008 OPTION EXERCISES AND STOCK VESTED

	Stock Awards
Name (a)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Ronald L. Blake	16,666	$76,664
	139,500	$361,305
Christopher J. Locke	6,660	$30,636
Robert S. Wasserman	9,085	$41,791
Roya Behnia	—	—
Megan E. Flynn	5,968	$27,453

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

2008 Non-Employee Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
(a)	(b)	(c)	(h)
Adam M. Aron(3)	$10,250	$80,997	$91,247
Karen I. Bremer(3)	$14,625	$37,725	$52,350
Peter C.B. Bynoe(3)	$13,000	$78,193	$91,193
Raymond A. Gross(7)	$50,250	$110,025	$160,275
F. Philip Handy(7)	$47,125	$110,025	$157,150
Nils E. Larsen(4)	$500	$58,297	$58,797
Donald J. Liebentritt(7)	$71,500	$108,299	$179,799
Marc C. Particelli(5)	$34,875	$31,967	$66,842
Harold I. Shain(3)(7)	$10,875	$82,060	$92,935
Michael J. Soenen(5)	$31,000	$31,967	$62,967
Mark R. Sotir(6)	$40,000	$50,002	$90,002
John A. Ward, III(3)(7)	$11,875	$85,249	$97,124

(1)	Represents fees for board and committee service plus board and committee meeting attendance fees.
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

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Plan Category:

Equity compensation plans approved by security holders (1)	580,500	$6.68	2,574,691

Equity compensation plans not approved by security holders	—	—	—

Total	580,500	$6.68	2,574,691

(1)	The total number of shares of our common stock that may be subject to outstanding awards granted under our 2006 Long-Term Incentive Plan and 2004 Long-Term Incentive Plan, determined immediately after the grant of any award, may not exceed 4,540,000 shares. The number of securities remaining available for future issuance under equity compensation plans also excludes 1,153,281 shares reserved for restricted stock units issued to management for incentive compensation and 231,528 shares earned by directors for serving on the Board of Directors and deferred for future issuance by the directors.

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

Item 15 – Exhibits, Financial Statement Schedules

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

2.	FINANCIAL STATEMENT SCHEDULE:

Schedule II—Valuation and Qualifying Accounts is filed as part of this annual report on Form 10-K.

3.	EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K AND PARAGRAPH (b) BELOW

REWARDS NETWORK INC.

LISTING OF EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.1	Stock Purchase and Sale Agreement, dated as of November 6, 1997, among Transmedia Network Inc., Samstock, L.L.C. and Transmedia Investors L.L.C. is incorporated herein by reference to Exhibit 10.1 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on November 17, 1997.

10.2	Amended and Restated Agreement Among Stockholders, dated as of March 3, 1998, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors L.L.C., Melvin Chasen and Iris Chasen and Halmostock Limited Partnership is incorporated herein by reference to Exhibit 10.5 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 17, 1998.

10.3	Stockholders Agreement, dated as of March 3, 1998, among Transmedia Network Inc., EGI—Transmedia Investors, L.L.C., Samstock, L.L.C., and Halmostock Limited Partnership is incorporated herein by reference to Exhibit 10.6 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 17, 1998.

10.4	Transmedia Network Inc. 1987 Stock Option and Rights Plan is incorporated herein by reference to Exhibit 10.2 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 000-4028), filed on December 29, 1994.

10.5	Form of Stock Option Agreement (as modified) between iDine Rewards Network Inc. and certain directors is incorporated herein by reference to Exhibit 10.3 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No.001-13806), filed on December 29, 1995.

10.6	iDine Rewards Network Inc. 1996 Long-Term Incentive Plan, including amendments through June 1, 2002, is incorporated herein by reference to Exhibit 10.13 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed March 12, 2004.

10.7	Rewards Network Inc. 2004 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.

10.8	Amendment No. 1 to the Rewards Network Inc. 2004 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.

10.9	Rewards Network Inc. 2006 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 26, 2006.

10.10*	Amendment No. 1 to the Rewards Network Inc. 2006 Long-Term Incentive Plan.

10.11	2008 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 21, 2008.

10.12	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 28, 2006.

10.13	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 5, 2007.

10.14	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 21, 2008.

10.15	Restricted Stock Unit Award Agreement, dated as of June 1, 2006, between Ronald L. Blake and Rewards Network Inc. is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 26, 2006.

10.16	Rewards Network Inc. 2006 Non-Employee Director Awards Program is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 26, 2006.

10.17	Amendment No. 1 to the Rewards Network Inc. 2006 Non-Employee Director Awards Program is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 12, 2008.

10.18*	Amendment No. 2 to the Rewards Network Inc. 2006 Non-Employee Director Awards Program.

10.19	Lease by and between Equity Office Properties Management, as agent for Two North Riverside Plaza Joint Venture Limited Partnership, and iDine Rewards Network Inc., dated May 5, 2003 is incorporated herein by reference to Exhibit 10.16 to iDine Rewards Network Inc.’s Annual Report on Form 10-K/A (File No. 001-13806), filed on October 7, 2003.

10.20	First Amendment, dated May 8, 2006, between Rewards Network Inc. and Equity Office Properties Management Corp., as agent for Two North Riverside Plaza Joint Venture Limited Partnership, an Illinois limited partnership, sole beneficiary of LaSalle National Trust, N.A., successor trustee under Trust Agreement dated June 26, 1969 and known as Trust No. 39712 is incorporated herein by reference to Exhibit 10.6 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on May 9, 2006.

10.21	Second Amendment, dated August 24, 2006, between Rewards Network Inc. and Equity Office Properties Management Corp., as agent for Two North Riverside Plaza Joint Venture Limited Partnership, an Illinois limited partnership, sole beneficiary of LaSalle National Trust, N.A., successor trustee under Trust Agreement dated June 26, 1969 and known as Trust No. 39712 is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on August 25, 2005.

10.22	Employment Agreement, dated September 13, 2005, between Rewards Network Inc. and Ronald L. Blake is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on September 14, 2005.

10.23*	Amendment No. 1 to Employment Agreement, dated December 31, 2008, between Rewards Network Inc. and Ronald L. Blake.

10.24	Offer Letter, dated September August 10, 2000, between Transmedia Network Services Inc. and Megan E. Flynn is incorporated herein by reference to Exhibit 10.22 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.25	Severance, Proprietary Interest Protection and Non-Solicitation Agreement, dated as of March 18, 2005, between Rewards Network Services Inc. and Megan E. Flynn is incorporated herein by reference to Exhibit 10.23 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.26*	Amendment No. 1 to Severance, Proprietary Interest Protection and Non-Solicitation Agreement, dated as of December 15, 2008, between Rewards Network Services Inc. and Megan E. Flynn.

10.27	Offer Letter, dated April 14, 2005, between Rewards Network Services Inc. and Christopher J. Locke. is incorporated herein by reference to Exhibit 10.24 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.28	Letter Agreement, dated as of November 7, 2007, between Rewards Network Inc. and Christopher J. Locke is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 8, 2007.

10.29*	Amendment to Severance Letter Agreement, dated as of December 10, 2008, between Rewards Network Inc. and Christopher J. Locke.

10.30	Offer Letter, dated June 14, 2005, between Rewards Network Establishment Services Inc. and Robert S. Wasserman is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on June 17, 2005.

10.31	Severance, Proprietary Interest Protection and Non-Solicitation Agreement, dated as of June 14, 2005, between Rewards Network Establishment Services Inc. and Robert S. Wasserman is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on June 17, 2005.

10.32*	Amendment No. 1 to Severance, Proprietary Interest Protection and Non-Solicitation Agreement, dated as of December 22, 2008, between Rewards Network Establishment Services Inc. and Robert S. Wasserman.

10.33	Offer Letter, dated August 3, 2006, between Rewards Network Inc. and Roya Behnia is incorporated herein by reference to Exhibit 10.6 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 8, 2006.

10.34*	Amendment to Offer Letter, dated December 10, 2008, between Rewards Network Inc. and Roya Behnia.

10.35	Form of Directors’ and Officers’ Indemnity Agreement, dated as of May , 2002, between iDine Rewards Network Inc. and the indemnitee stated therein is incorporated herein by reference to Exhibit 99 to iDine Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-89406), filed on May 30, 2002.

10.36	Rewards Network Inc. Severance Plan. is incorporated herein by reference to Exhibit 10.34 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.37	Loan and Security Agreement, dated as of November 6, 2007, between Rewards Network Inc. and each of its domestic subsidiaries signatory thereto and RBS Business Capital is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 8, 2007.

10.38	First Amendment to Loan and Security Agreement, dated as of August 11, 2008, between Rewards Network Inc. and each of its domestic subsidiaries signatory thereto and RBS Business Capital is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 11, 2008.

10.39	Services Agreement, dated March 24, 2004, between First Data Merchant Services Corporation and Rewards Network Inc. is incorporated herein by reference to Exhibit 10.27 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 14, 2005.

10.40	Processor Agreement, dated as of August 23, 2004, between Rewards Network Inc. and Golden Receiver Systems is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 11, 2008. Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

10.41	First Amendment to Processor Agreement, dated as of March 1, 2005, between Rewards Network Inc. and Golden Receiver Systems, L.L.C. is incorporated herein by reference to Exhibit 10.4 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 11, 2008. Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

10.42	Agreement, dated as of September 19, 2005, by and between Rewards Network Services Inc. and American Express Travel Related Services Company, Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on September 23, 2005.

10.43	Amendment to Agreement, dated as of March 13, 2006, by and between Rewards Network Services Inc. and American Express Travel Related Services Company, Inc. is incorporated herein by reference to Exhibit 10.39 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.44	Settlement Agreement, dated March 6, 2007 by and among Rewards Network Inc., Rewards Network Establishment Services Inc., Rewards Network Services Inc., and RTR Funding LLC, on the one hand, and Bistro Executive, Inc., dba Tournesol; Patrice Lambert; Westward Beach Restaurant Holdings, LLC, formerly dba The Gray Whale; Thomas Averna; Minibar, Inc., dba Minibar Lounge; and Rebekah Barrow is incorporated herein by reference to Exhibit 10.44 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2007.

10.45	Relationship Agreement, dated January 31, 2008, between Rewards Network Establishment Services Inc. and Upromise, Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 4, 2008.

21.1*	List of Subsidiaries

23.1*	Consent of KPMG LLP

24.1*	Power of Attorney (contained in the signature page to this annual report on Form 10-K)

31.1**	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2**	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 12, 2009
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2010.

REWARDS NETWORK INC.

By:	/s/ Ronald L. Blake
Name:	Ronald L. Blake
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below, and on the 26th day of February, 2010.

Signature	Title

*	Chairman of the Board
Donald J. Liebentritt

/S/ RONALD L. BLAKE	Director, President and Chief Executive Officer
Ronald L. Blake	(Principal Executive Officer)

/S/ CHRISTOPHER J. LOCKE	Senior Vice President and Chief Financial Officer
Christopher J. Locke	(Principal Financial and Accounting Officer)

Signature	Capacity In Which Signed

*	Director
Raymond A. Gross

*	Director
F. Philip Handy

*	Director
Marc C. Particelli

*	Director
Michael J. Soenen

*	Director
Mark R. Sotir

*By: /s/ Roya Behnia	Attorney-in-fact
Roya Behnia

REWARDS NETWORK INC.

LISTING OF EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.1	Stock Purchase and Sale Agreement, dated as of November 6, 1997, among Transmedia Network Inc., Samstock, L.L.C. and Transmedia Investors L.L.C. is incorporated herein by reference to Exhibit 10.1 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on November 17, 1997.

10.2	Amended and Restated Agreement Among Stockholders, dated as of March 3, 1998, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors L.L.C., Melvin Chasen and Iris Chasen and Halmostock Limited Partnership is incorporated herein by reference to Exhibit 10.5 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 17, 1998.

10.3	Stockholders Agreement, dated as of March 3, 1998, among Transmedia Network Inc., EGI—Transmedia Investors, L.L.C., Samstock, L.L.C., and Halmostock Limited Partnership is incorporated herein by reference to Exhibit 10.6 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 17, 1998.

10.4	Transmedia Network Inc. 1987 Stock Option and Rights Plan is incorporated herein by reference to Exhibit 10.2 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 000-4028), filed on December 29, 1994.

10.5	Form of Stock Option Agreement (as modified) between iDine Rewards Network Inc. and certain directors is incorporated herein by reference to Exhibit 10.3 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No.001-13806), filed on December 29, 1995.

10.6	iDine Rewards Network Inc. 1996 Long-Term Incentive Plan, including amendments through June 1, 2002, is incorporated herein by reference to Exhibit 10.13 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed March 12, 2004.

10.7	Rewards Network Inc. 2004 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.

Exhibit No.	Description
10.8	Amendment No. 1 to the Rewards Network Inc. 2004 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.

10.9	Rewards Network Inc. 2006 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 26, 2006.

10.10*	Amendment No. 1 to the Rewards Network Inc. 2006 Long-Term Incentive Plan.

10.11	2008 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 21, 2008.

10.12	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 28, 2006.

10.13	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 5, 2007.

10.14	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 21, 2008.

10.15	Restricted Stock Unit Award Agreement, dated as of June 1, 2006, between Ronald L. Blake and Rewards Network Inc. is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 26, 2006.

10.16	Rewards Network Inc. 2006 Non-Employee Director Awards Program is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 26, 2006.

10.17	Amendment No. 1 to the Rewards Network Inc. 2006 Non-Employee Director Awards Program is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 12, 2008.

10.18*	Amendment No. 2 to the Rewards Network Inc. 2006 Non-Employee Director Awards Program.

10.19	Lease by and between Equity Office Properties Management, as agent for Two North Riverside Plaza Joint Venture Limited Partnership, and iDine Rewards Network Inc., dated May 5, 2003 is incorporated herein by reference to Exhibit 10.16 to iDine Rewards Network Inc.’s Annual Report on Form 10-K/A (File No. 001-13806), filed on October 7, 2003.

10.20	First Amendment, dated May 8, 2006, between Rewards Network Inc. and Equity Office Properties Management Corp., as agent for Two North Riverside Plaza Joint Venture Limited Partnership, an Illinois limited partnership, sole beneficiary of LaSalle National Trust, N.A., successor trustee under Trust Agreement dated June 26, 1969 and known as Trust No. 39712 is incorporated herein by reference to Exhibit 10.6 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on May 9, 2006.

10.21	Second Amendment, dated August 24, 2006, between Rewards Network Inc. and Equity Office Properties Management Corp., as agent for Two North Riverside Plaza Joint Venture Limited Partnership, an Illinois limited partnership, sole beneficiary of LaSalle National Trust, N.A., successor trustee under Trust Agreement dated June 26, 1969 and known as Trust No. 39712 is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on August 25, 2005.

Exhibit No.	Description
10.22	Employment Agreement, dated September 13, 2005, between Rewards Network Inc. and Ronald L. Blake is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on September 14, 2005.

10.23*	Amendment No. 1 to Employment Agreement, dated December 31, 2008, between Rewards Network Inc. and Ronald L. Blake.

10.24	Offer Letter, dated September August 10, 2000, between Transmedia Network Services Inc. and Megan E. Flynn is incorporated herein by reference to Exhibit 10.22 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.25	Severance, Proprietary Interest Protection and Non-Solicitation Agreement, dated as of March 18, 2005, between Rewards Network Services Inc. and Megan E. Flynn is incorporated herein by reference to Exhibit 10.23 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.26*	Amendment No. 1 to Severance, Proprietary Interest Protection and Non-Solicitation Agreement, dated as of December 15, 2008, between Rewards Network Services Inc. and Megan E. Flynn.

10.27	Offer Letter, dated April 14, 2005, between Rewards Network Services Inc. and Christopher J. Locke. is incorporated herein by reference to Exhibit 10.24 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.28	Letter Agreement, dated as of November 7, 2007, between Rewards Network Inc. and Christopher J. Locke is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 8, 2007.

10.29*	Amendment to Severance Letter Agreement, dated as of December 10, 2008, between Rewards Network Inc. and Christopher J. Locke.

10.30	Offer Letter, dated June 14, 2005, between Rewards Network Establishment Services Inc. and Robert S. Wasserman is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on June 17, 2005.

10.31	Severance, Proprietary Interest Protection and Non-Solicitation Agreement, dated as of June 14, 2005, between Rewards Network Establishment Services Inc. and Robert S. Wasserman is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on June 17, 2005.

10.32*	Amendment No. 1 to Severance, Proprietary Interest Protection and Non-Solicitation Agreement, dated as of December 22, 2008, between Rewards Network Establishment Services Inc. and Robert S. Wasserman.

10.33	Offer Letter, dated August 3, 2006, between Rewards Network Inc. and Roya Behnia is incorporated herein by reference to Exhibit 10.6 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 8, 2006.

10.34*	Amendment to Offer Letter, dated December 10, 2008, between Rewards Network Inc. and Roya Behnia.

Exhibit No.	Description
10.35	Form of Directors’ and Officers’ Indemnity Agreement, dated as of May , 2002, between iDine Rewards Network Inc. and the indemnitee stated therein is incorporated herein by reference to Exhibit 99 to iDine Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-89406), filed on May 30, 2002.

10.36	Rewards Network Inc. Severance Plan. is incorporated herein by reference to Exhibit 10.34 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.37	Loan and Security Agreement, dated as of November 6, 2007, between Rewards Network Inc. and each of its domestic subsidiaries signatory thereto and RBS Business Capital is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 8, 2007.

10.38	First Amendment to Loan and Security Agreement, dated as of August 11, 2008, between Rewards Network Inc. and each of its domestic subsidiaries signatory thereto and RBS Business Capital is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 11, 2008.

10.39	Services Agreement, dated March 24, 2004, between First Data Merchant Services Corporation and Rewards Network Inc. is incorporated herein by reference to Exhibit 10.27 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 14, 2005.

10.40	Processor Agreement, dated as of August 23, 2004, between Rewards Network Inc. and Golden Receiver Systems is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 11, 2008. Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

10.41	First Amendment to Processor Agreement, dated as of March 1, 2005, between Rewards Network Inc. and Golden Receiver Systems, L.L.C. is incorporated herein by reference to Exhibit 10.4 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 11, 2008. Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

10.42	Agreement, dated as of September 19, 2005, by and between Rewards Network Services Inc. and American Express Travel Related Services Company, Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on September 23, 2005.

10.43	Amendment to Agreement, dated as of March 13, 2006, by and between Rewards Network Services Inc. and American Express Travel Related Services Company, Inc. is incorporated herein by reference to Exhibit 10.39 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.44	Settlement Agreement, dated March 6, 2007 by and among Rewards Network Inc., Rewards Network Establishment Services Inc., Rewards Network Services Inc., and RTR Funding LLC, on the one hand, and Bistro Executive, Inc., dba Tournesol; Patrice Lambert; Westward Beach Restaurant Holdings, LLC, formerly dba The Gray Whale; Thomas Averna; Minibar, Inc., dba Minibar Lounge; and Rebekah Barrow is incorporated herein by reference to Exhibit 10.44 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2007.

10.45	Relationship Agreement, dated January 31, 2008, between Rewards Network Establishment Services Inc. and Upromise, Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 4, 2008.

Exhibit No.	Description
21.1*	List of Subsidiaries

23.1*	Consent of KPMG LLP

24.1*	Power of Attorney (contained in the signature page to this annual report on Form 10-K)

31.1**	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2**	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 12, 2009
**	Filed herewith