Form 10-K
period 2009-12-31
REWARDS NETWORK INC
filed 2010-03-16
CIK 78536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $70,184,759 based on the closing sale price as reported on the NASDAQ Stock Market LLC.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 9, 2010
Common Stock, $0.02 par value per share	8,693,555 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2010	Part III

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

Overview

We operate the leading dining rewards programs in North America by marketing participating restaurants to members of these programs and by providing incentives to members to dine at these restaurants. In addition to operating the dining rewards program of leading airline frequent flyer programs, hotel frequent-stay programs, retailer shopping programs, college savings programs, and other affinity organizations, we offer our own dining rewards program, iDine®, at www.idine.com.

We recognize revenue only if a member dines at a participating restaurant when rewards are available and pays using a credit or debit card (also referred to as a payment card) that the member has registered with us. Our revenues are applied to provide rewards to members; cover our selling, marketing, general and administrative expenses; and generate operating income that provides a return for our stockholders.

Shares of our common stock are traded on the NASDAQ Stock Market under the symbol DINE.

Our Programs for Participating Restaurants

We offer two programs to restaurants — our Marketing Services Program and Marketing Credits Program. In both the Marketing Services and Marketing Credits Programs, we market participating restaurants principally through websites, email and mobile smartphone applications, as well as various social media outlets. Our programs are designed to increase the frequency of dining and the amount spent by members at participating restaurants by providing incentives to dine at these restaurants, including airline miles, college savings rewards, reward program points, and cash back benefits. As members spend more at participating restaurants, the amount of incentives they receive for dining increases. We also offer reporting and customer feedback to participating restaurants and provide aggregate data regarding members’ activity and feedback through comments and ratings gathered from surveys. Bars and clubs also participate in our programs, and for purposes of describing our business, are included when the terms “restaurants” or “clients” are used.

Restaurants that participate in the Marketing Credits Program receive marketing, reporting, customer feedback and incentives but also agree to allow us to purchase a portion of member dining in advance and at a discount. In return for purchasing a bulk amount of dining in advance and agreeing to market the restaurant, provide rewards to members and provide other related services, we are able to purchase member dining for substantially less than normal menu prices. We earn revenues only if members dine at participating restaurants. In discussing our business, we use the term “dining credits” to refer to the portion of future member dining that we have purchased and we use dining credits to track member dining at our restaurants in the Marketing Credits Program. Our marketing efforts within the Marketing Credits Program are critical in driving members into participating restaurants. If members do not dine at our participating restaurants, we cannot redeem the dining credits and otherwise have no recourse to the restaurant.

Marketing. We market participating restaurants to members in a variety of ways, principally through websites, email, smartphone applications, and various social media. We believe our marketing programs are a cost-effective way for restaurants to reach large numbers of potential customers located across the country. Our marketing provides personalized messages for members identifying participating restaurants based on where the member lives or works. We also believe that our marketing provides value to participating restaurants because of the attractive demographics of members, including members of our program partners, and the incentives we provide to members to increase their dining activity. In several cases, we are the exclusive provider of dining rewards programs for program partners and have the exclusive ability to market restaurants to their members. Because we earn revenues for our services only when members dine at the restaurant, there is no upfront cost to restaurants for these services.

Websites. We market participating restaurants through the website of iDine, www.idine.com, and websites that we host and manage for our program partners. These websites feature restaurants and include essential information such as name and address, maps and directions, cuisine type and the rewards available to members for dining. Restaurant information found on websites may also include menus, photographs, reviews and restaurant ratings from members and third parties. Our websites allow members to search for participating restaurants based on location, cuisine, rating and other restaurant attributes. As of December 31, 2009, we hosted and managed 13 different co-branded websites on behalf of our program partners, in addition to our iDine website. In 2009, these websites were visited by members and other visitors over 14 million times.

Email. We market participating restaurants to members who provide us with an email address and permission to send them emails. Email marketing includes welcoming new members, alerting members to new participating restaurants in their area and marketing specific kinds of participating restaurants, such as family-friendly restaurants. These emails are customized for members to provide information on participating restaurants in their area. We also send emails to these members that confirm the reward they received for dining at a participating restaurant and invite them to complete a survey about their dining experience. We provide some members with opportunities to earn bonus rewards after completing demographic surveys that provide us with a better understanding of member demographics. Emails may be sent by us directly to a member or may be sent on our behalf by a program partner. Over 112 million emails supporting participating restaurants were sent by us to members during 2009, and nearly 27% of those emails were opened, compared to an average open rate of 20% for other leading email marketing companies according to our email provider, Exact Target, Inc., one of the nation’s leading direct email marketers.

Smartphone Applications. We have developed free applications for the iPhone™, BlackBerry® and Android™ smartphones. These mobile applications provide most of the features that can be found on our websites to members and non-members on their smartphones. Our free applications provide members of most of our partners with the ability to search for restaurants and find information on the benefits available to them, as well as the restaurant description, menus, photos and directions. We have a separate free application that is designed specifically for iDine members.

Social Media. We have created city-specific fan pages for select cities on Facebook and Twitter feeds for iDine that provide timely information about participating restaurants. We are seeking to expand our social media presence to involve our restaurants more directly in marketing to iDine members through these social media outlets.

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

Member Feedback. We provide participating restaurants aggregate rating results and member comments from surveys that are completed by certain members after they dine. We believe these survey results have the potential to provide a powerful link between members and restaurants because they allow members to provide feedback directly to our restaurants. During 2009, we received approximately 1.5 million completed surveys from members. Members have completed at least five surveys for approximately 90% of our restaurants and more than 30 surveys for approximately 74% of our restaurants. We make these survey results available to both participating restaurants in their customer feedback reports and to members through www.idine.com and the other websites that we maintain.

We believe these survey results are valuable for restaurants because they offer feedback only from members who have actually dined at the restaurant. These survey results enable a restaurant to respond to customer feedback, address issues raised by customers, gauge the quality of food, service and operations, and improve its overall business. We believe these member feedback reports are a powerful tool to deliver the collective voice of members to our restaurants and solidify our relationship with both. During 2009, we introduced a system that allows restaurants to respond directly to member comments via an anonymous email. Restaurants can directly address member concerns and compliments, further strengthening the connection between our restaurants and members.

Dining Rewards Programs. We seek to increase the frequency of member dining at participating restaurants by offering members incentives to dine at these restaurants. A member receives a reward if he or she pays with a payment card registered with us when rewards are available at that restaurant. Rewards are in the form of frequent flyer miles, credits to a college savings account, cash back rewards and other reward currencies. We seek to incentivize members by linking the amount of rewards they receive to the amount they spend and the frequency of dining at participating restaurants.

We believe that the dining rewards programs we operate provide a restaurant with a cost-effective way to reward a portion of its customers with reward currencies (such as airline miles) that are valued by the customer. We also believe that a restaurant would not be able to offer a similar range of reward currencies, nor develop the transactional infrastructure needed to deliver such rewards, without our programs. We are the exclusive provider of dining rewards programs to several program partners and the only way for restaurants to offer certain reward currencies is through our programs. By participating in our programs, restaurants receive an outsourced dining rewards program through our marketing, tracking of qualifying member transactions, and providing the rewards to members. Because our programs use our registered card platform, described below, participating restaurants do not have to use separate cards, coupons or otherwise bear the costs of administering the dining rewards programs.

Dining Credits. In addition to marketing restaurants to members, offering incentives to members to dine at these restaurants, and providing these restaurants with reporting on member activity and member feedback, we purchase rights from the restaurant to receive a portion of future member dining that qualifies for rewards. We purchase a portion of future member dining in advance, in bulk and at a discount from the retail or menu price of the goods and services provided by the restaurant. We determine which members receive marketing for the restaurant and are eligible to receive rewards for dining at the restaurant. When a member who is eligible to receive a reward dines at a restaurant that is part of the Marketing Credits Program, we receive an agreed-upon percentage of the bill that represents the portion of the member’s dine that we have purchased. We have the risk that our dining credits will go unredeemed if members do not dine at our restaurants. We take on risk when purchasing dining credits from a restaurant because we retain the risk that we may be unsuccessful in marketing the restaurant to members and providing incentives for members to dine at the restaurant and members will not dine at the restaurant as frequently as we expect or enough to use all of the dining credits that we purchased. There is no term to our agreement with the restaurant and if members do not dine at the restaurant, we have no recourse to the restaurant for recovery of the dining credits. In addition, a restaurant may repurchase from us at any time the dining credits at their original cost. Restaurants that participate in our Marketing Credits Program can use the amount we pay for the dining credits for business purposes such as working capital, new equipment, renovations or expansion.

We believe that restaurants participate in the Marketing Credits Program because it allows them to sell a portion of their future business at a wholesale price and receive an upfront payment in return. We also believe the Marketing Credits Program is attractive because, in addition to the payment for the dining credits we purchase, this program provides restaurants with marketing, customer reporting, member feedback and dining rewards program services that are not provided by other sources of capital. We earn revenues for our services and the future transactions that we have purchased only through member transactions that qualify for a reward, which makes us different from other sources of liquidity available to restaurants, such as a loan with fixed repayments or a factoring arrangement that requires a restaurant to pay a portion of all of its transactions. When purchasing dining credits from a restaurant, we retain the risk that we will be unsuccessful in marketing the restaurant to members and providing incentives for members to dine at the restaurant and members will not dine at the restaurant as frequently as we expect or indeed enough to use all of the dining credits that we purchased. There is no term to our agreement with the restaurant and if members do not dine at the restaurant, we have no recourse to the restaurant for recovery of the dining credits. In addition, a restaurant may repurchase from us at any time the dining credits at their original cost. We believe that our experience in the restaurant industry enables us to design the Marketing Credits Program to meet the needs of restaurants.

In discussing our business, including in Management’s Discussion and Analysis and our financial statements, we use the term “dining credits” to refer to the portion of future member dining that we purchase.

Participating Restaurants

As of December 31, 2009, we had 10,240 participating restaurants across the United States and Canada, with 4,961 restaurants participating in our Marketing Credits Program and 5,279 restaurants participating in our Marketing Services Program. Participating restaurants are generally located in major metropolitan markets and surrounding areas. Participating restaurants encompass a variety of cuisine types and entrée prices; they include quick-serve, family, casual and fine dining restaurants. Our participating restaurants are primarily independently owned and operated and include a single or a few locations, although we also work with some larger restaurant groups.

Members

Members join our programs in order to receive rewards for dining at participating restaurants and can do so by enrolling in iDine or one of our partner programs. Members can enroll directly with us at www.idine.com or by calling 1-877-491-3463, and may elect to join a program with no annual fee, or a program with an annual fee that provides greater rewards. Members may be enrolled automatically if our programs are made available as a benefit through one of our program partners or affinity card-issuing partners. We believe our registered card platform, which is explained below, is attractive to members because they simply pay with their registered payment card in order to receive their dining reward and do not have to present a coupon or additional card. As of December 31, 2009, we had approximately 3.3 million active member accounts. We consider a member account to be active if the account has at least one qualified transaction at a participating restaurant during the most recent 12 months. An active member account may consist of more than one payment card and may have more than one person associated with the account, although we consider each member account to be held by one member.

In addition to joining iDine directly, members also join our programs through a variety of other sources, including through our relationships with major airlines, payment card issuers, other loyalty program providers and our corporate program. We refer to our partners in all of these programs as program partners, and these programs are discussed below. In these programs, members may be solicited for enrollment or may be automatically enrolled by our program partners. Generally, a member enrolled in one of our programs through a program partner remains a member so long as our relationship with the program partner continues. If our relationship with the program partner terminates, in most cases our relationship with the member terminates as well. Members who join our programs indirectly through a program partner receive the loyalty rewards currency of that program partner and generally do not pay an annual fee to us.

Members are important to participating restaurants as potential new and frequent customers. Having a large and active member base is an important consideration for restaurants joining or continuing in our programs. Members are also important to us because we recognize revenue and realize a return on the dining credits we have purchased when members have qualified transactions at participating restaurants. We are also able to provide customer reporting and feedback to participating restaurants based on the aggregate data we have regarding member transactions, as previously described. We believe the data generated by member participation in our programs is a valuable asset. We analyze this data in connection with improving our business and we believe that analysis of this data may be valuable to third parties who desire information on the restaurant industry. Because members are important to participating restaurants and our business, we continually work to improve our marketing initiatives to increase the engagement of our members in our programs. We redesigned and relaunched our cash back rewards program under the name iDine in 2009 in an effort to increase the number of members in our proprietary program and to increase their engagement in our program. We also offer promotional and bonus rewards to members on a periodic basis in order to increase engagement, increase revenues and obtain additional member information such as email addresses or demographic information. As of December 31, 2009, approximately 2.9 million members have provided us with a deliverable email address and have agreed to receive our promotional emails. We have determined that these members spend, on average, 66% more each year at participating restaurants than members who have not provided an email address.

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

Airline frequent flyer programs represent the largest number of member accounts that are part of our loyalty partner programs. As of December 31, 2009, we provided dining rewards programs to seven major airlines, which we believe makes us the largest provider of dining rewards programs to the airline industry. In 2008, we added Southwest Airlines as a new airline partner and in 2009 we added Hilton Hhonors and Best Buy as partners. We continue to seek new partnerships that provide us with the ability to positively impact member engagement with our participating restaurants.

iDine. We currently offer iDine, a program for members who enroll directly with us. This program provides cash back rewards on the total qualified transaction amount at participating restaurants. We either credit the rewards directly to the member’s payment card account or provide the cash back rewards via check or other payment device. In December 2009, we received notice that we would no longer be able to credit cash back rewards directly to Visa and MasterCard accounts. As a result, we began issuing cash back rewards via check to affected members. The impact of this change did not have a material impact to our iDine program or to our results of operations or financial position. We continue to credit cash back rewards directly to American Express and Discover card accounts, and we are reviewing methods to provide cash back rewards to iDine members in a way that positively impacts member engagement with iDine.

iDine members may participate in a free program, pay an upfront annual fee or elect to “earn” the membership fee over time.

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

Payment Card Issuer Programs. We work with various issuers of general purpose debit cards and credit cards to provide cardholders with cash back rewards as an incentive to certain payment card portfolios. Our program is a value-added feature of the card and provides cardholders with additional opportunities to earn rewards through the payment card’s loyalty program. Our relationships with payment card issuer partners support both the direct enrollment of new members via online secured website registration and the indirect enrollment of payment cards where our program is a feature of the payment card’s benefit program.

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

We provide the majority of rewards to members in the form of a mileage credit to their frequent flyer account, a reward to their loyalty program account or a cash back reward. Occasionally, we offer the opportunity for members to earn additional rewards under special promotions and bonus offers designed to increase engagement in the program, increase revenues and obtain additional member information such as email addresses or demographic information. Certain members receive additional rewards when they complete a survey about their dining experience. Cash back rewards typically represent between 5% and 20% of the member’s total transaction amount with participating restaurants. Members receiving airline frequent flyer miles generally earn between one and five miles for each dollar spent at participating restaurants. The amount of rewards earned per dollar spent by members of our airline frequent flyer programs and some of our other loyalty programs is a result of the member’s annual level of participation in our program, with more active members earning greater rewards per dollar spent than less active members. In 2008, we revised our member rewards offerings to more cost effectively drive member engagement. For example, our revised rewards structure was designed to incentivize members to provide deliverable email addresses in order to receive enhanced rewards. Also some members were required to take other steps, such as filling out member surveys, to obtain the highest level of rewards. We frequently offer bonus opportunities to members that require registration and additional actions, such as completing demographic surveys, to earn these bonuses as part of our effort to increase engagement.

We communicate reward and bonus opportunities to members via a variety of communication methods, including email, www.idine.com and our partners’ websites.

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

We use the qualified transaction data to provide rewards to members. We also use qualified transaction data to create reports on member activity for our participating restaurants, to invoice as well as collect our fees from restaurants for marketing, reporting on member activity and member feedback, and dining rewards program services, and collect the portion of the member transaction that we have purchased from restaurants that participate in our Marketing Credits Program.

Competition

We do not believe that any single competitor in the United States offers the full range of services that we offer to restaurants. Features of our programs include: (1) the ability to market our participating restaurants to demographically attractive members, including the exclusive ability to market to several of our program partners; (2) our program partner and processor relationships; (3) as part of our Marketing Credits Program, access to liquidity in advance of customer transactions through our purchase of a portion of future member transactions; and (4) our reporting on member activity and member feedback that provides participating restaurants with valuable analysis of their customers’ behaviors and opinions. However, we do compete with many companies and programs that offer some of these services to restaurants. Our competitors include companies that offer marketing services and marketing programs to restaurants, or dining discounts to consumers. We also compete in some markets with various finance companies that address the capital needs of restaurants through loans with fixed repayments or a factoring arrangement that requires a restaurant to pay a portion of all of its transactions.

Employees

As of December 31, 2009, we had 401 employees, of whom 398 were full time. We believe that our relationship with employees is good. None of our employees are represented by a labor union.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of March 11, 2010:

Name	Age	Position(s)
Ronald L. Blake	54	President, Chief Executive Officer and Director
Roya Behnia	43	Senior Vice President, General Counsel, and Secretary
Megan E. Flynn	43	Senior Vice President, Business Development and Marketing
Christopher J. Locke	39	Senior Vice President, Chief Financial Officer and Treasurer

Ronald L. Blake became President and Chief Executive Officer of the Company in March 2005 and a director of the Company in September 2005. Prior to joining the Company, Mr. Blake was Chairman and Chief Executive Officer of Willis Stein Telecommunications Acquisition Corp. since 2000. Mr. Blake currently serves as a director of VelociTel and as trustee of Alverno College.

Roya Behnia became Senior Vice President, General Counsel, and Secretary in August 2006. Ms. Behnia served as Assistant General Counsel and Group General Counsel for SPX Corporation, a Fortune 500 multi-industry corporation, from August 2001 until August 2005.

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

Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by statements in this Annual Report on Form 10-K include, but are not limited to, the risk factors set forth below. If any of the events discussed in these risk factors occur, our business, financial condition, results of operations or cash flows could be adversely affected in a material way and the market value of our common stock could decline. This Item 1A includes forward-looking statements. You should refer to our discussion of the qualifications and limitations on forward-looking statements on page 2.

A deterioration in economic conditions could have a material adverse effect on our business, operating results and financial condition.

Our performance is subject to overall economic conditions and their impact on factors such as consumer spending. Discretionary consumer spending is impacted by a variety of conditions, including unemployment, consumer debt levels, uncertainty in the real estate, mortgage, and credit markets, reductions in net worth, and other macroeconomic conditions. Discretionary consumer spending generally declines during recessionary periods. Because spending for dining at restaurants can generally be considered a discretionary purchase, we may experience a more negative impact on our business due to these conditions than other companies that do not depend on discretionary spending.

If the national or local economy deteriorates in the regions in which we do business, members may perceive that they have less disposable income to spend dining out, and as a consequence, may spend less. If members spend less, our revenues may decline even if we maintain or increase the number of restaurants participating in our programs, and therefore may have a material adverse effect on our operating results and financial condition. Our business depends on members’ use of registered payment cards at participating restaurants. If members have less available credit on their registered credit cards, they might not dine out as frequently or we may not capture all of the members’ dining activity.

In addition, a sustained economic downturn could cause participating restaurants to go out of business as a result of a decline in overall consumer spending. Restaurants may close or declare bankruptcy in greater numbers during a recession. It is likely that, if the number of restaurants entering bankruptcy rises or if a participating restaurant closes before the end of their participation in our dining credits program, there would be an increase in dining credits losses. If participating restaurants close or declare bankruptcy at higher rates than we typically experience, we could suffer higher than expected levels of losses on our existing dining credits portfolio, which could result in a material adverse effect on our revenues, operating results, and financial condition.

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

The expected usage period of net dining credits in our portfolio averages about seven months, which means that when we purchase dining credits from a restaurant, we generally expect our members to use the dining credits within seven months. This period of time may be longer or shorter based on several criteria that we use to evaluate the risk of a dining credits transaction, and the actual amount of time it takes to use the dining credits may vary significantly from our estimate. We assess the usage period for dining credits for each transaction in order to manage our risk exposure to an individual restaurant. We expect to continue for the foreseeable future our current practices with respect to the average usage period for transactions. However, we may adjust the average usage period by purchasing fewer dining credits from individual restaurants, which reduces the size of our dining credits portfolio. Also, if we purchase fewer dining credits from a restaurant, the restaurant may leave our program earlier, which may result in fewer restaurants in our program. It also means that we must devote more time to the retention of restaurants in our programs. Purchasing fewer dining credits also reduces the total revenue that we may realize from that transaction, and if we are unable to renew that restaurant or enter into other new transactions to replace that restaurant, our revenues may decline and may adversely impact our business, operating results and financial condition.

We may experience a decline in average revenue per restaurant for several reasons, including a decrease in the number of members dining at participating restaurants, a decrease in the amount that members spend when they do dine at participating restaurants, a decrease in the percentage of each member transaction that we receive from the restaurant, and the management of our members’ share of individual restaurants’ business. We manage our members’ share of individual restaurants’ business by not marketing or providing rewards to certain members for dining at particular restaurants. When we manage in this manner, we do not receive revenue from restaurants for those non-reward transactions. A decline in average revenue per restaurant means that we must increase the number of restaurants that participate in our programs to maintain or grow our revenues. Even if we attract and retain enough restaurants to maintain or increase the number of restaurants that participate in our programs, our revenues may decline if average revenue per restaurant declines due to any of the factors outlined above, and may have a material adverse impact on our operating results and financial condition.

We rely on our due diligence process and risk evaluation tools to assess the financial risk of proposed transactions and the risk profile of restaurants participating in our Marketing Credits Program. We seek to balance the financial risk of our restaurant transactions with our desire to attract and retain restaurants. If our acceptance of financial risk is too conservative, it will make it more difficult for us to attract new participating restaurants or retain existing participating restaurants. On the other hand, if we accept too many transactions with greater financial risk, we will increase the number of restaurants in our program but we may also experience greater dining credits losses. In some cases, we are not able to recover all of the dining credits we have purchased from a restaurant, resulting in a loss. We provide allowances for unredeemable dining credits, which we previously referred to as allowance for doubtful accounts, based on our estimate of losses that would result from the inability of participating restaurants to remain in business, a restaurant’s unwillingness to honor its obligations relating to dining credits or our inability to generate sufficient traffic to utilize the dining credits.

An absence of desirable restaurants could cause members to either become less engaged or cancel their memberships with us or cause program partners to choose not to participate in our programs. This would reduce our revenues and profitability and harm our ability to attract new members, participating restaurants and program partners.

We are susceptible to the risk that we will not realize any value from the dining credits that we purchase, either because a restaurant fails or breaches its agreement with us, or because our marketing efforts and rewards programs fail to cause members to dine at a restaurant, and our allowance for unredeemable dining credits related to that risk may prove inadequate to absorb actual losses.

We purchase a portion of future member dining from restaurants that participate in our Marketing Credits Program. If a participating restaurant fails, we may not realize any value for the portion of future member dining that we purchased and that have not been realized when the restaurant ceases to do business. We refer to the portion of the future member dining that we purchase as dining credits in our financial statements. Even if a participating restaurant stays in business, it may breach its agreement with us and we may incur costs to enforce our agreement and may not recover amounts sufficient to compensate us for damages that we suffer from the breach. Even if a restaurant stays in business and does not breach its agreement with us, if our marketing efforts and the rewards we provide to members to dine at participating restaurants fail and members do not dine at the restaurant, we have no recourse against the restaurant and we would not realize any value from the dining credits that we purchased from the restaurant. We perform due diligence and risk analysis on dining credits purchase transactions, we work to enforce our contracts, in some cases we obtain personal guaranties and security agreements with restaurants, and we analyze member dining behavior in order to gain assurances that members will dine at the restaurants from whom we are considering purchasing dining credits. However, we cannot assure you that these measures will be adequate to ensure that we will realize the full value of every contract that we have entered into with our participating restaurants.

We maintain an allowance for unredeemable dining credits based on our estimates of losses that would result from the inability of participating restaurants to remain in business, our restaurants’ breach of their contracts or our inability to generate sufficient traffic to utilize the dining credits, which we refer to as our allowance for unredeemable dining credits. We perform a quarterly analysis of the adequacy of our allowance and, if necessary, adjust this allowance. This analysis is based on a number of factors, including the specific identification of at-risk dining credits, whether the account has been referred to legal collections, the date of the last payment received, whether our attempt to debit the restaurant’s bank account for payment has been rejected, the restaurant’s commercial credit score and the remaining usage period of the dining credits account. The amount of our allowance, however, is an estimate, and we cannot assure you that our actual dining credits losses will not be materially greater than our allowance for unredeemable dining credits. If we materially underestimate our actual unredeemable dining credits or significantly change our risk assessment policies, it could have a material adverse effect on our business, operating results and financial condition.

We may modify our dining credits purchasing policies in such a way that results in our taking on greater risk, which would lead to an increase in our allowance for unredeemable dining credits.

We continually evaluate our dining credits purchase policies by monitoring the performance of our dining credits portfolio and observing current economic trends facing the restaurant industry. If we modify our dining credits purchase policies to purchase more dining credits from restaurants that have a higher risk profile than what we currently deem acceptable, our allowance for unredeemable dining credits may increase.

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

Although many of our systems have a back-up that is fully redundant and can be used in the event the primary system is unavailable, not all of our systems are fully redundant. The failure of critical components of our infrastructure or a fire, flood or other catastrophic failure at our primary data center could result in an extended outage of our websites and delays in processing transactions that could result in a loss of revenues.

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

Payment card transaction processing is an integral part of our business, and our relationships with payment card issuers, payment card processors, transaction presenters and aggregators of payment card transactions are very important. During 2009, we obtained transaction data for approximately 28% of our revenues through our relationship with Golden Retriever Systems, L.L.C. In addition, during 2009, we obtained transaction data for approximately 22% of our revenues through American Express Travel Related Service, Inc. and approximately 18% of revenues through First Data Corporation.

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

In any event, if relationships with processors, presenters and aggregators that in the aggregate provide us with transaction data for a significant amount of our revenues terminate, our ability to receive and process a significant amount of transactions could be materially impaired if we are unable to find suitable replacements or convert restaurants to compatible platforms. If we are unable to find suitable replacements or convert restaurants to compatible platforms, there would be a material adverse effect on our ability to pay member rewards and recognize revenues.

In December 2009, we received notice that we could no longer credit cash back rewards directly to Visa and MasterCard accounts. For members of our iDine program, we continue to credit cash back rewards to their American Express and Discover cards. If we are prohibited from crediting cash back rewards directly to the American Express or Discover card accounts of iDine members, we may incur additional expenses in order to provide cash back awards to these members.

Our security measures may not be successful.

We collect and store sensitive data about restaurants and personal guarantors. In addition, we maintain a database of cardholder data, including payment card information. We have developed and implemented a number of measures in an effort to keep our member and participating restaurant data secure. We continually work on enhancing and improving our security measures. These measures may be expensive and involve hiring additional personnel or suppliers and consultants.

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

The complete or partial failure of our security measures could result in damage to our reputation, the loss of members and participating restaurants, incurring costs related to notification requirements and the filing of claims and lawsuits against us. Unauthorized disclosure or other misuse of restaurant, personal guarantor or member data, whether through breach of our computer systems or otherwise, could expose us to liability and protracted and costly litigation. Any significant incidents of loss of cardholder data by us could result in significant fines or other sanctions by Visa, MasterCard, American Express, banks or governmental bodies, any of which could have a material adverse effect upon our financial position or operations. We may also incur costs in connection with remedying a security breach, including potentially significant costs in connection with the possible replacement of payment cards that are compromised by a breach of our security. In addition, a significant breach could result in our being prohibited from processing transactions in the future, which would have a material adverse effect on the use of our registered card platform to operate our programs.

Failure to maintain compliance certifications may affect our ability to exchange critical information with business partners.

We obtain a Type II SAS70 report and maintain PCI DSS (Payment Card Industry Data Security Standard) certification. These certifications are essential in permitting us to act as a trusted custodian of sensitive information, including credit card information, and allow us to exchange that information with other business partners. The loss of one or more of these certifications could result in the suspension and potential revocation of our designation as a trusted partner, which may result in the loss of our permission to exchange sensitive information with our business partners. If business partners refuse to exchange sensitive information with us as a result of any failure by us to maintain these certifications, there may be a material adverse effect on our program partner relationships and processor relationships and our ability to add new members through our partner channels. It may also have a material adverse effect on our ability to obtain member credit card transactions, which would have a material adverse effect on our ability to obtain member credit card transactions, recognize revenue or credit rewards to members.

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

Additionally, we prompt members to update payment card information through messages on our website. However, some members may fail to register their replacement payment cards with us. If a significant number of members fail to register their replacement cards with us, we may see a decline in member activity, which may have a material adverse impact on our revenues and member engagement.

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

In December 2009, we received notice that we could no longer credit cash back rewards directly to Visa and MasterCard accounts. For members of our iDine program, we continue to credit cash back rewards directly to their American Express and Discover card accounts. If we are prohibited from crediting cash back rewards directly to the American Express or Discover card accounts of iDine members, we may incur additional expenses in order to provide cash back awards to these members.

A significant number of our active member accounts are obtained from our relationships with airlines and other program partners.

We depend on our relationships with airline and other program partners for a significant number of members and a significant portion of our revenue. We are particularly dependent on our relationships with airline partners. For the year ended December 31, 2009, approximately 59% of our revenues were derived from members enrolled in our programs through airline frequent flyer programs. As of December 31, 2009, we had contracts or relationships with seven major airlines and approximately 1.9 million of our approximately 3.3 million active member accounts were enrolled through airline frequent flyer programs. In addition, member accounts enrolled through three of our program partners, Upromise, Inc., United Air Lines, Inc. and American Airlines Inc., each represented more than 10% of our revenues for 2009.

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

Our business is cash intensive. We typically purchase a portion of future member transactions from participating restaurants in exchange for cash. As of December 31, 2009, our cash and cash equivalents were $12.7 million, and we had $57.3 million of dining credits, net of our allowance for unredeemable dining credits.

The recent financial crisis and has resulted in a decline in global credit markets, in higher short-term borrowing costs, and more stringent borrowing terms. In light of current conditions, and although we had approximately $20.1 million of borrowing availability under our revolving credit facility as of December 31, 2009, we cannot assure you that we will have access to that facility even if we were in compliance with all the conditions in the credit facility agreement. Also, we cannot assure you that we would be in compliance with the credit facility at the time we need to borrow under the revolving credit facility. We cannot assure you that we will be able to raise cash in the future on acceptable terms or at all. If we raise funds through the sale of equity or convertible debt securities, the value of our outstanding stock could be reduced. If we are unable to obtain sufficient cash to fund our purchase of future member transactions or otherwise provide working capital, our business, operating results and financial condition may be materially and adversely affected.

Changes in our programs that affect the rate of rewards received by members could have adverse consequences.

We may implement changes to our programs that may have the effect of reducing the amount of rewards provided to some members or requiring some members to take actions to obtain the highest level of rewards. In the past, we have implemented such changes in an effort to encourage member engagement in our programs. In addition, we have recently changed the manner in which cash back rewards are awarded to some of our iDine members, from a credit to a payment card account to a check or other payment device, in response to payment association rules. If members react to these changes by reducing the frequency of transactions with our participating restaurants, our revenues could decrease and members could use our dining credits more slowly. In addition, the rate of our new member activation could suffer if potential members perceive our programs as offering lower rewards.

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

A critical success factor for our business is our ability to maintain an appropriate balance of members and member activity to participating restaurants within each geographic market we serve. If we have too many members or too much member activity and too few participating restaurants in a particular geographic market, our member base may become dissatisfied and/or participating restaurants may experience a higher volume of business from members than anticipated. This could result in low program usage, high membership cancellations and participating restaurant attrition. Alternatively, if too many restaurants participate in our programs with too few members, our revenues may decline due to a lower number of member transactions. Managing this balance requires us, among other things, to anticipate trends within a market and the desires of members and participating restaurants. Managing this balance may be difficult where a particular partner program has a concentration of members in a single geographic market. We cannot assure you that we will be able to manage this balance effectively in each of our markets.

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

In light of the settlement of the California class action lawsuit, it is possible that there will be class action claims made against us in other states, raising allegations similar to those made by the plaintiffs in the California class action litigation and described in Note 12 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. The cost of defending and/or resolving through settlement any such purported class action litigation in one or several states in which we have entered into a significant number of Marketing Credits Program transactions may be substantial and may have a material adverse effect on us. In addition, we might be subject to damages and court-ordered restrictions on the conduct of our business as a result of any judgment ultimately entered in any such litigation, which may have a material adverse effect on us.

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

As of March 9, 2010, our largest stockholder, Samstock, L.L.C. and its affiliates, beneficially owned in aggregate 2,323,344 shares of our common stock, representing approximately 27% (based on 8,693,555 shares of common stock outstanding at March 9, 2010) of our outstanding common stock. As a result of their ownership, Samstock and its affiliates may be able to substantially influence the outcome of all matters submitted to a vote of our stockholders, including the election of directors. Samstock is indirectly owned by certain trusts and the trustee of these trusts is Chai Trust Company, LLC. The current chairman of our board of directors, Donald J. Liebentritt, is the President of Chai Trust Company, LLC.

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

Sales of a substantial amount of stock in the public market (such as the shares previously registered by us), or the perception that these sales may occur, could result in lower market prices of our common stock. This could also impair our ability to raise additional capital through the sale of other securities. As of March 9, 2010, 8,693,555 shares of our common stock were outstanding. In addition, as of March 9, 2010, 210,993 shares of our common stock were issuable upon exercise of outstanding employee and director stock options; 56,952 shares of our common stock were issuable upon the issuance of outstanding director stock awards that have been deferred; 380,967 shares of our common stock were issuable upon the vesting of employee and director stock awards and an additional 864,422 shares of our common stock were available under our long-term incentive stock plan for future grant. All of these shares have been registered for sale. The issuance and sale of a significant number of shares of our common stock upon the exercise of stock options and the vesting of stock awards, or the sale of a substantial number of shares of our common stock pursuant to Rule 144 or otherwise, could result in a dilution to each stockholder’s percentage ownership and could adversely affect the market prices of our securities.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table sets forth certain information regarding our principal facilities as of December 31, 2009:

Location	Monthly Rent	Term of Lease	Square Footage
Chicago, IL—Executive offices	$46,959	09/01/03 - 08/31/11	28,721
Hollywood, FL—Operations	30,558	07/01/09 - 06/30/13	21,879

In addition to the properties listed above, we have one other operations office and 12 sales offices throughout the United States and Canada. We believe our properties are generally in good condition and adequate for our needs. Furthermore, we believe that suitable additional or replacement space will be available when and if needed.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(A) MARKET INFORMATION

Shares of our common stock are listed and traded on the NASDAQ Stock Market LLC under the symbol DINE. Prior to May 26, 2008 shares of our common stock were listed and traded on the American Stock Exchange under the symbol IRN. The following table sets forth, for the periods presented, the high and low sales prices per share of our common stock, as reported on the American Stock Exchange (prior to May 26, 2008) and the NASDAQ Stock Market LLC. These sale prices per share are adjusted to reflect the one-for-three reverse stock split that was effective July 6, 2009.

Quarter Ended	Low	High
March 31, 2008	10.44	16.56
June 30, 2008	11.25	15.09
September 30, 2008	10.44	15.81
December 31, 2008	6.00	15.12
March 31, 2009	6.33	11.28
June 30, 2009	7.89	12.90
September 30, 2009	10.53	15.53
December 31, 2009	10.50	14.02

(B) HOLDERS

As of March 9, 2010, there were 225 holders of common stock of record.

(C) DIVIDENDS

We paid a special cash dividend of $2.00 per share of common stock on October 22, 2009 to stockholders of record at the close of business on October 15, 2009. We paid a total of $17.4 million relating to this special dividend. We have paid no other cash dividends on our common stock in our two most recent fiscal years. We regularly evaluate our cash position and cash flow forecasts to determine the appropriate use our cash reserves, which may include paying either regular or special cash dividends. Our current credit facility permits us to pay cash dividends on our common stock without the consent of the lenders up to $10 million subject to loan covenants, or if there are no borrowings outstanding under the credit facility, our fixed charge ratio (as defined in the agreement) for the previous twelve months, excluding such dividend, equals or exceeds 1.75 to 1, and the aggregate amount of our unrestricted cash and cash equivalents (as defined in the agreement) is at least $5.0 million.

Item 6.	Selected Financial Data (in thousands except for per share data)

The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the notes to those financial statements, which are included in this Annual Report on Form 10-K.

	Years ended December 31,
	2009	2008	2007	2006	2005
Statements of Operations Data
Total revenues	$108,552	$117,913	$115,202	$126,559	$143,914

Gross profit	70,396	75,480	66,225	83,497	77,051
Total operating expenses	60,689	67,103	56,366	106,082	74,178
Operating income (loss)	9,707	8,377	9,859	(22,585)	2,873
Other income (expenses), net	20	(802)	360	(204)	(2,753)
Income (loss) before income taxes	9,727	7,575	10,219	(22,789)	120
Income tax provision (benefit)	4,400	2,766	3,254	(7,634)	741

Net income (loss)	$5,327	$4,809	$6,965	$(15,155)	$(621)

Earnings (loss) per share of common stock:
Basic	$0.60	$0.53	$0.77	$(1.70)	$(0.07)

Diluted	$0.59	$0.53	$0.77	$(1.70)	$(0.07)

Weighted average number of common and common equivalent shares outstanding:
Basic	8,889	9,058	8,997	8,894	8,711

Diluted	9,062	9,158	9,054	8,894	8,711

Balance Sheet Data:
Total assets	102,840	$123,816	$176,544	$206,579	$190,887
Debt	—	—	55,000	70,000	70,000
Stockholders’ equity	84,951	99,319	92,842	84,737	94,188
Debt to total assets	0%	0%	31%	34%	37%

During the fourth quarter of 2009, we revised our revenue presentation in the statement of operations from reporting gross revenues to revenues net of the redemption of dining credits, as described further in Note 2 of this Annual Report on Form 10-K. All share and per share amounts have been adjusted to reflect the reverse one-for-three stock split effective July 6, 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands, except per share data)

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those financial statements provided under Part II, Item 8 of this Annual Report on Form 10-K.

OVERVIEW

We operate the leading dining rewards programs in North America by marketing our participating restaurants to members of these programs and by providing incentives to members to dine at these restaurants. In addition to operating the dining rewards program of leading airline frequent flyer programs, hotel frequent-stay programs, retailer shopping programs, college savings programs and other affinity organizations, we offer our own dining rewards program, iDine®, at www.idine.com.

We recognize revenue only if a member dines at a participating restaurant when rewards are available and pays using a credit or debit card (also referred to as a payment card) that the member has registered with us. In both programs, our revenue per transaction is equal to a percentage of the member’s total dining transaction amount and in the Marketing Credits Program the redemption of dining credits is deducted from the presentation of revenues. These revenues are applied to provide rewards to members; cover our selling, marketing, general and administrative expenses; and generate operating income that provides a return for our stockholders.

We offer two programs to restaurants—our Marketing Services Program and Marketing Credits Program. In both the Marketing Services and Marketing Credits Programs, we market participating restaurants principally through websites, email and mobile smartphone applications, as well as various social media outlets. Our programs are designed to increase the frequency of dining and the amount spent by members at participating restaurants by providing incentives to dine at these restaurants, including airline miles, college savings rewards, reward program points, and cash back benefits. As members spend more at participating restaurants, the amount of incentives they receive for dining increases. We also offer reporting and customer feedback to participating restaurants and provide aggregate data regarding members’ activity and feedback through comments and ratings gathered from surveys. Bars and clubs also participate in our programs, and for purposes of describing our business, are included when the terms “restaurants” or “clients” are used.

Restaurants that participate in the Marketing Credits Program receive marketing reporting, customer feedback and incentives but also agree to allow us to purchase a portion of member dining in advance and at a discount. In return for purchasing a bulk amount of dining in advance and agreeing to market the restaurant, provide rewards to members and provide other related services, we are able to purchase member dining for substantially less than normal menu prices. We earn revenues only if members dine at participating restaurants in the program. In discussing our business, we use the term “dining credits” to refer to the portion of future member dining that we have purchased and we use dining credits to track member dining at our restaurants in the Marketing Credits Program. When purchasing dining credits from a restaurant, we retain the risk that we will be unsuccessful in marketing the restaurant to members and providing incentives for members to dine at the restaurant and members will not dine at the restaurant as frequently as we expect or indeed enough to use all of the dining credits that we purchased. There is no term to our agreement with the restaurant and if members do not dine at the restaurant, we have no recourse to the restaurant for recovery of the dining credits. In addition, a restaurant may repurchase from us at any time the dining credits at their original cost.

Throughout 2009, we have been focused strategically on evolving into the leading provider of marketing services to the restaurant industry while managing the risks in our dining credits portfolio and minimizing our operating expenses. At the same time that we implemented more conservative dining credits purchasing policies in the first half of this past year, we also sought to improve our marketing services by opening our network to increase interaction among members, restaurants and partners. We believe that opening the network and focusing more aggressively on marketing services will provide us with more opportunities in 2010 and beyond. As a result of these efforts, we have increased the number of members who receive our email marketing and the number of marketing emails that we deliver. The number of completed post-dine surveys continues to increase. We also introduced a system that allows restaurants to respond to member feedback from post-dine surveys. These improvements benefit participating restaurants in both the Marketing Services and Marketing Credits Programs.

The improvements in our marketing services have contributed to the substantial growth in our Marketing Services Program. We also aggressively increased the focus of our sales force on the Marketing Services Program and made price adjustments at the end of 2008 to meet the needs of restaurants in a difficult economic environment. Marketing Services Program restaurants increased by 1,684, or 46.8%, as of December 31, 2009 as compared to December 31, 2008, and Marketing Services Program revenues for 2009 were 41.9% higher than in 2008. The growth in the Marketing Services Program is attractive because it does not require us to put capital at risk and its gross profit as a percentage of our share of qualified transaction amount is higher than in the Marketing Credits Program.

Our Marketing Credits Program continues to be a significant part of our business. We implemented more conservative dining credits purchasing policies during mid-2008 in light of the significant economic challenges and the credit uncertainty facing both the restaurant industry and consumers. These more conservative policies were aimed at generally reducing the amount of dining credits we purchased from individual restaurants and the estimated months to consume the dining credits purchased, which we refer to as the usage period. These policies resulted in fewer restaurants participating in the Marketing Credits Program and a smaller dining credits balance. Marketing Credits Program restaurants decreased by 1,332, or 21.2%, as of December 31, 2009 from December 31, 2008. Our net dining credits portfolio decreased to $57,299 as of December 31, 2009 from $75,663 as of December 31, 2008. While the net dining credits portfolio balance decreased when compared to the prior year, it increased during the fourth quarter of 2009 as compared to the third quarter of 2009. The composition of our dining credits portfolio has changed over time as dining credits that we purchased under previous purchasing policies were consumed and replaced by dining credits purchased under our more conservative policies. We believe that our dining credits portfolio substantially reflects our more conservative policies as evidenced by the reduction in the provision for losses expense. Our estimated months to consume dining credits net of the allowance for unredeemable dining credits, which we refer to as the net dining credits usage period, decreased to 6.9 months at December 31, 2009 from 7.5 months at December 31, 2008. Although our net dining credits portfolio has decreased 24.3% between December 31, 2009 and 2008, total revenues decreased 7.9% for 2009 compared to 2008 partially due to a $9,955 or 41.9% increase in revenues in the Marketing Services Program. This increase in revenues in the Marketing Services Program also resulted in a higher gross profit as a percentage of our share of qualified transaction amount than the Marketing Credits Program.

We continually evaluate our dining credits purchase policies by monitoring the performance of our dining credits portfolio and observing current economic trends facing the restaurant industry. During the second quarter of 2009, we began to observe the amount of members spend at participating restaurants stabilize. Based on our observations regarding member spending at our restaurants and our analysis of the performance of individual restaurants in our dining credits portfolio, we modified our approach to purchasing dining credits in the first half of 2009 to increase the amount of dining credits we purchase from restaurants that meet certain criteria relating to risk, sales volume and length of time in our program. We generally expect to continue our current dining credit purchasing policies, although in response to economic trends, we may adjust our approach with our dining credits purchases in the future in order to manage the use of our dining credits portfolio. If we choose to purchase more dining credits from restaurants that we identify as acceptable risk, it could result in an increase in the size of our dining credits portfolio and use of cash. If we become more conservative it would likely result in a further decrease in the size of our dining credits portfolio and lower future revenues. Our allowance for unredeemable dining credits may also increase or decrease as a result of the performance of our portfolio and of our assessment of the economy.

During 2009, we further reduced ongoing operating expenses primarily through decreases in general and administrative salaries as well as through decreases in member and restaurant marketing expenses. However, we continue to specifically avoid cost reductions that would adversely impact our sales force. While we see the current environment as challenging, we also see an opportunity to continue to add more restaurants to our programs. We increased the total number of restaurants in our program to 10,240 at December 31, 2009, as compared to 9,888 at December 31, 2008. The increase in restaurants is an indication of improved sales force productivity, driven in part by the maturity of our sales force. We added a significant number of sales staff in the quarter ended December 31, 2009, and we expect these new hires to take several months to achieve full productivity.

We have focused on these strategic priorities because we believe these priorities will contribute to growth and improve our cash flow generation and stockholder value. The implementation of the strategy to date has resulted in positive operating cash flow, improved return on assets and profitability despite lower revenues than a year ago. During the first half of 2009, we generated positive cash flow from operations, primarily as a result of the purchase of fewer dining credits during the period, but also due to the performance of the portfolio and the growth in the Marketing Services Program. In the second half of 2009, we continued to generate positive cash from operations and the amount of dining credits that we purchased began to increase during the fourth quarter. Our net dining credits portfolio increased $2,174 during the fourth quarter of 2009 as compared to the end of the third quarter of 2009. We currently do not have any borrowings outstanding under our credit facility and continue to operate on a debt-free basis.

The steps we took in 2009 have also provided the liquidity to implement a $5,000 stock repurchase plan and declare a special cash dividend of $2.00 per common share. The special cash dividend of $2.00 per common share was paid on October 22, 2009 to stockholders of record at the close of business on October 15, 2009. We funded the $17,435 total dividend amount from existing cash balances. The stock repurchase authorization does not have an expiration date and may be limited, suspended or terminated at any time without prior notice. Shares may be purchased from time to time on the open market or through private transactions, pursuant to Rule 10b5-1 trading plans or other available means. During 2009, we repurchased 490 shares for $4,637. The remaining amount available in the stock repurchase plan is $363. Repurchases are dependent on market conditions and other factors. The purchases were funded from cash and cash equivalents and the repurchased shares are maintained as treasury shares for possible future use. Any additional shares we may purchase are expected to be funded through cash from operations and cash equivalents.

On July 6, 2009, we completed a one-for-three reverse split of our common stock in which every three shares of our common stock was exchanged for one share of our common stock, as described further in Note 1 of this Annual Report on Form 10-K.

During the fourth quarter of 2009, we revised our revenue presentation in the statement of operations from reporting gross revenues to revenues net of the redemption of dining credits, as described further in Note 2 of this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the allowance for unredeemable dining credits, the valuation allowance, if any, for net deferred tax assets, goodwill and revenue recognition. Our estimates are based on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Unredeemable Dining Credits and Doubtful Accounts

We provide allowances for unredeemable dining credits and doubtful accounts receivables based on our estimate of losses that would result from the inability of participating restaurants to remain in business, their unwillingness to honor their obligations relating to dining credits and accounts receivables or our inability to generate sufficient traffic to utilize the dining credits. We take on risk when purchasing dining credits from a restaurant because we retain the risk that we will be unsuccessful in marketing the restaurant to members and providing incentives for members to dine at the restaurant and members will not dine at the restaurant as frequently as we expect or indeed enough to use all of the dining credits that we purchased. There is no term to our agreement with the restaurant and if members do not dine at the restaurant, we have no recourse to the restaurant for recovery of the dining credits. In addition, a restaurant may repurchase from us at any time the dining credits at their original cost. If the financial condition of our restaurant base were to deteriorate beyond our expectations, resulting in participating restaurants’ inability to provide food, beverage, goods and services to members thereby reducing the redemption of dining credits, if restaurants are unwilling or otherwise unable to honor their obligations relating to dining credits or accounts receivable in greater numbers than we expect or if we are unable to successfully market our restaurant base to our members, additional allowance for unredeemable dining credits may be required.

During the second quarter of 2008, we refined our methodology used to estimate unredeemable dining credits and accounts receivable. Prior to the second quarter of 2008, our methodology was primarily based upon the age of the portfolio as calculated from revenues from the preceding quarter. We applied estimated loss percentages to the aged portfolio based on the estimated time remaining on each transaction. We also provided for specifically identified accounts and for dining credits balances that were large or slow moving. Since the beginning of 2007, however, we have been collecting additional historical information on restaurant dining credits balances. With this additional data, during the second quarter of 2008, we refined our estimation method and now use this information to monitor accounts, track historical write-offs, and purchase new dining credits. We now apply a reserve rate to dining credits based upon additional characteristics, such as whether the account has been referred for legal collection, the date of the last payment received, whether our attempt to debit the restaurant’s bank account for payments due to us has been rejected, the restaurant’s commercial credit score, and the expected usage period of the dining credits. The reserve rate for each account is based upon historical charge-off rates of accounts with similar characteristics. We also provide for specifically identified accounts and for dining credit balances that are large or slow moving as we did previously. The refined methodology was applied to our entire portfolio and resulted in approximately $1,500 of additional provision for losses expense or $952 reduction in net income ($0.10 per diluted share) during 2008. Losses are reduced by recoveries of dining credits previously written off. Account balances are written off against the allowance once we conclude that a restaurant is unwilling or unable to honor their obligation relating to dining credits or if we are unable to successfully market our restaurant base to our members. Subsequent to the account being written off, we may continue to pursue recovery efforts. As of the beginning of 2008, we updated our write-off policy to further define when an account should be written-off.

We will continue to review our reserve rates on a regular basis based upon historical write off rates and may adjust reserve rates based on changes in the nature of our business, risk considerations, economic conditions, actual write off rates or other factors. We also adjust our dining credits purchases based upon trends we see in the industry. As discussed above in this section under Overview, in reaction to the significant economic challenges and the credit uncertainty facing both the restaurant and consumers, we implemented more conservative dining credits purchasing policies during mid-2008 in an effort to reduce the amount of dining credits we purchase from individual restaurants and improve the use of capital in our dining credits portfolio. We have observed the amount of members spend at participating restaurants stabilize beginning in the second quarter of 2009. As a result, we modified our approach to purchasing dining credits in the first half of 2009 to increase the amount of dining credits we purchase from restaurants that meet criteria relating to risk, sales volume and time on the program. We will continue to monitor these trends and review our reserve rates.

In March 2007, we began to provide access to capital through a loan product, called RCR Loans. We discontinued offering the product line effective January 2008, although we continue to service RCR Loan notes that we previously purchased. The net RCR Loan balance was $49 as of December 31, 2009. We provide an allowance for our RCR Loan product using a specific reserve method based on the restaurant’s payment history and previous experience with the restaurant, if applicable.

Deferred Tax Assets Valuation Allowance

We record a valuation allowance to reduce our deferred tax assets when it is not likely to be recognized due to cumulative losses and the uncertainty as to future recoverability. We consider future taxable income and available tax planning strategies in assessing the need for the valuation allowance. In the event we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which such determination is made. As of December 31, 2009, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset.

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

We comply with Accounting Standards Codification (“ASC”) 350-10, “Intangibles-Goodwill and Other,” the current standard for periodic assessment of the carrying value of intangible assets, including goodwill. We assess the impact of ASC 350-10 using a two-step approach to assess goodwill based on applicable reporting units and any intangible assets, including goodwill, recorded in connection with our previous acquisitions. We report under a single reporting segment and our goodwill analysis is measured under one reporting unit. The first step of our analysis as of December 31, 2009 demonstrated that the fair value of the segment exceeded the carrying value of the segment and we believe that the reporting unit currently is not at risk of failing the first step. Based on this analysis, no impairment was recorded in 2009. An increase in our discount rate or changes to our cash flow and operating assumptions of our future performance could have resulted in a failure of our step one analysis causing a step two evaluation to be performed. The second step would involve calculating the fair value of assets and liabilities of the segment and comparing that amount to the carrying value of the goodwill to determine if any goodwill impairment is necessary. The carrying value of our goodwill as of December 31, 2009 was $8,117.

Revenue Recognition

We recognize revenue from the Marketing Credits Program and Marketing Services Program when members patronize participating restaurants and pay using a payment card they have registered with us. Revenue is recognized only if the member’s transaction qualifies for a benefit in accordance with the rules of the member’s particular program. In the Marketing Services Program the amount of revenue recognized is that portion of the member’s total transaction amount that we are entitled to receive, in accordance with the terms of our agreement with the participating restaurant. In the Marketing Credits program, revenues equal the portion of the member’s total transaction amount that we are entitled to receive, in accordance with the terms of our agreement with the participating restaurant less the redemption of dining credits. For example, in a Marketing Credits Program transaction, if a member’s total qualified transaction amount is $100, as evidenced by the full amount of the payment card transaction, and our contract provides for us to receive 80% and we purchased the dining credits at a ratio of 2 to 1, the amount of our share of qualified transaction amount is $80, representing what we actually realize in cash and the total revenues is $40 (net of the redemption of dining credits). In the Marketing Services Program the same $100 transaction may yield $17 in revenue to be recognized, the amount we are entitled to receive in accordance with the terms of our agreement with the participating restaurant. Under the RCR Loan product, we recognize interest income on an effective yield basis over the life of the loan.

RESULTS OF OPERATIONS—COMPARISON OF 2009 AND 2008

The following table illustrates the relationship between revenue and expense categories for 2009 and 2008. These percentages have been rounded to the nearest tenth.

	Percentage of Revenues
	2009	2008
Total revenues	100.0	100.0
Member benefits	26.8	25.1
Provision for losses	7.4	9.9
Processing fees	1.0	1.0

Gross profit	64.9	64.0
Salaries and benefits	18.0	18.7
Sales commission and expenses	18.4	16.8
Professional fees	2.2	2.6
Member and restaurant marketing expenses	2.2	3.0
Depreciation and amortization	4.9	4.6
General and administrative expenses	10.2	11.2
Litigation and related benefit	0.0	0.0

Total operating expenses	55.9	56.9

Operating income	8.9	7.1
Other (expense) income, net	0.0	(0.6)

Income before income tax provision	8.9	6.4
Income tax provision	4.0	2.3

Net Income	4.9	4.1

Operating Revenues

The following table sets forth for the periods presented total revenues, direct expenses and certain other information for each of our two programs. We use the term “dining credits” to refer to the portion of future member dining that we purchase. Our Marketing Credits Program contracts include a separate fee for marketing, reporting on member activity, member feedback and dining rewards. We include all components of the Marketing Credits Program, including the payment for marketing, reporting on member activity, member feedback and dining rewards programs, in Marketing Credits Program revenues and gross profit because we do not purchase, and a restaurant cannot sell the dining credits without marketing services; we analyze our business in this manner; and since we earn revenues for our services and the future dining that we have purchased only if members dine at participating restaurants, our marketing efforts with the Marketing Credits Program is critical in driving members into participating restaurants. We use the term “restaurant” or “client” in this discussion to refer to restaurants, bars and clubs. Financial information regarding our interest income from the RCR Loan product is included in the Marketing Credits Program revenues strictly for purposes of our income statement.

	2009				2008
	Marketing Credits Program	Marketing Services Program	Membership Fees	Total	Marketing Credits Program	Marketing Services Program	Membership Fees	Total
Restaurant count as of December 31, 2009 and 2008, respectively	4,961	5,279		10,240	6,293	3,595		9,888
Number of qualified transactions (1)	5,440	4,905		10,345	6,419	3,178		9,597
Average transaction amount (1)	$44.30	$46.67		$45.42	$45.18	$46.32		$45.55
Qualified transaction amount (1)	$240,967	$228,919		$469,886	$289,979	$147,192		$437,171
Rewards Network percentage share of qualified transaction amount (1)(2)	74.5%	14.7%		45.4%	76.3%	16.1%		56.0%
Rewards Network share of qualified transaction amount and membership fees (1)	$179,571	$33,713	$1,092	$214,376	$221,155	$23,758	$1,271	$246,184
Redemption of dining credits (1)	105,824	—	—	105,824	128,271	—	—	128,271

Total Revenues	$73,747	$33,713	$1,092	$108,552	$92,884	$23,758	$1,271	$117,913

Revenue as a percentage of qualified transaction amount (1)(2)	30.6%	14.7%		22.9%	32.0%	16.1%		26.7%
Member benefits	$11,131	$9,742	$—	$20,873	$14,538	$6,228	$—	$20,766
Bonus rewards	1,869	1,839	—	3,708	3,256	1,662	—	4,918
Partner Commissions	2,395	2,068	—	4,463	2,663	1,313	—	3,976

Total member benefits	$15,395	$13,649	$—	$29,044	$20,457	$9,203	$—	$29,660

Provision for losses	$8,066	$—	$—	$8,066	$11,614	$—	$—	$11,614
Processing fees	$537	$509	$—	$1,046	$750	$409	$—	$1,159

Gross Profit	$49,749	$19,555	$1,092	$70,396	$60,063	$14,146	$1,271	$75,480

(1)	Supplemental operating and statistical data. See the following paragraph for a complete description.
(2)	Total percentages exclude membership fees.

In analyzing revenues we consider our share of qualified transaction amount which represents the amount we retain from each transaction. In reviewing our share of qualified transaction amount, we focus on the following key metrics: restaurant count (previously referred to as merchant count), qualified transaction amount, Rewards Network percentage share of qualified transaction amount and revenue as a percentage of qualified transaction amount. Restaurant count is the number of restaurants active in our program at the end of each period.

Qualified transaction amount represents the gross total dollar value of all member dining transactions that qualify for a benefit. Our percentage share of qualified transaction amount represents the percentage of the qualified transaction amount that we retain. The related statistical measures (number of qualified transactions, average transaction amount, Rewards Network percentage share of qualified transaction amount and revenue as a percentage of qualified transaction amount) are components of the qualified transaction amount. These supplemental financial measures provide useful information because they are important factors that affect our revenues. We use these supplemental financial measures in analyzing operating results and managing the business.

Ending restaurant count as of December 31, 2009 was 10,240 compared to 9,888 as of December 31, 2008, an increase of 3.6%. The increase in total restaurant count was driven by a 46.8% increase in Marketing Services Program restaurants to 5,279 restaurants, partially offset by a 21.2% decrease in Marketing Credits Program restaurants to 4,961 restaurants.

The shift in the mix of restaurants towards Marketing Services Program restaurants from Marketing Credits Program restaurants was consistent with our strategy for each program. The number of Marketing Services Program restaurants increased as a result of our initiatives to evolve into the leading provider of marketing services to the restaurant industry. The growth in this product has been driven by increased sales focus on this program, improved product features, and price adjustments that we implemented at the end of 2008 that were designed to meet the needs of restaurants in a difficult economic environment. We remain focused on continuous improvement in the Marketing Services Program because we expect it to be the primary vehicle to drive future revenue and profitability growth.

The decrease in Marketing Credits Program restaurants is due to our continued application of more conservative dining credits purchasing policies and credit standards. As a result, the composition of the dining credits portfolio has shifted both towards restaurant segments that have been impacted less by the current economic environment and towards restaurants that not only meet our risk standards but also that perform well on our program. In addition, more conservative dining credits purchase policies implemented during 2008 and 2009 resulted in the purchase of fewer dining credits from fewer restaurants, which caused some restaurants to complete the program more quickly than in the past. We intend to grow the number of Marketing Credits Program restaurants, but growth will be dependent on recruiting new restaurants which meet our risk standards or retaining restaurants who perform well in our program.

We continually evaluate our dining credits purchase policies by monitoring the performance of our dining credits portfolio and observing current economic trends facing the restaurant industry. Beginning in the fourth quarter of 2007 and through the beginning of second quarter of 2009, we shortened the usage period of new dining credits by purchasing fewer dining credits from certain restaurants as a result of our assessment of the overall economic trends facing the restaurant industry and a decline in consumer spending. Reducing the dining credits usage period for a transaction reduces our risk exposure with respect to that transaction, but also decreases the revenue that we may realize from that transaction and may shorten the period of time the restaurant participates in our program if we are unable to renew the restaurant’s participation in our programs. Based on our analysis of the performance of individual restaurants in our dining credits portfolio, we adjusted our dining credits purchasing policies in the second quarter of 2009 to purchase more dining credits from certain restaurants who met certain criteria relating to risk, sales volume and length of time in our program. Our net dining credits balance as of December 31, 2009 decreased to $57,299 from $75,663 at December 31, 2008 due in part to the decrease in the dining credits net usage period. However, net dining credits as of December 31, 2009 increased $2,174 compared to September 30, 2009 and the net usage period increased from 6.5 months as of September 30, 2009 to 6.9 months as of December 31, 2009. Effective use of capital in the dining credits portfolio has resulted in a smaller portfolio with fewer, but lower risk restaurants as evidenced by the significant reduction in the provision for losses expense.

Qualified transaction amounts at our participating restaurants increased $32,715, or 7.5%, to $469,886 for 2009 compared to 2008 as a result of the increase in restaurant count as well as an increase in the number of qualified transactions. The number of qualified transactions increased 748 or 7.8% for 2009 as compared with 2008. Average transaction amount decreased slightly by $0.13, or 0.3%, to $45.42 in 2009 from $45.55 in the prior year. In the first half of 2009 we saw a decline in average transaction amount. This was offset by improved overall member spending in the last half of the year.

Rewards Network percentage share of qualified transaction amount decreased to 45.4% for 2009 compared to 56.0% for 2008 due to a higher proportion of restaurants participating in the Marketing Services Program as well as a decrease in percentages of both programs. The Marketing Services Program percentage share of qualified transaction amount decreased to 14.7% during 2009 from 16.1% for 2008 as we lowered the pricing of this product in late 2008 to accommodate the needs of restaurants in this difficult economic environment. The Marketing Credits Program percentage share of qualified transaction amount decreased to 74.5% during 2009 compared to 76.3% in 2008 as we shortened the average usage period in 2009. Shortening the dining credits usage period for such Marketing Credits Program transactions reduces our risk exposure with respect to that deal, but also typically decreases the share of qualified transaction amount that we may realize from that deal because we generally purchase those dining credits at less of a discount.

Rewards Network share of qualified transaction amount and membership fees for 2009 of $214,375 decreased 12.9% as compared with $246,184 in 2008 primarily due to an 18.8% decrease in Marketing Credits Program share of qualified transaction amount and a 14.1% decrease in membership fees, partially offset by a 41.9% increase in the Marketing Services Program share of qualified transaction amount. Marketing Credits Program share of qualified transaction amount decreased as a result of fewer Marketing Credits Program restaurants participating in our program as we became more conservative in our dining credits purchases, as well as a decline in average transaction amount. Membership fees decreased due to a decline in fee paying members and the impact of an earn-your-dues dining program in which members earn their annual fees through the reduction of their cash back rewards savings. Beginning in mid-2008, we introduced a new membership program that eliminated fees for certain members. Marketing Services Program share of qualified transaction amount increased as a result of a higher number of Marketing Services Program restaurants and an increase in average transaction amount, but were partially offset by product price decreases.

Redemption of dining credits decreased to 49.4% of our share of qualified transaction amount and increased to 58.9% of the Marketing Credit Program share of qualified transaction amount for 2009 compared to 51.7% of our share of qualified transaction amount and 58.09% of Marketing Credit Program share of qualified transaction amount for 2008. The decrease in redemption of dining credits compared to our share of qualified transaction amount was due to a shift towards restaurants participating in the Marketing Services Program, which has no redemption of dining credits. The increase in redemption of dining credits compared to Marketing Credits Program share of qualified transaction amount was due to shortened usage periods on new Marketing Credits transactions. Marketing Credits transactions with shorter usage periods typically have a higher redemption of dining credits because we generally purchase those dining credits at less of a discount. The dining credits net usage period decreased to 6.9 months as of December 31, 2009 from 7.5 months as of December 31, 2008.

Total revenues decreased 7.9% in 2009 from 2008 primarily as a result of fewer Marketing Credits Program restaurants and a decline in average transaction amount. This was partially offset by an increase in the number of Marketing Services restaurants and a shift towards the Marketing Services Program which has no redemption of dining credits expense.

Revenues as a percentage of qualified transaction amount decreased to 22.9% in 2009 from 26.7% in 2008. The decrease was primarily due to a reduction in price of our Marketing Services Program and lower ratios on Marketing Credits Program transactions as we reduced the usage period on new transactions.

Member benefits expense increased to 26.7% of total revenues for 2009 compared with 25.2% of total revenues for 2008. The increase in member benefit expense as a percentage of total revenues was primarily due to a shift towards Marketing Services Program revenues, partially offset by a decrease of $2,135 in our partner obligations. We have leveraged our member incentives to obtain more email addresses, complete surveys and increase dining frequency and spend. Member benefit expense for the Marketing Credits Program as a percentage of Marketing Credits Program revenues decreased to 20.1% for 2009 as compared with 22.0% for 2008. Member benefit expense for the Marketing Services Program as a percentage of Marketing Services Program revenues increased to 40.5% for 2009 from 38.7% for 2008 as a result of a reduction in price of the Marketing Services Program.

The provision for losses expense decreased to 7.4% of total revenues and 10.9% of Marketing Credits Program revenues for 2009 compared with 9.9% of total revenues and 12.5% of Marketing Credits Program revenues for 2008. The provision for losses expense for 2008 included $1,500 expense or $952 reduction in net income ($0.10 per diluted share) relating to a refinement in our methodology used to estimate losses in dining credits and accounts receivable as discussed under Critical Accounting Policies and Estimates. The allowance for unredeemable dining credits as a percentage of the gross dining credits balance decreased to 16.7% as of December 31, 2009 from 21.0% as of December 31, 2008. The decline in the allowance for unredeemable dining credits as a percentage of the gross dining credits balance is a reflection of our more conservative purchasing policy on portfolio risk because we have purchased fewer dining credits and focused on restaurants who we believe have less risk. We believe that the reserve balance is appropriate based upon our estimates for unredeemable dining credits and in consideration of the increased potential risk of restaurant defaults in a challenging economy. Net write-offs totaled $18,043 during 2009 as compared to $13,093 during 2008. This increase is primarily due to the timing of write-offs under our write-off policy. Write-offs in 2009 largely represent accounts that were funded prior to our changes in risk assessment policy. Loss reserve performance improved during 2009 due in part to more conservative dining credits purchasing policies implemented during mid-2008.

The provision for both periods included reserves for both our dining credits portfolio and RCR Loan notes. There was a reversal of the provision for loss expense for RCR Loan notes of $16 during 2009 as compared to a provision of loss expense of $757 during 2008. We decided to exit the RCR Loan product effective January 2008, although we continue to service RCR Loan notes that we previously purchased. The reversal of expense was related to the receipt of cash payments from certain RCR Loan clients for whom specific reserves had been established. The RCR Loan notes receivable, net of allowance for doubtful accounts, was $50 as of December 31, 2009 and $56 as of December 31, 2008.

Processing fees decreased slightly to $1,046 or 1.0% of total revenues in 2009 from $1,159 or 1.0% of total revenues in 2008. The decrease was primarily due to the quantity discounts related to the increase in the number qualified transactions as processing fees are based mainly upon the volume of transactions.

Gross profit increased to 64.9% of total revenues during 2009 as compared to 64.0% of total revenues during 2008. The increase in gross profit as a percentage of total revenues was mainly due to a decrease in the amount of dining credits that were redeemed driven by the overall shift towards the Marketing Services Program and a decrease in the provision for losses expense, partially offset by a decrease in total revenues. Marketing Services Program restaurants generate less share of the qualified transaction amount than a Marketing Credits Program restaurant; however Marketing Services Program revenues have a higher gross profit percentage than Marketing Credits Program share of qualified transaction amount and as a result of the shift in mix our gross profit as a percentage of total revenues increased between periods.

Operating Expenses

Salaries and benefits decreased $2,525 or 11.4% to $19,565 for 2009 from $22,090 for 2008 primarily due to reductions in administrative employee head count.

Sales commissions and expenses include sales force salaries and benefits, commissions, travel costs and training. Sales commissions and expenses increased to 18.4% of total revenues for 2009 compared to 16.8% of total revenues for 2008 due to an increase in sales headcount and an increase in sales commissions. We added 21 additional sales employees during the fourth quarter of 2009. The impact of newly hired sales employees typically takes six months, and in the interim we bear the expenses of the additional sales employees without realizing the benefit of the productivity of more experienced sales employees. Sales commissions are based on the profitability of the account and while revenues and membership fees were lower year over year, gross profit as a percentage of revenues and membership fees improved between periods.

Professional fees decreased $591, or 19.6%, to $2,431 for 2009 as compared to $3,022 for 2008, primarily attributed to lower outside legal fees.

Member and restaurant marketing expenses decreased $1,170 or 32.8% for 2009 compared with 2008 as we migrated away from using outside marketing agencies and towards internal resources to perform marketing functions as well as a reduction in print marketing as we move more towards electronic marketing. While our marketing expenses have decreased by a third, the total qualified transactions and active members have increased between periods.

Depreciation and amortization costs decreased $131 or 2.4% for 2009 compared to 2008 as our investments in technology supporting the automation of internal processes and general information technology investments matured.

General and administrative expenses decreased $2,091 or 15.9% for 2009 compared to 2008. The decrease was primarily due to a decrease in stock compensation expense relating to restricted stock unit awards for our Board of Directors as well as a decrease in severance expense and rent and other office expenses. During 2008 an expense of $724 was recorded due to the accelerated vesting of restricted stock units for our Board of Directors. No such expense related to the accelerated vesting of restricted stock units was recorded during 2009.

As described in Note 12 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, during 2009 we reversed $69 in litigation and related expenses relating to the California class action lawsuit as compared with $43 in 2008. The remainder of our liability was paid during 2009.

Other Income and Expense

Interest and other income decreased $514 to $133 for 2009 compared with 2008 as a result of lower cash and cash equivalent balances. In 2009, we paid a $17,435 cash dividend to our stock holders and repurchased 490 shares of our common stock for $4,637 and in 2008 we repurchased our convertible subordinated debentures, with all purchases made from cash and cash equivalents. Interest expense and financing costs decreased $1,602 to $113 due to a decrease in interest expense recorded for our convertible subordinate debentures as a result of our purchase of the remaining convertible subordinated debentures in 2008 as discussed below under Liquidity and Capital Resources. In addition, we recorded a gain of $266 in 2008 relating to the purchase of a portion of our outstanding convertible subordinate debentures as discussed below under Liquidity and Capital Resources.

Income tax provision

Our effective tax rate for 2009 was 45.2% compared with 36.5% for 2008. The income tax provision for 2009 included a tax expense of $484 relating to the distribution of employee and director stock awards during the three months ended March 31, 2009, which increased the effective tax rate. We previously recognized a tax benefit relating to such distributions based on the fair value at the date of grant. Upon distribution of the shares, the tax benefit is limited to the fair value of the awards at the date of distribution. As such, we recorded additional tax expense equal to the amount of the deferred tax asset from the cumulative compensation cost that exceeded the actual tax benefit previously recorded.

Net income

Net income was $5,327 for 2009 compared with net income of $4,809 for 2008. The increase in net income between periods was primarily due to management of operating expenses and lower provision for losses expense, partially offset by lower revenues.

Basic weighted average number of shares outstanding decreased to 8,889 for 2009 compared to 9,058 for 2008. Diluted weighted average shares outstanding decreased to 9,062 for 2009 compared to 9,158 for 2008 year primarily due to the repurchase of 490 shares, partially offset by the issuance of shares upon the vesting of restricted stock unit awards and the distribution of deferred shares to the Board of Directors as compensation for serving on the Board of Directors.

RESULTS OF OPERATIONS—COMPARISON OF 2008 AND 2007

The following table illustrates the relationship between revenue and expense categories for 2008 and 2007. These percentages have been rounded to the nearest tenth.

	Percentage of Revenues
	2008	2007
Total revenues	100.0	100.0
Member benefits	25.2	32.0
Provision for losses	9.9	9.5
Processing fees	1.0	1.1

Gross profit	36.0	57.5

Salaries and benefits	18.7	17.7
Sales commission and expenses	16.8	17.8
Professional fees	2.6	2.3
Member and restaurant marketing expenses	3.0	6.0
Depreciation and amortization	4.6	4.3
General and administrative expenses	11.2	12.3
Litigation and related benefit	0.0	(11.5)

Total operating expenses	56.9	48.9

Operating income	7.1	8.6
Other (expense) income, net	(0.7)	0.3

Income before income tax provision	2.3	8.9
Income tax provision	2.3	2.8

Net Income	4.1	6.0

Operating Revenues

The following table sets forth for the periods presented total revenues, direct expenses and certain other information for each of our two marketing programs.

	2008				2007
	Marketing Credits Program	Marketing Services Program	Membership Fees	Total	Marketing Credits Program	Marketing Services Program	Membership Fees	Total
Restaurant count as of December 31, 2009 and 2008, respectively	6,293	3,595		9,888	6,488	3,054		9,542
Number of qualified transactions (1)	6,419	3,178		9,597	5,704	2,900		8,604
Average transaction amount (1)	$45.18	$46.32		$45.55	$47.66	$47.99		$47.77
Qualified transaction amount (1)	$289,979	$147,192		$437,171	$271,879	$139,172		$411,051
Rewards Network percentage share of qualified transaction amount (1) (2)	76.3%	16.1%		56.0%	74.0%	17.2%		54.8%
Rewards Network share of qualified transaction amount and membership fees (1)	$221,155	$23,758	$1,271	$246,184	$201,133	$23,974	$1,712	$226,819
Redemption of dining credits (1)	128,271	—	—	128,271	111,617	—	—	111,617

Total Revenues	$92,884	$23,758	$1,271	$117,913	$89,516	$23,974	$1,712	$115,202

Revenue as a percentage of qualified transaction amount (1) (2)	32.0%	16.1%		26.7%	32.9%	17.2%		27.6%
Member benefits	$14,538	$6,228	$—	$20,766	$18,589	$9,297	$—	$27,886
Bonus rewards	3,256	1,662	—	4,918	2,347	1,206	—	3,553
Partner Commissions	2,663	1,313	—	3,976	3,759	1,671	—	5,430

Total member benefits	$20,457	$9,203	$—	$29,660	$24,695	$12,174	$—	$36,869

Provision for losses	$11,614	$—	$—	$11,614	$10,896	$—	$—	$10,896
Processing fees	$750	$409	$—	$1,159	$794	$418	$—	$1,212

Gross Profit	$60,063	$14,146	$1,271	$75,480	$53,131	$11,382	$1,712	$66,225

(1)	Supplemental operating and statistical data. See the following paragraph for a complete description.
(2)	Total percentages exclude membership fees.

Ending restaurant count as of December 31, 2008 was 9,888 compared to 9,542 as of December 31, 2007, an increase of 3.6%. The increase in total restaurant count was driven by a 17.7% increase in Marketing Services Program restaurants to 3,595 restaurants, offset by a 3.0% decrease in Marketing Credits Program restaurants to 6,293 restaurants. The increase in restaurant count was a result of the staffing level and productivity of our sales force throughout 2007 and 2008. In addition, we experienced a shift in the mix of restaurants towards Marketing Services Program restaurants from Marketing Credits Program restaurants as a result of more conservative dining credits purchase policies implemented during 2008. Our more conservative dining credits purchasing policies caused some restaurants to complete the program more quickly than in the past that we were unable to renew caused us to reject more transactions than in the past; and caused some restaurants to reject our dining credits purchase offers as being insufficient for their needs.

We continually evaluate our dining credits purchase policies by monitoring the performance of our dining credits portfolio and observing current economic trends facing the restaurant industry. During 2007, we made efforts to retain desirable restaurants by increasing, on a risk-adjusted basis, the amount of dining credits that we purchased, and lengthened the period of time it takes our members to use the dining credits at the restaurants. The longer dining credits usage periods from these transactions contributed to an increase in our dining credits portfolio balance and restaurant count throughout 2007. During the fourth quarter of 2007 and throughout 2008, we began to shorten the dining credits usage period of new dining credits purchased from certain restaurants as a result of our assessment of the overall economic trends facing the restaurant industry, a decline in consumer spending and the pending repurchase of our $55,000 convertible subordinated debentures that were due in October 2008. Shortening the dining credits usage period for a transaction reduces our risk exposure with respect to that transaction, but also decreases the revenue that we may realize from that transaction and may shorten the period of time the restaurant participates in our program if we are unable to renew the restaurant’s participation in our programs. Our net dining credits balance as of December 31, 2008 decreased to $75,663 from $94,880 at December 31, 2007 due in part to the decrease in the dining credits net usage period.

Qualified transaction amounts at our participating restaurants increased $26,120, or 6.4%, to $437,171 for 2008 compared to 2007 as a result of the increase in restaurant count and in the number of qualified transactions between periods. The increase in overall restaurant count combined with increased spending at lower priced restaurants drove an 11.5% increase in the number of qualified transactions for 2008 as compared to 2007. However, this volume increase was significantly offset by a decrease in average transaction amount. Average transaction amount decreased $2.22, or 4.6%, to $45.55 for 2008 from $47.77 for 2007. While we saw members continue to dine out despite the difficult economic climate they generally spent less than they have in the past and also shifted their dining habits from higher-end establishments toward mid and low range establishments.

As noted above, beginning in the fourth quarter of 2007, we shortened usage periods of new Marketing Credits transactions, which resulted in a higher redemption of dining credits. In order to maintain profitability of Marketing Credits transactions that have a higher redemption of dining credits, we require a higher percentage share of qualified transaction amount on these transactions. As a result, our percentage share of qualified transaction amount increased to 56.0% for 2008 compared to 54.8% for 2007 due to the increase in the Marketing Credits Program percentage share of qualified transaction amount, offset by a decrease in Marketing Services Program percentage share of qualified transaction amount. The Marketing Credits Program percentage share of qualified transaction amount increased to 76.3% for 2008 compared to 74.0% for 2007. Marketing Services Program percentage share of qualified transaction amount decreased to 16.1% for 2008 from 17.2% for 2007 as we have continued to lower the price of this product.

Rewards Network share of qualified transaction amount and membership fees for 2008 increased 8.5% as compared with 2007 primarily due to an increase in restaurant count, increase in qualified transaction amount and higher Marketing Credits percentage share of qualified transaction amount, offset by lower average transaction amount and lower membership fees. Marketing Credits revenues increased 10.0% for 2008 as compared to 2007 while Marketing Services Program revenues decreased slightly.

Redemption of dining credits increased to 52.1% of the total share of qualified transaction amount and 58.0% of Marketing Credit Program share of qualified transaction amount for 2008 as compared to 49.2% of the total share of qualified transaction amount and 55.5% of Marketing Credit Program share of qualified transaction amount for the same period in the prior year. This increase was due to our effort, beginning in the fourth quarter of 2007, to shorten usage periods of new Marketing Credits transactions. Marketing Credits transactions with shorter usage periods typically have a higher rate of redemption of dining credits because we purchase dining credits with a shorter usage period at a lower discount. The dining credits net usage period decreased to 7.5 months at the end of 2008 from 9.8 months at the end of 2007.

Total revenues increased 2.4% in 2008 from 2007 primarily as a result of an increase in Marketing Services Program restaurants and a shift towards Marketing Services restaurants which have no cost of dining credit used, partially offset by a decline in Marketing Credits Program restaurants and a decline in average transaction amount.

Member benefits expense, which includes partner commissions and incentive bonus awards paid to members, decreased to $29,660, or 25.2% of total revenues, for 2008 compared with $36,869, or 32.0% of total revenues, for 2007. We implemented revised benefit offerings with most of our partners that went into effect during the first quarter of 2008. These revised offerings resulted in lower overall member benefit costs. During 2008 we drove increases in qualified transactions, active members and overall revenues while decreasing total member benefits expense by $7,209 compared to the prior year. Offsetting this cost savings was an expense of $2,135 recorded during 2008 relating to our minimum purchase obligations with various partners. There was no such expense during the prior year.

The provision for losses expense increased slightly to 9.8% of total revenues and 12.5% of Marketing Credits Program revenues for 2008 compared with 9.5% of total revenues and 12.2% of Marketing Credits Program revenues for 2007. As previously discussed in Critical Accounting Policies and Estimates, we refined our methodology used to estimate losses in dining credits and accounts receivable. The refined methodology was applied to our entire portfolio and resulted in approximately $1,500 of additional provision for losses expense or $952 reduction in net income ($0.10 per diluted share) during 2008. The allowance for unredeemable dining credits as a percentage of the gross dining credits balance was 21.0% as of December 31, 2008 as compared to 18.3% as of December 31, 2007. While we have adopted more conservative dining credits purchasing policies, we have also increased our reserves against the dining credits portfolio. We believe that the higher reserve balance is appropriate given the increased risk of restaurant defaults due to the economic uncertainty.

The provision for both periods included reserves for both our dining credits portfolio and RCR Loan notes. The provision for losses expense for RCR Loan notes was $757 and $1,494 for 2008 and 2007, respectively. We decided to exit the RCR Loan product effective January 2008, although we continue to service RCR Loan notes that we previously purchased. The RCR Loan notes receivable, net of allowance for unredeemable dining credits as of December 31, 2008 was $56.

Net write-offs totaled $13,094 during 2008 as compared to net write-offs of $508 during 2007. In early 2007, we updated our write-off policy to further define when an account should be written-off. As a result of this updated policy, there was a slower write-off of dining credits and an increase in the allowance for unredeemable dining credits during 2007. As of the beginning of 2008, we further refined the write-off policy to include a time period in which an account should be written-off. Due in part to this updated policy we recognized higher write-offs in 2008 as compared with the prior year. Because the majority of these 2008 write-offs were previously reserved in the allowance for unredeemable dining credits, the change in this policy did not materially affect the provision for losses during 2008.

Processing fees decreased to $1,159 or 1.0% of total revenues in 2008 from $1,212 or 1.1% of total revenues in 2007. The increase was due to an increase in the number qualified transactions as processing fees are based mainly upon the volume of transactions.

Gross profit increased to $75,480, or 64.0% of total revenues, during 2008 as compared to $66,225, or 57.5% of total revenues, during 2007. Gross profit was positively impacted as compared to the prior period by higher revenues and lower Member benefits expense, partially offset by increases in the provision for losses.

Operating Expenses

Salaries and benefits increased $1,697 or 8.3% to $22,090 for 2008 from $20,393 for 2007 primarily due to an increase in management incentive compensation accruals and an increase in stock based compensation expense from the issuance of restricted stock unit awards, offset by a decrease in salary expense from a reduction in general and administrative headcount.

Sales commissions and expenses include sales force salaries and benefits, commissions, travel costs and training. Sales commissions and expenses decreased to 16.8% of total revenues for 2008 compared to 17.8% of total revenues for 2007 due to a decrease in sales employee headcount, primarily in connection with the discontinuation of the RCR Loan Program, partially offset by an increase in the sales incentive compensation expense.

Professional fees increased $404, or 15.4%, to $3,022 for 2008 as compared to $2,618 for 2007 as a result of the expansion efforts in Canada and professional fees related to collections efforts.

Member and restaurant marketing expenses decreased $3,352 or 48.4% for 2008 compared with 2007 as we continued to migrate our marketing efforts away from direct print mail and focus on more cost-efficient email marketing. While our marketing expenses have decreased by nearly half, we continued to see increases in total revenues, total qualified transactions and active members compared with the prior year.

Depreciation and amortization costs increased $466 or 9.4% for 2008 compared to 2007 as we continued to invest in the development of our websites, technology investments supporting the automation of internal processes, and general information technology investments.

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

As described in Note 12 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, during 2008 we reversed $43 in litigation and related expenses relating to the California class action lawsuit. In 2007 we reversed $13,242 in litigation and related expenses which consisted of $13,217 relating to the California class action lawsuit and $25 relating to the Source Inc. litigation. The expenses related to the California class action suit consisted of the expense to the class, legal expenses incurred by us, legal expenses from the plaintiff’s attorneys, claims administration costs and class representation costs. The original reserve recorded in 2006 was based on our initial estimate of the cost of the settlement and related legal and administrative expenses. The first installment for virtually all of the claims, payments to the representative plaintiffs and the first installment of payments to class counsel were made in December 2007. As such, the reserve was adjusted during 2007 and 2008 as the actual amounts were determined. The balance of the accrual relating to the California class action suit was $3,164 as of December 31, 2008 and was paid during the first quarter of 2009.

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

Net income

Net income was $4,809 for 2008 compared with net income of $6,965 for 2007. The 2007 results included a reversal of litigation and related expenses relating to the California class action suit of $13,242 (pre-tax). Excluding this reversal, net income for 2008 was higher than 2007 primarily due to an increase in revenues and membership fees and a decrease in member benefit expense during 2008.

Basic weighted average number of shares outstanding increased to 9,058 for 2008 compared to 8,997 for 2007 primarily due to the issuance of shares upon the vesting of restricted stock unit awards during the first quarter of 2008 and the exercise of stock options. Diluted weighted average shares outstanding increased to 9,158 for 2008 compared to 9,054 for 2007 primarily due to the issuance of shares upon the vesting of restricted stock unit awards during the first quarter of 2008, the exercise of stock options and an increase in the dilutive effect of restricted stock unit awards.

LIQUIDITY AND CAPITAL RESOURCES

General

Cash and cash equivalents were $12,665 as of December 31, 2009, an increase of $3,657 from December 31, 2008. Cash and cash equivalents were $9,008 as of December 31, 2008, a decrease of $26,509 from December 31, 2007. During 2009, net cash provided by operating activities was $28,728 compared to $32,406 during 2008. Net cash provided by operating activities in 2009 was primarily due to a decrease in the dining credits portfolio and an increase in net income. Our efforts in 2009 to improve the return on our dining credits purchases, to increase Marketing Services Program revenues and to lower operating expenses have resulted in continued positive cash flow from operations. Net cash provided by operating activities during 2008 was primarily due to a decrease in the dining credits portfolio and an increase in net income. During the fourth quarter of 2007, we anticipated a decline in consumer spending and a period of economic and credit uncertainty in the restaurant industry. We also sought to address our required repurchase of convertible subordinated debentures in the principal amount of $55,000 no later than October 2008. As a result we implemented more conservative dining credits purchasing policies and aggressively managed our operating expenses. We continued to adhere to these more conservative dining credits purchasing policies throughout 2008 and into 2009 and as a result we experienced an increase in cash from operations during 2008 and 2009. We continue to monitor patterns in consumer spending and economic and credit uncertainties in the restaurant industry and adjust our dining credits purchasing polices accordingly. We intend to continue to utilize our cash by purchasing dining credits while adhering to our purchasing and risk assessment policies. Net cash used in operating activities during 2007 was primarily due to cash payments made in the California class action lawsuit and an increase in the dining credits portfolio.

Net cash used in investing activities was $3,053 and $4,186 for 2009 and 2008, respectively, from our investments in capital expenditures. Net cash provided by investing activities for 2007 totaled $24,434 and was the result of $32,500 in net sales of available for sale securities, offset by $8,066 of investments in capital expenditures. In 2009, capital expenditures consisted principally of continued development of our websites, investments in technology supporting the automation of internal processes and sales force productivity, and general information technology investments. We intend to continue investing in capital expenditures to support member and restaurant marketing, customer feedback through member comments and ratings, and improving our internal processes and operating efficiency.

Net cash used in financing activities for 2009 was $22,042 due to a special cash dividend of $17,435 paid to our stockholders and the repurchase of a portion of our common stock of $4,637 at an average price of $9.33 on a split adjusted basis, partially offset by proceeds from the exercise of stock options and the related tax benefit of $30. As announced on October 5, 2009, our Board of Directors declared a special cash dividend of $2.00 per share of common stock that was paid on October 22, 2009 to stockholders of record at the close of business on October 15, 2009. As announced on April 22, 2009, the Board of Directors authorized the repurchase of up to

$5,000 of common stock. Net cash used in financing activities for 2008 and 2007 was $54,546 and $13,874, respectively, due to the purchase of a portion of our outstanding convertible subordinated debentures of $54,658 in 2008 and $14,150 in 2007, offset by proceeds from the exercise of stock options and the related tax benefit of $112 in 2008 and $276 in 2007.

Convertible Subordinated Debentures

On October 15, 2003, we completed a private placement of $70,000 principal amount of our 3.25% Convertible Subordinated Debentures with a final maturity date of October 15, 2023. The net proceeds from the offering were $67,500 and the issuance costs of $2,500 were amortized over five years. The debentures bore interest at 3.25% per annum, payable on April 15 and October 15 of each year. Holders of the debentures could have required us to repurchase for cash all or part of the debentures on October 15, 2008, October 15, 2013 and October 15, 2018 or upon change of control at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. During 2007, we purchased $15,000 of the convertible subordinated debentures for $14,150 and during 2008 we purchased the remaining $55,000 for $54,734. All amounts were funded from our cash and cash equivalents balances. As of December 31, 2009 and 2008, we had no outstanding convertible subordinated debentures.

Contractual Obligations and Commitments

We lease facilities and equipment under long-term operating leases. These contractual obligations entered into in the ordinary course of business are not required to be reflected in our consolidated balance sheets, but may impact our liquidity. The following table sets forth our future minimum lease payments under non-cancelable operating leases, long-term debt and other contractual obligations and commitments at December 31, 2009:

	Payments Due by Period
Contractual Obligations and Commitments	Total	2010	2011	2012	2013	Thereafter
Vendor contracts	$21,240	$15,200	$5,500	$360	$180	$—
Operating leases	2,773	1,288	862	423	200	—
Revolving credit facility	203	125	78	—	—	—

Total	$24,216	$16,613	$6,440	$783	$380	$—

Revolving Line of Credit

On November 6, 2007, we entered into a $25,000 senior secured revolving credit facility with RBS Business Capital (the “Lender”). We amended this credit facility on August 11, 2008 to, among other matters, increase the amount we may borrow under the credit facility to a maximum of $40,000. The facility was further amended on June 1, 2009, to carve out the $5,000 stock repurchase from covenant testing, redefine certain covenants and revise the facility’s unused line fees. The facility was amended a third time on October 5, 2009 to permit certain distributions, including issuing a cash dividend to stockholders, provided that certain conditions are met. The Lender has committed to $25,000 under the credit facility and has the ability to seek commitments for the additional $15,000 from other financial institutions. The maturity date of the credit facility is August 11, 2011. The credit facility is secured by substantially all of our assets. Up to $1,000 of the facility can be used for letters of credit. The interest rates under the credit facility vary and are based on the Lender’s prime rate and/or LIBOR. The amount we may borrow is based on the amount of our accounts receivable and dining credits, as determined under the credit facility. Advances under the credit facility are subject to certain conditions precedent, including the accuracy of certain representations and warranties and the absence of any default or unmatured default. We may use advances for working capital, capital expenditures, permitted acquisitions and for other purposes described in the credit facility.

The credit facility has financial covenants that we will maintain a minimum ratio of debt to cash flow, fixed charges to borrowed amounts and certain ratios related to our dining credits portfolio. The credit facility contains customary representations, warranties and covenants and includes customary events of default, including a change of control provision. We can offer no assurances that we will be in compliance with all conditions precedent and all representations and warranties at a time when we would like to borrow under the credit facility. Further, we may not be able to borrow the full amount under the credit facility if our dining credits portfolio or adjusted earnings before interest expense, income taxes, depreciation and amortization, as defined in the credit facility, decreases substantially. These limitations currently apply as a result of the size of our dining credits portfolio. At December 31, 2009, approximately $20,150 was available under the terms of the credit facility. The amount of availability under the credit facility may be further limited if we become more conservative in our dining credits purchases in light of current economic conditions and the performance of restaurants on our program or if our earnings decline.

We do not currently have any borrowings outstanding under this credit facility and we were in compliance with all of the covenants under this facility as of December 31, 2009 and 2008.

Dining Credits

Net dining credits less accounts payable—dining credits was $52,701 at December 31, 2009, a decrease of $17,881 from December 31, 2008. Accounts payable-dining credits represent the unfunded portion of the total commitments to purchase dining credits. The decrease between periods in dining credits funded is due primarily to a decline in the purchases of new dining credits on a per restaurant basis as well as a decline in the number of Marketing Credits Program restaurants. During the fourth quarter of 2007 we implemented more conservative dining credits purchasing policies aimed at reducing the amount of dining credits we purchase from each restaurant, which lowers the average usage period of the dining credits portfolio. We became even more conservative in our dining credits purchasing policies in the last quarter of 2008 and we continued to adhere to these more conservative policies during the first half of 2009. Based on our analysis of the performance of individual restaurants in our dining credits portfolio, we adjusted our dining credits purchasing policies in the second quarter of 2009 to purchase more dining credits from restaurants who met certain risk, volume and tenure criteria. As we identify restaurants who meet our risk assessment guidelines we have liquidity to grow the dining credits portfolio. We believe that the purchase of future dining credits can generally be funded from cash generated from operations or from the utilization of our revolving credit facility.

Stockholder Dividend

On October 5, 2009, we announced that our Board of Directors declared a special cash dividend of $2.00 per share of common stock that was paid on October 22, 2009 to stockholders of record at the close of business on October 15, 2009. We paid $17,435 to our stockholders which was funded from cash and cash equivalents.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements as of December 31, 2009 or December 31, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

In October, 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)”. ASU 2009-13 amends Accounting Standards Codification (“ASC”) Subtopic 605-25 to establish a selling price hierarchy for determining the selling price of a deliverable, which can be based on vendor-specific objective evidence, third-party evidence or estimated selling price. The ASU will replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that revenue allocation is based on entity specific assumptions rather than marketplace participant assumptions. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. We do not expect the adoption of ASU 2009-13 to have a material effect on the company’s results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk (in thousands)

Our exposure to market risk for changes in interest rates is limited to the exposure related to our revolving credit facility, which is tied to market rates. Our revolving credit facility is tied to the Eurodollar rate, which is basically LIBOR, plus an applicable rate. The Eurodollar rate is subject to interest rate risk. However, as of December 31, 2009, the amount outstanding under this revolving credit facility was zero.

On October 15, 2003, we issued $70,000 in convertible subordinated debentures. The interest rate on the debentures was fixed at 3.25% per annum. During 2007, we purchased $15,000 principal amount of these convertible subordinated debentures and during 2008 we purchased the remaining $55,000 of these convertible subordinated debentures. As of December 31, 2009, we had no outstanding convertible subordinated debentures and all interest was paid.

Cash equivalents consist of overnight investments and money market funds with maturities of less than three months. No available-for-sale securities were held as of December 31, 2009.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Rewards Network Inc.:

We have audited the accompanying consolidated balance sheets of Rewards Network Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for each of the years in the three-year period ended December 31, 2009 as listed in item 15(a)(2) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rewards Network Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rewards Network Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois

March 16, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Rewards Network Inc.:

We have audited Rewards Network Inc.’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Rewards Network Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and the related financial statement schedule, and our report dated March 16, 2010 expressed an unqualified opinion on those consolidated financial statements and the financial statement schedule.

/s/ KPMG LLP

Chicago, Illinois

March 16, 2010

REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2009 and 2008

(in thousands, except per share data)

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$12,665	$9,008
Accounts receivable, net of allowance for doubtful accounts of $1,773 and $3,134, respectively	5,011	5,986
Dining Credits, net of allowance for unredeemable dining credits of $11,448 and $20,064, respectively	57,299	75,663
Deferred income taxes	5,152	10,379
Prepaid expenses	1,573	1,411
Income taxes receivable	3,913	1,411

Total current assets	85,613	103,858
Property and equipment, net of accumulated depreciation and amortization of $24,440 and $24,996, respectively	8,231	10,540
Other assets	282	406
Goodwill	8,117	8,117
Deferred income taxes	597	895

Total assets	$102,840	$123,816

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable—dining credits	$4,598	$5,081
Accounts payable—member benefits	6,171	6,839
Accounts payable—trade	1,079	1,897
Accrued compensation	3,470	4,091
Other current liabilities	2,139	2,774
Deferred membership fee income	432	651
Litigation and related accruals	—	3,164

Total liabilities	17,889	24,497

Stockholders’ equity:
Common stock, par value $0.02 per share; authorized 25,000 shares; issued 9,149 and 9,043 shares, respectively; outstanding 8,673 and 9,001 shares, respectively	183	542
Additional paid-in capital	69,280	67,870
Accumulated other comprehensive income:
Foreign currency translation, net of income taxes	440	231
Retained earnings	19,546	31,654
Treasury stock, at cost (476 and 42 shares, respectively)	(4,498)	(978)

Total stockholders’ equity	84,951	99,319

Total liabilities and stockholders’ equity	$102,840	$123,816

See accompanying notes to consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share data)

	Years ended December 31,
	2009	2008	2007
Operating revenues:
Revenues (gross amounts billed of $213,284, $244,913 and $225,107, respectively)	$107,460	$116,642	$113,490
Membership fees	1,092	1,271	1,712

Total revenues	108,552	117,913	115,202

Direct expenses:
Member benefits	29,044	29,660	36,869
Provision for losses	8,066	11,614	10,896
Processing fees	1,046	1,159	1,212

Total direct expenses	38,156	42,433	48,977

Gross profit	70,396	75,480	66,225

Operating expenses:
Salaries and benefits	19,565	22,090	20,393
Sales commissions and expenses	19,982	19,862	20,557
Professional fees	2,431	3,022	2,618
Member and restaurant marketing	2,397	3,567	6,919
Depreciation and amortization	5,306	5,437	4,971
General and administrative	11,077	13,168	14,150
Litigation and related benefit	(69)	(43)	(13,242)

Total operating expenses	60,689	67,103	56,366

Operating income	9,707	8,377	9,859
Other income (expense):
Interest and other income	133	647	2,573
Interest expense and financing costs	(113)	(1,715)	(2,952)
Gain on extinguishment of convertible subordinated debentures	—	266	739

Income before income tax provision	9,727	7,575	10,219
Income tax provision	4,400	2,766	3,254

Net income	5,327	4,809	$6,965

Earnings per share of common stock:
Basic	$0.60	$0.53	$0.77

Diluted	$0.59	$0.53	$0.77

Weighted average number of common and common equivalent shares outstanding:
Basic	8,889	9,058	8,997

Diluted	9,062	9,158	9,054

See accompanying notes to consolidated financial statements.

Rewards Network Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(in thousands)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid -in Capital	Cumulative Other Comprehensive Income	Retained Earnings	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balance, December 31, 2006	—	—	26,875	$538	282	($2,210)	$66,138	$391	$19,880	$84,737
Effect of July 6, 2009 one-for-three reverse stock split on December 31, 2006 balances	—	—	(17,916)	—	(188)	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	6,965	6,965
Foreign exchange translation adjustments	—	—	—	—	—	—	—	436	—	436

Comprehensive income										$7,401
Issuance of stock awards and exercise of stock options	—	—	84	4	(2)	51	(240)	—	—	(185)
Income tax benefit arising from employee stock option plans	—	—	—	—	—	—	27	—	—	27
Stock-based compensation	—	—	—	—		—	862	—	—	862

Balance, December 31, 2007	—	—	9,043	542	92	(2,159)	66,787	827	26,845	92,842

Net income	—	—	—	—	—	—	—	—	4,809	4,809
Foreign exchange translation adjustments	—	—	—	—	—	—	—	(596)	—	(596)

Comprehensive income										$4,213
Issuance of stock awards and exercise of stock options	—	—	—	—	(50)	1,181	(1,098)	—	—	83
Income tax benefit arising from employee stock option plans	—	—	—	—	—	—	5	—	—	5
Stock-based compensation	—	—	—	—	—	—	2,176	—	—	2,176

Balance, December 31, 2008	—	—	9,043	542	42	(978)	67,870	231	31,654	99,319

Par value effect of July 6, 2009 one-for-three reverse stock split	—	—	—	(365)	—	—	365	—	—	—
Net income	—	—	—	—	—	—	—	—	5,327	5,327
Foreign exchange translation adjustments	—	—	—	—	—	—	—	209	—	209

Comprehensive income	—	—	—	—	—	—	—	—	—	$5,560
Common stock repurchased	—	—	—	—	490	(4,637)	—	—	—	(4,637)
Cash dividends to stockholders ($2.00 per share)	—	—	—	—	—	—	—	—	(17,435)	(17,435)
Issuance of stock awards and exercise of stock options	—	—	106	6	(56)	1,117	(747)	—	—	376
Income tax benefit arising from employee stock option plans	—	—	—	—	—	—	16	—	—	16
Stock-based compensation	—	—	—	—	—	—	1,776	—	—	1, 776

Balance, December 31, 2009	—	—	9,149	$183	476	($4,498)	$69,280	$440	$19,546	$84,951

See accompanying notes to consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$5,327	$4,809	$6,965
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,306	5,437	4,971
Amortization of deferred financing cost	—	276	512
Provision for losses	8,066	11,614	10,896
Stock-based compensation	1,862	2,344	1,137
Deferred income taxes	5,278	251	5,421
Gain on extinguishment of convertible subordinate debentures	—	(266)	(739)
Changes in assets and liabilities:
Accounts receivable	(880)	3,322	(4,782)
Dining Credits including accounts payable—dining credits	11,885	5,938	(27,267)
Prepaid expenses	(162)	143	621
Income taxes receivable	(2,502)	1,625	(1,603)
Other assets	431	(738)	420
Accounts payable— member benefits	(682)	(812)	1,891
Accounts payable—trade	(1,088)	216	(892)
Accrued compensation	(628)	2,818	(2,323)
Other liabilities	(102)	(1,526)	(67)
Deferred membership fee income	(219)	(99)	(232)
Litigation and related accruals	(3,164)	(2,946)	(22,540)

Net cash provided by (used in) operating activities	28,728	32,406	(27,611)

Cash flows from investing activities:
Purchases of available for sale securities	—	—	(1,125)
Sales and maturities of available for sale securities	—	—	33,625
Additions to property and equipment	(3,053)	(4,186)	(8,066)

Net cash (used in) provided by investing activities	(3,053)	(4,186)	24,434

Cash flows from financing activities:
Tax benefit from the exercise of stock options	16	5	27
Proceeds from the exercise of stock options	14	107	249
Common stock repurchased	(4,637)	—	—
Cash dividend payments made to stockholders	(17,435)	—	—
Purchase of convertible subordinated debentures	—	(54,658)	(14,150)

Net cash used in financing activities	(22,042)	(54,546)	(13,874)

Effect of exchange rate on cash	24	(183)	72

Net increase (decrease) increase in cash and cash equivalents	3,657	$(26,509)	$(16,979)
Cash and cash equivalents:
Beginning of the year	9,008	35,517	52,496

End of the year	$12,665	$9,008	$35,517

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$—	$1,484	$2,275

Income taxes	$1,713	$2,090	$251

See accompanying notes to consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands, except per share data)

Note 1—Description of Business

The Company operates the leading dining rewards programs in North America by marketing its participating restaurants to members of these programs and by providing incentives to members to dine at these restaurants. In addition to operating the dining rewards program of leading airline frequent flyer programs, hotel frequent-stay programs, retailer shopping programs, college savings programs and other affinity organizations, the Company offers its own dining rewards program, iDine®, at www.idine.com.

The Company offers two programs to restaurants — the Marketing Services Program and the Marketing Credits Program. In both the Marketing Credits Program and Marketing Services Program, the Company markets participating restaurants principally through its internet, email and mobile smartphone applications as well as various social media outlets. The Company’s programs are designed to increase the frequency of dining and the amount spent by members at participating restaurants by providing incentives to dine at these restaurants, including airline miles, college savings rewards, reward program points, and cash back benefits. As members spend more at participating restaurants, the amount of incentives they receive for dining increases. The Company also offers reporting and customer feedback to participating restaurants and provides aggregate data regarding members’ activity and feedback through comments and ratings gathered from surveys.

Restaurants that participate in the Marketing Credits Program receive the marketing, reporting, customer feedback and incentives but also agree to allow the Company to purchase a portion of member dining in advance and at a discount. In return for purchasing a bulk amount of dining in advance and agreeing to market the restaurant, provide rewards to members and provide other related services, the Company is able to purchase member dining for substantially less than normal menu prices. The Company earns revenues only if members dine at participating restaurants in the program. If members do not dine at participating restaurants, the Company cannot redeem the dining credits and otherwise have no recourse to the restaurant. Bars and clubs also participate in the Company’s programs, and for purposes of describing its business, are included when the terms “restaurants” or “clients” are used.

The Company recognizes revenue only if a member dines at a participating restaurant when rewards are available and pays using a credit or debit card (also referred to as a payment card) that the member has registered with the Company. In the Marketing Credits Program, since the Company earns revenues for their services and the future dining that they have purchased only if members dine at participating restaurants, the marketing efforts with the Marketing Credits Program are critical in driving members into participating restaurants in order to realize the benefits of the future dining that the Company purchases. In the Marketing Services Program, the Company’s revenue is equal to a percentage of the member’s total dining transaction. In the Marketing Credits Program, the Company’s revenues is equal to the percentage of the member’s total dining transaction less the redemption of dining credits. These revenues are applied to provide rewards to members; cover the Company’s its selling, marketing, general and administrative expenses; and generate operating income that provides a return for the Company’s stockholders.

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

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

Note 2—Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents of $12,665 and $9,008 at December 31, 2009 and 2008, respectively, includes overnight repurchase agreements and money market funds with an initial term of less than three months. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are composed primarily of unprocessed restaurant billings, uncollected restaurant billings and RCR Loan notes receivables. Accounts receivable is created when a member has a qualified transaction at a participating restaurant. The accounts receivable is equal to the Company’s contractual share of the member transaction. The Company typically uses Automated Clearing House (“ACH”) debits to collect these billings from its participating restaurants’ bank accounts. ACH debits are processed daily or weekly by the Company and sent electronically to the restaurants’ bank accounts. The unprocessed and uncollected accounts receivable is made up of both the timing of the ACH transaction and uncollected amounts. Some of these ACH debits may not be collected for various reasons, including insufficient funds. The Company provides an allowance for doubtful accounts on accounts receivable based on percentages of the amount of uncollected ACH debits outstanding. The unprocessed and uncollected restaurant billings do not bear interest.

In 2007, the Company began to market and service RCR Loans on behalf of WebBank, a non-affiliated FDIC-insured, state-chartered Industrial Bank. The Company purchased RCR Loan notes from WebBank after WebBank originated and funded the RCR Loan. The Company serviced the notes in order to provide a single point of contact to the restaurants to whom it marketed the RCR Loan product. The Company’s revenues from the RCR Loan product are not tied to member activity when compared to the Company’s other product offerings. For RCR Loans, the Company receives from restaurants regular fixed repayments of the notes it purchased from WebBank. The gross amount of RCR Loan notes of $90 at December 31, 2009 is included in accounts receivable on the Company’s Consolidated Balance Sheet and interest income from the RCR Loan product is included in revenues on the Consolidated Statements of Operations. Interest income is recognized on an effective yield basis over the life of the loan. The Company also provides an allowance for doubtful accounts on its RCR Loan notes receivable. As of December 31, 2009 and 2008, the allowance for losses was $41 and $1,010, respectively relating to the RCR Loan notes receivable. In December 2007, the Company decided to discontinue offering the RCR Loan product effective January 2008. The Company will continue to service the RCR Loan notes previously purchased. The RCR Loan notes receivable, net of allowance for doubtful accounts as of December 31, 2009 was $49.

The Company does not have any off-balance-sheet credit exposure related to its customers.

Dining Credits

Dining credits are comprised primarily of credits for food, beverage, goods and services acquired from restaurants on a wholesale basis for cash. The dining credits acquired represent the Company’s right to receive a portion of member dining that qualifies for rewards. Dining credits are recorded at the wholesale cost and stated at the gross amount of the commitment to the restaurant, net of an allowance for unredeemable dining credits. Accounts payable-dining credits represent the unfunded portion of the total commitments. At the end of 2009 and 2008, the average period of time it takes for members to use outstanding net dining credits was approximately 6.9 months and 7.5 months, respectively. The Company earns revenues for its services and the future transactions

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

that the Company has purchased only through member transactions that qualify for a reward, which makes the Company different from other sources of liquidity available to restaurants, such as a loan with fixed repayments or a factoring arrangement that requires a restaurant to pay a portion of all of its transactions. When purchasing dining credits from a restaurant, the Company retains the risk that it will be unsuccessful in marketing the restaurant to members and providing incentives for members to dine at the restaurant and members will not dine at the restaurant as frequently as the Company expects or indeed enough to use all of the dining credits that the Company has purchased. There is no term to the Company’s agreement with the restaurant and if members do not dine at the restaurant, the Company has no recourse to the restaurant for recovery of the dining credits. In addition, a restaurant may repurchase from the Company at any time the dining credits at their original cost.

The Company provides allowances for unredeemable dining credits based on the estimate of losses that would result from our inability to generate sufficient traffic to utilize the dining credits or the restaurant’s breach of its obligations under the dining credits purchase contract. The Company has no recourse to the restaurant for recovery of the dining credits unless the restaurant breaches its dining credits contract. The Company reviews members’ ability to use dining credits on a regular basis and provides for estimated losses on unredeemed dining credits.

During the second quarter of 2008, the Company refined its methodology used to estimate losses in dining credits and accounts receivable. Prior to the second quarter of 2008, the Company’s methodology was primarily based upon the age of the portfolio as calculated from revenues from the preceding quarter. The Company applied estimated loss percentages to the aged portfolio based on the estimated time remaining on each transaction. The Company also provided for specifically identified accounts and for dining credits balances that were large or slow moving. Since the beginning of 2007, however, the Company has been collecting additional historical information on restaurant account balances. With this additional data, during the second quarter of 2008, the Company refined its estimation method and now uses this information to monitor accounts, track historical write-offs, and fund new accounts. The Company now applies a reserve rate to accounts based upon additional characteristics, such as whether the account has been referred for legal collection, the date of the last payment received, whether the Company’s attempt to debit the restaurant’s bank account for payments due to the Company has been rejected, the restaurant’s commercial credit score, and the expected usage period of the dining credits. The reserve rate for each account is based upon historical charge-off rates of accounts with similar characteristics. The Company also provides for specifically identified accounts and for dining credit balances that are large or slow moving as it did previously. The refined methodology was applied to the Company’s entire portfolio and resulted in approximately $1,500 of additional provision for losses expense during 2008, or $952 reduction in net income ($0.10 per diluted share). Losses are reduced by recoveries of dining credits previously charged off. Account balances are charged off against the allowance once the Company concludes that a restaurant is unwilling or unable to honor their obligation relating to dining credits or if the Company is unable to successfully market its restaurant base to members. Subsequent to the account being charged off, the Company may continue to pursue recovery efforts. As of the beginning of 2008, the Company updated its write-off policy to further define when an account should be written-off.

The Company does not have any off-balance sheet credit exposure related to its participating restaurants.

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

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

Software Development Costs

The Company has developed and/or purchased certain software applications and hardware that support its rewards administration platform. The Company capitalized software and website development costs totaling $2,350, $3,759 and $5,392 during 2009, 2008 and 2007, respectively. The amortization of these costs is calculated on a straight-line basis over a three-year life. The Company had $5,398 and $6,801of unamortized computer software costs at December 31, 2009 and 2008, respectively. During 2009, 2008 and 2007, the amortization of all of these assets totaled $3,747, $3,219 and $2,103 respectively. These capitalized costs are included in Property and Equipment in the Company’s Consolidated Balance Sheets. All other software development and expansion expenditures are charged to expense in the period incurred.

Goodwill

Goodwill has resulted primarily from the acquisition of previously franchised territories from 1997 through mid-2000. These transactions primarily consisted of reacquiring franchise rights from franchisees and were accounted for using the purchase method of accounting. The primary asset to which the Company generally allocated value in these transactions was the reacquired franchise rights.

The Company assesses the impact of Accounting Standards Codification (“ASC”) 350-10, “Intangibles-Goodwill and Other,” the current standard for periodic assessment of the carrying value of intangible assets, including goodwill. The Company assesses the impact of ASC 350-10 using a two-step approach to assess goodwill based on applicable reporting units and any intangible assets, including goodwill, recorded in connection with the Company’s previous acquisitions. The Company reports under a single reporting segment and its goodwill analysis is measured under one reporting unit. The first step of the Company’s analysis as of December 31, 2009 demonstrated that the fair value of the segment exceeded the carrying value of the segment and the Company believes that the reporting unit is not currently at risk of failing the first step. Based on this analysis, no impairment was recorded in 2009. An increase in the Company’s discount rate or changes to its cash flow and operating assumptions of its future performance could have resulted in a failure of our step one analysis causing a step two evaluation to be performed. Significant management judgment is required in the determination of an appropriate discount rate and the forecasting of future operating results that are used in the preparation of projected cash flows, and, if different conditions prevail or judgments are made, a material write-down of goodwill could occur. The second step would involve calculating the fair value of assets and liabilities of the segment and comparing that amount to the carrying value of the goodwill to determine if any goodwill impairment is necessary. The carrying value of our goodwill as of December 31, 2009 and 2008 was $8,117. No impairment was recorded during 2009, 2008 or 2007.

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

Revenue Recognition

The Company recognizes revenue from the Marketing Credits Program and Marketing Services Program when members patronize participating restaurants and pay using a payment card they have registered with the Company. Revenue is recognized only if the member’s transaction qualifies for a benefit in accordance with the

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

rules of the member’s particular program. In both programs, the amount of revenue recognized is that portion of the member’s total transaction amount that the Company is entitled to receive, in accordance with the terms of its agreement with the participating restaurant and in the Marketing Credits Program the redemption of dining credits is deducted from the presentation of revenues. Redemption of dining credits is determined with respect to each individual restaurant, according to the contractual funding ratio used when the dining credits were acquired. An example of a ratio is two dollars of dining credits received for one dollar of cash paid to the restaurant by the Company. This example is only for illustrative purposes, actual ratios are determined on a per restaurant basis which may vary significantly from this example. For example, in a Marketing Credits Program transaction, if a member’s total qualified transaction amount is $100, as evidenced by the full amount of the payment card transaction, and the contract provides for the Company to receive 80% and the dining credits were purchased at a ratio of 2 to 1, the amount of Rewards Network share of qualified transaction amount is $80, representing what is actually realized in cash and the total revenue is $40 (net of the redemption of dining credits). In the Marketing Services Program, the same $100 transaction at a Marketing Services Program restaurant may yield $17 in revenue to be recognized, the amount the Company is entitled to receive in accordance with the terms of the agreement with the participating restaurant. Under the RCR Loan product, the Company recognizes interest income on an effective yield basis over the life of the loan. Transactions between the Company and the restaurants do not include any taxes assessed by governmental authorities with the exception of the Goods and Services Tax (“GST”) in Canada. GST was minimal, less than 0.001% of revenues for 2009, 2008 and 2007 and was presented net in the presentation of revenues.

The Marketing Credits Program contracts include a fee for marketing, reporting on member activity, member feedback and dining rewards. ASC 605-25, “Revenue Recognition – Multiple Element Arrangements,” requires a separate unit of accounting if the delivered items have value to a customer on a stand alone basis. The Company includes marketing, reporting on member activity, member feedback, dining rewards and the purchase of dining credit in its Marketing Credits Program rather than the separate elements as described in ASC 605-25 since the Company does not purchase, and a restaurant cannot sell the dining credits without marketing services. The Company analyzes its business in this manner and since the Company earns revenues for its services, and the future dining credits that it purchases, only if members dine at participating restaurants, the Company’s marketing efforts with the Marketing Credits Program is critical in driving members into participating restaurants. The timing of the revenue recognition is the same under both of the Company’s programs, when a qualified dine occurs.

Membership fees consists principally of renewal fees from iDine members and is recognized over the membership period, which is usually 12 months beginning in the month the fee is received. Membership fees are cancelable and refunded to members, if requested, on a pro rata basis based on the remaining portion of the membership.

Member Benefits

The vast majority of rewards are delivered to members in the form of a mileage award to their frequent flyer account, direct credit on their payment card statement, check or a dollar or point denominated reward to a loyalty or rewards program account. Only members of iDine are eligible to receive cash credit on their registered payment card accounts or a check. Cash back rewards typically range from 5% to 20% of the member’s qualified transaction amount with participating restaurants. Alternatively, members may elect to receive rewards in the form of airline frequent flyer miles with up to seven major airlines. Members receiving airline frequent flyer miles generally earn from one to five miles for each dollar spent at participating restaurants. Also, members may participate in other partner programs that provide a dollar or point denominated reward for each dollar spent at participating restaurants.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

Some companies participate in the Company’s corporate program. The companies register their employees’ corporate cards with the Company on a no fee basis. However, rewards are not provided until the employee reaches a certain level of qualified annual transaction amount. After reaching such level, the participating company receives a monthly check for the aggregate rewards earned by its employees when transacting at participating restaurants. In some cases, a portion of the aggregate rewards goes to the employees in the form of airline frequent flyer miles. Rewards associated with the corporate program, and others like it, are expensed during the period incurred. The retained savings prior to achieving the qualified annual transaction amount level are deferred and spread over the contract year on an effective rate basis, resulting in a reduction in the overall member benefits expense. These retained savings prior to achieving the qualified annual transaction amount level are not recorded as membership fees and other income in the results of operations, but rather as a reduction in loyalty rewards by the Company neither paying nor expensing those amounts.

In addition to base-level member dining rewards, the Company offers additional incentives to its members in the form of frequency bonuses. Frequency bonuses are offered in order to stimulate short and long-term dining activity as well as encourage member enrollment and engagement.

Stock Based Compensation

Effective January 1, 2006, the Company adopted ASC 718-20, “Compensation-Stock Compensation.” Under this method, the Company uses the modified prospective transition method and records the appropriate expense in its result of operations for periods ending after January 1, 2006.

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

In 2007, the Company adopted ASC 740-10-25, “Accounting for Uncertainty in Income Taxes.” ASC 740-10-25 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. No reserve was recorded on the Company’s financial statements as a result of the adoption of ASC 740-10-25 and no reserves were recorded by the Company during 2009, 2008 or 2007.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

Segment Information

ASC 280-10, “Segment Reporting,” establishes standards for reporting information about operating segments. This standard defines operating segments as components of an enterprise which separate financial information is available and which is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to make operating and resource allocation decisions. The Company has concluded that it operates in one business segment. As described in Note 1, the Company primarily offers two programs to restaurants, the Marketing Credits Program and the Marketing Services Program. Revenues from the Marketing Credits Program were $73,747, $92,884 and $89,516 for 2009, 2008 and 2007, respectively, and revenues from the Marketing Services Program were $33,713, $23,758 and $23,974 for 2009, 2008 and 2007, respectively.

Basic and Diluted Net Income per Share

Basic and diluted net income per share was computed by dividing net income available to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding for each period presented. There were 662 and 1,214 weighted average shares of common stock equivalents relating to the Company’s convertible subordinate debentures which were excluded for 2008 and 2007, respectively, as their effect would have been anti-dilutive.

For periods with potentially dilutive securities, incremental shares and adjustments to net income are determined using the “if converted” and treasury stock method as follows.

	Year ended December 31,
	2009	2008	2007
Net income as reported	$5,327	$4,809	$6,965

Weighted average number of shares of common stock and common stock equivalents outstanding
Basic	8,889	9,058	8,997
Stock options and restricted stock	173	100	57

Diluted	9,062	9,158	9,054

Earnings per share
Basic	$0.60	$0.53	$0.77

Diluted	$0.59	$0.53	$0.77

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. The principal estimates used by the Company relate to the allowance for unredeemable dining credits and litigation and related accruals. Additionally, the Company uses estimates to determine the effective cost of dining rewards in the Corporate Program, in developing projections for purposes of making a determination of impairment of goodwill and in the valuation of long lived assets. Actual results could differ from those estimates.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

Fair Values of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash and cash equivalents, net accounts receivable, net dining credits, prepaid expenses, income taxes receivable, accounts payable – trade, accounts payable – member benefits, accrued compensation and other accrued expenses approximate fair value because of the short maturity of those instruments. The litigation and related accruals are presented using a discounted cash flow method based on the timing of future payments.

Reclassification

Certain amounts have been reclassified to conform to the 2009 presentation in the Company’s notes to consolidated financial statements, including changes in statements of income presentation as outlined below.

Changes in Statements of Income Presentation

Effective in the fourth quarter of 2009, the Company revised certain aspects of its income statement presentation. Most prominently, the Company changed its reporting of revenues from the Marketing Credits Program net of the redemption of dining credits. Historically, the Company reported its share of member dining transactions as gross revenues and redemption of dining credits, previously referred to as cost of sales, as a direct expense in the statement of income. All prior periods have been revised to reflect the net presentation. This change resulted in a reduction of previously reported revenues of $128,271 and $111,617 in 2008 and 2007, respectively, and corresponding reductions in cost of sales in those periods. The change in presentation had no effect on pre-tax income or net income.

In conjunction with the change from gross to net reporting related to the redemption of dining credits, the Company has also revised the descriptions and placement of certain other income statement captions to provide a more meaningful presentation of its income and expenses. These changes include presenting membership fees as a component of revenues, rather than as a separate component of operating income; changing the term “net revenues” to gross profit to more clearly describe the nature of the subtotal; and separately disclosing processing fees, which had previously been included in the cost of dining credits in the cost of sales caption, as a separate direct expense.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash (a consensus of the FASB Emerging Issues Task Force)”. ASU 2010-01 addresses how an entity should account for the stock portion of a dividend in certain arrangements when a shareholder makes an election to receive cash or stock, subject to limitations on the amount of the dividend to be issued in cash. ASU 2010-01 was effective for fiscal years ending on or after December 15, 2009, with retrospective application required. The adoption of ASU 2010-01 did not have an effect on the Company’s results of operations or financial position.

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (820) – Measuring Liabilities at Fair Value”. ASU 2009-05 clarifies that the fair value of a liability may be determined using the perspective of an investor that holds the related obligation as an asset. ASU 2009-05 was effective for fiscal years ending after August 27, 2009. The adoption of ASU 2009-05 did not have an effect on the Company’s results of operations or financial position.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

In June 2009, the FASB issued ASC 105-10, “Generally Accepted Accounting Principles”. ASC 105-10 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Codification does not change GAAP but reorganizes the literature. The adoption of ASC 105-10 has been reflected in the Company’s financial statements. The adoption did not have an impact on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 was effective for interim or annual financial periods ending after June 15, 2009. The adoption of ASC 855-10 in the second quarter of 2009 did not have an impact on the Company’s results of operations or financial position.

Note 3—Convertible Subordinated Debentures

On October 15, 2003, the Company completed a private placement of $70,000 principal amount of its 3.25% Convertible Subordinated Debentures with a final maturity date of October 15, 2023. The net proceeds from the offering were $67,500 and the issuance costs of $2,500 were amortized over five years. The debentures bore interest at 3.25% per annum, payable on April 15 and October 15 of each year. Holders of the debentures could have required the Company to repurchase for cash all or part of the debentures on October 15, 2008, October 15, 2013 and October 15, 2018 or upon change of control at a price equal to 100% of the principal amount of the debentures, together with accrued and unpaid interest. During 2007, the Company purchased $15,000 of the convertible subordinated debentures for $14,150 and during 2008 the Company purchased the remaining $55,000 for $54,734. All amounts were funded from the Company’s cash and cash equivalents balances. As of December 31, 2009 and 2008, the Company had no outstanding convertible subordinated debentures.

Note 4—Revolving Credit Facility

On November 6, 2007, the Company entered into a $25,000 senior secured revolving credit facility with RBS Business Capital (the “Lender”). The Company amended this credit facility on August 11, 2008 to, among other matters, increase the amount it may borrow under the credit facility to a maximum of $40,000. The facility was further amended on June 1, 2009, to carve out the $5,000 stock repurchase from covenant testing, redefine certain covenants and revise the facility’s unused line fees. The facility was amended a third time on October 5, 2009 to permit certain distributions, including issuing a cash dividend to stockholders, provided that certain conditions are met. The Lender has committed to $25,000 under the credit facility and has the ability to seek commitments for the additional $15,000 from other financial institutions. The maturity date of the credit facility is August 11, 2011. The credit facility is secured by substantially all of the Company’s assets. Up to $1,000 of the facility can be used for letters of credit. The interest rates under the credit facility vary and are based on the Lender’s prime rate and/or LIBOR. The amount the Company may borrow is based on the amount of our accounts receivable and dining credits, as determined under the credit facility. Advances under the credit facility are subject to certain conditions precedent, including the accuracy of certain representations and warranties and the absence of any default or unmatured default. The Company may use advances for working capital, capital expenditures, permitted acquisitions and for other purposes described in the credit facility.

The credit facility has financial covenants that the Company will maintain a minimum ratio of debt to cash flow, fixed charges to borrowed amounts and certain ratios related to its dining credits portfolio. The credit facility contains customary representations, warranties and covenants and includes customary events of default, including a change of control provision. The Company can offer no assurances that it will be in compliance with

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

all conditions precedent and all representations and warranties at a time when it would like to borrow under the credit facility. Further, the Company may not be able to borrow the full amount under the credit facility if it’s dining credits portfolio or adjusted earnings before interest expense, income taxes, depreciation and amortization, as defined in the credit facility, decreases substantially. These limitations currently apply as a result of the size of the Company’s dining credits portfolio. The amount of availability under the credit facility may be further limited if the Company becomes more conservative in its dining credits purchases in light of current economic conditions and the performance of restaurants on the Company’s programs or if the Company’s earnings decline. At December 31, 2009, approximately $20,150 was available under the terms of the credit facility.

The Company does not currently have any borrowings outstanding under this credit facility and was in compliance with all of the covenants under this facility as December 31, 2009 and 2008.

Note 5—Income Taxes

Income tax provision attributable to income from continuing operations for the periods listed below consisted of the following:

	Years ended December 31,
	2009	2008	2007
Current:
U.S. federal	$(755)	$1,881	$(2,775)
State and local	(308)	379	578
Foreign	185	255	—

Total current	$(878)	$2,515	$(2,197)

Deferred:
U.S. federal	4,725	293	5,167
State and local	553	(42)	284
Foreign	—	—	—

Total deferred	$5,278	$251	$5,451

Total provision	$4,400	$2,766	$3,254

Income tax provision attributable to income from continuing operations differed from the amounts computed by applying the statutory federal income tax rate of 34% for the years ended December 31, 2009, 2008 and 2007 to pre-tax income from continuing operations as a result of the following:

	Years ended December 31,
	2009	2008	2007
Expected tax provision	$3,308	$2,575	$3,475
State and local taxes, net of federal income tax benefit	574	401	805
Valuation allowance change	(4)	(2)	(202)
Change in state tax rates	(101)	107	(365)
Unrealized foreign tax provision	—	—	151
Tax exempt interest	—	(29)	(828)
Stock compensation	428	84	134
Other, net	195	(370)	84

Total	$4,400	$2,766	$3,254

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008
Deferred tax assets (liabilities):
Reserve for dining credits losses	$4,959	$8,852
Litigation and related expenses	—	1,207
Deferred directors compensation	291	459
Other deferred tax assets	454	385

Gross deferred tax assets	5,704	10,903
Less valuation allowance	—	(4)

Gross deferred tax assets, net of allowance	5,704	10,899
Prepaid expenses	(552)	(520)

Current deferred tax assets, net of liabilities	5,152	10,379

Deferred tax assets (liabilities), non-current:
Litigation and related expenses	—	329
Property and equipment	186	—
Stock-based compensation	1,099	804
Other deferred tax assets	498	—

Gross deferred tax assets, non-current	1,783	1,133

Property and equipment	—	(75)
Other	(1,186)	(163)

Non-current deferred tax assets, net of liabilities	597	895

Net deferred tax asset	$5,749	$11,274

The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The valuation allowance for deferred tax assets as of December 31, 2009 and 2008 was $0 and $4, respectively. The Company established a valuation allowance against the capital loss carryforwards generated beginning in the 2002 tax year. The $5 of the capital loss carryforwards benefit expired in the 2008 tax year and the remaining carryforwards expired in 2009.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. No reserve was recorded on the Company’s financial statements as a result of the adoption of FIN No. 48 and no reserves were recorded by the Company during 2009 or 2008.

The Company’s policy is to recognize interest and penalties accrued related to unrecognized tax benefits in income tax provision (benefit). As of December 31, 2009 and 2008, the Company had no unrecognized tax benefits and no interest and penalties accrued. Federal tax returns filed for years 2006 through 2008 are within the statute of limitations and remain subject to examination. State tax returns filed for years 2006 through 2008 are within the statute of limitations and remain subject to examination.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

Note 6—Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2009	2008
Furniture, fixtures and equipment	$16,207	$16,717
Computer hardware and software	13,963	16,130
Leasehold improvements	2,501	2,689

	32,671	35,536
Less accumulated depreciation and amortization	(24,440)	(24,996)

Property and equipment, net	$8,231	$10,540

Depreciation and amortization expense was $5,306, $5,411, and $4,936 for the years ended December 31, 2009, 2008, and 2007, respectively. Loss on disposal of assets was $26, $53, and $33 for the years ended December 31, 2009, 2008, and 2007.

Note 7—Stock Awards

Stock Compensation

The Company grants stock-based awards through its 2006 Long-Term Incentive Plan (the “Plan”). Stock-based awards include primarily restricted stock unit awards and stock options. As discussed in Note 2 “Significant Accounting Policies,” ASC 718-20 requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued and was effective for annual periods beginning after June 15, 2005. The Company adopted ASC 718-20 on January 1, 2006 using the modified prospective transition method. ASC718-20 applies to all of the Company’s outstanding unvested stock-based payment awards as of January 1, 2006 and for all prospective awards. At December 31, 2009, there were approximately 740 shares available for issuance under the Plan.

The following table presents the stock-based compensation expense included in the Company’s consolidated statements of operation during the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,
Components of Stock-based Compensation Expense	2009	2008	2007
Stock options included in salaries and benefits expense	$(66)	$90	$171
Restricted stock unit awards included in salaries and benefits expense	1,542	1,221	345
Stock awards included in general and administrative expense	86	168	275
Restricted stock unit awards included in general and administrative expense	300	865	346

Total stock-based compensation costs	1,862	2,344	1,137
Income tax benefit	(842)	(856)	(348)

Total after-tax stock-based compensation expense	$1,020	$1,488	$789

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

Dividend Effect

All outstanding awards as of October 22, 2009 were adjusted for the special cash dividend of $2.00 per share of common stock. ASC 718-20-35-6 states that for an award with an anti-dilution provision, the modification to the terms of an award in connection with an equity restructuring does not result in the recognition of any incremental compensation cost so long as the fair value of the award immediately before and after the restructuring are the same. The Company’s Long-Term Incentive Plan (“LTIP”) provides that the Compensation Committee of the Board of Directors shall make adjustments to equity awards in the event of a special dividend to prevent dilution of the value of outstanding equity awards under the terms of the anti-dilution provisions in the plan. The Company’s Compensation Committee determined that the dividend effect on the stock price was dilutive and therefore an adjustment to the equity awards was mandatory according to the Company’s Long-Term Incentive Plan (“LTIP”) LTIP. The adjustments to the equity awards were based on fair value before and after the dividend and as a result no incremental compensation expense existed.

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

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted in 2009, 2008, or 2007.

Information with respect to the stock options outstanding is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2006	284	$20.46	6.15
Granted	—	—
Exercised	(20)	$12.66		$75
Forfeitures	(35)	$24.18

Balance at December 31, 2007	229	$20.58	5.47

Granted	—	—
Exercised	(8)	$12.66		$18
Forfeitures	(27)	$26.79

Balance at December 31, 2008	194	$20.04	4.65

Dividend adjustment	31
Exercised	(8)	$6.92		$41
Forfeitures	(5)	$20.14

Balance at December 31, 2009	212	$17.62

Exercisable at December 31, 2009	212	$17.62	3.85	$—

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

Intrinsic value for stock-based instruments is defined as the difference between the current market value and the exercise price.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Average Exercise Price	Number Exercisable	Average Exercise Price
$6.42 to $12.93	55	1.19	$10.43	55	$10.43
$18.71	8	2.18	$18.71	8	$18.71
$19.27	97	5.70	$19.27	97	$19.27
$20.56 to $25.13	44	3.30	$21.38	44	$21.38
$25.95	8	4.40	$25.95	8	$25.95

	212	3.85	$17.62	212	$17.62

As of December 31, 2009 and 2008 the number of options exercisable was 212 and 194, respectively, and the weighted-average exercise price of those options was $17.62 and $20.04, respectively.

During 2009 and 2008, cash received from stock options exercised was $14 and $107 and the tax benefit realized for tax deductions from stock options exercised was $16 and $5, respectively. ASC 718-20 requires the benefits of tax deductions in excess of the compensation cost recognized for stock options exercised (excess tax benefits) to be classified as financing cash flows as such, the excess tax benefits were included as a cash inflow in other financing activities of the Company’s consolidated statements of cash flows.

The following table summarizes the Company’s nonvested stock option activity for the years ended December 31, 2009, 2008 and 2007. As of December 31, 2009 and 2008, there were no unrecognized compensation costs related to stock options as all stock options were vested.

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2006	180	$12.99

Forfeited	(105)	$24.18

Nonvested at December 31, 2007	75	$22.50

Vested	(75)	$22.50

Nonvested at December 31, 2008	0

Nonvested at December 31, 2009	0

Restricted Stock Unit Awards

On February 22, 2006, the Compensation Committee of the Board of Directors of the Company (“Compensation Committee”) approved the grant of a restricted stock unit award pursuant to the Company’s 2004 Long-Term Incentive Plan (“2004 Plan”) to Ronald L. Blake as set forth in the Employment Agreement

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

between the Company and Mr. Blake dated as of September 13, 2005 (“Blake Employment Agreement”). The restricted stock unit award entitled Mr. Blake to receive 83 shares of the Company’s common stock if the Company achieved performance targets for 2006 and 2007. The Company achieved its 2006 performance target and 62 shares vested on December 31, 2006. The remaining 21 shares did not vest on December 31, 2007 and were forfeited because the Company did not meet its 2007 performance target. The Company reversed $120 of previously recorded stock compensation expense during 2007 because the Company believed that it was improbable that the Company would meet the 2007 performance target.

On February 22, 2006, the Compensation Committee approved the grant of restricted stock unit awards to certain members of the Company’s management. These employees received restricted stock unit awards entitling them to receive a total of 74 shares of the Company’s common stock. Vesting of these restricted stock units was contingent on the Company achieving its 2006 performance target. The Company achieved its 2006 performance target and these restricted stock unit awards vested in three equal installments beginning on the first anniversary of the date of grant, provided that the recipient’s employment with the Company is not terminated prior to the vesting date.

On February 22, 2006, the Compensation Committee also approved the grant of an additional restricted stock unit award to Mr. Blake entitling Mr. Blake to receive 17 shares of the Company’s common stock under the 2006 Long-Term Incentive Plan (“2006 Plan”). This restricted stock unit award has the same terms as the restricted stock unit awards granted to the other management members as described above.

On May 23, 2006, the Compensation Committee approved the grant of a restricted stock unit award pursuant to the 2006 Plan to Mr. Blake as set forth in the Blake Employment Agreement. The Compensation Committee approved the grant to Mr. Blake of a restricted stock unit award as of June 1, 2006 entitling Mr. Blake to receive 72 shares of the Company’s common stock, with 25 shares vesting on December 31, 2007, and the remaining 47 shares vesting on December 31, 2008. This restricted stock unit award vested only if Mr. Blake remained employed by the Company as of each vesting date and the Company attained applicable performance goals based on the Company’s Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”). The award of 25 shares did not vest as of December 31, 2007 and were forfeited because the Company did not meet its 2007 performance targets. The Company reversed $319 of previously recorded stock compensation expense during 2007 because the Company believed that it was improbable that the Company would meet the 2007 performance target. The Company achieved its 2008 performance target and the remaining 47 shares vested on December 31, 2008.

On February 28, 2007, the Compensation Committee approved the grant of restricted stock unit awards to certain members of the Company’s management. These employees received restricted stock unit awards entitling them to receive a total of 125 shares of the Company’s common stock. 75% of these restricted stock unit awards would have vested in three equal installments beginning on the first anniversary of the date of grant if the Company had attained applicable performance targets based on the Company’s EBITDA in 2007. The Company did not achieve the 2007 performance target, the cumulative EBITDA target for 2007 and 2008 (“2008 Cumulative Performance Target”) or the cumulative EBITDA target for 2007, 2008 and 2009 (“2009 Cumulative Performance Target”) and as a result this portion of restricted stock unit awards did not vest and were canceled. 25% of these restricted stock unit awards would have vested in three equal installments beginning on the first anniversary of the date of grant if the Company had reached a net revenue target in 2007. The Company did not achieve the 2007 net revenue target or the cumulative net revenue target for 2007 and 2008 (“2008 Cumulative Net Revenue Target”), or the cumulative net revenue target for 2007, 2008 and 2009 (“2009 Cumulative Net Revenue Target”) and as a result the restricted stock unit awards did not vest and were canceled. Since the

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

Company did not meet or expect to meet its performance target or net revenue target for 2007, 2008, or 2009 and it did not meet or expect to meet the 2009 Cumulative Performance Target or Net Revenue Target, the Company did not record stock compensation expense for this award during 2007, 2008 or 2009.

On February 19, 2008, the Compensation Committee approved the grant of restricted stock unit awards to certain members of the Company’s management. These employees received restricted stock unit awards entitling them to receive a total of 125 shares of the Company’s common stock. 50% of these restricted stock units vest in three equal annual installments beginning on the first anniversary of the date of grant. Up to 25% of these restricted stock units (“EBITDA-based RSUs”) vest in three equal annual installments beginning on the first anniversary of the date of grant if the Company met a performance vesting requirement based on a target amount of earnings before interest, income taxes, depreciation and amortization, excluding unusual and non-recurring gains and losses (“EBITDA”) less one third of capital expenditures determined by the Company (“EBITDA Target and an “EBITDA Stretch Target”“). Up to 25% of these restricted stock units (“Revenue-based RSUs”) vest in three equal annual installments beginning on the first anniversary of the date of grant if the Company met a performance vesting requirement based on the Company’s 2008 revenue (“Revenue Target and a “Revenue Stretch Target”“). The Company exceeded the EBITDA Target and was slightly below the EBITDA Stretch Target. The Company exceeded the Revenue Stretch Target. Based on these results, 99.375% of these restricted stock unit awards vest in three equal installments beginning on the first anniversary of the date of grant, provided that the recipient’s employment with the Company is not terminated prior to the vesting date.

On March 31, 2009, the Compensation Committee approved the grant of restricted stock unit awards to certain members of the Corporation’s management entitling recipients to receive shares of the Corporation’s common stock based on individual performance and the Corporation’s financial performance in 2009. The number of shares of common stock that employees may receive is equal to a base number of shares multiplied by the 2009 Percentage determined under the 2009 Incentive Compensation Plan. If the Corporation’s 2009 EBITDA is less than or equal to the EBITDA Threshold, all of the restricted stock units will be cancelled. 50% of the restricted stock units vest in three equal annual installments beginning on the first anniversary of the date of grant. The remaining 50% of the restricted stock units shall vest in three tranches. Each tranche is equal to one-sixth of the restricted stock units, and each tranche vests on the date that is on or after the first anniversary of the date of grant and on which the average closing price of the common stock for the previous sixty trading days is above a threshold determined by the Compensation Committee. The stock price threshold for the first tranche is above the average closing price of the common stock for the sixty trading days ending on the grant date, and the second and third tranche stock price thresholds are progressively higher than for the previous tranche. Notwithstanding the foregoing, in the event of a change in control as defined in the 2006 Plan, if the stock price pursuant to such change in control is above any of these thresholds, those restricted stock units shall vest, and if the stock price pursuant to such change in control is below any of these thresholds, those restricted stock units shall be cancelled. If a stock price threshold is not reached by the third anniversary of the date of grant, the applicable restricted stock units will be cancelled. These restricted stock units vest only if the recipient remains employed by the Corporation as of each vesting date. Under the 2006 Plan, any restricted stock units that have not been cancelled will fully vest if the recipient’s employment is terminated without cause within twelve months after a change in control, as those terms are defined in the 2006 Plan. The Company exceeded its EBITDA targets for 2009 and as a result, the value of restricted stock awards increased by 23.1% and the corresponding stock compensation expense was increased by the $238. Since the Company exceeded its EBIDA targets, 50% of the restricted stock unit awards will vest in three equal annual installments beginning on the first anniversary of the grant date. The remaining 50% of the stock unit awards vesting will be based on the average closing price of the common stock as described above.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

In 2004, the Non-Employee Director Awards Program (the “NED Program”), NED Program provided for the automatic grant to non-employee directors of stock options to purchase 3 shares of the Company’s common stock following each annual meeting of the Company’s stockholders, and was amended in the fourth quarter of 2004 to provide for quarterly grants of 1 restricted stock units in lieu of the stock option grant. The NED Program was further amended for 2008 to provide a single annual restricted stock unit award, and the Board of Directors approved a grant date value of $50 for the annual restricted stock unit award. The annual restricted stock unit award is granted on the date that equity compensation grants are made to executive officers of the Company, but not later than March 15 of each year, and vest on the earlier of the date of the Company’s Annual Meeting of Stockholders or June 1 of each year. If a non-employee director’s service on the Board of Directors terminates because the non-employee director is not elected as a director at the Annual Meeting of Stockholders in the year in which the restricted stock unit award is granted, a portion of the restricted stock unit award shall vest on the date of the Annual Meeting of Stockholders that is pro-rated to reflect the time the person served as a non-employee director during that year and the unvested portion of the restricted stock unit award shall be cancelled by the Company. If a non-employee director’s service on the Board of Directors terminates for any other reason, the non-employee director shall forfeit all rights with respect to restricted stock units which are not vested as of the effective date of termination and the unvested portion of the restricted stock unit award shall be cancelled by the Company.

The following table summarizes the Company’s nonvested restricted stock unit award activity for all plans for the years ended December 31, 2009, 2008 and 2007.

	Shares	Weighted Average Grant-Date Fair Price
Nonvested at December 31, 2006	273	$22.80

Granted	147	$15.75
Vested	(108)	$22.26
Forfeited	(22)	$18.39

Nonvested at December 31, 2007	290	$20.01

Granted	151	$13.83
Vested	(192)	$14.28
Forfeited	(33)	$15.18

Nonvested at December 31, 2008	216	$11.37

Granted	330	$10.50
Dividend adjustment	55	$11.69
Vested	(77)	$14.72
Forfeited	(73)	$12.51

Nonvested at December 31, 2009	451	$12.23

The fair value of each restricted stock unit award granted during 2009, 2008 and 2007 was based on the closing price of the Company’s common stock traded on the NASDAQ Stock Market LLC (beginning on May 26, 2008) under the symbol DINE. Prior to May 26, 2008 shares of the Company’s common stock were listed and traded on the American Stock Exchange under the symbol IRN. Restricted stock unit awards granted during 2009, 2008 and 2007 generally vest and settle over a one to three year period. As of December 31, 2009, $1,306 of total unrecognized compensation costs related to restricted stock unit awards are expected to be recognized over the weighted-average period of approximately 22 months. The expense is recognized over the expected vesting period.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

Director Award Program

The NED Program, adopted pursuant to the 2004 Plan and the 2006 Plan allows for non-employee directors to choose to take directors fees in either cash or a current or deferred stock award. In 2006 and 2007, the fees under the NED Program were $30 per year to each non-employee director, plus an additional $40 per year to the Chair of the Board of Directors, $20 per year to the Chair of the Audit Committee and $10 per year to each other member of the Audit Committee, payable in either cash or a current or deferred stock award. The NED Program was amended for 2008 to provide that non-employee directors continue to receive a fee of $30 per year and the Chair of the Board of Directors continues to receive an additional fee of $40 per year. Effective in 2009, the Board of Directors reduced the fee paid to the Chair of the Audit Committee from $20 per year to $12 per year, and reduced the fee paid to each other member of the Audit Committee from $10 per year to $7 per year. The amended NED Program provides for new fees to be paid to the Chairs and members of the Compensation Committee and Corporate Governance and Nominating Committee. The Board of Directors approved a fee for each of the Chair of the Compensation Committee and the Chair of the Corporate Governance and Nominating Committee of $7 per year, and approved a fee for each other member of the Compensation Committee and the Corporate Governance and Nominating Committee of $5 per year. These fees are payable quarterly in either cash or a current or deferred stock award. As of December 31, 2009, there were 57 shares of common stock not yet issued to directors under deferred stock awards.

Note 8—Leases

The Company leases several office spaces, including those discussed in Note 11. Future minimum lease payments under non-cancelable operating leases as of December 31, 2009 are as follows:

Year ended December 31,
2010	1,288
2011	862
2012	423
2013	200
Thereafter	—

Total minimum lease payments	$2,773

Rent expense charged to operations was $1,470, $1,781, and $2,237 for the years ended December 31, 2009, 2008, and 2007, respectively.

Capital leases, included in net property and equipment at December 31, 2009, consisted of an obligation for certain computer equipment and software with options for the Company to purchase the leased property at the end of the lease terms, which was March 2007. At December 31, 2009 and 2008, the Company had $910 recorded as capital leases and accumulated amortization of $910. Amortization of assets recorded under capital leases, included in depreciation and amortization expense, amounted to $33 for the year ended December 31, 2007.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

Note 9—Business and Credit Concentrations

As of December 31, 2009 the Company had contracts or relationships with seven major airlines that offer frequent flyer miles as rewards. Members of each of the Upromise Inc., United Air Lines and American Airlines Inc. programs represented 10% or more of the Company’s revenues for 2009, members of each of the Upromise Inc., United Air Lines and American Airlines programs represented 10% or more of the Company’s revenues for 2008, and members of each of the Upromise Inc. and United Air Lines programs represented 10% or more of the Company’s revenues for 2007. The following table illustrates the Company’s partner revenues concentration as a percentage of total revenues:

	2009	2008	2007
Airlines	59%	56%	58%
All partners that represent 10% or more of revenues	57%	56%	42%

Note 10—Minimum Partner and Vendor Obligations

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

2010	15,200
2011	5,500
2012	360
2013	180
Thereafter	—

Total minimum partner and vendor obligations	$21,240

Note 11—Certain Relationships and Related Party Transactions (square footage not in thousands)

On May 5, 2003, the Company entered into an office lease agreement, which was amended on May 8, 2006 and August 24, 2006, with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, a limited partnership comprised in part of certain trusts. Samstock, L.L.C., the Company’s largest stockholder, is indirectly owned by these trusts. The trustee of these trusts is Chai Trust Company, L.L.C., and Donald J. Liebentritt, the Chairman of the Company’s Board of Directors, is President of Chai Trust Company, L.L.C. The lease, as amended, provides for 28,721 square feet of office space at Two North Riverside Plaza, Chicago, Illinois and has a term from September 1, 2003 through August 31, 2011. The Company paid rent of $554, $540, and $526 during 2009, 2008, and 2007, respectively.

The Company has entered into two storage space lease agreements with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, one dated November 2, 2005 and one dated October 27, 2006. The leases provide for an aggregate of 1,171 square feet of storage space at Two North Riverside Plaza, Chicago, Illinois. The terms of these leases are month-to-month. The Company paid rent for these storage spaces of $25, $13, and $13 for 2009, 2008, and 2007, respectively.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

The future minimum lease obligations for the above leases are as follows:

Year Ending December 31,
2010	569
2011	386

Total minimum lease payments	$955

Note 12—Litigation

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

	Balance at December 31, 2007	Amounts Paid	Reclassification	Interest Expense	Balance at December 31, 2008	Amounts Paid	Adjustments	Interest Expense	Balance at December 31, 2009
Expense for Class	$2,849	$(1,631)	$(30)	$107	$1,295	$(1,247)	$(56)	$8	$—
Related legal and administrative expenses	3,261	(1,626)	117	117	1,869	(1,866)	(13)	10	—

Total litigation and related expenses	$6,110	$(3,257)	$87	$224	$3,164	$(3,113)	$(69)	$18	$—

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

Note 13—Stockholders’ Equity

On April 22, 2009, the Company’s Board of Directors authorized the repurchase of up to $5,000 of the Company’s common stock. The stock repurchase authorization does not have an expiration date and may be limited, suspended or terminated at any time without prior notice. Shares may be purchased from time to time on the open market or through private transactions, pursuant to Rule 10b5-1 trading plans or other available means. During 2009, the Company repurchased 490 shares for $4,637. The remaining amount in the stock repurchase plan is $363. Repurchases are dependent on market conditions and other factors. The purchases were funded from cash and cash equivalents and the repurchased shares are maintained as treasury shares for possible future use. Any additional shares the Company may purchase are expected to be funded through cash from operations and cash equivalents.

On June 11, 2009, the Company’s stockholders approved a one-for-three reverse stock split of the Company’s common stock, which became effective on July 6, 2009. As a result of the reverse stock split, each three shares of common stock were combined into one share of common stock. In addition, on June 11, 2009, the Company stockholders authorized a reduction in the number of authorized shares of the Company’s common stock from 70,000 to 25,000. All share and per share data has been adjusted to reflect the reverse one-for-three stock split except for the par value of common stock. This stock split reduced the number of outstanding shares at that time from 26,152 to 8,717.

The Company paid a special cash dividend of $2.00 per share of common stock on October 22, 2009 to stockholders of record at the close of business on October 15, 2009. The Company paid a total of $17,435 relating to this special dividend.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share data)

Note 14—Selected Quarterly Financial Data (Unaudited)

Selected financial data for the quarter ended is as follows:

	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Total revenues	$27,437	$27,784	$27,554	$25,777
Gross profit	19,209	17,532	17,376	16,279
Operating income	3,537	2,981	2,287	902
Income before income tax provision	3,622	2,966	2,272	867
Income tax provision	1,369	1,059	992	980
Net income (loss)	2,253	1,907	1,280	(113)

Earnings per share:
Basic	$0.26	$0.22	$0.14	$0.00
Diluted	$0.25	$0.21	$0.14	$0.00

	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Total revenues	$27,568	$29,756	$31,513	$29,076
Gross profit	17,443	18,629	20,188	19,220
Operating income	474	2,084	3,565	2,254
Income before income tax	381	2,005	3,135	2,054
Income tax provision	131	513	1,226	896
Net income	250	1,492	1,909	1,158

Earnings per share:
Basic	$0.03	$0.16	$0.21	$0.13
Diluted	$0.03	$0.16	$0.21	$0.13

Schedule II—Valuation and Qualifying Accounts

(in thousands)

Description	Balance, beginning of year	Charged to expenses	Net (Write-offs) Recoveries	Balance, end of year
Year ended December 31, 2009
Allowance for unredeemable dining credits	$20,064	6,192	(14,808)	$11,448

Allowance for doubtful accounts—Accounts Receivable	$3,134	1,874	(3,235)	$1,773

Valuation allowance on deferred taxes	$4	(4)	—	$—

Year ended December 31, 2008
Allowance for unredeemable dining credits	$21,257	9,704	(10,897)	$20,064

Allowance for doubtful accounts—Accounts Receivable	$3,420	1,910	(2,196)	$3,134

Valuation allowance on deferred taxes	$6	(2)	—	$4

Year ended December 31, 2007
Allowance for unredeemable dining credits	$12,210	8,208	839	$21,257

Allowance for doubtful accounts—Accounts Receivable	$2,078	2,688	(1,346)	$3,420

Valuation allowance on deferred taxes	$208	(202)	—	$6

Item 9—Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A—Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures as such term is defined under Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of such date. The conclusions of the CEO and CFO from this evaluation were communicated to the Audit Committee.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management has concluded that our internal control over financial reporting was effective at December 31, 2009.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2009. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2009, is included under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B—Other Information

None

PART III

Item 10—Directors, Executive Officers and Corporate Governance

Information included under the captions “Election of Directors,” “Board of Director Meetings and Committees of Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2010 (our “Proxy Statement”) is incorporated herein by reference. See also the section captioned “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K.

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

Item 14—Principal Accounting Fees and Services

Information included under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement is incorporated herein by reference.

PART IV

Item 15—Exhibits, Financial Statement Schedules

(a)	1. FINANCIAL STATEMENTS:

The following financial statements are filed as part of this annual report on Form 10-K:

•	Consolidated Balance Sheets at December 31, 2009 and 2008

•	Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (loss) for the years ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

•	Notes to consolidated financial statements

Selected quarterly financial data under the caption “Note 14 Selected Quarterly Financial Data (Unaudited)” are also filed as part of this annual report on Form 10-K.

2.	FINANCIAL STATEMENT SCHEDULE:

Schedule II—Valuation and Qualifying Accounts is filed as part of this annual report on Form 10-K.

3.	EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K AND PARAGRAPH (b) BELOW

REWARDS NETWORK INC.

LISTING OF EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	Amendment to Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 3.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 333-111390), filed on July 6, 2009.

3.3	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

Exhibit No.	Description
10.1	Stock Purchase and Sale Agreement, dated as of November 6, 1997, among Transmedia Network Inc., Samstock, L.L.C. and Transmedia Investors L.L.C. is incorporated herein by reference to Exhibit 10.1 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on November 17, 1997.

10.2	Amended and Restated Agreement Among Stockholders, dated as of March 3, 1998, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors L.L.C., Melvin Chasen and Iris Chasen and Halmostock Limited Partnership is incorporated herein by reference to Exhibit 10.5 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 17, 1998.

10.3	Stockholders Agreement, dated as of March 3, 1998, among Transmedia Network Inc., EGI—Transmedia Investors, L.L.C., Samstock, L.L.C., and Halmostock Limited Partnership is incorporated herein by reference to Exhibit 10.6 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 17, 1998.

10.4	Transmedia Network Inc. 1987 Stock Option and Rights Plan is incorporated herein by reference to Exhibit 10.2 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 000-4028), filed on December 29, 1994.

10.5	Form of Stock Option Agreement (as modified) between iDine Rewards Network Inc. and certain directors is incorporated herein by reference to Exhibit 10.3 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001- 13806), filed on December 29, 1995.

10.6	iDine Rewards Network Inc. 1996 Long-Term Incentive Plan, including amendments through June 1, 2002, is incorporated herein by reference to Exhibit 10.13 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed March 12, 2004.

10.7	Rewards Network Inc. 2004 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.

10.8	Amendment No. 1 to the Rewards Network Inc. 2004 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.

10.9	Rewards Network Inc. 2006 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 26, 2006.

10.10	Amendment No. 1 to the Rewards Network Inc. 2006 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.10 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed March 12, 2009.

10.11	Rewards Network Inc. 2009 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on April 3, 2009

10.12	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 5, 2007.

10.13	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 21, 2008.

Exhibit No.	Description
10.14	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on April 3, 2009.

10.15	Rewards Network Inc. 2006 Non-Employee Director Awards Program is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 26, 2006.

10.16	Amendment No. 1 to the Rewards Network Inc. 2006 Non-Employee Director Awards Program is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 12, 2008.

10.17	Amendment No. 2 to the Rewards Network Inc. 2006 Non-Employee Director Awards Program is incorporated herein by reference to Exhibit 10.18 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed March 12, 2009.

10.18	Lease by and between Equity Office Properties Management, as agent for Two North Riverside Plaza Joint Venture Limited Partnership, and iDine Rewards Network Inc., dated May 5, 2003 is incorporated herein by reference to Exhibit 10.16 to iDine Rewards Network Inc.’s Annual Report on Form 10-K/A (File No. 001-13806), filed on October 7, 2003.

10.19	First Amendment, dated May 8, 2006, between Rewards Network Inc. and Equity Office Properties Management Corp., as agent for Two North Riverside Plaza Joint Venture Limited Partnership, an Illinois limited partnership, sole beneficiary of LaSalle National Trust, N.A., successor trustee under Trust Agreement dated June 26, 1969 and known as Trust No. 39712 is incorporated herein by reference to Exhibit 10.6 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on May 9, 2006.

10.20	Second Amendment, dated August 24, 2006, between Rewards Network Inc. and Equity Office Properties Management Corp., as agent for Two North Riverside Plaza Joint Venture Limited Partnership, an Illinois limited partnership, sole beneficiary of LaSalle National Trust, N.A., successor trustee under Trust Agreement dated June 26, 1969 and known as Trust No. 39712 is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on August 25, 2005.

10.21	Employment Agreement, dated September 13, 2005, between Rewards Network Inc. and Ronald L. Blake is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on September 14, 2005.

10.22	Amendment No. 1 to Employment Agreement, dated December 31, 2008, between Rewards Network Inc. and Ronald L. Blake is incorporated herein by reference to Exhibit 10.23 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed March 12, 2009.

10.23	Offer Letter, dated September August 10, 2000, between Transmedia Network Services Inc. and Megan E. Flynn is incorporated herein by reference to Exhibit 10.22 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.24	Severance, Proprietary Interest Protection and Non-Solicitation Agreement, dated as of March 18, 2005, between Rewards Network Services Inc. and Megan E. Flynn is incorporated herein by reference to Exhibit 10.23 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.25	Amendment No. 1 to Severance, Proprietary Interest Protection and Non-Solicitation Agreement, dated as of December 15, 2008, between Rewards Network Services Inc. and Megan E. Flynn is incorporated herein by reference to Exhibit 10.26 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed March 12, 2009.

Exhibit No.	Description
10.26	Offer Letter, dated April 14, 2005, between Rewards Network Services Inc. and Christopher J. Locke. is incorporated herein by reference to Exhibit 10.24 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.27	Letter Agreement, dated as of November 7, 2007, between Rewards Network Inc. and Christopher J. Locke is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 8, 2007.

10.28	Amendment to Severance Letter Agreement, dated as of December 10, 2008, between Rewards Network Inc. and Christopher J. Locke is incorporated herein by reference to Exhibit 10.29 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed March 12, 2009.

10.29	Offer Letter, dated August 3, 2006, between Rewards Network Inc. and Roya Behnia is incorporated herein by reference to Exhibit 10.6 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 8, 2006.

10.30	Amendment to Offer Letter, dated December 10, 2008, between Rewards Network Inc. and Roya Behnia is incorporated herein by reference to Exhibit 10.34 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed March 12, 2009.

10.31	Form of Directors’ and Officers’ Indemnity Agreement, dated as of May , 2002, between iDine Rewards Network Inc. and the indemnitee stated therein is incorporated herein by reference to Exhibit 99 to iDine Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-89406), filed on May 30, 2002.

10.32	Rewards Network Inc. Severance Plan. is incorporated herein by reference to Exhibit 10.34 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.33	Loan and Security Agreement, dated as of November 6, 2007, between Rewards Network Inc. and each of its domestic subsidiaries signatory thereto and RBS Business Capital is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 8, 2007.

10.34	First Amendment to Loan and Security Agreement, dated as of August 11, 2008, between Rewards Network Inc. and each of its domestic subsidiaries signatory thereto and RBS Business Capital is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 11, 2008.

10.35	Second Amendment to Loan and Security Agreement, dated as of June 1, 2009, between Rewards Network Inc. and each of its domestic subsidiaries signatory thereto and RBS Business Capital is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on June 4, 2009.

10.36	Third Amendment to Loan and Security Agreement, dated as of October 5, 2009, between Rewards Network Inc. and each of its domestic subsidiaries signatory thereto and RBS Business Capital is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on October 5, 2009.

10.37	Services Agreement, dated March 24, 2004, between First Data Merchant Services Corporation and Rewards Network Inc. is incorporated herein by reference to Exhibit 10.27 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 14, 2005.

10.38	Processor Agreement, dated as of August 23, 2004, between Rewards Network Inc. and Golden Receiver Systems is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 11, 2008. Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

Exhibit No.	Description
10.39	First Amendment to Processor Agreement, dated as of March 1, 2005, between Rewards Network Inc. and Golden Receiver Systems, L.L.C. is incorporated herein by reference to Exhibit 10.4 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 11, 2008. Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

10.40	Agreement, dated as of September 19, 2005, by and between Rewards Network Services Inc. and American Express Travel Related Services Company, Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on September 23, 2005.

10.41	Amendment to Agreement, dated as of March 13, 2006, by and between Rewards Network Services Inc. and American Express Travel Related Services Company, Inc. is incorporated herein by reference to Exhibit 10.39 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.42	Amended and Restated United Mileage Plus® Participation Agreement, dated as of January 1, 2009, between Rewards Network Establishment Services Inc. and UAL Loyalty Services, LLC is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 22, 2009. Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

10.43*	Amended and Restated Relationship Agreement, dated as of January 1, 2010, between Rewards Network Establishment Services Inc. and Upromise, Inc. Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

10.44*	Amendment No. 1 to Amended and Restated Relationship Agreement, dated as of January 1, 2010, between Rewards Network Establishment Services Inc. and Upromise, Inc.

21.1*	List of Subsidiaries

23.1*	Consent of KPMG LLP

24.1*	Power of Attorney (contained in the signature page to this annual report on Form 10-K)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2010.

REWARDS NETWORK INC.

By:	/s/ RONALD L. BLAKE
Name:	Ronald L. Blake
Title:	President and Chief Executive Officer

Power Of Attorney

Each person whose signature appears below, being a director of Rewards Network Inc., a Delaware corporation (the “Company”), hereby constitutes and appoints Ronald L. Blake , Christopher J. Locke, and Roya Behnia and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign one or more Annual Reports for the fiscal year ended December 31, 2009 on Form 10-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or such other form as any such attorney-in-fact may deem necessary or desirable, any amendments thereto, and all additional amendments thereto, each in such form as they or either of them may approve, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Exchange Act and the applicable rules and regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below, and on the 16th day of March, 2010.

Signature	Title

/s/ DONALD J. LIEBENTRITT Donald J. Liebentritt	Chairman of the Board

/s/ RONALD L. BLAKE Ronald L. Blake	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ CHRISTOPHER J. LOCKE Christopher J. Locke	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Signature	Capacity In Which Signed

/s/ RAYMOND A. GROSS Raymond A. Gross	Director

/s/ F. PHILLIP HANDY F. Philip Handy	Director

/s/ MARC C. PARTICELLI Marc C. Particelli	Director

/s/ MICHAEL J. SOENEN Michael J. Soenen	Director

/s/ MARK R. SOTIR Mark R. Sotir	Director

REWARDS NETWORK INC.

LISTING OF EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	Amendment to Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 3.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 333-111390), filed on July 6, 2009.

3.3	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.1	Stock Purchase and Sale Agreement, dated as of November 6, 1997, among Transmedia Network Inc., Samstock, L.L.C. and Transmedia Investors L.L.C. is incorporated herein by reference to Exhibit 10.1 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on November 17, 1997.

10.2	Amended and Restated Agreement Among Stockholders, dated as of March 3, 1998, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors L.L.C., Melvin Chasen and Iris Chasen and Halmostock Limited Partnership is incorporated herein by reference to Exhibit 10.5 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 17, 1998.

10.3	Stockholders Agreement, dated as of March 3, 1998, among Transmedia Network Inc., EGI—Transmedia Investors, L.L.C., Samstock, L.L.C., and Halmostock Limited Partnership is incorporated herein by reference to Exhibit 10.6 to Transmedia Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 17, 1998.

10.4	Transmedia Network Inc. 1987 Stock Option and Rights Plan is incorporated herein by reference to Exhibit 10.2 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 000-4028), filed on December 29, 1994.

10.5	Form of Stock Option Agreement (as modified) between iDine Rewards Network Inc. and certain directors is incorporated herein by reference to Exhibit 10.3 to Transmedia Network Inc.’s Annual Report on Form 10-K (File No. 001- 13806), filed on December 29, 1995.

Exhibit No.	Description
10.6	iDine Rewards Network Inc. 1996 Long-Term Incentive Plan, including amendments through June 1, 2002, is incorporated herein by reference to Exhibit 10.13 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed March 12, 2004.

10.7	Rewards Network Inc. 2004 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.

10.8	Amendment No. 1 to the Rewards Network Inc. 2004 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 5, 2004.

10.9	Rewards Network Inc. 2006 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 26, 2006.

10.10	Amendment No. 1 to the Rewards Network Inc. 2006 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.10 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed March 12, 2009.

10.11	Rewards Network Inc. 2009 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on April 3, 2009

10.12	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on March 5, 2007.

10.13	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 21, 2008.

10.14	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on April 3, 2009.

10.15	Rewards Network Inc. 2006 Non-Employee Director Awards Program is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 26, 2006.

10.16	Amendment No. 1 to the Rewards Network Inc. 2006 Non-Employee Director Awards Program is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on February 12, 2008.

10.17	Amendment No. 2 to the Rewards Network Inc. 2006 Non-Employee Director Awards Program is incorporated herein by reference to Exhibit 10.18 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed March 12, 2009.

10.18	Lease by and between Equity Office Properties Management, as agent for Two North Riverside Plaza Joint Venture Limited Partnership, and iDine Rewards Network Inc., dated May 5, 2003 is incorporated herein by reference to Exhibit 10.16 to iDine Rewards Network Inc.’s Annual Report on Form 10-K/A (File No. 001-13806), filed on October 7, 2003.

10.19	First Amendment, dated May 8, 2006, between Rewards Network Inc. and Equity Office Properties Management Corp., as agent for Two North Riverside Plaza Joint Venture Limited Partnership, an Illinois limited partnership, sole beneficiary of LaSalle National Trust, N.A., successor trustee under Trust Agreement dated June 26, 1969 and known as Trust No. 39712 is incorporated herein by reference to Exhibit 10.6 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on May 9, 2006.

Exhibit No.	Description
10.20	Second Amendment, dated August 24, 2006, between Rewards Network Inc. and Equity Office Properties Management Corp., as agent for Two North Riverside Plaza Joint Venture Limited Partnership, an Illinois limited partnership, sole beneficiary of LaSalle National Trust, N.A., successor trustee under Trust Agreement dated June 26, 1969 and known as Trust No. 39712 is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on August 25, 2005.

10.21	Employment Agreement, dated September 13, 2005, between Rewards Network Inc. and Ronald L. Blake is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on September 14, 2005.

10.22	Amendment No. 1 to Employment Agreement, dated December 31, 2008, between Rewards Network Inc. and Ronald L. Blake is incorporated herein by reference to Exhibit 10.23 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed March 12, 2009.

10.23	Offer Letter, dated September August 10, 2000, between Transmedia Network Services Inc. and Megan E. Flynn is incorporated herein by reference to Exhibit 10.22 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.24	Severance, Proprietary Interest Protection and Non-Solicitation Agreement, dated as of March 18, 2005, between Rewards Network Services Inc. and Megan E. Flynn is incorporated herein by reference to Exhibit 10.23 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.25	Amendment No. 1 to Severance, Proprietary Interest Protection and Non-Solicitation Agreement, dated as of December 15, 2008, between Rewards Network Services Inc. and Megan E. Flynn is incorporated herein by reference to Exhibit 10.26 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed March 12, 2009.

10.26	Offer Letter, dated April 14, 2005, between Rewards Network Services Inc. and Christopher J. Locke. is incorporated herein by reference to Exhibit 10.24 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.27	Letter Agreement, dated as of November 7, 2007, between Rewards Network Inc. and Christopher J. Locke is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 8, 2007.

10.28	Amendment to Severance Letter Agreement, dated as of December 10, 2008, between Rewards Network Inc. and Christopher J. Locke is incorporated herein by reference to Exhibit 10.29 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed March 12, 2009.

10.29	Offer Letter, dated August 3, 2006, between Rewards Network Inc. and Roya Behnia is incorporated herein by reference to Exhibit 10.6 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 8, 2006.

10.30	Amendment to Offer Letter, dated December 10, 2008, between Rewards Network Inc. and Roya Behnia is incorporated herein by reference to Exhibit 10.34 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed March 12, 2009.

10.31	Form of Directors’ and Officers’ Indemnity Agreement, dated as of May , 2002, between iDine Rewards Network Inc. and the indemnitee stated therein is incorporated herein by reference to Exhibit 99 to iDine Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-89406), filed on May 30, 2002.

10.32	Rewards Network Inc. Severance Plan. is incorporated herein by reference to Exhibit 10.34 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

Exhibit No.	Description
10.33	Loan and Security Agreement, dated as of November 6, 2007, between Rewards Network Inc. and each of its domestic subsidiaries signatory thereto and RBS Business Capital is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on November 8, 2007.

10.34	First Amendment to Loan and Security Agreement, dated as of August 11, 2008, between Rewards Network Inc. and each of its domestic subsidiaries signatory thereto and RBS Business Capital is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 11, 2008.

10.35	Second Amendment to Loan and Security Agreement, dated as of June 1, 2009, between Rewards Network Inc. and each of its domestic subsidiaries signatory thereto and RBS Business Capital is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on June 4, 2009.

10.36	Third Amendment to Loan and Security Agreement, dated as of October 5, 2009, between Rewards Network Inc. and each of its domestic subsidiaries signatory thereto and RBS Business Capital is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on October 5, 2009.

10.37	Services Agreement, dated March 24, 2004, between First Data Merchant Services Corporation and Rewards Network Inc. is incorporated herein by reference to Exhibit 10.27 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 14, 2005.

10.38	Processor Agreement, dated as of August 23, 2004, between Rewards Network Inc. and Golden Receiver Systems is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 11, 2008. Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

10.39	First Amendment to Processor Agreement, dated as of March 1, 2005, between Rewards Network Inc. and Golden Receiver Systems, L.L.C. is incorporated herein by reference to Exhibit 10.4 to Rewards Network Inc.’s Quarterly Report on Form 10-Q (File No. 001-13806), filed on August 11, 2008. Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

10.40	Agreement, dated as of September 19, 2005, by and between Rewards Network Services Inc. and American Express Travel Related Services Company, Inc. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on September 23, 2005.

10.41	Amendment to Agreement, dated as of March 13, 2006, by and between Rewards Network Services Inc. and American Express Travel Related Services Company, Inc. is incorporated herein by reference to Exhibit 10.39 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 15, 2006.

10.42	Amended and Restated United Mileage Plus® Participation Agreement, dated as of January 1, 2009, between Rewards Network Establishment Services Inc. and UAL Loyalty Services, LLC is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on May 22, 2009. Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

10.43*	Amended and Restated Relationship Agreement, dated as of January 1, 2010, between Rewards Network Establishment Services Inc. and Upromise, Inc. Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

Exhibit No.	Description
10.44*	Amendment No. 1 to Amended and Restated Relationship Agreement, dated as of January 1, 2010, between Rewards Network Establishment Services Inc. and Upromise, Inc.

21.1*	List of Subsidiaries

23.1*	Consent of KPMG LLP

24.1*	Power of Attorney (contained in the signature page to this annual report on Form 10-K)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

* Filed herewith