Form 10-Q
period 2010-03-31
REWARDS NETWORK INC
filed 2010-05-06
CIK 78536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

As of May 4, 2010, there were 8,815,819 shares of the registrant’s common stock, par value $0.02 per share, outstanding.

INDEX

REWARDS NETWORK INC. AND SUBSIDIARIES

REWARDS NETWORK INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,569	$12,665
Accounts receivable, net of allowance for doubtful accounts of $1,603 and $1,773, respectively	4,213	5,011
Dining credits, net of allowance for unredeemable dining credits of $10,265 and $11,448, respectively	56,119	57,299
Deferred income taxes	4,579	5,152
Prepaid expenses	1,751	1,573
Income taxes receivable	4,503	3,913

Total current assets	85,734	85,613
Property and equipment, net of accumulated depreciation and amortization of $25,773 and $24,440, respectively	7,973	8,231
Other assets	381	282
Goodwill	8,117	8,117
Deferred income taxes	334	597

Total assets	$102,539	$102,840

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable—dining credits	$4,059	$4,598
Accounts payable—member benefits	4,468	6,171
Accounts payable—trade	1,971	1,079
Accrued compensation	2,378	3,470
Other current liabilities	2,644	2,139
Deferred membership fee income	413	432

Total liabilities	15,933	17,889

Stockholders’ equity:
Common stock, par value $0.02 per share; authorized 25,000 shares; issued 9,149 shares; outstanding 8,816 and 8,673 shares, respectively	183	183
Additional paid-in capital	67,876	69,280
Accumulated other comprehensive income:
Foreign currency translation, net of income taxes	581	440
Retained earnings	21,073	19,546
Treasury stock, at cost (333 and 476 shares, respectively)	(3,107)	(4,498)

Total stockholders’ equity	86,606	84,951

Total liabilities and stockholders’ equity	$102,539	$102,840

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating revenues:
Revenues (gross amounts billed of $50,027 and $53,990, respectively)	$26,160	$25,512
Membership fees	263	265

Total revenues	26,423	25,777

Direct expenses:
Member benefits	6,760	5,854
Provision for losses	787	3,427
Processing fees	265	217

Total direct expenses	7,812	9,498

Gross profit	18,611	16,279

Operating expenses:
Salaries and benefits	5,069	4,717
Sales commissions and expenses	5,652	5,112
Professional fees	587	598
Member and restaurant marketing	688	676
Depreciation and amortization	1,303	1,503
General and administrative	2,741	2,771

Total operating expenses	16,040	15,377

Operating income	2,571	902

Other income (expense):
Interest and other income	1	5
Interest expense and financing costs	(32)	(40)

Income before income tax provision	2,540	867

Income tax provision	1,013	980

Net income (loss)	1,527	(113)

Earnings (loss) per share of common stock:
Basic	$0.17	$(0.01)

Diluted	$0.17	$(0.01)

Weighted average number of common and common equivalent shares outstanding:
Basic	8,779	9,139

Diluted	8,928	9,139

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	(Unaudited)
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,527	$(113)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,303	1,503
Provision for losses	787	3,427
Stock-based compensation	601	173
Deferred income taxes	837	1,874

Changes in assets and liabilities:
Accounts receivable	640	609
Dining credits including accounts payable—dining credits	53	9,603
Prepaid expenses	(178)	205
Income taxes receivable	(592)	(1,383)
Other assets	(97)	78
Accounts payable—member benefits	(1,706)	(2,576)
Accounts payable—trade	(257)	(469)
Accrued compensation	(1,093)	(1,849)
Other liabilities	457	(237)
Deferred membership fee income	—	(41)
Litigation and related accruals	(18)	(3,114)

Net cash provided by operating activities	2,264	7,690

Cash flows from investing activities:

Additions to property and equipment	(1,046)	(476)

Net cash used in investing activities	(1,046)	(476)

Cash flows from financing activities:

Tax benefit from the issuance of stock awards and exercise of stock options	580	—

Net cash provided by financing activities	580	—

Effect of exchange rate on cash and cash equivalents	106	(9)

Net increase in cash and cash equivalents	1,904	7,205

Cash and cash equivalents:
Beginning of the period	12,665	9,008

End of the period	$14,569	$16,213

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—

Income taxes	$151	$467

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except per share data)

Note 1 - Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these interim financial statements in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments that are of a normal recurring nature necessary to fairly present the unaudited condensed consolidated financial position of Rewards Network Inc. and its subsidiaries (collectively, the “Company”) at March 31, 2010, the unaudited condensed consolidated statements of operations of the Company for the three months ended March 31, 2010 and 2009 and the unaudited condensed consolidated statements of cash flows of the Company for the three months ended March 31, 2010 and 2009 have been made. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 16, 2010. The condensed consolidated balance sheet as of December 31, 2009 is derived from the Company’s audited consolidated financial statements.

The Company operates the leading dining rewards programs in North America by marketing participating restaurants to members of these programs and by providing incentives to members to dine at these restaurants. In addition to operating the dining rewards program of leading airline frequent flyer programs, hotel frequent-stay programs, retailer shopping programs, college savings programs, and other affinity organizations, the Company offers its own dining rewards program, iDine®, at www.idine.com.

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

Restaurants that participate in the Marketing Credits Program receive the marketing, reporting, customer feedback and incentive programs as described above and also agree to allow the Company to purchase a portion of member dining in advance and at a discount. In return for purchasing a bulk amount of dining in advance and agreeing to market the restaurant, provide rewards to members and provide other related services, the Company is able to purchase member dining for substantially less than normal menu prices. The Company earns revenues only if members dine at participating restaurants in the program. If members do not dine at participating restaurants, the Company cannot redeem the dining credits and otherwise has no recourse to the restaurant. Bars and clubs also participate in the Company’s programs, and for purposes of describing its business, are included when the terms “restaurants” or “clients” are used.

The Company recognizes revenue only if a member dines at a participating restaurant when rewards are available to the member and pays using a credit or debit card (also referred to as a payment card) that the member has registered with the Company. In the Marketing Services Program, the Company’s revenue is equal to a percentage of the member’s total dining transaction. In the Marketing Credits Program, because the Company earns revenues for its services and the future dining it has purchased only if members dine at participating restaurants, the marketing efforts in connection with the Marketing Credits Program are critical in driving members into participating restaurants in order to realize the benefits of the future dining that the Company purchases. In the Marketing Credits Program, the Company’s revenue is equal to the percentage of the member’s total dining transaction less the amount attributable to the redemption of dining credits. Revenues are applied to provide rewards to members; cover the Company’s selling, marketing, general and administrative expenses; and generate operating income that provides a return for the Company’s stockholders.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Shares of our common stock are traded on the NASDAQ under the symbol DINE.

Note 2 - Certain Relationships and Related Party Transactions (square footage not in thousands)

On May 5, 2003, the Company entered into an office lease agreement, which was amended on May 8, 2006 and August 24, 2006, with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, a limited partnership comprised in part of certain trusts. Samstock, L.L.C., the Company’s largest stockholder, is indirectly owned by these trusts. The trustee of these trusts is Chai Trust Company, L.L.C., and Donald J. Liebentritt, the Chairman of the Company’s Board of Directors, is President of Chai Trust Company, L.L.C. The lease, as amended, provides for 28,721 square feet of office space at Two North Riverside Plaza, Chicago, Illinois and has a term from September 1, 2003 through August 31, 2011. The Company paid rent of $141 and $137 for the three months ended March 31, 2010 and 2009, respectively, under this agreement.

The Company has entered into two storage space lease agreements with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, one dated November 2, 2005 and one dated October 27, 2006. The leases provide for an aggregate of 1,171 square feet of storage space at Two North Riverside Plaza, Chicago, Illinois. The term of both leases is month-to-month. The Company paid rent of $4 for the three months ended March 31, 2010 and 2009.

The future minimum rent obligations for the above leases are as follows:

Remaining three quarters of 2010	$428
Year ending December 31, 2011	386
Thereafter	—

Total minimum lease payments	$814

3 – Basic and Diluted Net Income per Share

Basic and diluted net income per share was computed by dividing net income available to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding for each period presented. There were 56 weighted average shares of common stock equivalents relating to stock options and restricted stock awards that were excluded for the three months ended March 31, 2009 as their effect would have been anti-dilutive due to the net loss reported in the period. There were no shares excluded from the weighted average number of common stock equivalents for the three months ended March 31, 2010.

For periods with potentially dilutive securities, incremental shares and adjustments to net income (loss) are determined using the treasury stock method as follows.

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$1,527	$(113)

Weighted average number of shares of common stock and common stock equivalents outstanding
Basic	8,779	9,139
Stock options and restricted stock	149	—

Diluted	8,928	9,139

Earnings per share
Basic	$0.17	$(0.01)

Diluted	$0.17	$(0.01)

Note 4 - Business and Credit Concentrations

As of March 31, 2010, the Company had contracts or relationships with seven major airlines that offer frequent flyer miles or credits as rewards, representing more than 50% of the Company’s revenues for the three months ended March 31, 2010 and 2009. Members of each of four of our partner programs, United Airlines, Upromise Inc., American Airlines Inc. and Delta Air Lines, represented 10% or more of the Company’s revenues for the three months ended March 31, 2010. Members of each of the Upromise Inc., United Airlines and American Airlines Inc. programs represented 10% or more of the Company’s revenues for the three months ended March 31, 2009. The following table illustrates the Company’s partner revenues concentration as a percentage of total revenues.

	Three Months Ended March 31,
	2010	2009
Airlines	59%	58%

All partners that each represent 10% or more of revenues	65%	60%

Note 5 - Minimum Partner and Vendor Obligations

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

Remaining three quarters of 2010	$13,396
2011	5,500
2012	360
2013	180
Thereafter	—

Total minimum partner and vendor obligations	$19,436

Note 6 - Comprehensive Income

The Company’s comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$1,527	$(113)
Other comprehensive income (loss):
Foreign currency translation adjustment	141	(36)

Total comprehensive income (loss)	$1,668	$(149)

Note 7 - Cash and Cash Equivalents

Cash and cash equivalents of $14,569 and $12,665 at March 31, 2010 and December 31, 2009, respectively, include overnight repurchase agreements and money market funds with an initial term of less than three months. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Note 8 - Stock Awards

The following table summarizes the Company’s nonvested restricted stock unit award activity for all plans for the three months ended March 31, 2010.

	Shares	Weighted Average Grant-Date Fair Price
Nonvested at December 31, 2009	451	$12.23

Granted	164	$13.60
Vested	(223)	$10.95
Forfeited	—	—
Cancelled	(102)	$15.26

Nonvested at March 31, 2010	290	$12.59

Restricted stock unit awards granted during 2009 and 2010 contain a combination of a performance condition linked to the Company’s performance and a service condition, or a performance and market condition linked to the performance of the Company’s stock price. The performance and service conditions vest over a one to three year service period subject to the achievement of the performance condition. The component containing the performance and market conditions may vest over a period of up to three years. The vesting related to the performance and market conditions were met at the end of the first year upon achievement of the market condition. The stock based compensation expense for the 2009 and 2010 grants are being recognized over a one to three year period. Restricted stock unit awards granted during 2008 generally vest and settle over a three year period based on a service condition. As of March 31, 2010, approximately $2,047 of total unrecognized compensation costs related to restricted stock unit awards are expected to be recognized over the weighted-average period of approximately 16 months. The Company recorded $549 of stock compensation expense during the three months ended March 31, 2010 and $204 of stock compensation expense during the three months ended March 31, 2009 relating to restricted stock units.

In addition, the Company established a pool of additional paid-in capital related to the tax effects of employee and director share-based compensation (“APIC Pool”) of $578 during the three months ended March 31, 2010, which is available to absorb any future recognized tax deficiencies. The Company calculated the APIC Pool by tracking each award grant on an individual-by-individual basis and grant-by-grant basis to determine if there is an excess tax benefit or tax deficiency for such award. The Company then compared the fair value expense to the tax deduction received for each grant and aggregated the benefits and deficiencies to establish and maintain the APIC Pool. The Company groups the excess tax benefits from both employee and director stock awards into a single APIC pool.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands, except per share data, restaurants in the program and average transaction amount)

You should read the following discussion together with our unaudited condensed consolidated financial statements and notes to those financial statements, which are included in this report. This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “intends,” “expects,” “could,” “should,” “plans,” “believes,” “estimates” or words or phrases of similar import generally identify forward-looking statements. You are cautioned that forward-looking statements are subject to risks, trends and uncertainties that could cause actual results, performance or achievements to differ materially from those expressed in any forward-looking statements. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to, the following: (i) the impact of the economy on dining activity, (ii) our inability to attract and retain clients, (iii) our susceptibility to restaurant credit risk and the risk that its allowance for unredeemable dining credits may prove inadequate, (iv) modifications to our dining credits purchasing policies that lead to an increase in the allowance for unredeemable dining credits, (v) network interruptions, processing interruptions or processing errors, (vi) susceptibility to a changing regulatory environment, (vii) our dependence upon its relationships with payment card issuers, transaction processors, presenters and aggregators, (viii) the failure of our security measures, (ix) our failure to maintain compliance certifications, (x) increased operating costs or loss of members due to privacy concerns of the Company’s program partners, payment card processors and the public, (xi) a security breach that results in a payment card issuer re-issuing a significant number of registered payment cards, (xii) changes to payment card association rules and practices, (xiii) our dependence on its relationships with airlines and other reward program partners for a significant number of members, (xiv) the concentration of a significant amount of our rewards currency in one industry group, the airline industry, (xv) our inability to attract and retain active members, (xvi) our ability to obtain sufficient cash to operate its business, (xvii) changes in our programs that affect the rate of rewards, (xviii) our inability to maintain an adequately-staffed sales force, (xix) our inability to maintain an appropriate balance between the number of members and the number of participating clients in each market, (xx) changes in the regulatory environment, (xxi) our minimum purchase obligations and performance requirements, (xxii) class action lawsuits, (xxiii) increasing competition, (xxiv) impairment to goodwill, (xxv) factors causing our operating results to fluctuate over time, and (xxvi) adverse weather conditions affecting dining activity. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time or otherwise, except as required by law. See the risk factors included as Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 for a more detailed discussion of the foregoing and other factors that could cause actual results to differ materially from those included in the forward-looking statements and that, among others, should be considered in evaluating our outlook.

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

We offer two programs to restaurants — our Marketing Services Program and Marketing Credits Program. In both the Marketing Services and Marketing Credits Programs, we market participating restaurants principally through websites, email and mobile smartphone applications, as well as various social media outlets. Our programs are designed to increase the frequency of dining and the amount spent by members at participating restaurants by providing incentives to dine at these restaurants, including airline miles, college savings rewards, reward program points, and cash back benefits. As members spend more at participating restaurants, the amount of incentives they receive for dining increases. We also offer reporting and customer feedback to participating restaurants and provide aggregate data regarding members’ activity and feedback through comments and ratings gathered from surveys. In addition to restaurants, bars and clubs also participate in our programs, and for purposes of describing our business, are included when the terms “restaurants” or “clients” are used.

Restaurants that participate in the Marketing Credits Program receive marketing, reporting, customer feedback and incentive programs as described above and also agree to allow us to purchase a portion of member dining in advance and at a discount. In return for purchasing a bulk amount of dining in advance and agreeing to market the restaurant, providing rewards to members and providing other related services to the restaurant, we are able to purchase member dining for substantially less than normal menu prices. We earn revenues only if members dine at participating restaurants in the program. In discussing our business, we use the term “dining credits” to refer to the portion of future member dining that we have purchased and we use dining credits to track member dining at our restaurants in the Marketing Credits Program. When purchasing dining credits from a restaurant, we retain the risk that we will be unsuccessful in marketing the restaurant to members and providing incentives for members to dine at the restaurant as well as the risk that members will not dine at the restaurant as frequently as we expect or indeed enough to use all of the dining credits that we purchased. There is no term to our agreement with the restaurant and if members do not dine at the restaurant, we have no recourse to the restaurant for recovery of the dining credits. In addition, a restaurant may repurchase from us at any time the dining credits at their original cost.

Throughout 2009 and the first quarter of 2010, we continued to be focused strategically on evolving into the leading provider of marketing services to the restaurant industry while managing the risks in our dining credits portfolio. We sought to improve our marketing services by opening our network to increase interaction among members, restaurants and partners. We believe that opening the network and focusing more aggressively on marketing services will provide us with more opportunities for growth and client retention in 2010 and beyond. As a result of these efforts, we have increased the number of marketing emails that we deliver. The number of post-dine surveys completed by members continues to increase. In the first half of 2009, we also introduced a system that allows restaurants to respond to member feedback from post-dine surveys. These improvements benefit participating restaurants in both the Marketing Services and Marketing Credits Programs.

The improvements in our marketing efforts have contributed to the growth in our Marketing Services Program. We also aggressively increased the focus of our sales force on the Marketing Services Program. Marketing Services Program revenues for the three months ended March 31, 2010 were 60.7% higher than in the same period in the prior year and Marketing Services Program restaurant count increased by 1,469, or 36.0%, as of March 31, 2010 as compared to March 31, 2009. Total revenues increased 2.5% for the three months ended March 31, 2010 compared to the same period in the prior year due to a $3,687 increase in revenues in the Marketing Services Program. The growth in the Marketing Services Program is attractive because it does not require us to put capital at risk.

Our Marketing Credits Program continues to be a significant part of our business. We implemented more conservative dining credits purchasing policies during mid-2008 in light of the significant economic challenges and the credit uncertainty facing both the restaurant industry and consumers. These more conservative policies were aimed at scrutinizing the quality and controlling the amount of dining credits we purchased from individual restaurants and the estimated months to consume the dining credits purchased, which we refer to as the usage period. These policies resulted in fewer restaurants participating in the Marketing Credits Program and a smaller dining credits balance through mid-2009. During the three months ended March 31, 2010, our net dining credits usage period increased to 7.1 months at March 31, 2010 from 6.6 months at March 31, 2009. Marketing Credits Program restaurants decreased by 1,107, or 18.9%, as of March 31, 2010 from March 31, 2009. Our net dining credits portfolio decreased to $56,119 as of March 31, 2010 from $57,299 as of December 31, 2009 and $63,016 as of March 31, 2009. The composition of our dining credits portfolio has changed over time as dining credits that we purchased under previous purchasing policies are consumed and replaced by dining credits purchased under our more conservative policies. We believe that our dining credits portfolio substantially reflects our more conservative policies as evidenced by the reduction in the provision for losses expense. While we now had a smaller portfolio in the first quarter of 2010 as compared to 2009, we generated comparable gross profit as compared to the prior year.

We continually evaluate our dining credits purchase policies by monitoring the performance of our dining credits portfolio and observing current economic trends facing the restaurant industry. During the second quarter of 2009, we began to observe the amount of member spend at participating restaurants stabilize. Based on our observations regarding member spending at our restaurants and our analysis of the performance of individual restaurants in our dining credits portfolio, we modified our approach to purchasing dining credits in the first half of 2009 to increase the amount of dining credits we purchase from restaurants that meet certain criteria relating to risk, sales volume and length of time in our program. We generally expect to continue our current dining credit purchasing policies, although in response to economic trends, we may adjust our approach with our dining credits purchases in the future in order to manage the use of our dining credits portfolio. If we choose to purchase more dining credits from restaurants that we identify as acceptable risk, it could result in an increase in the size of our dining credits portfolio and use of cash. If we become more conservative it would likely result in a further decrease in the size of our dining credits portfolio and lower future revenues. Our allowance for unredeemable dining credits may also increase or decrease as a result of the performance of our portfolio and of our assessment of the economy.

Operating expenses during the first quarter of 2010 increased as compared to the same period in the prior year as we increased our investment in our sales force. We added 21 additional sales account executives in the fourth quarter of 2009 and invested in sales force productivity tools in an effort to increase restaurant count and revenues in both of our products. While we see the current environment as challenging, we also see an opportunity to continue to add more restaurants to our programs. We increased the total number of restaurants in our program to 10,288 at March 31, 2010, as compared to 10,240 at December 31, 2009 and 9,926 at March 31, 2009. We believe that the increase in restaurants is an indicator of our improved marketing and improved sales force productivity, driven in part by the maturity of our sales force as well as the contributions from the new sales account executives hired in the fourth quarter of 2009.

We have focused on these strategic priorities because we believe these priorities will contribute to growth and improve our cash flow generation and stockholder value. The implementation of the strategy to date has resulted in positive operating cash flow, improved return on assets, improved profitability and an increase in total revenues. We currently do not have any borrowings outstanding under our credit facility and continue to operate on a debt-free basis.

During the fourth quarter of 2009, we revised our revenue presentation in the statement of operations from reporting gross revenues to presenting revenues net of the redemption of dining credits, as described further in Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the allowance for unredeemable dining credits and doubtful accounts, the valuation allowance, if any, for net deferred tax assets, goodwill and revenue recognition. Our estimates are based on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Unredeemable Dining Credits and Doubtful Accounts

We provide allowances for unredeemable dining credits and doubtful accounts receivables based on our estimate of losses that would result from the inability of participating restaurants to remain in business, their unwillingness to honor their obligations relating to dining credits and accounts receivables or our inability to generate sufficient member traffic to utilize the dining credits. We take on risk when purchasing dining credits from a restaurant, in part, because we retain the risk that we will be unsuccessful in marketing the restaurant to members and providing adequate incentives for members to dine at the restaurant and that members will not dine at the restaurant as frequently as we expect or indeed enough to use all of the dining credits that we purchased. There is no term to our agreement with the restaurant and if members do not dine at the restaurant, we have no recourse to the restaurant for recovery of the dining credits. In addition, a restaurant may repurchase from us at any time the dining credits at their original cost. If the financial condition of our restaurant base were to deteriorate beyond our expectations, resulting in participating restaurants’ inability to provide food, beverage, goods and services to members thereby reducing the redemption of dining credits, if restaurants are unwilling or otherwise unable to honor their obligations relating to dining credits or accounts receivable in greater numbers than we expect or if we are unable to successfully market our restaurant base to our members, additional allowance for unredeemable dining credits and doubtful accounts receivable may be required.

We apply a reserve rate to dining credits based upon certain characteristics, such as whether the account has been referred for legal collection, the date of the last payment received, whether our attempt to debit the restaurant’s bank account for payments due to us has been rejected, the restaurant’s commercial credit score, and the expected usage period of the dining credits. The reserve rate for each account is based upon historical charge-off rates of accounts with similar characteristics. We also provide for specifically identified accounts and for dining credit balances that are large or slow moving. Losses are reduced by recoveries of dining credits previously written off. Account balances are written off against the allowance once we conclude that a restaurant is unwilling or unable to honor their obligation relating to dining credits or if we are unable to successfully market our restaurant base to our members. Subsequent to the account being written off, we may continue to pursue recovery efforts.

We will continue to review our reserve rates on a regular basis based upon historical write off rates and may adjust reserve rates based on changes in the nature of our business, risk considerations, economic conditions, actual write off rates or other factors. We also adjust our dining credits purchases based upon trends we see in the industry. As discussed above in this section under Overview, in reaction to the significant economic challenges and the credit uncertainty facing both the restaurant and consumers, we implemented more conservative dining credits purchasing policies during mid-2008 in an effort to reduce the amount of dining credits we purchase from individual restaurants and improve the use of capital in our dining credits portfolio. We have observed the amount of members spend at participating restaurants stabilize beginning in the second quarter of 2009. As a result, we modified our approach to purchasing dining credits in the first half of 2009 to increase the amount of dining credits we purchase from restaurants that meet criteria relating to risk, sales volume and time on the program. This approach continued through the first quarter of 2010. We will continue to monitor these trends and review our reserve rates.

Deferred Tax Assets Valuation Allowance

We record a valuation allowance to reduce our deferred tax assets when it is not likely to be recognized due to cumulative losses and the uncertainty as to future recoverability. We consider future taxable income and available tax planning strategies in assessing the need for the valuation allowance. In the event we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which such determination is made. As of March 31, 2010, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset.

Goodwill Impairment

On at least an annual basis, we evaluate whether events and changes in circumstances warrant the recognition of an impairment loss of unamortized goodwill. If it is determined that a triggering event has occurred, we evaluate goodwill for impairment between our annual testing dates. The conditions that could trigger an impairment assessment of unamortized goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our programs, a change in the competitive environment, a decline in the market value of our Company and other industry and economic factors. Recoverability of an asset is measured by comparison of its carrying amount to the expected future cash flows. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. We utilize a discounted cash flow analysis in our impairment testing. Significant management judgment is required in the determination of an appropriate discount rate and the forecasting of future operating results that are used in the preparation of projected cash flows, and, if different conditions prevail or judgments are made, a material write-down of goodwill could occur.

We comply with Accounting Standards Codification (“ASC”) 350-10, “Intangibles-Goodwill and Other,” the current standard for periodic assessment of the carrying value of intangible assets, including goodwill. We assess the impact of ASC 350-10 using a two-step approach to assess goodwill based on applicable reporting units and any intangible assets, including goodwill, recorded in connection with our previous acquisitions. We report under a single reporting segment and our goodwill analysis is measured under one reporting unit. The carrying value of our goodwill as of March 31, 2010 was $8,117.

Revenue Recognition

We recognize revenue from the Marketing Credits Program and Marketing Services Program when members patronize participating restaurants when rewards are available to them and pay using a payment card they have registered with us. Revenue is recognized only if the member’s transaction qualifies for a benefit in accordance with the rules of the member’s particular program. In the Marketing Services Program the amount of revenue recognized is that portion of the member’s total transaction amount that we are entitled to receive, in accordance with the terms of our agreement with the participating restaurant. In the Marketing Credits program, revenues equal the portion of the member’s total transaction amount that we are entitled to receive, in accordance with the terms of our agreement with the participating restaurant less the portion of the transaction amount that is attributable to the redemption of dining credits. For example, in a Marketing Credits Program transaction, if a member’s total qualified transaction amount is $100, as evidenced by the full amount of the payment card transaction, and our contract provides for us to receive 80% and we purchased the dining credits at a ratio of 2 to 1, the amount of our share of qualified transaction amount is $80, representing what we actually realize in cash and the total revenues is $40 (net of the redemption of dining credits). In the Marketing Services Program the same $100 transaction may yield $17 in revenue to be recognized, which is the amount we are entitled to receive in accordance with the terms of our agreement with the participating restaurant.

RESULTS OF OPERATIONS – COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

The following table illustrates the relationship between revenue and expense categories for the three months ended March 31, 2010 and 2009. These percentages have been rounded to the nearest tenth.

	Percentage of Revenues for the Three Months Ended March 31,
	2010	2009
Total revenues	100.0	100.0
Member benefits	25.6	22.7
Provision for losses	3.0	13.3
Processing fees	1.0	0.8

Gross profit	70.4	63.2

Salaries and benefits	19.2	18.3
Sales commission and expenses	21.4	19.8
Professional fees	2.2	2.3
Member and restaurant marketing expenses	2.6	2.6
Depreciation and amortization	4.9	5.8
General and administrative expenses	10.4	10.7

Total operating expenses	60.7	59.7

Operating income	9.7	3.5

Other expense, net	(0.1)	(0.1)

Income before income tax provision	9.6	3.4

Income tax provision	3.8	3.8

Net income (loss)	5.8	(0.4)

Operating Revenues

The following table sets forth for the periods presented total revenues, direct expenses and certain other information for each of our two programs. We use the term “dining credits” to refer to the portion of future member dining that we purchase. Our Marketing Credits Program contracts include a separate fee for marketing, reporting on member activity, member feedback and dining rewards. We include all components of the Marketing Credits Program, including the payment for marketing, reporting on member activity, member feedback and dining rewards programs, in Marketing Credits Program revenues and gross profit because we do not purchase, and a restaurant cannot sell the dining credits without marketing services. We analyze our business in this manner and because we earn revenues for our services and the future dining that we have purchased only if members dine at participating restaurants, our marketing efforts with the Marketing Credits Program are critical in driving members into participating restaurants. We use the term “restaurant” or “client” in this discussion to refer to restaurants, bars and clubs.

	For The Three Months Ended March 31,
	2010				2009
	Marketing Credits Program	Marketing Services Program	Membership Fees	Total	Marketing Credits Program	Marketing Services Program	Membership Fees	Total
Restaurant count as of March 31, 2010 and 2009, respectively	4,737	5,551		10,288	5,844	4,082		9,926
Number of qualified transactions(1)	1,254	1,447		2,701	1,498	863		2,361
Average transaction amount(1)	$45.22	$46.77		$46.05	$42.52	$45.41		$43.58

Qualified transaction amount(1)	$56,703	$67,672		$124,375	$63,701	$39,190		$102,891
Rewards Network percentage share of qualified transaction amount(1) (2)	71.0%	14.4%		40.2%	75.2%	15.5%		52.5%
Rewards Network share of qualified transaction amount and membership fees(1)	$40,269	$9,758	$263	$50,290	$47,919	$6,071	$265	$54,255
Redemption of dining credits(1)	$23,867	$—	$—	$23,867	$28,478	$—	$—	$28,478

Total Revenues	$16,402	$9,758	$263	$26,423	$19,441	$6,071	$265	$25,777

Revenue as a percentage of qualified transaction amount(1) (2)	28.9%	14.4%		21.0%	30.5%	15.5%		24.8%

Member benefits	$2,334	$2,561	$—	$4,895	$2,748	$1,529	$—	$4,277
Bonus rewards	356	423		779	307	182		489
Partner commissions	529	557		1,086	679	409		1,088

Total member benefits	$3,219	$3,541	$—	$6,760	$3,734	$2,120	$—	$5,854

Provision for losses	$787	$—	$—	$787	$3,427	$—	$—	$3,427
Processing fees	$109	$156	$—	$265	$137	$80	$—	$217

Gross Profit	$12,287	$6,061	$263	$18,611	$12,143	$3,871	$265	$16,279

(1)	Supplemental operating and statistical data. See the following paragraph for a complete description.
(2)	Total percentages exclude membership fees.

In analyzing revenues, we consider our share of qualified transaction amount, which represents the amount we retain from each transaction. In reviewing our share of qualified transaction amount, we focus on the following key metrics: restaurant count, qualified transaction amount, our percentage share of qualified transaction amount and revenue as a percentage of qualified transaction amount. Restaurant count is the number of restaurants active in our program at the end of each period. Qualified transaction amount represents the gross total dollar value of all member dining transactions that qualify for a benefit. Our percentage share of qualified transaction amount represents the percentage of the qualified transaction amount that we retain. The related statistical measures (number of qualified transactions, average transaction amount, our percentage share of qualified transaction amount and revenue as a percentage of qualified transaction amount) are components of the qualified transaction amount. These supplemental financial measures provide useful information because they are important factors that affect our revenues. We use these supplemental financial measures in analyzing operating results and managing the business.

Ending restaurant count as of March 31, 2010 was 10,288 compared to 9,926 as of March 31, 2009, an increase of 3.6%. The increase in total restaurant count was driven by a 36.0% increase in Marketing Services Program restaurants to 5,551 restaurants, partially offset by a 18.9% decrease in Marketing Credits Program restaurants to 4,737 restaurants.

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

The decrease in Marketing Credits Program restaurants is due to our continued application of more conservative dining credits purchasing policies and credit standards. As a result, the composition of the dining credits portfolio has shifted both towards restaurant segments that have been impacted less by the current economic environment and towards restaurants that not only meet our risk standards but also that perform well on our program. In addition, more conservative dining credits purchase policies implemented during 2008 and 2009 resulted in the purchase of fewer dining credits from fewer restaurants, which caused some restaurants to complete the program more quickly than in the past. We intend to grow the number of Marketing Credits Program restaurants, but growth will be dependent on recruiting new restaurants which meet our risk standards and retaining restaurants who perform well in our program.

We continually evaluate our dining credits purchase policies by monitoring the performance of our dining credits portfolio and observing current economic trends facing the restaurant industry. Beginning in the fourth quarter of 2007 and through the beginning of second quarter of 2009, we shortened the usage period of new dining credits by purchasing fewer dining credits from certain restaurants as a result of our assessment of the overall economic trends facing the restaurant industry and a decline in consumer spending. Reducing the dining credits usage period for a transaction reduces our risk exposure with respect to that transaction, but also decreases the total revenue that we may realize from that transaction and may shorten the period of time the restaurant participates in our program if we are unable to renew the restaurant’s participation in our programs. Based on our analysis of the performance of individual restaurants in our dining credits portfolio, we adjusted our dining credits purchasing policies in the second quarter of 2009 and through the first quarter of 2010 to purchase more dining credits from certain restaurants who met certain criteria relating to risk, sales volume and length of time in our program and as a result our net dining credits usage period increased to 7.1 months as of March 31, 2010 from 6.6 as of March 31, 2009. Our net dining credits balance as of March 31, 2010 decreased to $56,119 from $57,299 as of December 31, 2009 and $63,016 at March 31, 2009. Effective use of capital in the dining credits portfolio has resulted in a smaller portfolio with fewer, but lower risk restaurants as evidenced by the significant reduction in the provision for losses expense. The net dining credits portfolio balance has remained consistent since the second quarter of 2009.

Qualified transaction amounts at our participating restaurants increased $21,484, or 20.9%, to $124,375 for the three months ended March 31, 2010 compared to the same period in the prior year as a result of the increase in restaurant count, an increase in the number of qualified transactions and an increase in average transaction amount. The number of qualified transactions increased 340 or 14.4% for the three months ended March 31, 2010 compared to the same period in the prior year. Average transaction amount increased by $2.47, or 5.7%, to $46.05 for the three months ended March 31, 2010 from $43.58 in the prior year. We believe that the improvement in qualified transactions and average transaction amount is to the result of an improved consumer spending environment and an increase in restaurant count as compared to the prior year.

Rewards Network percentage share of qualified transaction amount decreased to 40.2% for the three months ended March 31, 2010 compared to 52.2% the three months ended March 31, 2009 due to a higher proportion of restaurants participating in the Marketing Services Program as well as a decrease in percentages of both programs. The Marketing Services Program percentage share of qualified transaction amount decreased to 14.4% for the three months ended March 31, 2010 compared to 15.5% for the three months ended March 31, 2009 as we lowered the pricing of this product to accommodate the needs of restaurants in this difficult economic environment. The Marketing Credits Program percentage share of qualified transaction amount decreased to 71.0% during the three months ended March 31, 2010 compared to 75.2% for the same period in the prior year as we shortened the usage period through mid 2009. We began increasing the usage period in the later half of 2009 and through the first quarter of 2010. Shortening the dining credits usage period for such Marketing Credits Program transactions reduces our risk exposure with respect to that deal, but also typically decreases the share of qualified transaction amount that we may realize from that deal because we generally purchase those dining credits at less of a discount.

Rewards Network share of qualified transaction amount and membership fees for the three months ended March 31, 2010 of $50,290 decreased 7.3% as compared with $54,255 for the three months ended March 31, 2009, primarily due to a 16.0% decrease in Marketing Credits Program share of qualified transaction amount, partially offset by a 60.7% increase in the Marketing Services Program share of qualified transaction amount. Marketing Credits Program share of qualified transaction amount decreased as a result of fewer Marketing Credits Program restaurants participating in our program, partially offset by an increase in average transaction amount. Membership fees decreased slightly due to a decline in fee paying members and the impact of an earn-your-dues dining program in which members earn their annual fees through the reduction of their cash back rewards savings. Beginning in mid-2008, we introduced a new membership program that eliminated fees for certain members. Marketing Services Program share of qualified transaction amount increased as a result of a higher number of Marketing Services Program restaurants and an increase in average transaction amount, but were partially offset by product price decreases.

Redemption of dining credits as a percent of qualified transactions amount decreased to 47.5% of our share of qualified transaction amount for the three months ended March 31, 2010, compared to 52.5% of our share of qualified transaction amount for the three months ended March 31, 2009. The decrease in redemption of dining credits compared to our share of qualified transaction amount was due to a shift towards restaurants participating in the Marketing Services Program, which has no redemption of dining credits. Redemption of dining credits as a percent of qualified transactions amount decreased to 59.3% of the Marketing Credit Program share of qualified transaction amount for the three months ended March 31, 2010, compared to 59.4% of Marketing Credit Program share of qualified transaction amount for the three months ended March 31, 2009. The slight decrease in redemption of dining credits compared to Marketing Credits Program share of qualified transaction amount was due to an increase in usage periods on new Marketing Credits transactions as we generally purchase dining credits at more of a discount on longer usage period transactions. The dining credits net usage period increased to 7.1 months for the three months ended March 31, 2010 from 6.6 months for the same period in the prior year.

Total revenues increased 2.5% for the three months ended March 31, 2010 compared to the same period in the prior year primarily as a result of an increase in the number of Marketing Services Program restaurants and an increase in qualified transaction amount in the Marketing Services Program, partially offset by a decline in the Marketing Credits Program restaurant count.

Revenues as a percentage of qualified transaction amount decreased to 21.0% for the three months ended March 31, 2010 from 24.8% for the same period in the prior year. The decrease was primarily due to price adjustments in our Marketing Services Program and fewer Marketing Credits Program restaurants participating in our program.

Member benefits expense increased to 25.6% of total revenues for the three months ended March 31, 2010 compared with 22.7% of total revenues for the same period in the prior year. The increase in member benefit expense as a percentage of total revenues was primarily due to a shift towards Marketing Services Program revenues. The Marketing Services Program has a higher member benefit expense as a percentage of revenues. We have leveraged our member incentives to influence enrollment, obtain more email addresses, complete surveys and increase dining frequency and spend. Member benefit expense for the Marketing Services Program as a percentage of Marketing Services Program revenues increased to 36.3% for the three months ended March 31, 2010 from 34.9% for the same period in the prior year as a result of price adjustments in the Marketing Services Program. Member benefit expense for the Marketing Credits Program as a percentage of Marketing Credits Program revenues also increased to 19.6% for the three months ended March 31, 2010 as compared with 19.2% for the same period in the prior year.

The provision for losses expense decreased to 3.0% of total revenues and 4.8% of Marketing Credits Program revenues for the three months ended March 31, 2010 compared with 13.3% of total revenues and 17.6% of Marketing Credits Program revenues for the three months ended March 31, 2009. The allowance for unredeemable dining credits as a percentage of the gross dining credits balance decreased to 15.5% as of March 31, 2010 from 16.7% as of December 31, 2009 and 23.4% as of March 31, 2009. The decline in the allowance for unredeemable dining credits as a percentage of the gross dining credits balance is a reflection of our more conservative purchasing policy on portfolio risk because we have purchased fewer dining credits and focused on restaurants that we believe have less risk. We believe that the reserve balance is appropriate based upon our estimates for unredeemable dining credits.

Processing fees increased to $265 or 1.0% of total revenues for the three months ended March 31, 2010 from $217 or 0.8% of total revenues for the same period in the prior year. The increase was primarily due a shift towards Marketing Services Program revenues.

Gross profit increased to 70.4% of total revenues for the three months ended March 31, 2010 as compared to 63.2% of total revenues for the same period in the prior year. The increase in gross profit as a percentage of total revenues was mainly due to improved profitability of our Marketing Credits Program related to the decrease in the provision for losses expense, partially offset by an increase in member benefit expense in both programs. Gross profit dollars increased $2,332 or 14.3% to $18,611 for the three months ended March 31, 2010 as compared to $16,279 for the same period in the prior year mainly due to an increase in Marketing Services revenue and the reduction in loss provision expense.

Operating Expenses

Salaries and benefits increased $352 or 7.5% to $5,069 for the three months ended March 31, 2010 from $4,717 for the same period in the prior year primarily due to an increase in stock compensation expense. We recognized higher stock compensation expense during the three months ended March 31, 2010 as compared to the prior year.

Sales commissions and expenses include sales force salaries and benefits, commissions, travel costs and training. Sales commissions and expenses increased to 21.4% of total revenues for the three months ended March 31, 2010 compared to 19.8% of total revenues for the same period in the prior year due to an increase in sales headcount and an increase in sales commissions. We added 21 additional sales employees during the fourth quarter of 2009. Newly hired sales employees typically take six months to achieve normal productivity. In addition, sales commissions are based on the profitability of the account and revenues and gross profit improved during the three months ended March 31, 2010 as compared to the same period in the prior year.

Professional fees decreased $11, or 1.8%, to $587 for the three months ended March 31, 2010 as compared to $598 for the same period in the prior year, primarily due to a decrease in audit fees and collection costs.

Member and restaurant marketing expenses increased by $12 or 1.8% for the three months ended March 31, 2010 compared to the same period in the prior year mainly as a result of increased marketing towards restaurants.

Depreciation and amortization costs decreased $200 or 13.3% for the three months ended March 31, 2010 as compared to the same period in the prior year as our investments in technology supporting the automation of internal processes and general information technology investments matured.

General and administrative expenses decreased by $30 or 1.1% for the three months ended March 31, 2010 as compared to the same period in the prior year. The decrease was primarily due to lower consulting expenses.

Other Income and Expense

Interest and other income decreased $4 to $1 for the three months ended March 31, 2010 compared with the same period in the prior year as we changed our checking account from overnight interest bearing investments to lower bank fees as the difference is more cost beneficial. Interest expense and financing costs decreased $8 to $32 due to the amortization of the discounted cash flow recorded during the three months ended March 31, 2009 relating to the California class action lawsuit as discussed in our previously filed Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and some of the Current Reports on Form 8-K.

Income tax provision

Our effective tax rate for the three months ended March 31, 2010 was 39.9% compared with 113.0% for the same period in the prior year. The income tax provision for the three months ended March 31, 2009 included a tax expense of $573, or $0.06 per share relating to the distribution of employee and director stock awards. We previously recognized a tax benefit relating to such distributions based on the fair value at the date of grant. Upon distribution of the shares, the tax benefit is limited to the fair value of the awards at the date of distribution. As such, we recorded additional tax expense equal to the amount of the deferred tax asset from the cumulative compensation cost that exceeded the actual tax benefit previously recorded.

Net income

Net income was $1,527 for the three months ended March 31, 2010 compared with net loss of $113 for the three months ended March 31, 2009. The increase in net income between periods was primarily due to an increase in gross profit in the Marketing Services Program and a reduction in the provision for losses expense.

Basic weighted average number of shares outstanding decreased to 8,779 for the three months ended March 31, 2010 compared to 9,139 for the same period in the prior year. Diluted weighted average shares outstanding decreased to 8,928 for the three months ended March 31, 2010 compared to 9,139 for the same period in the prior year. The decrease in the basic and weighted average number of shares outstanding was due to the repurchase of 490 shares during 2009, partially offset by the issuance of shares upon vesting of restricted stock unit awards.

LIQUIDITY AND CAPITAL RESOURCES

General

Cash and cash equivalents were $14,569 as of March 31, 2010, an increase of $1,904 from December 31, 2009. During the three months ended March 31, 2010, net cash provided by operating activities was $2,264 compared to $7,690 during the same period in the prior year. Net cash provided by operating activities during the three months ended March 31, 2010 was primarily due to net income and noncash adjustments to reconcile net income to cash from operations, partially offset by an increase in accounts payable payments related to member benefits and a decrease in accrued compensation related to the payment of management bonuses. Net cash provided by operating activities during the three months ended March 31, 2009 was primarily due to a decrease in the dining credits portfolio. We implemented more conservative dining credits purchasing policies in late 2007 and further tightened these policies in late 2008 and early 2009, while aggressively managing our operating expenses. We continue to monitor patterns in consumer spending and economic and credit uncertainties in the restaurant industry and adjust our dining credits purchasing polices accordingly. We intend to continue to utilize our cash by purchasing dining credits while adhering to our purchasing and credit policies.

Net cash used in investing activities was $1,046 and $476 for the three months ended March 31, 2010 and 2009, respectively, from our investments in capital expenditures. Capital expenditures consisted principally of continued development of our websites, investments in technology supporting the automation of internal processes and sales force productivity, and general information technology investments. We intend to continue investing in capital expenditures to support member and merchant marketing, customer feedback through member comments and ratings, to ensure ongoing data security and privacy, and to improve our internal processes and operating efficiency.

Net cash used in financing activities for the three months ended March 31, 2010 was $580 due to the tax benefit from the issuance of stock awards of $578 and exercise of stock options of $2. As discussed in Note 8 of this Quarterly Report on Form 10-Q, we established an APIC Pool during the three months ended March 31, 2010 relating to the excess tax benefits from employee and director stock awards. There was no net cash used in financing activities for the three months ended March 31, 2009.

Contractual Obligations and Commitments

We lease facilities under long-term operating leases. These contractual obligations entered into in the ordinary course of business are not required to be reflected in our consolidated balance sheets, but may impact our liquidity. The following table sets forth our future minimum lease payments under non-cancelable operating leases, long-term debt and other contractual obligations and commitments at March 31, 2010:

	Payments Due by Period
Contractual Obligations and Commitments	Total	Remaining Three Quarters of 2010	2011	2012	2013	2014	Thereafter
Vendor contracts	$19,436	$13,396	$5,500	$360	$180	$—	$—
Operating leases	954,943	953,458	862	423	200	—	—
Revolving credit facility	109	31	78	—	—	—	—

Total	$974,488	$966,885	$6,440	$783	$380	$—	$—

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

The credit facility has financial covenants that we will maintain a minimum ratio of debt to cash flow, fixed charges to borrowed amounts and certain ratios related to our dining credits portfolio. The credit facility contains customary representations, warranties and covenants and includes customary events of default, including a change of control provision. We can offer no assurances that we will be in compliance with all conditions precedent and all representations and warranties at a time when we would like to borrow under the credit facility. Further, we may not be able to borrow the full amount under the credit facility if our dining credits portfolio or adjusted earnings before interest expense, income taxes, depreciation and amortization, as defined in the credit facility, decreases substantially. These limitations currently apply as a result of the size of our dining credits portfolio. At March 31, 2010 $18,873 was available under the terms of the credit facility. The amount of availability under the credit facility may be further limited if we become more conservative in our dining credits purchases in light of current economic conditions and the performance of restaurants on our program or if our earnings decline.

We do not currently have any borrowings outstanding under this credit facility and we were in compliance with all of the covenants under this facility as of March 31, 2010.

Dining Credits

Net dining credits less accounts payable—dining credits was $52,060 at March 31, 2010, a decrease of $641 from December 31, 2009. Accounts payable-dining credits represent the unfunded portion of the total commitments. The decrease between periods in dining credits funded is due primarily to a decline in the purchases of new dining credits on a per merchant basis through mid-2009 as well as a decline in the number of Marketing Credits Program merchants. As previously discussed, during the fourth quarter of 2007 we implemented more conservative dining credits purchasing policies aimed at reducing the amount of dining credits we purchase from each merchant, which lowers the average usage period of the dining credits portfolio. We became even more conservative in our dining credits purchasing policies in the last quarter of 2008 and we continued to adhere to these more conservative policies during the first half of 2009. Based on our analysis of the performance of individual merchants in our dining credits portfolio, we adjusted our dining credits purchasing policies in the second quarter of 2009 to purchase more dining credits from merchants who met certain credit, volume and tenure criteria. As we identify merchants that meet our credit guidelines, we have liquidity to grow the dining credits portfolio. We believe that the purchase of future dining credits can generally be funded from cash generated from operations or from the utilization of our revolving credit facility.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates is limited to the exposure related to our revolving credit facility which is tied to market rates. Our revolving credit facility is tied to the Eurodollar rate, which is basically LIBOR, plus an applicable rate. The Eurodollar rate is subject to interest rate risk. However, as of March  31, 2010, there was no outstanding amount under this revolving credit facility.

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

PART II—OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	Amendment to Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 3.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 333-111390), filed on July 6, 2009.

3.3	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.1	Amended and Restated Relationship Agreement, dated as of January 1, 2010, between Rewards Network Establishment Services Inc. and Upromise, Inc. is incorporated herein by reference to Exhibit 10.43 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 16, 2010. Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

10.2	Amendment No. 1 to Amended and Restated Relationship Agreement, dated as of January 1, 2010, between Rewards Network Establishment Services Inc. and Upromise, Inc. is incorporated herein by reference to Exhibit 10.44 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 16, 2010.

10.3	Rewards Network Inc. 2010 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on April 1, 2010.

10.2	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on April 1, 2010.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REWARDS NETWORK INC.

May 6, 2010	/S/ CHRISTOPHER J. LOCKE
Christopher J. Locke Senior Vice President and Chief Financial Officer (Principal Financial Officer and on behalf of the registrant)

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	Amendment to Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 3.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 333-111390), filed on July 6, 2009.

3.3	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.1	Amended and Restated Relationship Agreement, dated as of January 1, 2010, between Rewards Network Establishment Services Inc. and Upromise, Inc. is incorporated herein by reference to Exhibit 10.43 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 16, 2010. Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

10.2	Amendment No. 1 to Amended and Restated Relationship Agreement, dated as of January 1, 2010, between Rewards Network Establishment Services Inc. and Upromise, Inc. is incorporated herein by reference to Exhibit 10.44 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 16, 2010.

10.3	Rewards Network Inc. 2010 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on April 1, 2010.

10.4	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on April 1, 2010.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer