Form 10-Q
period 2010-06-30
REWARDS NETWORK INC
filed 2010-08-05
CIK 78536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

As of August 3, 2010, there were 8,808,094 shares of the registrant’s common stock, par value $0.02 per share, outstanding.

INDEX

REWARDS NETWORK INC. AND SUBSIDIARIES

REWARDS NETWORK INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,308	$12,665
Accounts receivable, net of allowance for doubtful accounts of $1,304 and $1,773, respectively	4,167	5,011
Dining credits, net of allowance for unredeemable dining credits of $9,708, and $11,448, respectively	59,359	57,299
Deferred income taxes	3,784	5,152
Prepaid expenses	2,125	1,573
Income taxes receivable	4,939	3,913

Total current assets	86,682	85,613
Property and equipment, net of accumulated depreciation and amortization of $26,972 and $24,440, respectively	8,560	8,231
Other assets	362	282
Goodwill	8,117	8,117
Deferred income taxes	380	597

Total assets	$104,101	$102,840

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable—dining credits	$3,058	$4,598
Accounts payable—member benefits	5,873	6,171
Accounts payable—trade	1,396	1,079
Accrued compensation	2,289	3,470
Other current liabilities	2,525	2,139
Deferred membership fee income	363	432

Total liabilities	15,504	17,889

Stockholders’ equity:
Common stock, par value $0.02 per share; authorized 25,000 shares; issued 9,149 shares; outstanding 8,807 and 8,673 shares, respectively	183	183
Additional paid-in capital	68,541	69,280
Accumulated other comprehensive income:
Foreign currency translation, net of income taxes	439	440
Retained earnings	22,630	19,546
Treasury stock, at cost (342 and 476 shares, respectively)	(3,196)	(4,498)

Total stockholders’ equity	88,597	84,951

Total liabilities and stockholders’ equity	$104,101	$102,840

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating revenues:
Revenues (gross amounts billed of $54,026, $54,555, $104,053 and $108,545, respectively)	$28,639	$27,276	$54,799	$52,788
Membership fees	252	278	515	543

Total revenues	28,891	27,554	55,314	53,331

Direct expenses:
Member benefits	8,415	7,880	15,175	13,734
Provision for losses	990	2,011	1,777	5,438
Processing fees	303	287	568	504

Total direct expenses	9,708	10,178	17,520	19,676

Gross profit	19,183	17,376	37,794	33,655

Operating expenses:
Salaries and benefits	5,014	4,733	10,083	9,450
Sales commissions and expenses	5,364	4,981	11,016	10,093
Professional fees	921	662	1,508	1,260
Member and restaurant marketing	797	599	1,485	1,275
Depreciation and amortization	1,228	1,315	2,531	2,818
General and administrative	3,331	2,799	6,072	5,570

Total operating expenses	16,655	15,089	32,695	30,466

Operating income	2,528	2,287	5,099	3,189

Other income (expense):
Interest and other income	—	5	1	10
Interest expense and financing costs	(30)	(20)	(62)	(60)

Income before income tax provision	2,498	2,272	5,038	3,139

Income tax provision	941	992	1,954	1,972

Net income	$1,557	$1,280	$3,084	$1,167

Earnings per share of common stock:
Basic	$0.17	$0.14	$0.35	$0.13

Diluted	$0.17	$0.14	$0.34	$0.13

Weighted average number of common and common equivalent shares outstanding:
Basic	8,946	8,912	8,893	9,033

Diluted	9,107	8,948	9,055	9,094

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	(Unaudited)
	2010	2009
Cash flows from operating activities:
Net income	$3,084	$1,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,531	2,818
Provision for losses	1,777	5,438
Stock-based compensation	1,333	804
Deferred income taxes	1,586	4,206

Changes in assets and liabilities:
Accounts receivable	562	471
Dining credits including accounts payable—dining credits	(5,096)	13,605
Prepaid expenses	(552)	(393)
Income taxes receivable	(1,027)	(3,547)
Other assets	(80)	125
Accounts payable—member benefits	(298)	(1,271)
Accounts payable—trade	(787)	29
Accrued compensation	(1,180)	(1,999)
Other liabilities	291	(279)
Litigation and related accruals	—	(3,164)
Deferred membership fee income	(69)	(93)

Net cash provided by operating activities	2,075	17,917

Cash flows from investing activities:
Additions to property and equipment	(2,861)	(1,506)

Net cash used in investing activities	(2,861)	(1,506)

Cash flows from financing activities:
Common stock repurchased	(153)	(4,138)
Proceeds from the exercise of stock options	10	—
Tax benefit from the issuance of stock awards and exercise of stock options	572	—

Net cash provided by (used in) financing activities	429	(4,138)

Effect of exchange rate on cash and cash equivalents	—	(267)

Net (decrease) increase in cash and cash equivalents	(357)	12,006

Cash and cash equivalents:
Beginning of the period	12,665	9,008

End of the period	$12,308	$21,014

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—

Income taxes	$825	$1,667

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except per share data)

Note 1 – Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these interim financial statements in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments that are of a normal recurring nature necessary to fairly present the unaudited condensed consolidated financial position of Rewards Network Inc. and its subsidiaries (collectively, the “Company”) at June 30, 2010, the unaudited condensed consolidated statements of operations of the Company for the three and six months ended June 30, 2010 and 2009 and the unaudited condensed consolidated statements of cash flows of the Company for the six months ended June 30, 2010 and 2009 have been made. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 16, 2010. The condensed consolidated balance sheet as of December 31, 2009 is derived from the Company’s audited consolidated financial statements.

The Company operates the leading dining rewards programs in North America by marketing participating restaurants to members of these programs and by providing incentives to members to dine at these restaurants. In addition to offering its own dining rewards program, iDine®, at www.idine.com, the Company operates the dining rewards program of leading airline frequent flyer programs, hotel frequent-stay programs, retailer shopping programs, college savings programs, and other affinity organizations.

The Company offers two programs to restaurants — the Marketing Services Program and the Marketing Credits Program. In both the Marketing Credits Program and Marketing Services Program, the Company markets participating restaurants principally through its internet, email and mobile smartphone applications as well as various social media outlets. The Company’s programs are designed to increase the frequency of dining and the amount spent by members at participating restaurants by providing incentives to dine at these restaurants, including airline miles, college savings rewards, reward program points, and cash back benefits. As members spend more at participating restaurants, the amount of incentives they receive for dining increases. The Company also offers reporting and customer feedback to participating restaurants and provides aggregate data regarding members’ activity and feedback through comments and ratings gathered from surveys. In addition to these two programs, the Company is currently developing additional marketing services products to serve the restaurant industry. For example, the Company recently launched a daily specials product, offering 50% off or more on dines in two metropolitan markets, found at www.idinedeals.com.

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

The Company recognizes revenue only if a member dines at a participating restaurant when rewards are available to the member and pays using a credit or debit card (also referred to as a payment card) that the member has registered with the Company. In the Marketing Services Program, the Company’s revenue is equal to a percentage of the member’s total dining transaction. In the Marketing Credits Program, because the Company earns revenues for its services and the future dining it has purchased only if members dine at participating restaurants, the marketing efforts in connection with the Marketing Credits Program are critical in driving members into participating restaurants in order to realize the benefits of the future dining that the Company purchases. In the Marketing Credits Program, the Company’s revenue is equal to a percentage of the member’s total dining transaction less the amount attributable to the redemption of dining credits. Revenues are applied to provide rewards to members; cover the Company’s selling, marketing, general and administrative expenses; and generate operating income that provides a return for the Company’s stockholders.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Shares of the Company’s common stock are traded on the NASDAQ under the symbol DINE.

Note 2 – Certain Relationships and Related Party Transactions (square footage not in thousands)

On May 5, 2003, the Company entered into an office lease agreement, which was amended on May 8, 2006 and August 24, 2006, with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, a limited partnership comprised in part of certain trusts. Samstock, L.L.C., the Company’s largest stockholder, is indirectly owned by these trusts. The trustee of these trusts is Chai Trust Company, L.L.C., and Donald J. Liebentritt, the Chairman of the Company’s Board of Directors, is President of Chai Trust Company, L.L.C. The lease, as amended, provides for 28,721 square feet of office space at Two North Riverside Plaza, Chicago, Illinois and has a term from September 1, 2003 through August 31, 2011. The Company paid rent of $141 and $137 for the three months ended June 30, 2010 and 2009, respectively and $282 and $275 for the six months ended June 30, 2010 and 2009, respectively, under this agreement.

The Company has entered into two storage space lease agreements with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, one dated November 2, 2005 and one dated October 27, 2006. The leases provide for an aggregate of 1,171 square feet of storage space at Two North Riverside Plaza, Chicago, Illinois. The term of both leases is month-to-month. The Company paid rent of $5 and $8 for each of the three months ended June 30, 2010 and 2009, respectively and $9 and $16 for the six months ended June 30, 2010 and 2009, respectively.

The future minimum rent obligations for the above leases are as follows:

Remaining two quarters of 2010	$287
Year ending December 31, 2011	386
Thereafter	—

Total minimum lease payments	$673

Note 3 – Basic and Diluted Net Income per Share

Basic net income per share was computed by dividing net income available to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding for each period presented. Diluted net income per share was computed in the same manner, but adjusts the shares outstanding to reflect the potential dilution that would occur if outstanding stock awards were vested. There were no shares excluded from the weighted average number of common stock equivalents for any of the periods presented.

For periods with potentially dilutive securities, incremental shares and adjustments to net income are determined using the treasury stock method as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$1,557	$1,280	$3,084	$1,167

Weighted average number of shares of common stock and common stock equivalents outstanding
Basic	8,946	8,912	8,893	9,033
Stock options and restricted stock	161	36	162	61

Diluted	9,107	8,948	9,055	9,094

Earnings per share
Basic	$0.17	$0.14	$0.35	$0.13

Diluted	$0.17	$0.14	$0.34	$0.13

Note 4 – Business and Credit Concentrations

As of June 30, 2010, the Company had contracts or relationships with seven major airlines that offer frequent flyer miles or credits as rewards, representing more than 50% of the Company’s revenues for the three and six months ended June 30, 2010 and 2009. In addition to the major airlines, the Company also partners with various other loyalty program providers to offer their members the opportunity to earn rewards. Members of each of the United Airlines, Upromise Inc., American Airlines Inc. and Delta Air Lines programs represented 10% or more of the Company’s revenues for the three and six months ended June 30, 2010. Members of each of the Upromise Inc., United Airlines and American Airlines Inc. programs represented 10% or more of the Company’s revenues for the three and six months ended June 30, 2009. The following table illustrates the Company’s partner revenues concentration as a percentage of total revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Airlines	59.9%	59.0%	59.6%	58.7%

All partners that each represent 10% or more of sales	66.0%	58.5%	65.6%	59.0%

Note 5 – Minimum Partner and Vendor Obligations

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

Remaining two quarters of 2010	$9,024
2011	5,950
2012	360
2013	180
Thereafter	—

Total minimum partner and vendor obligations	$15,514

Note 6 – Comprehensive Income

The Company’s comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$1,557	$1,280	$3,084	$1,167
Other comprehensive loss:
Foreign currency translation adjustment	(142)	(162)	(1)	(198)

Total comprehensive income	$1,415	$1,118	$3,083	$969

Note 7 – Cash and Cash Equivalents

Cash and cash equivalents of $12,308 and $12,665 at June 30, 2010 and December 31, 2009, respectively, include overnight repurchase agreements and money market funds with an initial term of less than three months. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Note 8 – Stock Awards

The following table summarizes the Company’s nonvested restricted stock unit award activity for all plans for the six months ended June 30, 2010.

	Shares	Weighted Average Grant-Date Fair Price
Nonvested at December 31, 2009	451	$12.23

Granted	164	$13.60
Vested	(245)	$11.19
Forfeited	(2)	$12.48
Cancelled	(102)	$15.26

Nonvested at June 30, 2010	266	$12.51

Restricted stock unit awards granted during 2009 and 2010 contain a combination of a performance condition linked to the Company’s performance and a service condition, or a performance and market condition linked to the performance of the Company’s stock price. The performance and service conditions vest over a one to three year service period subject to the achievement of the performance condition. The component containing the performance and market conditions may vest over a period of up to three years. The vesting related to the performance and market conditions for the 2009 grants were met in 2010 upon achievement of the market condition. The stock based compensation expense for the 2009 and 2010 grants are being recognized over a one to three year period. Restricted stock unit awards granted during 2008 generally vest and settle over a three year period based on a service condition. As of June 30, 2010, approximately $1,476 of total unrecognized compensation costs related to restricted stock unit awards are expected to be recognized over the weighted-average period of approximately 14 months. The Company recorded $679 and $1,228 of stock compensation expense during the three and six months ended June 30, 2010, respectively and $623 and $761 of stock compensation expense during the three and six months ended June 30, 2009 relating to restricted stock units.

In addition, the Company established a pool of additional paid-in capital related to the tax effects of employee and director share-based compensation (“APIC Pool”) of $570 during the six months ended June 30, 2010 and used $8 during the three months ended June 30, 2010. The APIC pool is available to absorb any future recognized tax deficiencies. The Company calculated the APIC Pool by tracking each award grant on an individual-by-individual and grant-by-grant basis to determine if there is an excess tax benefit or tax deficiency for such award. The Company then compared the fair value expense to the tax deduction received for each grant and aggregated the benefits and deficiencies to establish and maintain the APIC Pool. The Company groups the excess tax benefits from both employee and director stock awards into a single APIC pool.

Note 9 – Stock Repurchase

On April 22, 2009, the Company’s Board of Directors authorized the repurchase of up to $5,000 of the Company’s common stock pursuant to 10b5-1 trading plans or other available means. During the six month ended June 30, 2010, the Company repurchased 15 shares for $153 pursuant to a 10b5-1 trading plan. The Company purchased a total of 505 shares for $4,790 since the repurchase authorization. Repurchases are dependent on market conditions and other factors. The purchases were funded from cash and cash equivalents and the repurchased shares are maintained as treasury shares for possible future use. The 10b5-1 trading plan was terminated effective June 9, 2010.

Note 10 – Indications of Interest

On June 9, 2010 the Company announced that it has received non-binding indications of interest from parties potentially interested in pursuing a strategic transaction with the Company. A special committee of independent directors of the Board of Directors of the Company is evaluating these indications of interest and other strategic alternatives. The special committee has engaged advisors and counsel to assist in evaluating the indications of interest received to date and to pursue a broader exploration of strategic alternatives in an effort to enhance shareholder value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands, except per share data, restaurants in the program and average transaction amount)

You should read the following discussion together with our unaudited condensed consolidated financial statements and notes to those financial statements, which are included in this report. This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “intends,” “expects,” “could,” “should,” “plans,” “believes,” “estimates” or words or phrases of similar import generally identify forward-looking statements. You are cautioned that forward-looking statements are subject to risks, trends and uncertainties that could cause actual results, performance or achievements to differ materially from those expressed in any forward-looking statements. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to, the following: (i) the impact of the economy on dining activity, (ii) our inability to attract and retain clients, (iii) our susceptibility to restaurant credit risk and the risk that our allowance for unredeemable dining credits may prove inadequate, (iv) modifications to our dining credits purchasing policies that lead to an increase in the allowance for unredeemable dining credits, (v) network interruptions, processing interruptions or processing errors, (vi) susceptibility to a changing regulatory environment, (vii) our dependence upon our relationships with payment card issuers, transaction processors, presenters and aggregators, (viii) the failure of our security measures, (ix) our failure to maintain compliance certifications, (x) increased operating costs or loss of members due to privacy concerns of our program partners, payment card processors and the public, (xi) a security breach that results in a payment card issuer re-issuing a significant number of registered payment cards, (xii) changes to payment card association rules and practices, (xiii) our dependence on our relationships with airlines and other reward program partners for a significant number of members, (xiv) the concentration of a significant amount of our rewards currency in one industry group, the airline industry, (xv) our inability to attract and retain active members, (xvi) our ability to obtain sufficient cash to operate our business, (xvii) changes in our programs that affect the rate of rewards, (xviii) our inability to maintain an adequately-staffed sales force, (xix) our inability to maintain an appropriate balance between the number of members and the number of participating clients in each market, (xx) changes in the regulatory environment, (xxi) our minimum purchase obligations and performance requirements, (xxii) class action lawsuits, (xxiii) increasing competition, (xxiv) impairment to goodwill, (xxv) factors causing our operating results to fluctuate over time, and (xxvi) adverse weather conditions affecting dining activity. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time or otherwise, except as required by law. See the risk factors included as Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 for a more detailed discussion of the foregoing and other factors that could cause actual results to differ materially from those included in the forward-looking statements and that, among others, should be considered in evaluating our outlook.

OVERVIEW

We operate the leading dining rewards programs in North America by marketing participating restaurants to members of these programs and by providing incentives to members to dine at these restaurants. In addition to offering our own dining rewards program, iDine®, at www.idine.com, we operate the dining rewards program of leading airline frequent flyer programs, hotel frequent-stay programs, retailer shopping programs, college savings programs and other affinity organizations. Furthermore, in the second quarter we developed our own daily specials product, which we launched in July, offering 50% off or more on dines in two metropolitan markets, found at www.idinedeals.com.

In both our Marketing Services Program and our Marketing Credits Program, which are described below, we recognize revenue only if a member dines at a participating restaurant when rewards are available and pays using a credit or debit card (also referred to as a payment card) that the member has registered with us. Our revenue per transaction is equal to a percentage of the member’s total dining transaction amount and in the Marketing Credits Program the redemption of dining credits is deducted from the presentation of revenues. These revenues are applied to provide rewards to members; cover our selling, marketing, general and administrative expenses; and generate operating income that provides a return for our stockholders.

We offer two programs to restaurants — our Marketing Services Program and Marketing Credits Program. In both the Marketing Services and Marketing Credits Programs, we market participating restaurants principally through websites, email and mobile smartphone applications, as well as various social media outlets. Our programs are designed to introduce new diners, increase the frequency of dining and increase the amount spent by members at participating restaurants by providing incentives to dine at these restaurants, including airline miles, college savings rewards, reward program points, and cash back benefits. As members spend more at participating restaurants, the amount of incentives they receive for dining increases. We also offer reporting and customer feedback to participating restaurants and provide aggregate data regarding members’ activity and feedback through comments and ratings gathered from surveys. In addition to restaurants, bars and clubs also participate in our programs, and for purposes of describing our business, are included when the terms “restaurants” or “clients” are used.

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

Throughout 2009 and the first two quarters of 2010, we continued to be focused strategically on evolving into the leading provider of marketing services to the restaurant industry while managing the risks in our dining credits portfolio. We sought to improve our marketing services by opening our network to increase interaction among members, restaurants and partners. We believe that opening the network and focusing more aggressively on marketing services will provide us with more opportunities for growth and client retention. As a result of these efforts, as of June 30, 2010, we increased the number of Marketing Services Program restaurants by 1,075, or 22.1% as compared to June 30, 2009. During the same period, we increased our active member base by 8.2%, increased the average spend per member by 8.6%, increased the number of completed surveys by 83.3% and increased the number of email addressable members by 8.0%. In the first half of 2009, we also introduced a system that allows restaurants to respond to member feedback from post-dine surveys. These improvements benefit participating restaurants in both the Marketing Services and Marketing Credits Programs. In addition to these two programs, the Company is developing additional marketing services products to serve the restaurant industry.

The improvements in our marketing efforts have contributed to the consistent growth in our Marketing Services Program. Marketing Services Program revenues for the three months ended June 30, 2010 were 39.4% higher than in the same period in the prior year. Total revenues increased 4.9% for the three months ended June 30, 2010 compared to the same period in the prior year due to a $3,159 increase in revenues in the Marketing Services Program. The growth in the Marketing Services Program is attractive because it does not require us to put capital at risk and we believe the opportunity to grow this product line is greater than the market opportunity for the Marketing Credits Program.

Our Marketing Credits Program continues to be a significant part of our business. In the second quarter of 2010, Marketing Credits Program revenues declined 9.3% as compared to the same period in the prior year, reflecting the fact that we purchased fewer dining credits under the more conservative dining credits purchasing policies that we adopted during mid-2008 in light of the significant economic challenges and the credit uncertainty facing both the restaurant industry and consumers. These more conservative policies were aimed at scrutinizing the quality and reducing the amount of dining credits we purchased from individual restaurants and the estimated months to consume the dining credits purchased, which we refer to as the usage period. These policies resulted in fewer restaurants participating in the Marketing Credits Program and a smaller dining credits balance through mid-2009.

We continually evaluate our dining credits purchasing policies by monitoring the performance of our dining credits portfolio and observing current economic trends facing the restaurant industry. We began to observe the amount of member spend at participating restaurants stabilize during the second quarter of 2009 through the current period. Based on our observations regarding member spending at our restaurants and our analysis of the performance of individual restaurants in our dining credits portfolio, we modified our approach to purchasing dining credits in the first half of 2009 and again in the second quarter of 2010 to increase the amount of dining credits we purchase from restaurants that meet certain criteria relating to risk, sales volume and length of time in our program. As a result, our net dining credits portfolio increased to $59,359 as of June 30, 2010 from $57,299 as of December 31, 2009 and $56,618 as of June 30, 2009. The number of Marketing Credits Program restaurants decreased by 731, or 13.7%, as of June 30, 2010 from June 30, 2009, despite the increase in the net dining credits balance. The composition of our dining credits portfolio has changed over time as dining credits that we purchased under previous purchasing policies are consumed and replaced by dining credits purchased under our more conservative policies. We believe that our dining credits portfolio substantially reflects our more conservative policies as evidenced by the reduction in the provision for losses expense.

We expect to continue to grow the dining credits portfolio but dining credits purchases must continue to meet our disciplined purchasing policies. We adjust our approach to purchasing dining credits in response to economic trends. If we continue to purchase more dining credits from restaurants that we identify as acceptable risk, it could result in an increase in the size of our dining credits portfolio and use of cash. If we become more conservative it would likely result in a further decrease in the size of our dining credits portfolio and lower future revenues. Our allowance for unredeemable dining credits may also increase or decrease as a result of the performance of our portfolio and of our assessment of the economy.

Operating expenses during the first half of 2010 increased as compared to the same period in the prior year as we continued to invest in opportunities to accelerate growth, including an increase in our investment in our sales force and the development and implementation of a new daily specials product in two metropolitan markets. We added additional sales account executives in the fourth quarter of 2009 and the first half of 2010 and invested in sales force productivity tools in an effort to increase restaurant count and revenues in both of our products. While we see the current environment as challenging, we also see an opportunity to continue to add more restaurants to our programs. We increased the total number of restaurants in our program to 10,541 at June 30, 2010, as compared to 10,197 at June 30, 2009. We believe that the increase in restaurants is an indicator of our improved marketing and improved sales force productivity, driven in part by the maturity of our sales force as well as the contributions from the new sales account executives hired in the fourth quarter of 2009. In addition, we incurred approximately $300 million and $400 million for the three and six months ended June 30, 2010, respectively, in expenses related to the previously announced process implemented by the Board of Directors of the Company to evaluate indications of interest received from parties potentially interested in pursuing a strategic transaction with the Company and other strategic alternatives.

We continue to focus on growing our marketing services program, disciplined management of our dining credits portfolio, increasing member engagement and activity, and having a disciplined approach to managing operating expenses. We believe that our results indicate that these initiatives will contribute to growth and improve our cash flow generation and stockholder value. The implementation of these initiatives to date has resulted in positive operating cash flow, improved return on assets, improved profitability and an increase in total revenues. We currently do not have any borrowings outstanding under our credit facility and continue to operate on a debt-free basis.

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

We will continue to review our reserve rates on a regular basis based upon historical write off rates and may adjust reserve rates based on changes in the nature of our business, risk considerations, economic conditions, actual write off rates or other factors. We also adjust our dining credits purchases based upon trends we see in the industry. We are continuing our disciplined approach to purchasing dining credits that we implemented beginning in mid-2008 and have modified periodically since then in response to trends that we observe from analyzing our data and data on the restaurant industry generally. This approach continued through the first half of 2010. We will continue to monitor these trends and review our reserve rates.

Deferred Tax Assets Valuation Allowance

We record a valuation allowance to reduce our deferred tax assets to reflect the amount that we believe is more likely than not to be realized. We consider future taxable income and available tax planning strategies in assessing the need for the valuation allowance. In the event we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which such determination is made. As of June 30, 2010, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset.

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

We comply with Accounting Standards Codification (“ASC”) 350-10, “Intangibles-Goodwill and Other,” the current standard for periodic assessment of the carrying value of intangible assets, including goodwill. We assess the carrying value of goodwill and any indefinite life intangible assets recognized in connection with our previous acquisitions using a two-step approach based on applicable reporting units. We report under a single reporting segment and our goodwill analysis is measured under one reporting unit. The carrying value of our goodwill as of June 30, 2010 was $8,117.

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

RESULTS OF OPERATIONS – COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

The following table illustrates the relationship between revenue and expense categories for the three months ended June 30, 2010 and 2009. These percentages have been rounded to the nearest tenth.

	Percentage of Revenues for the Three Months Ended June 30,
	2010	2009
Total revenues	100.0	100.0
Member benefits	29.1	28.6
Provision for losses	3.4	7.3
Processing fees	1.1	1.0

Gross profit	66.4	63.1

Salaries and benefits	17.3	17.2
Sales commission and expenses	18.6	18.1
Professional fees	3.2	2.4
Member and restaurant marketing expenses	2.8	2.2
Depreciation and amortization	4.2	4.8
General and administrative expenses	11.5	10.2

Total operating expenses	57.6	54.8

Operating income	8.8	8.3

Other expense, net	(0.1)	(0.1)

Income before income tax provision	8.7	8.2

Income tax provision	3.3	3.6

Net income	5.4	4.6

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

	For The Three Months Ended June 30,
	2010				2009
	Marketing Credits Program	Marketing Services Program	Membership Fees	Total	Marketing Credits Program	Marketing Services Program	Membership Fees	Total
Restaurant count as of June 30, 2010 and 2009, respectively	4,612	5,929		10,541	5,343	4,854		10,197
Number of qualified transactions(1)	1,327	1,648		2,975	1,396	1,177		2,573
Average transaction amount(1)	$45.40	$46.30		$45.90	$44.19	$45.53		$44.80

Qualified transaction amount(1)	$60,246	$76,300		$136,546	$61,683	$53,583		$115,266
Rewards Network percentage share of qualified transaction amount(1) (2)	71.1%	14.6%		39.6%	75.5%	15.0%		47.3%
Rewards Network share of qualified transaction amount and membership fees(1)	$42,859	$11,168	$251	$54,278	$46,546	$8,009	$278	$54,833
Redemption of dining credits(1)	$25,387	$—	$—	$25,387	$27,279	$—	$—	$27,279

Total revenues	$17,472	$11,168	$251	$28,891	$19,267	$8,009	$278	$27,554

Revenue as a percentage of qualified transaction amount(1) (2)	29.0%	14.6%		21.0%	31.2%	14.9%		23.7%

Member benefits	$2,418	$3,003	$—	$5,421	$3,411	$2,677	$—	$6,088
Bonus rewards	$795	$1,011	$—	$1,806	$351	$302	$—	$653
Partner commissions	$557	$631	$—	$1,118	$626	$513	$—	$1,139

Total member benefits	$3,770	$4,645	$—	$8,415	$4,388	$3,492	$—	$7,880

Provision for losses	$990	$—	$—	$990	$2,011	$—	$—	$2,011
Processing fees	$146	$157	$—	$303	$152	$135	$—	$287

Gross profit	$12,566	$6,366	$251	$19,183	$12,716	$4,382	$278	$17,376

Gross profit as a percentage of total revenues	71.9%	57.0%	100.0%	66.4%	66.0%	54.7%	100.0%	63.1%

(1)	Supplemental operating and statistical data. See the following paragraph for a complete description.
(2)	Total percentages exclude membership fees.

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

Ending restaurant count as of June 30, 2010 was 10,541 compared to 10,197 as of June 30, 2009, an increase of 3.4%. The increase in total restaurant count was driven by a 22.2% increase in Marketing Services Program restaurants to 5,929 restaurants, partially offset by a 13.7% decrease in Marketing Credits Program restaurants to 4,612 restaurants.

The number of Marketing Services Program restaurants increased as a result of our initiatives to evolve into the leading provider of marketing services to the restaurant industry. The growth in this product has been driven by increased sales focus on this program and improved product features. We remain focused on continuous improvement in the Marketing Services Program because we expect it to be the primary vehicle to drive future revenue and profitability growth.

The decline in the number of Marketing Credits Program restaurants is due to our continued application of disciplined dining credits purchasing policies and credit standards. As a result, the composition of the dining credits portfolio has shifted both towards restaurant segments that have been impacted less by the current economic environment and towards restaurants that not only meet our risk standards but also that perform well on our program. In addition, more conservative dining credits purchasing policies implemented during 2008 and 2009 resulted in the purchase of fewer dining credits from fewer restaurants, which caused some restaurants to complete the program more quickly than in the past. While the number of Marketing Credit restaurants declined, during the second quarter of 2010, our net dining credits portfolio balance grew with purchases from restaurants that meet our risk standards and we retained restaurants that performed well in our program.

We continually evaluate our dining credits purchasing policies by monitoring the performance of our dining credits portfolio and observing current economic trends facing the restaurant industry. Based on our analysis of economic trends and the performance of individual restaurants in our dining credits portfolio, we adjusted our dining credits purchasing policies beginning the second quarter of 2009 through the current period to purchase more dining credits from restaurants who met certain criteria relating to risk, sales volume and length of time in our program. As a result our net dining credits usage period increased to 7.0 months as of June 30, 2010 from 6.2 as of June 30, 2009. In addition, the disciplined management and the performance of the dining credits portfolio has resulted in a significant reduction in the provision for losses expense. As a result of the increased usage period and our targeted effort in 2010 to increase the level of dining credits we purchase, our net dining credits balance as of June 30, 2010 increased by $3,240 from March 31, 2010 and by $2,060 from December 31, 2009 to $59,359.

Qualified transaction amounts at our participating restaurants increased $21,280, or 18.5%, to $136,546 for the three months ended June 30, 2010 compared to the same period in the prior year as a result of the increase in restaurant count, an increase in the number of qualified transactions and an increase in average transaction amount. The number of qualified transactions increased 402 or 15.6% for the three months ended June 30, 2010 compared to the same period in the prior year. Average transaction amount increased by $1.10, or 2.5%, to $45.90 for the three months ended June 30, 2010 from $44.80 in the prior year. We believe that the improvement in qualified transactions and average transaction amount is a result of an improved consumer spending environment and an increase in restaurant count as compared to the prior year. However, we remain cautious about the current conditions in the restaurant industry.

Rewards Network percentage share of qualified transaction amount decreased to 39.6% for the three months ended June 30, 2010 compared to 47.3% the three months ended June 30, 2009 due to a higher proportion of restaurants participating in the Marketing Services Program as well as a decrease in percentages of both programs. The Marketing Services Program percentage share of qualified transaction amount decreased to 14.6% for the three months ended June 30, 2010 compared to 15.0% for the same period in the prior year. The Marketing Credits Program percentage share of qualified transaction amount decreased to 71.1% during the three months ended June 30, 2010 compared to 75.5% for the same period in the prior year as we shortened the usage period through mid-2009. We began increasing the usage period in the later half of 2009 and through the first half of 2010. Shortening the dining credits usage period for such Marketing Credits Program transactions, as we did in 2009, reduces our risk exposure with respect to that deal, but also typically decreases the share of qualified transaction amount that we may realize from that deal because we generally purchase those dining credits at less of a discount.

Rewards Network share of qualified transaction amount and membership fees for three months ended June 30, 2010 of $54,278 decreased 1.0% as compared with $54,833 for the three months ended June 30, 2009, primarily due to a 7.9% decrease in Marketing Credits Program share of qualified transaction amount, partially offset by a 39.4% increase in the Marketing Services Program share of qualified transaction amount. Marketing Credits Program share of qualified transaction amount decreased as a result of fewer Marketing Credits Program restaurants participating in our program, partially offset by an increase in average transaction amount. Membership fees, which relate to our proprietary cash back program, iDine, decreased due to a decline in fee paying members and the impact of an earn-your-dues dining program in which members earn their annual fees through the reduction of their cash back rewards savings. Beginning in mid-2008, we introduced a new membership program that eliminated fees for certain members. We expect membership fees to decline as more members enroll in the no-fee program. However, we also expect the member benefits paid to these iDine members to decline as a result of changes made to the program. Marketing Services Program share of qualified transaction amount increased as a result of a higher number of Marketing Services Program restaurants and an increase in average transaction amount, partially offset by product price decreases.

Redemption of dining credits as a percent of qualified transactions amount decreased to 46.8% of our share of qualified transaction amount for the three months ended June 30, 2010, compared to 49.7% of our share of qualified transaction amount for the three months ended June 30, 2009. The decrease in redemption of dining credits compared to our share of qualified transaction amount was due to a shift towards restaurants participating in the Marketing Services Program, which has no redemption of dining credits. Redemption of dining credits as a percent of our share of the Marketing Credits Program qualified transactions amount increased to 59.2% for the three months ended June 30, 2010, compared to 58.6% for the three months ended June 30, 2009. The increase in redemption of dining credits compared to Marketing Credits Program share of qualified transaction amount was due to lower prices on better credit quality restaurant clients on the Marketing Credits Program. We believe the reduction in risk and increase in usage period outweighs the decrease in price as evidenced by the decline in the provision for losses.

Total revenues increased $1,337 or 4.9% to $28,891 for the three months ended June 30, 2010 compared to the same period in the prior year primarily as a result of an increase in the number of Marketing Services Program restaurants and an increase in qualified transaction amount in the Marketing Services Program, partially offset by a decline in the Marketing Credits Program restaurant count.

Revenues as a percentage of qualified transaction amount decreased to 21.0% for the three months ended June 30, 2010 from 23.7% for the same period in the prior year. The decrease was primarily due to a shift in mix towards our Marketing Services Program and fewer Marketing Credits Program restaurants participating in our program.

Member benefits expense increased to 29.1% of total revenues for the three months ended June 30, 2010 compared with 28.6% of total revenues for the same period in the prior year. The increase in member benefit expense as a percentage of total revenues was primarily due to a shift towards Marketing Services Program revenues. The Marketing Services Program has a higher member benefit expense as a percentage of revenues. Member benefit expense for the Marketing Services Program as a percentage of Marketing Services Program revenues decreased to 41.6% for the three months ended June 30, 2010 from 43.6% for the same period in the prior year. Member benefit expense for the Marketing Credits Program as a percentage of Marketing Credits Program revenues also decreased to 21.6% for the three months ended June 30, 2010 as compared with 22.8% for the same period in the prior year. We have leveraged our member incentives to influence enrollment, obtain more email addresses and completed surveys and increase dining frequency and spend. As a result, during the three months ended June 30, 2010 we increased the number of active members by 8.2%, increased average spend of members by 8.6%, increased the number of completed surveys by 83.3% and increased the number of email addressable members by 8.0% over the prior year period.

The provision for losses expense decreased to 3.4% of total revenues and 5.7% of Marketing Credits Program revenues for the three months ended June 30, 2010 compared with 7.3% of total revenues and 10.4% of Marketing Credits Program revenues for the three months ended June 30, 2009. The allowance for unredeemable dining credits as a percentage of the gross dining credits balance decreased to 14.1% as of June 30, 2010 from 16.7% as of December 31, 2009 and 22.3% as of June 30, 2009. The decline in the allowance for unredeemable dining credits as a percentage of the gross dining credits balance is a reflection of our disciplined management of the dining credits portfolio. We have focused our dining credits purchases towards restaurants that we believe have less risk and on restaurants that have established performance histories with us. We believe that the reserve balance is appropriate based upon our estimates for unredeemable dining credits.

Processing fees increased to $303 or 1.1% of total revenues for the three months ended June 30, 2010 from $287 or 1.0% of total revenues for the same period in the prior year. The increase was primarily due a shift towards Marketing Services Program revenues.

Gross profit increased to 66.4% of total revenues for the three months ended June 30, 2010 as compared to 63.1% of total revenues for the same period in the prior year. The increase in gross profit as a percentage of total revenues was mainly due to improved profitability of the Marketing Services Program and of our Marketing Credits Program related to the decrease in the provision for losses expense. Gross profit increased $1,807 or 10.4% to $19,183 for the three months ended June 30, 2010, as compared to $17,376 for the same period in the prior year mainly due to an increase in Marketing Services Program revenue and the reduction in loss provision expense.

Operating Expenses

Salaries and benefits increased $281 or 5.9% to $5,014 for the three months ended June 30, 2010 from $4,733 for the same period in the prior year primarily due to an increase in management bonus accrual and an increase in average general and administrative salaries.

Sales commissions and expenses include sales force salaries and benefits, commissions, travel costs and training. Sales commissions and expenses increased to 18.6% of total revenues for the three months ended June 30, 2010 compared to 18.1% of total revenues for the same period in the prior year due to an increase in sales headcount and an increase in sales commissions. We added additional sales employees during the fourth quarter of 2009 and the first half of 2010. Newly hired sales employees typically take six months to achieve normal productivity. In addition, sales commissions are based on the profitability of the account and revenues and gross profit improved during the three months ended June 30, 2010 as compared to the same period in the prior year.

Professional fees increased $259, or 39.1%, to $921 for the three months ended June 30, 2010 as compared to $662 for the same period in the prior year. As previously announced on June 9, 2010, a special committee of independent directors of the Board of Directors is evaluating indications of interest received from parties potentially interested in pursuing a strategic transaction with the Company and other strategic alternatives. We incurred $316 in expenses related to this process during the three months ended June 30, 2010. There was no such expense during the three months ended June 30, 2009.

Member and restaurant marketing expenses increased $198 or 33.1% for the three months ended June 30, 2010 compared to the same period in the prior year mainly as a result of the development and implementation of a new daily specials product in two metropolitan markets, found at www.idinedeals.com, as we continue to invest in opportunities to accelerate growth.

Depreciation and amortization costs decreased $87 or 6.6% for the three months ended June 30, 2010 as compared to the same period in the prior year as certain investments in technology supporting the automation of internal processes and general information technology investments matured.

General and administrative expenses increased by $532 or 19.0% for the three months ended June 30, 2010 as compared to the same period in the prior year primarily due to investments in sales force productivity tools, increased recruiting expenses from the increase in sales headcount and increased rent expense from the upgrade of our disaster recovery facility.

Other Income and Expense

There was no interest and other income recorded during the three months ended June 30, 2010 as compared to $5 in the same period in the prior year as we changed our bank account to a noninterest bearing account to lower bank fees as the difference is more cost beneficial. Interest expense and financing costs increased $10 to $30 due to an increase in our line of credit fees.

Income tax provision

Our effective tax rate for the three months ended June 30, 2010 was 37.7% compared with 43.7% for the same period in the prior year primarily due to the impact of state and foreign taxes between periods.

Net income

Net income was $1,557 for the three months ended June 30, 2010 compared with $1,280 for the three months ended June 30, 2009 primarily due to an increase in gross profit in the Marketing Services Program and a reduction in the provision for losses expense.

Basic weighted average number of shares outstanding increased to 8,946 for the three months ended June 30, 2010 compared to 8,912 for the same period in the prior year. Diluted weighted average shares outstanding increased to 9,107 for the three months ended June 30, 2010 compared to 8,948 for the same period in the prior year. The increase in the basic and weighted average number of shares outstanding was due to the issuance of shares upon vesting of restricted stock unit awards, partially offset by the repurchase of shares during 2009 and 2010.

RESULTS OF OPERATIONS – COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

The following table illustrates the relationship between revenue and expense categories for the six months ended June 30, 2010 and 2009. These percentages have been rounded to the nearest tenth.

	Percentage of Revenues for the Six Months Ended June 30,
	2010	2009
Total revenues	100.0	100.0
Member benefits	27.5	25.8
Provision for losses	3.2	10.2
Processing fees	1.0	0.9

Gross profit	68.3	63.1

Salaries and benefits	18.2	17.7
Sales commission and expenses	19.9	18.9
Professional fees	2.7	2.4
Member and restaurant marketing expenses	2.7	2.4
Depreciation and amortization	4.6	5.3
General and administrative expenses	11.0	10.4

Total operating expenses	59.1	57.1

Operating income	9.2	6.0

Other expense, net	(0.1)	(0.1)

Income before income tax provision	9.1	5.9

Income tax provision	3.5	3.7

Net income	5.6	2.2

Operating Revenues

The following table sets forth for the periods presented total revenues, direct expenses and certain other information for each of our two programs.

	For The Six Months Ended June 30,
	2010				2009
	Marketing Credits Program	Marketing Services Program	Membership Fees	Total	Marketing Credits Program	Marketing Services Program	Membership Fees	Total
Restaurant count as of June 30, 2010 and 2009, respectively	4,612	5,929		10,541	5,343	4,854		10,197
Number of qualified transactions(1)	2,581	3,095		5,676	2,894	2,040		4,934
Average transaction amount(1)	$45.31	$46.52		$45.97	$43.33	$45.48		$44.22

Qualified transaction amount(1)	$116,949	$143,972		$260,921	$125,384	$92,773		$218,157
Rewards Network percentage share of qualified transaction amount(1) (2)	71.1%	14.5%		39.9%	75.3%	15.2%		49.8%
Rewards Network share of qualified transaction amount and membership fees(1)	$83,127	$20,926	$515	$104,568	$94,465	$14,080	$543	$109,088
Redemption of dining credits(1)	$49,254	$—		$49,254	$55,757	$—		$55,757

Total revenues	$33,873	$20,926	$515	$55,314	$38,708	$14,080	$543	$53,331

Revenue as a percentage of qualified transaction amount(1) (2)	29.0%	14.5%		21.0%	30.9%	15.2%		24.2%

Member benefits	$4,752	$5,564		$10,316	$6,159	$4,206		$10,365
Bonus rewards	1,151	1,434		2,585	658	484		1,142
Partner commissions	1,086	1,188		2,274	1,305	922		2,227

Total member benefits	$6,989	$8,186		$15,175	$8,122	$5,612		$13,734

Provision for losses	$1,777	$—		$1,777	$5,438	$—		$5,438
Processing fees	$255	$313		$568	$289	$215		$504

Gross profit	$24,852	$12,427	$515	$37,794	$24,859	$8,253	$543	$33,655

Gross profit as a percentage of total revenues	73.4%	59.4%	100.0%	68.3%	64.2%	58.6%	100.0%	63.1%

(1)	Supplemental operating and statistical data. See the comparison of the three months ended June 30, 2010 and 2009 for a complete description.
(2)	Total percentages exclude membership fees.

Ending restaurant count as of June 30, 2010 was 10,541 compared to 10,197 as of June 30, 2009, an increase of 3.4%. The increase in total restaurant count was driven by a 22.1% increase in Marketing Services Program restaurants to 5,929 restaurants, partially offset by a 13.7% decrease in Marketing Credits Program restaurants to 4,612 restaurants.

Qualified transaction amounts at our participating restaurants increased $42,764, or 19.6%, to $260,921 for the six months ended June 30, 2010 compared to the same period in the prior year as a result of the increase in restaurant count, an increase in the number of qualified transactions and an increase in average transaction amount. The number of qualified transactions increased 742 or 15.0% for the six months ended June 30, 2010 compared to the same period in the prior year. Average transaction amount increased by $1.75, or 4.0%, to $45.97 for the six months ended June 30, 2010 from $44.22 in the prior year. We believe that the improvement in qualified transactions and average transaction amount is a result of an improved consumer spending environment and an increase in restaurant count as compared to the prior year. However, we remain cautious about the current conditions in the restaurant industry.

Rewards Network percentage share of qualified transaction amount decreased to 39.9% for the six months ended June 30, 2010 compared to 49.8% for the same period in the prior year due to a higher proportion of restaurants participating in the Marketing Services Program as well as a decrease in percentages of both programs. The Marketing Services Program percentage share of qualified transaction amount decreased to 14.5% for the six months ended June 30, 2010 compared to 15.2% for the same period in the prior year as we lowered the pricing of this product to accommodate the needs of restaurants in this difficult economic environment during 2009. The Marketing Credits Program percentage share of qualified transaction amount decreased to 71.1% during the six months ended June 30, 2010 compared to 75.3% for the same period in the prior year as we shortened the usage period through mid-2009. We began increasing the usage period in the later half of 2009 and through the first half of 2010. Shortening the dining credits usage period for such Marketing Credits Program transactions, as we did in 2009, reduces our risk exposure with respect to that deal, but also typically decreases the share of qualified transaction amount that we may realize from that deal because we generally purchase those dining credits at less of a discount.

Rewards Network share of qualified transaction amount and membership fees for six months ended June 30, 2010 of $104,568 decreased 4.1% as compared with $109,088 for the same period in the prior year, primarily due to a 12.0% decrease in Marketing Credits Program share of qualified transaction amount, partially offset by a 48.6% increase in the Marketing Services Program share of qualified transaction amount. Marketing Credits Program share of qualified transaction amount decreased as a result of fewer Marketing Credits Program restaurants participating in our program, partially offset by an increase in average transaction amount. Membership fees decreased slightly due to a decline in fee paying members and the impact of an earn-your-dues dining program in which members earn their annual fees through the reduction of their cash back rewards savings. Beginning in mid-2008, we introduced a membership program that eliminated fees for certain members. We expect membership fees to decline as more members enroll in the no-fee program. Marketing Services Program share of qualified transaction amount increased as a result of a higher number of Marketing Services Program restaurants and an increase in average transaction amount, partially offset by product price decreases.

Redemption of dining credits as a percent of qualified transactions amount decreased to 47.1% of our share of qualified transaction amount for the six months ended June 30, 2010, compared to 51.1% for the same period in the prior year. The decrease in redemption of dining credits compared to our share of qualified transaction amount was due to a shift towards restaurants participating in the Marketing Services Program, which has no redemption of dining credits. Redemption of dining credits as a percent of our share of Marketing Credits Program qualified transactions amount increased to 59.3% for the six months ended June 30, 2010, compared to 59.0% for the same period in the prior year. The increase in redemption of dining credits compared to Marketing Credits Program share of qualified transaction amount was due to an increase in better credit quality restaurant clients on the Marketing Credits Program at a lower price.

Total revenues increased $1,983 or 3.7% to $55,314 for the six months ended June 30, 2010 compared to the same period in the prior year primarily as a result of an increase in the number of Marketing Services Program restaurants and an increase in qualified transaction amount in the Marketing Services Program, partially offset by a decline in the Marketing Credits Program restaurant count.

Revenues as a percentage of qualified transaction amount decreased to 21.0% for the six months ended June 30, 2010 from 24.2% for the same period in the prior year. The decrease was primarily due to a shift in mix towards our Marketing Services Program and fewer Marketing Credits Program restaurants participating in our program.

Member benefits expense increased to 27.4% of total revenues for the six months ended June 30, 2010 compared with 25.8% of total revenues for the same period in the prior year. The increase in member benefit expense as a percentage of total revenues was due to a shift towards Marketing Services Program revenues and additional member bonus expense relating to the double benefits offered to certain members who dined on Monday, Tuesday and Wednesday and completed a survey. The Marketing Services Program has a higher member benefit expense as a percentage of revenues. Member benefit expense for the Marketing Services Program as a percentage of Marketing Services Program revenues decreased to 39.1% for the six months ended June 30, 2010 from 39.9% for the same period in the prior year. Member benefit expense for the Marketing Credits Program as a percentage of Marketing Credits Program revenues also decreased to 20.6% for the six months ended June 30, 2010 as compared with 21.0% for the same period in the prior year. As previously discussed, we have leveraged our member incentives to influence enrollment, obtain more email addresses and completed surveys and increase dining frequency and spend.

The provision for losses expense decreased to 3.2% of total revenues and 5.2% of Marketing Credits Program revenues for the six months ended June 30, 2010 compared with 10.2% of total revenues and 14.0% of Marketing Credits Program revenues for the same period in the prior year. The decline in the provision for losses is a reflection of our continued disciplined management of the dining credits portfolio.

Processing fees increased to $568 or 1.0% of total revenues for the six months ended June 30, 2010 from $504 or 0.9% of total revenues for the same period in the prior year. The increase was primarily due to a shift towards Marketing Services Program revenues.

Gross profit increased to 68.3% of total revenues for the six months ended June 30, 2010 as compared to 63.1% of total revenues for the same period in the prior year. The increase in gross profit as a percentage of total revenues was mainly due to improved profitability of our Marketing Services Program and our Marketing Credits Program related to the decrease in the provision for losses expense. Gross profit increased $4,139 or 12.3% to $37,794 for the six months ended June 30, 2010 as compared to $33,655 for the same period in the prior year mainly due to an increase in Marketing Services Program revenue and the reduction in loss provision expense.

Operating Expenses

Salaries and benefits increased $633 or 6.7% to $10,083 for the six months ended June 30, 2010 from $9,450 for the same period in the prior year primarily due to an increase in stock compensation expense.

Sales commissions and expenses include sales force salaries and benefits, commissions, travel costs and training. Sales commissions and expenses increased to 19.9% of total revenues for the six months ended June 30, 2010 compared to 18.9% of total revenues for the same period in the prior year due to an increase in sales headcount and an increase in sales commissions. As of June 30, 2010, we increased the number of sales employees by 23 since June 30, 2009. Newly hired sales employees typically take six months to achieve normal productivity. In addition, sales commissions are based on the profitability of the account and revenues and gross profit improved during the six months ended June 30, 2010 as compared to the same period in the prior year.

Professional fees increased $248, or 19.7%, to $1,508 for the six months ended June 30, 2010 as compared to $1,260 for the same period in the prior year, primarily due to approximately $400 in expenses related to the process implemented by the Board of Directors for evaluating strategic alternatives as described above.

Member and restaurant marketing expenses increased by $210 or 16.5% for the six months ended June 30, 2010 compared to the same period in the prior year mainly as a result of increased marketing towards restaurants, increased web marketing and the development and implementation of a new daily specials product in two metropolitan markets. This deal-of-the-day dining program currently offers daily specials of 50% off or more at restaurants in the Houston and Cleveland markets.

Depreciation and amortization costs decreased $287 or 10.2% for the six months ended June 30, 2010 as compared to the same period in the prior year as certain investments in technology supporting the automation of internal processes and general information technology investments matured.

General and administrative expenses increased by $502 or 9.0% for the six months ended June 30, 2010 as compared to the same period in the prior year. The increase was primarily due to investments in sales force productivity tools, increased recruiting expenses from the increase in sales headcount and increased rent expense from the upgrade of our disaster recovery facility.

Other Income and Expense

Interest and other income decreased $9 to $1 for the six months ended June 30, 2010 compared with the same period in the prior year as we changed our bank account to a noninterest bearing account to lower bank fees as the difference is more cost beneficial. Interest expense and financing costs increased $2 to $62 due to an increase in our line of credit fees, partially offset by the amortization of the discounted cash flow recorded during the six months ended June 30, 2009 relating to the California class action lawsuit as discussed in our previously filed Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and some of the Current Reports on Form 8-K.

Income tax provision

Our effective tax rate for the six months ended June 30, 2010 was 38.8% compared with 62.8% for the same period in the prior year. The income tax provision for the six months ended June 30, 2009 included a tax expense of $573, or $0.06 per share, relating to the distribution of employee and director stock awards. We previously recognized a tax benefit relating to such distributions based on the fair value at the date of grant. Upon distribution of the shares, the tax benefit is limited to the fair value of the awards at the date of distribution. As such, we recorded additional tax expense equal to the amount of the deferred tax asset from the cumulative compensation cost that exceeded the actual tax benefit previously recorded.

Net income

Net income was $3,084 for the six months ended June 30, 2010 compared to $1,167 for the six months ended June 30, 2009. The increase in net income between periods was primarily due to an increase in gross profit in the Marketing Services Program and a reduction in the provision for losses expense, partially offset by an increase in operating expenses as we invested in our sales force and sales force productivity tools, the development and implementation of the new daily specials product and expenses associated with the process implemented by the Board of Directors for evaluating strategic alternatives.

Basic weighted average number of shares outstanding decreased to 8,893 for the six months ended June 30, 2010 compared to 9,033 for the same period in the prior year. Diluted weighted average shares outstanding decreased to 9,055 for the six months ended June 30, 2010 compared to 9,094 for the same period in the prior year. The decreases in the basic and diluted weighted average number of shares outstanding was due to the repurchase of shares during 2009 and the six months ended June 30, 2010, partially offset by the issuance of shares upon vesting of restricted stock unit awards.

LIQUIDITY AND CAPITAL RESOURCES

General

Cash and cash equivalents were $12,308 as of June 30, 2010, a decrease of $357 from December 31, 2009. During the six months ended June 30, 2010, net cash provided by operating activities was $2,075 compared to $17,917 during the same period in the prior year. Net cash provided by operating activities during the six months ended June 30, 2010 was primarily due to net income and noncash adjustments to reconcile net income to cash from operations, partially offset by an increase in dining credit purchases. Net cash provided by operating activities during the six months ended June 30, 2009 was primarily due to a decrease in the dining credits portfolio and net income. We implemented disciplined dining credits purchasing policies in late 2007 and further tightened these policies in late 2008 and early 2009, which contributed to the level of cash generated from the dining credits portfolio during the six month ended June 30, 2009. During the last several quarters we increased dining credits purchases with restaurants that we believe have less risk and on restaurants that have established performance histories with us. We utilized cash from operations for the dining credit purchases during the six months ended June 30, 2010. We continue to monitor patterns in consumer spending and economic and credit uncertainties in the restaurant industry and adjust our dining credits purchasing polices accordingly. We intend to continue to utilize our cash by purchasing dining credits while adhering to our purchasing and credit policies.

Net cash used in investing activities was $2,861 and $1,506 for the six months ended June 30, 2010 and 2009, respectively, from our investments in capital expenditures. Capital expenditures consisted principally of continued development of our websites, investments in technology supporting the automation of internal processes and sales force productivity, and general information technology investments. We intend to continue investing in capital expenditures to support member and merchant marketing, customer feedback through member comments and ratings, to ensure ongoing data security and privacy, and to improve our internal processes and operating efficiency.

Net cash provided by financing activities for the six months ended June 30, 2010 was $429 due to the tax benefit from the issuance of stock awards of $572 and exercise of stock options of $10, partially offset by the purchase of a portion of our common stock of $153 at an average price of $10.47 per share. As discussed in Note 8 of this Quarterly Report on Form 10-Q, we established an APIC Pool during the six months ended June 30, 2010 relating to the excess tax benefits from employee and director stock awards. Net cash used in financing activities for the six months ended June 30, 2009 was $4,138 due to the repurchase of a portion of our common stock at an average price of $9.33 per share. As announced on April 22, 2009, the Board of Directors authorized the repurchase of up to $5,000 of common stock pursuant to 10b5-1 trading plans or other available means. The 10b5-1 trading plan under which these purchases were made was terminated on June 9, 2010.

Contractual Obligations and Commitments

We lease facilities under long-term operating leases. These contractual obligations entered into in the ordinary course of business are not required to be reflected in our consolidated balance sheets, but may impact our liquidity. The following table sets forth our future minimum lease payments under non-cancelable operating leases, long-term debt and other contractual obligations and commitments at June 30, 2010:

	Payments Due by Period
Contractual Obligations and Commitments	Total	Remaining Two Quarters of 2010	2011	2012	2013	2014	Thereafter
Vendor contracts	$15,514	$9,024	$5,950	$360	$180	$—	$—
Operating leases	2,186	668	895	423	200	—	—
Revolving credit facility	141	63	78	—	—	—	—

Total	$17,841	$9,755	$6,923	$783	$380	$—	$—

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

The credit facility has financial covenants that we will maintain a minimum ratio of debt to cash flow, fixed charges to borrowed amounts and certain ratios related to our dining credits portfolio. The credit facility contains customary representations, warranties and covenants and includes customary events of default, including a change of control provision. We can offer no assurances that we will be in compliance with all conditions precedent and all representations and warranties at a time when we would like to borrow under the credit facility. Further, we may not be able to borrow the full amount under the credit facility if our dining credits portfolio or adjusted earnings before interest expense, income taxes, depreciation and amortization, as defined in the credit facility, decreases substantially. These limitations currently apply as a result of the size of our dining credits portfolio. At June 30, 2010, $19,683 was available under the terms of the credit facility. The amount of availability under the credit facility may be further limited if we become more conservative in our dining credits purchases in light of current economic conditions and the performance of restaurants on our program or if our earnings decline.

We do not currently have any borrowings outstanding under this credit facility and we were in compliance with all of the covenants under this facility as of June 30, 2010.

Dining Credits

Net dining credits less accounts payable-dining credits was $56,301 at June 30, 2010, an increase of $3,600 from December 31, 2009. Accounts payable-dining credits represent the unfunded portion of the total commitments. The increase between periods in dining credits funded is due primarily to an increase in the purchases of dining credits, a decline in the allowance for doubtful accounts and a decline in the accounts payable-dining credits. As previously discussed, based on our analysis of the performance of individual merchants in our dining credits portfolio, we adjusted our dining credits purchasing policies in the first half of 2009 and again in the second quarter of 2010 to increase the amount of dining credits we purchase from restaurants that meet certain credit guidelines relating to risk, sales volume and length of time in our program and as a result we have seen an increase in our net dining credits balance. In addition, as a result of our disciplined management of our dining credits portfolio, our allowance for unredeemable dining credits has decreased since year end. As we identify merchants that meet our credit guidelines, we have liquidity to grow the dining credits portfolio. We believe that the purchase of future dining credits can generally be funded from cash generated from operations or from the utilization of our revolving credit facility.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates is limited to the exposure related to our revolving credit facility which is tied to market rates. Our revolving credit facility is tied to the Eurodollar rate, which is basically LIBOR, plus an applicable rate. The Eurodollar rate is subject to interest rate risk. However, as of June 30, 2010, there was no outstanding amount under this revolving credit facility.

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

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of Equity Securities by the Issuer

The following table provides information about our repurchases of our common stock during the three months ended June 30, 2010:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
June 1 – June 30, 2010	15	$10.47	474	$220

(1)	Included shares that were purchased by us pursuant to a stock repurchase program approved by our Board of Directors and announced on April 22, 2009 that authorized us to repurchase up to $5,000 of our outstanding common stock pursuant to 10b5-1 trading plans or other available means. The 10b5-1 trading plan under which these purchases were made was terminated on June 9, 2010. The purchases were funded from cash and cash reserves and repurchased shares were deposited into treasury and retained for possible future use.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	Amendment to Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 3.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 333-111390), filed on July 6, 2009.

3.3	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.1	Rewards Network Inc. 2010 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on April 1, 2010.

10.2	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on April 1, 2010.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REWARDS NETWORK INC.

August 5, 2010	/S/ CHRISTOPHER J. LOCKE
Christopher J. Locke Senior Vice President and Chief Financial Officer (Principal Financial Officer and on behalf of the registrant)

Exhibit Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	Amendment to Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 3.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 333-111390), filed on July 6, 2009.

3.3	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.1	Rewards Network Inc. 2010 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on April 1, 2010.

10.2	Form of Restricted Stock Unit Award Agreement is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on April 1, 2010.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer