Form 10-Q
period 2010-09-30
REWARDS NETWORK INC
filed 2010-11-04
CIK 78536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

As of November 3, 2010, there were 8,815,599 shares of the registrant’s common stock, par value $0.02 per share, outstanding.

INDEX

REWARDS NETWORK INC. AND SUBSIDIARIES

REWARDS NETWORK INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item  1 – Financial Statements

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,110	$12,665
Accounts receivable, net of allowance for doubtful accounts of $1,288 and $1,773, respectively	4,065	5,011
Dining credits, net of allowance for unredeemable dining credits of $9,247 and $11,448, respectively	66,055	57,299
Deferred income taxes	4,149	5,152
Prepaid expenses	1,663	1,573
Income taxes receivable	3,455	3,913

Total current assets	91,497	85,613
Property and equipment, net of accumulated depreciation and amortization of $28,150 and $24,440, respectively	8,153	8,231
Other assets	316	282
Goodwill	8,117	8,117
Deferred income taxes	115	597

Total assets	108,198	$102,840

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable—dining credits	$4,354	$4,598
Accounts payable—member benefits	7,396	6,171
Accounts payable—trade	1,461	1,079
Accrued compensation	2,638	3,470
Other current liabilities	2,054	2,139
Deferred membership fee income	334	432

Total liabilities	18,237	17,889

Stockholders’ equity:
Common stock, par value $0.02 per share; authorized 25,000 shares; issued 9,149 shares; outstanding 8,815 and 8,673 shares, respectively	183	183
Additional paid-in capital	68,659	69,280
Accumulated other comprehensive income:
Foreign currency translation, net of income taxes	534	440
Retained earnings	23,707	19,546
Treasury stock, at cost (334 and 476 shares, respectively)	(3,122)	(4,498)

Total stockholders’ equity	89,961	84,951

Total liabilities and stockholders’ equity	108,198	$102,840

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating revenues:
Revenues (gross amounts billed of $50,866, $52,784, $154,919 and $161,329, respectively)	$27,346	$27,523	$82,145	$80,311
Membership fees	239	261	754	804

Total revenues	27,585	27,784	82,899	81,115

Direct expenses:
Member benefits	8,431	8,164	23,606	21,898
Provision for losses	1,074	1,811	2,851	7,249
Processing fees	287	277	855	781

Total direct expenses	9,792	10,252	27,312	29,928

Gross profit	17,793	17,532	55,587	51,187

Operating expenses:
Salaries and benefits	4,438	4,749	14,521	14,199
Sales commissions and expenses	5,084	4,932	16,100	15,025
Professional fees	979	546	2,487	1,806
Member and restaurant marketing	686	637	2,171	1,912
Depreciation and amortization	1,159	1,233	3,690	4,051
General and administrative	2,860	2,454	8,932	8,024

Total operating expenses	15,206	14,551	47,901	45,017

Operating income	2,587	2,981	7,686	6,170

Other income (expense):
Interest and other income	—	7	1	17
Interest expense and financing costs	(31)	(22)	(93)	(82)

Income before income tax provision	2,556	2,966	7,594	6,105

Income tax provision	1,479	1,059	3,433	3,031

Net income	$1,077	$1,907	$4,161	$3,074

Earnings per share of common stock:
Basic	$0.12	$0.22	$0.47	$0.34

Diluted	$0.12	$0.21	$0.46	$0.34

Weighted average number of common and common equivalent shares outstanding:
Basic	8,953	8,764	8,913	8,941

Diluted	9,057	8,924	9,045	9,119

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	(Unaudited)
	2010	2009
Cash flows from operating activities:
Net income	$4,161	$3,074

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,690	4,051
Provision for losses	2,851	7,249
Stock-based compensation	1,565	1,208
Deferred income taxes	1,485	5,286

Changes in assets and liabilities:
Accounts receivable	373	43
Dining credits including accounts payable—dining credits	(11,247)	13,675
Prepaid expenses	(90)	(55)
Income taxes receivable	456	(3,644)
Other assets	(34)	154
Accounts payable—member benefits	1,223	(989)
Accounts payable—trade	(737)	(746)
Accrued compensation	(832)	(989)
Other liabilities	(227)	(520)
Litigation and related accruals	—	(3,164)
Deferred membership fee income	(97)	(237)

Net cash provided by operating activities	2,540	24,396

Cash flows from investing activities:
Additions to property and equipment	(3,614)	(2,275)

Net cash used in investing activities	(3,614)	(2,275)

Cash flows from financing activities:
Common stock repurchased	(153)	(4,138)
Proceeds from the exercise of stock options	10	13
Tax benefit from the issuance of stock awards and exercise of stock options	591	—

Net cash provided by (used in) financing activities	448	(4,125)

Effect of exchange rate on cash and cash equivalents	71	(81)

Net (decrease) increase in cash and cash equivalents	(555)	17,915

Cash and cash equivalents:
Beginning of the period	12,665	9,008

End of the period	$12,110	$26,923

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—

Income taxes	$825	$1,670

See accompanying notes to unaudited condensed consolidated financial statements.

REWARDS NETWORK INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(amounts in thousands, except per share data)

Note 1 – Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these interim financial statements in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments that are of a normal recurring nature necessary to fairly present the financial position of Rewards Network Inc. and its subsidiaries (collectively, the “Company”) at September 30, 2010, the results of operations of the Company for the three and nine months ended September 30, 2010 and 2009 and the cash flows of the Company for the nine months ended September 30, 2010 and 2009 have been made. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 16, 2010. The condensed consolidated balance sheet as of December 31, 2009 is derived from the Company’s audited consolidated financial statements.

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Shares of the Company’s common stock are traded on the NASDAQ under the symbol DINE.

Note 2 – Certain Relationships and Related Party Transactions (square footage not in thousands)

On May 5, 2003, the Company entered into an office lease agreement, which was amended on May 8, 2006 and August 24, 2006, with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, a limited partnership comprised in part of certain trusts. Samstock, L.L.C., the Company’s largest stockholder, is indirectly owned by these trusts. The trustee of these trusts is Chai Trust Company, L.L.C., and Donald J. Liebentritt, the Chairman of the Company’s Board of Directors, is President of Chai Trust Company, L.L.C. The lease, as amended, provides for 28,721 square feet of office space at Two North Riverside Plaza, Chicago, Illinois and has a term from September 1, 2003 through August 31, 2011. The Company paid rent of $143 and $139 for the three months ended September 30, 2010 and 2009, respectively, and $424 and $413 for the nine months ended September 30, 2010 and 2009, respectively, under this agreement.

The Company has entered into three storage space lease agreements with Equity Office Properties Management Corp., the agent for Two North Riverside Plaza Joint Venture Limited Partnership, dated May 6, 2010, October 27, 2006 and October 22, 2003. The leases provide for an aggregate of 1,424 square feet of storage space at Two North Riverside Plaza, Chicago, Illinois. The term of both leases is month-to-month. The Company paid rent of $5 for each of the three months ended September 30, 2010 and 2009, and $14 and $21 for the nine months ended September 30, 2010 and 2009, respectively.

The future minimum rent obligations for the above leases are as follows:

Remaining quarter of 2010	$144
Year ending December 31, 2011	386
Thereafter	—

Total minimum lease payments	$530

Note 3 – Basic and Diluted Net Income per Share

Basic net income per share was computed by dividing net income available to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding for each period presented. Diluted net income per share was computed in the same manner, but adjusts the shares outstanding to reflect the potential dilution that would occur if outstanding stock awards were vested. For periods with potentially dilutive securities, incremental shares and adjustments to net income are determined using the treasury stock method. There were no shares excluded from the weighted average number of common stock equivalents for any of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$1,077	$1,907	$4,161	$3,074

Weighted average number of shares of common stock and common stock equivalents outstanding
Basic	8,953	8,764	8,913	8,941
Stock options and restricted stock	104	160	132	178

Diluted	9,057	8,924	9,045	9,119

Earnings per share
Basic	$0.12	$0.22	$0.47	$0.34

Diluted	$0.12	$0.21	$0.46	$0.34

Note 4 – Business and Credit Concentrations

As of September 30, 2010, the Company had contracts or relationships with seven major airlines that offer frequent flyer miles or credits as rewards, representing more than 50% of the Company’s revenues for the three and nine months ended September 30, 2010 and 2009. In addition to the major airlines, the Company also partners with various other loyalty program providers to offer their members the opportunity to earn rewards. Members of each of the United Airlines, Upromise Inc., American Airlines Inc. and Delta Air Lines programs represented 10% or more of the Company’s revenues for the three and nine months ended September 30, 2010. Members of each of the Upromise Inc., United Airlines and American Airlines Inc. programs represented 10% or more of the Company’s revenues for the three and nine months ended September 30, 2009. The following table illustrates the Company’s partner revenues concentration as a percentage of total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Airlines	59.8%	60.2%	59.7%	59.2%

All partners that each represent 10% or more of sales	65.5%	56.8%	65.6%	58.3%

Note 5 – Minimum Partner and Vendor Obligations

The Company has agreements with various partners and vendors that obligate the Company, among other things, to certain minimum purchases as well as minimum thresholds of marketing activities. These partner and vendor obligations are generally measured over a one to five year period. The Company periodically evaluates whether its minimum obligations with respect to each partner and vendor will be satisfied and records a liability for any estimated shortfall. There were no such liabilities recorded at September 30, 2010. The Company has minimum purchase obligations with these partners and vendors as follows:

Remaining quarter of 2010	$4,585
2011	5,950
2012	360
2013	180
Thereafter	—

Total minimum partner and vendor obligations	$11,075

Note 6 – Comprehensive Income

The Company’s comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$1,077	$1,907	$4,161	$3,074
Other comprehensive income:
Foreign currency translation adjustment	95	252	94	54

Total comprehensive income	$1,172	$2,159	$4,255	$3,128

Note 7 – Cash and Cash Equivalents

Cash and cash equivalents of $12,110 and $12,665 at September 30, 2010 and December 31, 2009, respectively, include overnight repurchase agreements and money market funds with an initial term of less than three months. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Note 8 – Stock Awards

The following table summarizes the Company’s nonvested restricted stock unit award activity for all plans for the nine months ended September 30, 2010.

	Shares	Weighted Average Grant-Date Fair Price
Nonvested at December 31, 2009	451	$12.23

Granted	164	$13.60
Vested	(245)	$11.19
Forfeited	(2)	$12.48
Cancelled	(102)	$15.26

Nonvested at September 30, 2010	266	$12.51

Restricted stock unit awards granted during 2009 and 2010 contain a combination of a performance condition linked to the Company’s performance and a service condition, or a performance and market condition linked to the performance of the Company’s stock price. The performance and service conditions vest over a one to three year service period subject to the achievement of the performance condition. The component containing the performance and market conditions may vest over a period of up to three years. The vesting related to the performance and market conditions for the 2009 grants were met in 2010 upon achievement of the market condition. The stock based compensation expense for the 2009 and 2010 grants are being recognized over a one to three year period. Restricted stock unit awards granted during 2008 generally vest and settle over a three year period based on a service condition. As of September 30, 2010, approximately $776 of total unrecognized compensation costs related to restricted stock unit awards are expected to be recognized over a weighted-average period of approximately 11 months. The vesting period of the 2008 and 2009 grants and the associated stock compensation expense will be accelerated if there is a change in control of the Company as contemplated by the Agreement and Plan of Merger with EGI Acquisition Parent, L.L.C., as discussed in Note 10 of this Quarterly Report on Form 10-Q. The Company recorded $180 and $1,408 of stock compensation expense during the three and nine months ended September 30, 2010, respectively, and $381 and $1,208 of stock compensation expense during the three and nine months ended September 30, 2009 relating to restricted stock units.

In addition, the Company established a pool of additional paid-in capital related to the tax effects of employee and director share-based compensation (“APIC Pool”) of $6 and $576 during the three and nine months ended September 30, 2010, respectively. The APIC pool is available to absorb any future recognized tax deficiencies. The Company calculated the APIC Pool by tracking each award grant on an individual-by-individual and grant-by-grant basis to determine if there is an excess tax benefit or tax deficiency for such award. The Company then compared the fair value expense to the tax deduction received for each grant and aggregated the benefits and deficiencies to establish and maintain the APIC Pool. The Company groups the excess tax benefits from both employee and director stock awards into a single APIC pool.

Note 9 – Stock Repurchase

On April 22, 2009, the Company’s Board of Directors authorized the repurchase of up to $5,000 of the Company’s common stock pursuant to 10b5-1 trading plans or other available means. During the nine months ended September 30, 2010, the Company repurchased 15 shares for $153 pursuant to a 10b5-1 trading plan. The Company purchased a total of 505 shares for $4,790 since the repurchase authorization. Repurchases were dependent on market conditions and other factors. The purchases were funded from cash and cash equivalents and the repurchased shares are maintained as treasury shares for possible future use. The 10b5-1 trading plan was terminated effective June 9, 2010.

Note 10 – Subsequent Event

On October 28, 2010, the Company entered into an Agreement and Plan of Merger with EGI Acquisition Parent, L.L.C., a Delaware limited liability company (“Parent”), and EGI Acquisition, L.L.C., a Delaware limited liability company and a wholly owned subsidiary of Parent (“Purchaser”). Each of Parent and Purchaser are affiliates of Equity Group Investments, L.L.C., a Delaware limited liability company. Under the Agreement and Plan of Merger, Purchaser will offer to acquire all shares of Company common stock not owned by Purchaser through a cash tender offer for $13.75 per share. Purchaser intends to commence the tender offer on or before November 8, 2010. The tender offer will expire 20 business days after the date it commences unless it is extended. Following the expiration of the tender offer, if Purchaser owns at least 90% of the outstanding shares of Company common stock, Purchaser intends to complete the acquisition of the Company through the short-form procedure under Delaware law. In the merger, each outstanding share of Company common stock not tendered and purchased in the tender offer will be converted into the right to receive the same consideration provided in the tender offer.

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

Throughout 2009 and the first three quarters of 2010, we continued to be focused strategically on evolving into the leading provider of marketing services to the restaurant industry while managing the risks in our dining credits portfolio. We sought to improve our marketing services by opening our network to increase interaction among members, restaurants and partners. We believe that opening the network and focusing more aggressively on marketing services will provide us with more opportunities for growth and client retention. As a result of these efforts, as of September 30, 2010, we increased the number of Marketing Services Program restaurants by 951, or 18.3%, as compared to September 30, 2009. During the same period, we increased our active member base by 6.0%, increased the number of completed surveys by 39.3% and increased the number of email addressable members by 10.2%. In the first half of 2009, we also introduced a system that allows restaurants to respond to member feedback from post-dine surveys. These improvements benefit participating restaurants in both the Marketing Services and Marketing Credits Programs.

The growth in the Marketing Services Program has been driven by increased sales focus on this program and improved product features. We remain focused on continuous improvement in the Marketing Services Program because we expect it to be the primary vehicle to drive future revenue and profitability growth. Marketing Services Program revenues for the three months ended September 30, 2010 were 15.6% higher than in the same period in the prior year. While Marketing Services Program revenues increase, total revenues decreased 0.7% for the three months ended September 30, 2010 compared to the same period in the prior year due to a 9.5% decrease in the Marketing Credits Program revenues. The growth in the Marketing Services Program is attractive because it does not require us to put capital at risk and we believe the opportunity to grow this product line is greater than the market opportunity for the Marketing Credits Program.

Our Marketing Credits Program continues to be a significant part of our business. We continually evaluate our dining credits purchasing policies by monitoring the performance of our dining credits portfolio and observing current economic trends facing the restaurant industry. We began to observe the amount of member spend at participating restaurants stabilize during the second quarter of 2009 through the first half of 2010. Based on our observations regarding member spending at our restaurants and our analysis of the performance of individual restaurants in our dining credits portfolio, we modified our approach to purchasing dining credits in the first half of 2009 and again in the second quarter of 2010 to increase the amount of dining credits we purchase from restaurants that meet certain criteria relating to risk, sales volume and length of time in our program. As a result, our net dining credits portfolio increased to $66,055 as of September 30, 2010 from $57,299 as of December 31, 2009 and $55,125 as of September 30, 2009. The number of Marketing Credits Program restaurants decreased by 351, or 7.1%, as of September 30, 2010 from September 30, 2009 and Marketing Credits Program revenues declined 9.5% during the third quarter of 2010 as compared to the prior year period, despite the increase in the net dining credits balance. Although we have fewer merchants in the portfolio than in the prior year, we believe that these merchants are generally more credit worthy merchants than merchants in the prior year period. We believe that our dining credits portfolio substantially reflects our more conservative policies as evidenced by the reduction in the provision for losses expense.

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

Operating expenses during the nine months ended September 30, 2010 increased as compared to the same period in the prior year as we continued to invest in opportunities to accelerate growth, including an increase in headcount, and the development and testing of a new daily specials product in two metropolitan markets. In addition, we incurred $467 and $879 for the three and nine months ended September 30, 2010, respectively, in expenses related to the previously announced process implemented by the Board of Directors of the Company to evaluate indications of interest received from parties potentially interested in pursuing a strategic transaction with the Company and other strategic alternatives.

We continue to focus on growing our Marketing Services Program, disciplined management of our dining credits portfolio, increasing member engagement and activity and having a disciplined approach to managing operating expenses. We believe that these initiatives will contribute to growth and improve our cash flow generation and stockholder value. The implementation of these initiatives to date has resulted in positive operating cash flow, improved return on assets, improved profitability and an increase in total revenues. We currently do not have any borrowings outstanding under our credit facility and continue to operate on a debt-free basis.

During the fourth quarter of 2009, we revised our revenue presentation in the statement of operations from reporting gross revenues to presenting revenues net of the redemption of dining credits, as described further in Note 2 of the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Allowance for Unredeemable Dining Credits and Doubtful Accounts

We provide allowances for unredeemable dining credits and doubtful accounts receivables based on our estimate of losses that would result from the inability of participating restaurants to remain in business, their unwillingness to honor their obligations relating to dining credits and accounts receivables or our inability to generate sufficient member traffic to utilize the dining credits. We take on risk when purchasing dining credits from a restaurant, in part, because we retain the risk that we will be unsuccessful in marketing the restaurant to members and providing adequate incentives for members to dine at the restaurant or that members will not dine at the restaurant as frequently as we expect or indeed enough to use all of the dining credits that we purchased. There is no term to our agreement with the restaurant and if members do not dine at the restaurant, we have no recourse to the restaurant for recovery of the dining credits. In addition, a restaurant may repurchase from us at any time the dining credits at their original cost. If the financial condition of our restaurant base were to deteriorate beyond our expectations, resulting in participating restaurants’ inability to provide food, beverage, goods and services to members and thereby reducing the redemption of dining credits, if restaurants are unwilling or otherwise unable to honor their obligations relating to dining credits or accounts receivable in greater numbers than we expect, or if we are unable to successfully market our restaurant base to our members, additional allowances for unredeemable dining credits and doubtful accounts receivable may be required.

We apply a reserve rate to dining credits based upon certain characteristics, such as whether the account has been referred for legal collection, the date of the last payment received, whether our attempt to debit the restaurant’s bank account for payments due to us has been rejected and whether such rejected debit has been resolved, the restaurant owner’s personal credit score and the expected usage period of the dining credits. The reserve rate for each account is based upon historical charge-off experience with accounts with similar characteristics. We also provide for specifically identified accounts and for dining credit balances that are large or slow moving. Losses are reduced by recoveries of dining credits previously written off. Account balances are written off against the allowance once we conclude that a restaurant is unwilling or unable to honor their obligation relating to dining credits or if we are unable to successfully market the restaurant to our members. Subsequent to the account being written off, we may continue to pursue recovery efforts.

We will continue to review our reserve rates on a regular basis based upon historical write off rates and may adjust reserve rates based on changes in the nature of our business, risk considerations, economic conditions, actual write off rates or other factors. We also adjust our dining credits purchases based upon trends we see in the industry. We are continuing our disciplined approach to purchasing dining credits that we implemented beginning in mid-2008 which we have modified periodically since then in response to trends that we observe from analyzing both our data and data on the restaurant industry generally. We will continue to monitor these trends and review and modify our reserve rates if deemed necessary.

Deferred Tax Assets Valuation Allowance

We record a valuation allowance to reduce our deferred tax assets to reflect the amount that we believe is more likely than not to be realized. We consider future taxable income and available tax planning strategies in assessing the need for a valuation allowance. In the event we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which such determination is made. As of September 30, 2010, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset.

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

We apply Accounting Standards Codification (“ASC”) 350-10, “Intangibles-Goodwill and Other,” the current standard for periodic assessment of the carrying value of intangible assets, including goodwill. We assess the carrying value of goodwill and any indefinite life intangible assets recognized in connection with our previous acquisitions using a two-step approach based on applicable reporting units. We report under a single reporting segment and our goodwill analysis is measured under one reporting unit. The carrying value of our goodwill as of September 30, 2010 was $8,117.

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

RESULTS OF OPERATIONS – COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The following table illustrates the relationship between revenue and expense categories for the three months ended September 30, 2010 and 2009. These percentages have been rounded to the nearest tenth.

	Percentage of Revenues for the Three Months Ended September 30,
	2010	2009
Total revenues	100.0	100.0
Member benefits	30.6	29.4
Provision for losses	3.9	6.5
Processing fees	1.0	1.0

Gross profit	64.5	63.1

Salaries and benefits	16.1	17.1
Sales commission and expenses	18.4	17.8
Professional fees	3.6	2.0
Member and restaurant marketing expenses	2.5	2.3
Depreciation and amortization	4.2	4.4
General and administrative expenses	10.4	8.8

Total operating expenses	55.1	52.4

Operating income	9.4	10.7

Other expense, net	0.1	0.1

Income before income tax provision	9.3	10.7

Income tax provision	5.4	3.8

Net income	3.9	6.9

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

	For The Three Months Ended September 30,
	2010				2009
	Marketing Credits Program	Marketing Services Program	Membership Fees	Total	Marketing Credits Program	Marketing Services Program	Membership Fees	Total
Restaurant count as of September 30, 2010 and 2009, respectively	4,569	6,152		10,721	4,920	5,201		10,121
Number of qualified transactions(1)	1,290	1,719		3,009	1,311	1,436		2,747
Average transaction amount(1)	$44.35	$44.79		$44.60	$44.60	$46.69		$45.70

Qualified transaction amount(1)	$57,208	$76,995		$134,203	$58,473	$67,053		$125,526
Rewards Network percentage share of qualified transaction amount(1) (2)	69.3%	14.6%		37.9%	73.7%	14.5%		42.1%
Rewards Network share of qualified transaction amount and membership fees(1)	$39,646	$11,219	$239	$51,104	$43,082	$9,702	$261	$53,045
Redemption of dining credits(1)	$23,519	$—	$—	$23,519	$25,261	$—	$—	$25,261

Total revenues	$16,127	$11,219	$239	$27,585	$17,821	$9,702	$261	$27,784

Revenue as a percentage of qualified transaction amount(1) (2)	28.2%	14.6%		20.4%	30.5%	14.5%		21.9%

Member benefits	$2,791	$3,025	$—	$5,816	$2,410	$2,795	$—	$5,205
Bonus rewards	$634	$838	$—	$1,472	$830	$986	$—	$1,816
Partner commissions	$520	$623	$—	$1,143	$563	$580	$—	$1,143

Total member benefits	$3,945	$4,486	$—	$8,431	$3,803	$4,361	$—	$8,164
Provision for losses	$1,074	$—	$—	$1,074	$1,811	$—	$—	$1,811
Processing fees	$130	$157	$—	$287	$128	$149	$—	$277

Gross profit	$10,978	$6,576	$239	$17,793	$12,079	$5,192	$261	$17,532

Gross profit as a percentage of total revenues(1)	68.1%	58.6%	100.0%	64.5%	67.8%	53.5%	100.0%	63.1%

(1)	Supplemental operating and statistical data. See the following paragraph for a complete description.
(2)	Total percentages exclude membership fees.

In analyzing revenues, we consider Rewards Network share of qualified transaction amount, which represents the amount we retain from each transaction. In reviewing Rewards Network share of qualified transaction amount, we focus on the following key metrics: restaurant count, qualified transaction amount, Rewards Network percentage share of qualified transaction amount and revenue as a percentage of qualified transaction amount. Restaurant count is the number of restaurants active in our program at the end of each period. Qualified transaction amount represents the gross total dollar value of all member dining transactions that qualify for a benefit. Rewards Network percentage share of qualified transaction amount represents the percentage of the qualified transaction amount that we retain. The related statistical measures (number of qualified transactions, average transaction amount, Rewards Network percentage share of qualified transaction amount and revenue as a percentage of qualified transaction amount) are components of the qualified transaction amount. These supplemental financial measures provide useful information because they are important factors that affect our revenues. We use these supplemental financial measures in analyzing operating results and managing the business.

Ending restaurant count as of September 30, 2010 was 10,721 compared to 10,121 as of September 30, 2009, an increase of 5.9%. The increase in total restaurant count was driven by an 18.3% increase in Marketing Services Program restaurants to 6,152 restaurants, partially offset by a 7.1% decrease in Marketing Credits Program restaurants to 4,569 restaurants.

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

The composition of the dining credits portfolio has shifted since the third quarter of 2008 both towards restaurant segments that have been impacted less by the current economic environment and towards restaurants that not only meet our risk standards but also that perform well on our program. While the number of Marketing Credit restaurants declined, during the third quarter of 2010, our net dining credits portfolio balance grew with purchases from restaurants that met our risk standards and we retained restaurants that performed well in our program.

We continually evaluate our dining credits purchasing policies by monitoring the performance of our dining credits portfolio and observing current economic trends facing the restaurant industry. Based on our analysis of economic trends and the performance of individual restaurants in our dining credits portfolio, we adjusted our dining credits purchasing policies beginning the second quarter of 2009 to purchase more dining credits from restaurants who met certain criteria relating to risk, sales volume and length of time in our program. As a result our net dining credits usage period increased to 8.4 months as of September 30, 2010 from 6.5 as of September 30, 2009. In addition, the disciplined management and the performance of the dining credits portfolio has resulted in a significant reduction in the provision for losses expense. As a result of the increased usage period and our targeted effort in 2010 to increase the level of dining credits we purchase, our net dining credits balance as of September 30, 2010 increased by $6,696 from June 30, 2010 and by $8,756 from December 31, 2009 to $60,055.

Qualified transaction amount at our participating restaurants increased $8,677, or 6.9%, to $134,203 for the three months ended September 30, 2010 from $125,526 for the same period in the prior year as a result of the increase in restaurant count and an increase in the number of qualified transactions, partially offset by a decrease in average transaction amount. The number of qualified transactions increased 262 or 9.5% for the three months ended September 30, 2010 compared to the same period in the prior year. Average transaction amount decreased by $1.10, or 2.4%, to $44.60 for the three months ended September 30, 2010 from $45.70 in the prior year.

Rewards Network percentage share of qualified transaction amount decreased to 37.9% for the three months ended September 30, 2010 compared to 42.1% the three months ended September 30, 2009 primarily due to a higher proportion of restaurants participating in the Marketing Services Program as well as a decrease in the Marketing Credits Program share of qualified transaction amount. The Marketing Services Program percentage share of qualified transaction amount increased to 14.6% for the three months ended September 30, 2010 compared to 14.5% for the same period in the prior year. The Marketing Credits Program percentage share of qualified transaction amount decreased to 69.3% during the three months ended September 30, 2010 compared to 73.7% for the same period in the prior year as we purchased dining credits at less of a discount between periods. This decrease resulted in a longer net dining credits usage period.

Rewards Network share of qualified transaction amount and membership fees for three months ended September 30, 2010 decreased 3.7% to $51,104 for the three months ended September 30, 2010 compared to $53,045 for the same period in the prior year, primarily due to a $3,436 or 8.0% decrease in Marketing Credits Program share of qualified transaction amount, partially offset by a $1,517 or 15.6% increase in the Marketing Services Program share of qualified transaction amount. Marketing Credits Program share of qualified transaction amount decreased as a result of fewer Marketing Credits Program restaurants participating in our program and a decline in average transaction amount. Membership fees, which relate to our proprietary cash back program, iDine, decreased 8.4% due to a decline in fee paying members and the impact of an earn-your-dues dining program in which members earn their annual fees through the reduction of their cash back rewards savings. Beginning in mid-2008, we introduced a new membership program that eliminated fees for certain members. We expect membership fees to decline as more members enroll in the no-fee program. However, we also expect the member benefits paid to these iDine members to decline as a result of changes made to the program. Marketing Services Program share of qualified transaction amount increased as a result of a higher number of Marketing Services Program restaurants. This was partially offset by a decrease in average transaction amount and product price decreases.

Redemption of dining credits as a percent of Rewards Network share of qualified transaction amount and membership fees decreased to 46.0% for the three months ended September 30, 2010, compared to 47.6% for the same period in the prior year. This decrease was due to a shift towards restaurants participating in the Marketing Services Program, which has no redemption of dining credits. Redemption of dining credits as a percent of Rewards Network share of the Marketing Credits Program qualified transactions amount increased to 59.3% for the three months ended September 30, 2010, compared to 58.6% for the three months ended September 30, 2009. The increase in redemption of dining credits compared to Marketing Credits Program share of qualified transaction amount was due to lower prices on the Marketing Credits Program. We believe the reduction in risk and increase in usage period outweighs the decrease in price as evidenced by the decline in the provision for losses.

Total revenues decreased $199 or 0.7% to $27,585 for the three months ended September 30, 2010 compared to the same period in the prior year primarily as a result of a decrease in the number of Marketing Credits Program restaurants and a decrease average transaction amount, partially offset by an increase in the Marketing Services Program restaurant count.

Revenues as a percentage of qualified transaction amount decreased to 20.4% for the three months ended September 30, 2010 from 21.9% for the same period in the prior year. The decrease was primarily due to a shift in mix towards our Marketing Services Program and fewer Marketing Credits Program restaurants participating in our program.

Member benefits expense increased to 30.6% of total revenues for the three months ended September 30, 2010 compared with 29.4% of total revenues for the same period in the prior year. The increase in member benefit expense as a percentage of total revenues was primarily due to a shift towards Marketing Services Program revenues. The Marketing Services Program has a higher member benefit expense as a percentage of revenues. Member benefit expense for the Marketing Services Program as a percentage of Marketing Services Program revenues decreased to 40.0% for the three months ended September 30, 2010 from 44.9% for the same period in the prior year. Member benefit expense for the Marketing Credits Program as a percentage of Marketing Credits Program revenues increased to 24.5% for the three months ended September 30, 2010 as compared with 21.3% for the same period in the prior year. We have leveraged our member incentives to influence enrollment, obtain more email addresses and completed surveys and increase dining frequency and spend. As a result, during the three months ended September 30, 2010 we increased the number of active members by 6.0%, increased the number of completed surveys by 39.3% and increased the number of email addressable members by 10.2% over the prior year period.

The provision for losses expense decreased to $1,074 or 3.9% of total revenues and 6.7% of Marketing Credits Program revenues for the three months ended September 30, 2010 compared with $1,811 or 6.5% of total revenues and 10.2% of Marketing Credits Program revenues for the same period in the prior year. The allowance for unredeemable dining credits as a percentage of the gross dining credits balance decreased to 12.3% as of September 30, 2010 from 16.7% as of December 31, 2009 and 19.9% as of September 30, 2009. The decline in the allowance for unredeemable dining credits as a percentage of the gross dining credits balance is a reflection of our disciplined management of the dining credits portfolio. We have focused our dining credits purchases towards restaurants that we believe have less risk and on restaurants that have established performance histories with us. We believe that the reserve balance is appropriate based upon our estimates for unredeemable dining credits.

Processing fees slightly increased to $287 or 1.0% of total revenues for the three months ended September 30, 2010 from $277 or 1.0% of total revenues for the same period in the prior year. The increase was primarily due to a shift towards Marketing Services Program revenues. Processing fees are driven by the number of credit card transactions at participating restaurants. Processing fees as a percentage of qualified transaction amount remained consistent between periods at 0.2%.

Gross profit increased to 64.5% of total revenues for the three months ended September 30, 2010 as compared to 63.1% of total revenues for the same period in the prior year. The increase in gross profit as a percentage of total revenues was due to improved profitability of the Marketing Services Program and a decrease in the provision for losses expense. Gross profit increased $261 or 1.5% to $17,793 for the three months ended September 30, 2010, as compared to $17,532 for the same period in the prior year mainly due to an increase in Marketing Services Program revenue and the reduction in loss provision expense.

Operating Expenses

Salaries and benefits decreased $311 or 6.5% to $4,438 for the three months ended September 30, 2010 from $4,749 for the same period in the prior year primarily due to a reduction in incentive and stock compensation expenses, partially offset by an increase in headcount.

Sales commissions and expenses include sales force salaries and benefits, commissions, travel costs and training. Sales commissions and expenses increased to 18.4% of total revenues for the three months ended September 30, 2010 compared to 17.8% of total revenues for the same period in the prior year primarily due to an increase in sales headcount and an increase in sales commissions, partially offset by a reduction in incentive compensation expense. We added additional sales employees during the fourth quarter of 2009 and the first half of 2010. Newly hired sales employees typically take nine months to achieve normal productivity. In addition, sales commissions are based on the profitability of the account and gross profit improved during the three months ended September 30, 2010 as compared to the same period in the prior year.

Professional fees increased $433, or 79.3%, to $979 for the three months ended September 30, 2010 as compared to $546 for the same period in the prior year. As previously announced on June 9, 2010, a special committee of independent directors of the Board of Directors is evaluating indications of interest received from parties potentially interested in pursuing a strategic transaction with the Company and other strategic alternatives. We incurred $467 in expenses related to this process during the three months ended September 30, 2010. There was no such expense during the three months ended September 30, 2009.

Member and restaurant marketing expenses increased $49 or 7.7% for the three months ended September 30, 2010 compared to the same period in the prior year mainly as a result of the development and implementation of a new daily specials product in two metropolitan markets, found at www.idinedeals.com. This was partially offset by a reduction in other general marketing expenses.

Depreciation and amortization costs decreased $74 or 6.0% for the three months ended September 30, 2010 as compared to the same period in the prior year as certain investments in technology supporting the automation of internal processes and general information technology investments became fully depreciated.

General and administrative expenses increased by $406 or 16.5% for the three months ended September 30, 2010 as compared to the same period in the prior year primarily due to increased recruiting expenses from the increase in sales and administrative headcount, increased rent expense from the upgrade of our disaster recovery facility, increased telephone expense and an increase in severance expense.

Other Income and Expense

There was no interest and other income recorded during the three months ended September 30, 2010 as compared to $7 in the same period in the prior year as we changed our bank account to a noninterest bearing account to lower bank fees as the difference is more cost beneficial. Interest expense and financing costs increased $9 to $31 due to an increase in our line of credit fees.

Income tax provision

Our effective tax rate for the three months ended September 30, 2010 was 57.9% compared with 35.7% for the same period in the prior year primarily due to the impact of a change in our annual election relating to foreign taxes. Based on our estimated foreign source income, we elected to take a foreign tax deduction rather than a foreign tax credit as in the prior year period. In addition, the three months ended September 30, 2010 includes an adjustment relating to this change in election as a result of filing the 2009 tax return.

Net income

Net income decreased $830 to $1,077 for the three months ended September 30, 2010 compared with $1,907 for the same period in the prior year primarily due to an increase in operating expenses and a higher effective tax rate, partially offset by a decrease in the provision for losses.

Basic weighted average number of shares outstanding increased to 8,953 for the three months ended September 30, 2010 compared to 8,764 for the same period in the prior year. Diluted weighted average shares outstanding increased to 9,057 for the three months ended September 30, 2010 compared to 8,924 for the same period in the prior year. The increase in the basic and weighted average number of shares outstanding was due to the issuance of shares upon vesting of restricted stock unit awards, partially offset by the repurchase of shares during 2010.

RESULTS OF OPERATIONS – COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The following table illustrates the relationship between revenue and expense categories for the nine months ended September 30, 2010 and 2009. These percentages have been rounded to the nearest tenth.

	Percentage of Revenues for the Nine Months Ended September 30,
	2010	2009
Total revenues	100.0	100.0
Member benefits	28.5	27.0
Provision for losses	3.4	8.9
Processing fees	1.0	1.0

Gross profit	67.1	63.1

Salaries and benefits	17.5	17.5
Sales commission and expenses	19.4	18.5
Professional fees	3.0	2.2
Member and restaurant marketing expenses	2.6	2.4
Depreciation and amortization	4.5	5.0
General and administrative expenses	10.8	9.9

Total operating expenses	57.8	55.5

Operating income	9.3	7.6

Other expense, net	0.1	0.1

Income before income tax provision	9.2	7.5

Income tax provision	4.1	3.7

Net income	5.0	3.8

Operating Revenues

The following table sets forth for the periods presented total revenues, direct expenses and certain other information for each of our two programs.

	For The Nine Months Ended September 30,
	2010				2009
	Marketing Credits Program	Marketing Services Program	Membership Fees	Total	Marketing Credits Program	Marketing Services Program	Membership Fees	Total
Restaurant count as of September 30, 2010 and 2009, respectively	4,569	6,152		10,721	4,920	5,201		10,121
Number of qualified transactions(1)	3,871	4,814		8,685	4,205	3,476		7,681
Average transaction amount(1)	$44.99	$45.90		$45.49	$43.72	$45.98		$44.74

Qualified transaction amount(1)	$174,157	$220,967		$395,124	$183,857	$159,826		$343,683
Rewards Network percentage share of qualified transaction amount(1) (2)	70.5%	14.5%		39.2%	74.8%	14.9%		46.9%
Rewards Network share of qualified transaction amount and membership fees(1)	$122,773	$32,145	$754	$155,672	$137,547	$23,782	$804	$162,133
Redemption of dining credits(1)	$72,773	$—	$—	$72,773	$81,018	$—	$—	$81,018

Total revenues	$50,000	$32,145	$754	$82,899	$56,529	$23,782	$804	$81,115

Revenue as a percentage of qualified transaction amount(1) (2)	28.7%	14.5%		20.8%	30.7%	14.9%		23.4%

Member benefits	$7,543	$8,589	$—	$16,132	$8,569	$7,001	$—	$15,570
Bonus rewards	$1,785	$2,272	$—	$4,057	1,488	1,470	$—	2,958
Partner commissions	$1,606	$1,811	$—	$3,417	1,868	1,502	$—	3,370

Total member benefits	$10,934	$12,672	$—	$23,606	$11,925	$9,973	$—	$21,898
Provision for losses	$2,851	—	$—	$2,851	$7,249	$—	$—	$7,249
Processing fees	$385	$470	$—	$855	$417	$364	$—	$781

Gross profit	$35,830	$19,003	$754	$55,587	$36,938	$13,445	$804	$51,187

Gross profit as a percentage of total revenues(1)	71.7%	59.1%	100.0%	67.1%	65.3%	56.5%	100.0%	63.1%

(1)	Supplemental operating and statistical data. See the comparison of the three months ended September 30, 2010 and 2009 for a complete description.
(2)	Total percentages exclude membership fees.

Ending restaurant count as of September 30, 2010 was 10,721 compared to 10,121 as of September 30, 2009, an increase of 5.9%. The increase in total restaurant count was driven by an 18.3% increase in Marketing Services Program restaurants to 6,152 restaurants, partially offset by a 7.1% decrease in Marketing Credits Program restaurants to 4,569 restaurants.

Qualified transaction amount at our participating restaurants increased $51,441, or 15.0%, to $395,124 for the nine months ended September 30, 2010 compared to $343,683 for the same period in the prior year as a result of the increase in restaurant count, an increase in the number of qualified transactions and an increase in average transaction amount. The number of qualified transactions increased 1,004 or 13.1% for the nine months ended September 30, 2010 compared to the same period in the prior year. Average transaction amount increased by $0.75, or 1.7%, to $45.49 for the nine months ended September 30, 2010 from $44.74 in the prior year. We believe that the improvement in qualified transactions and average transaction amount is a result of an improved consumer spending environment during the first half of 2010 and an increase in restaurant count as compared to the prior year. However, we remain cautious about the current conditions in the restaurant industry as we saw average transaction amount decline during the third quarter of 2010.

Rewards Network percentage share of qualified transaction amount decreased to 39.2% for the nine months ended September 30, 2010 compared to 46.9% for the same period in the prior year due to a higher proportion of restaurants participating in the Marketing Services Program as well as a decrease in percentages of both programs. The Marketing Services Program percentage share of qualified transaction amount decreased to 14.5% for the nine months ended September 30, 2010 compared to 14.9% for the same period in the prior year as we lowered the pricing of this product to accommodate the needs of restaurants in this difficult economic environment during 2009. The Marketing Credits Program percentage share of qualified transaction amount decreased to 70.5% during the nine months ended September 30, 2010 compared to 74.8% for the same period in the prior year as we purchased dining credits at less of a discount.

Rewards Network share of qualified transaction amount and membership fees for nine months ended September 30, 2010 of $155,672 decreased 4.0% as compared with $162,133 for the same period in the prior year, primarily due to a 10.7% decrease in Marketing Credits Program share of qualified transaction amount, partially offset by a 35.2% increase in the Marketing Services Program share of qualified transaction amount. Marketing Credits Program share of qualified transaction amount decreased as a result of fewer Marketing Credits Program restaurants participating in our program, partially offset by an increase in average transaction amount. Membership fees decreased $50 due to a decline in fee paying members and the impact of an earn-your-dues dining program in which members earn their annual fees through the reduction of their cash back rewards savings. Beginning in mid-2008, we introduced a membership program that eliminated fees for certain members. We expect membership fees to decline as more members enroll in the no-fee program. Marketing Services Program share of qualified transaction amount increased as a result of a higher number of Marketing Services Program restaurants and an increase in average transaction amount, partially offset by product price decreases.

Redemption of dining credits as a percent of qualified transactions amount decreased to 46.7% of Rewards Network share of qualified transaction amount for the nine months ended September 30, 2010, compared to 50.0% for the same period in the prior year. The decrease in redemption of dining credits compared to Rewards Network share of qualified transaction amount was due to a shift towards restaurants participating in the Marketing Services Program, which has no redemption of dining credits. Redemption of dining credits as a percent of our share of Marketing Credits Program qualified transactions amount increased to 59.3% for the nine months ended September 30, 2010, compared to 58.9% for the same period in the prior year. The increase in redemption of dining credits compared to Marketing Credits Program share of qualified transaction amount was due to lower prices on the Marketing Credits Program. We believe the reduction in risk and increase in usage period between periods outweighs the decrease in price as evidenced by the decline in the provision for losses.

Total revenues increased $1,784 or 2.2% to $82,899 for the nine months ended September 30, 2010 compared to the same period in the prior year primarily as a result of an increase in the number of Marketing Services Program restaurants, an increase in qualified transaction amount in the Marketing Services Program and an increase in average transaction amount, partially offset by a decline in the Marketing Credits Program restaurant count.

Revenues as a percentage of qualified transaction amount decreased to 20.8% for the nine months ended September 30, 2010 from 23.4% for the same period in the prior year. The decrease was primarily due to a shift in mix towards our Marketing Services Program and fewer Marketing Credits Program restaurants participating in our program.

Member benefits expense increased to 28.5% of total revenues for the nine months ended September 30, 2010 compared with 27.0% of total revenues for the same period in the prior year. The increase in member benefit expense as a percentage of total revenues was due to a shift towards Marketing Services Program revenues and additional member bonus expense. The Marketing Services Program has a higher member benefit expense as a percentage of revenues. Member benefit expense for the Marketing Services Program as a percentage of Marketing Services Program revenues decreased to 39.4% for the nine months ended September 30, 2010 from 41.9% for the same period in the prior year. Member benefit expense for the Marketing Credits Program as a percentage of Marketing Credits Program revenues also decreased to 21.9% for the nine months ended September 30, 2010 as compared with 21.1% for the same period in the prior year. As previously discussed, we have leveraged our member incentives to influence enrollment, obtain more email addresses and completed surveys and increase dining frequency and spend.

The provision for losses expense decreased to $2,851 or 3.4% of total revenues and 5.7% of Marketing Credits Program revenues for the nine months ended September 30, 2010 compared with $7,249 or 8.9% of total revenues and 12.8% of Marketing Credits Program revenues for the same period in the prior year. The decline in the provision for losses is a reflection of our continued disciplined management of the dining credits portfolio.

Processing fees increased to $855 or 1.0% of total revenues for the nine months ended September 30, 2010 from $781 or 1.0% of total revenues for the same period in the prior year. The increase was primarily due to a shift towards Marketing Services Program revenues. Processing fees are driven by the number of credit card transactions at participating restaurants. Processing fees as a percentage of qualified transaction amount remained consistent between periods at 0.2%.

Gross profit increased to 67.1% of total revenues for the nine months ended September 30, 2010 as compared to 63.1% of total revenues for the same period in the prior year. The increase in gross profit as a percentage of total revenues was due to improved profitability of our Marketing Services Program and a decrease in the provision for losses expense. Gross profit increased $4,400 or 8.6% to $55,587 for the nine months ended September 30, 2010 as compared to $51,187 for the same period in the prior year mainly due to an increase in Marketing Services Program revenue and the reduction in loss provision expense.

Operating Expenses

Salaries and benefits increased $322 or 2.3% to $14,521 for the nine months ended September 30, 2010 from $14,199 for the same period in the prior year primarily due to an increase in stock compensation expense and an increase in headcount, partially offset by a decline in incentive compensation expense.

Sales commissions and expenses include sales force salaries and benefits, commissions, travel costs and training. Sales commissions and expenses increased to 19.4% of total revenues for the nine months ended September 30, 2010 compared to 18.5% of total revenues for the same period in the prior year due to an increase in sales headcount and an increase in sales commissions, partially offset by a decrease in incentive compensation expense. During the fourth quarter of 2009 through the first half of 2010 we hired additional sales account executives. Newly hired sales employees typically take nine months to achieve normal productivity. In addition, sales commissions are based on the profitability of the account and revenues and gross profit improved during the nine months ended September 30, 2010 as compared to the same period in the prior year.

Professional fees increased $681, or 37.7%, to $2,487 for the nine months ended September 30, 2010 as compared to $1,806 for the same period in the prior year, primarily due to $879 in expenses related to the process implemented by the Board of Directors for evaluating strategic alternatives as described above.

Member and restaurant marketing expenses increased by $259 or 13.5% for the nine months ended September 30, 2010 compared to the same period in the prior year mainly as a result of increased marketing towards restaurants, increased web marketing and the development and testing of a new daily specials product in two metropolitan markets.

Depreciation and amortization costs decreased $361 or 8.9% for the nine months ended September 30, 2010 as compared to the same period in the prior year as certain investments in technology supporting the automation of internal processes and general information technology investments became fully depreciated.

General and administrative expenses increased by $908 or 11.3% for the nine months ended September 30, 2010 as compared to the same period in the prior year. The increase was primarily due to increased recruiting expenses and travel expense from the increase in headcount, increased rent expense from the upgrade of our disaster recovery facility and increased severance expense.

Other Income and Expense

Interest and other income decreased $16 to $1 for the nine months ended September 30, 2010 compared with the same period in the prior year as we changed our bank account to a noninterest bearing account to lower bank fees as the difference is more cost beneficial. Interest expense and financing costs increased $11 to $93 due to an increase in our line of credit fees, partially offset by the amortization of the discounted cash flow recorded during the nine months ended September 30, 2009 relating to the California class action lawsuit as discussed in our previously filed Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and some of the Current Reports on Form 8-K.

Income tax provision

Our effective tax rate for the nine months ended September 30, 2010 was 45.2% compared with 49.6% for the same period in the prior year. The income tax provision for the nine months ended September 30, 2009 included a tax expense of $573, or $0.06 per share, relating to the distribution of employee and director stock awards. We previously recognized a tax benefit relating to such distributions based on the fair value at the date of grant. Upon distribution of the shares, the tax benefit is limited to the fair value of the awards at the date of distribution. As such, we recorded additional tax expense equal to the amount of the deferred tax asset from the cumulative compensation cost that exceeded the actual tax benefit previously recorded.

Net income

Net income was $4,161 for the nine months ended September 30, 2010 compared to $3,074 for the nine months ended September 30, 2009. The increase in net income between periods was primarily due to an increase in gross profit in the Marketing Services Program and a reduction in the provision for losses expense, partially offset by an increase in operating expenses as we invested in our sales force and sales force productivity tools, the development and implementation of the new daily specials product and we incurred expenses associated with the process implemented by the Board of Directors for evaluating strategic alternatives.

Basic weighted average number of shares outstanding decreased to 8,913 for the nine months ended September 30, 2010 compared to 8,941 for the same period in the prior year. Diluted weighted average shares outstanding decreased to 9,045 for the nine months ended September 30, 2010 compared to 9,119 for the same period in the prior year. The decreases in the basic and diluted weighted average number of shares outstanding was due to the repurchase of shares during 2009 and the nine months ended September 30, 2010, partially offset by the issuance of shares upon vesting of restricted stock unit awards.

LIQUIDITY AND CAPITAL RESOURCES

General

Cash and cash equivalents were $12,110 as of September 30, 2010, a decrease of $555 from December 31, 2009. During the nine months ended September 30, 2010, net cash provided by operating activities was $2,540 compared to $24,396 during the same period in the prior year. Net cash provided by operating activities during the nine months ended September 30, 2010 was primarily due to net income and noncash adjustments to reconcile net income to cash from operations, partially offset by an increase in dining credit purchases. Net cash provided by operating activities during the nine months ended September 30, 2009 was primarily due to a decrease in the dining credits portfolio and net income. We implemented disciplined dining credits purchasing policies in late 2007 and further tightened these policies in late 2008 and early 2009, which contributed to the level of cash generated from the dining credits portfolio during the nine month ended September 30, 2009. During the last several quarters we increased dining credits purchases with restaurants that we believe have less risk and on restaurants that have established performance histories with us. We utilized cash from operations for the dining credits purchases during the nine months ended September 30, 2010. We continue to monitor patterns in consumer spending and economic and credit conditions in the restaurant industry and adjust our dining credits purchasing polices accordingly. We intend to continue to utilize our cash by purchasing dining credits while adhering to our purchasing and credit policies.

Net cash used in investing activities was $3,614 and $2,275 for the nine months ended September 30, 2010 and 2009, respectively, from our investments in capital expenditures. Capital expenditures consisted principally of continued development of our websites, investments in technology supporting the automation of internal processes and sales force productivity, and general information technology investments. We intend to continue investing in capital expenditures to support member and merchant marketing, customer feedback through member comments and ratings, to ensure ongoing data security and privacy, and to improve our internal processes and operating efficiency.

Net cash provided by financing activities for the nine months ended September 30, 2010 was $448 due to the tax benefit from the issuance of stock awards of $591 and exercise of stock options of $10, partially offset by the purchase of a portion of our common stock of $153 at an average price of $10.47 per share. As discussed in Note 8 of this Quarterly Report on Form 10-Q, the tax benefit from the issuance of stock awards was due to the APIC Pool established during the nine months ended September 30, 2010 relating to the excess tax benefits from employee and director stock awards. Net cash used in financing activities for the nine months ended September 30, 2009 was $4,138 due to the repurchase of a portion of our common stock at an average price of $9.33 per share. As announced on April 22, 2009, the Board of Directors authorized the repurchase of up to $5,000 of common stock pursuant to 10b5-1 trading plans or other available means. The 10b5-1 trading plan under which these purchases were made was terminated on June 9, 2010.

Contractual Obligations and Commitments

We lease facilities under long-term operating leases. These contractual obligations entered into in the ordinary course of business are not required to be reflected in our consolidated balance sheets, but may impact our liquidity. The following table sets forth our future minimum lease payments under non-cancelable operating leases, long-term debt and other contractual obligations and commitments at September 30, 2010:

	Payments Due by Period
Contractual Obligations and Commitments	Total	Remaining Quarter of 2010	2011	2012	2013	Thereafter
Vendor contracts	$11,075	$4,585	$5,950	$360	$180	$—
Operating leases	2,186	355	1,031	564	236	—
Revolving credit facility	109	31	78	—	—	—

Total	$13,370	$4,971	$7,059	$924	$416	$—

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

The credit facility has financial covenants that we will maintain a minimum ratio of debt to cash flow, fixed charges to borrowed amounts and certain ratios related to our dining credits portfolio. The credit facility contains customary representations, warranties and covenants and includes customary events of default, including a change of control provision. We can offer no assurances that we will be in compliance with all conditions precedent and all representations and warranties at a time when we would like to borrow under the credit facility. Further, we may not be able to borrow the full amount under the credit facility if our dining credits portfolio or adjusted earnings before interest expense, income taxes, depreciation and amortization, as defined in the credit facility, decreases substantially. These limitations currently apply as a result of the size of our dining credits portfolio. At September 30, 2010, $24,394 was available under the terms of the credit facility. The amount of availability under the credit facility may be further limited if we become more conservative in our dining credits purchases in light of current economic conditions and the performance of restaurants on our program or if our earnings decline.

We do not currently have any borrowings outstanding under this credit facility and we were in compliance with all of the covenants under this facility as of September 30, 2010.

Dining Credits

Net dining credits less accounts payable-dining credits was $61,701 at September 30, 2010, an increase of $9,000 from December 31, 2009. Accounts payable-dining credits represent the unfunded portion of the total commitments. The increase between periods in dining credits funded is due primarily to an increase in the purchases of dining credits, a decline in the allowance for doubtful accounts and a decline in the accounts payable-dining credits. As previously discussed, based on our analysis of the performance of individual merchants in our dining credits portfolio, we adjusted our dining credits purchasing policies in the first half of 2009 and again in the first half of 2010 to increase the amount of dining credits we purchase from restaurants that meet certain credit guidelines relating to risk, sales volume and length of time in our program and as a result we have seen an increase in our net dining credits balance. In addition, as a result of our disciplined management of our dining credits portfolio, our allowance for unredeemable dining credits has decreased since year end. As we identify merchants that meet our credit guidelines, we have liquidity to grow the dining credits portfolio. We believe that the purchase of future dining credits can generally be funded from cash generated from operations or from the utilization of our revolving credit facility.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates is limited to the exposure related to our revolving credit facility which is tied to market rates. Our revolving credit facility is tied to the Eurodollar rate, which is basically LIBOR, plus an applicable rate. The Eurodollar rate is subject to interest rate risk. However, as of September 30, 2010, there was no outstanding amount under this revolving credit facility.

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

PART II—OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of October 28, 2010, by and among Rewards Network Inc., EGI Acquisition Parent, L.L.C. and EGI Acquisition, L.L.C. is incorporated herein by reference to Exhibit 2.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on October 28, 2010.

3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	Amendment to Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 3.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 333-111390), filed on July 6, 2009.

3.3	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.1	Form of Change in Control Bonus Letter Agreement is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on August 18, 2010.

10.2	Change in Control Bonus Letter Agreement, dated August 16, 2010, between Rewards Network Inc. and Christopher J. Locke is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on August 18, 2010.

10.3	Form of Amendment No. 1 to the Rewards Network Inc. Restricted Stock Unit Award Agreements dated February 19, 2008 is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on August 18, 2010.

10.4	Form of Amendment No. 1 to the Rewards Network Inc. Restricted Stock Unit Award Agreements dated March 31, 2009 is incorporated herein by reference to Exhibit 10.4 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on August 18, 2010.

10.5	Amendment No. 2 to the Rewards Network Inc. 2006 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.5 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on August 18, 2010.

10.6	Form of Director Indemnification Agreement is incorporated herein by reference to Exhibit 10.6 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on August 18, 2010.

10.7*	Amendment No. 1 to the Rewards Network Inc. 2010 Incentive Compensation Plan.

10.8*	Amendment No. 3 to the Rewards Network Inc. 2006 Non-Employee Director Awards Program.

10.9*	Amendment No. 2 to Employment Agreement, dated August 16, 2010, between Rewards Network Inc. and Ronald L. Blake.

Exhibit No.	Description
10.10*	Amendment No. 2 to Offer Letter, dated August 16, 2010, between Rewards Network Inc. and Roya Behnia.

10.11*	Amendment No. 2 to Severance Agreement, dated August 16, 2010, between Rewards Network Inc. and Christopher J. Locke.

10.12*	Amendment No. 2 to Severance, Proprietary Interest Protection and Non-Solicitation Agreement, dated August 16, 2010, between Rewards Network Inc. and Megan E. Flynn.

10.13*	Offer Letter, dated August 15, 2010, between Rewards Network Inc. and Andre L. Zardini.

10.14*	Second Amendment to Agreement, dated as of October 1, 2010, by and between Rewards Network Services LLC and American Express Travel Related Services Company, Inc. Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

10.15	Tender and Support Agreement, dated as of October 28, 2010, by and among Samstock, L.L.C., EGI-Fund (00) Investors, L.L.C., EGI-Fund (05-07) Investors, L.L.C., and EGI-Fund (08-10) Investors, L.L.C., Rewards Network Inc., EGI Acquisition Parent, L.L.C. and EGI Acquisition, L.L.C. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on October 28, 2010.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REWARDS NETWORK INC.

November 4, 2010	/S/ CHRISTOPHER J. LOCKE
Christopher J. Locke Senior Vice President and Chief Financial Officer (Principal Financial Officer and on behalf of the registrant)

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of October 28, 2010, by and among Rewards Network Inc., EGI Acquisition Parent, L.L.C. and EGI Acquisition, L.L.C. is incorporated herein by reference to Exhibit 2.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on October 28, 2010.

3.1	Restated Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 4.1 to Rewards Network Inc.’s Registration Statement on Form S-3 (File No. 333-111390), filed on December 19, 2003.

3.2	Amendment to Certificate of Incorporation of Rewards Network Inc. is incorporated herein by reference to Exhibit 3.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 333-111390), filed on July 6, 2009.

3.3	By-Laws of Rewards Network Inc., as amended, are incorporated herein by reference to Exhibit 3.2 to Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on March 12, 2004.

4.1	Letter Agreement, dated as of June 12, 2002, between iDine Rewards Network Inc. and Samstock, L.L.C. is incorporated herein by reference to Exhibit 4.11 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

4.2	Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among Transmedia Network Inc., Samstock, L.L.C., EGI-Transmedia Investors, L.L.C. and Robert M. Steiner, as trustee, is incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to Transmedia Network Inc.’s Registration Statement on Form S-2 (File No. 333-84947), filed on October 5, 1999.

4.3	Amendment, dated February 5, 2003, to the Second Amended and Restated Investment Agreement, dated as of June 30, 1999, among iDine Rewards Network Inc., Samstock, L.L.C., and the former members and distributees of EGI-Transmedia Investors, L.L.C., is incorporated herein by reference to Exhibit 4.13 to Amendment No. 1 to iDine Rewards Network Inc.’s Annual Report on Form 10-K (File No. 001-13806), filed on October 7, 2003.

10.1	Form of Change in Control Bonus Letter Agreement is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on August 18, 2010.

10.2	Change in Control Bonus Letter Agreement, dated August 16, 2010, between Rewards Network Inc. and Christopher J. Locke is incorporated herein by reference to Exhibit 10.2 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on August 18, 2010.

10.3	Form of Amendment No. 1 to the Rewards Network Inc. Restricted Stock Unit Award Agreements dated February 19, 2008 is incorporated herein by reference to Exhibit 10.3 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on August 18, 2010.

10.4	Form of Amendment No. 1 to the Rewards Network Inc. Restricted Stock Unit Award Agreements dated March 31, 2009 is incorporated herein by reference to Exhibit 10.4 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on August 18, 2010.

10.5	Amendment No. 2 to the Rewards Network Inc. 2006 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.5 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on August 18, 2010.

10.6	Form of Director Indemnification Agreement is incorporated herein by reference to Exhibit 10.6 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on August 18, 2010.

10.7*	Amendment No. 1 to the Rewards Network Inc. 2010 Incentive Compensation Plan.

10.8*	Amendment No. 3 to the Rewards Network Inc. 2006 Non-Employee Director Awards Program.

10.9*	Amendment No. 2 to Employment Agreement, dated August 16, 2010, between Rewards Network Inc. and Ronald L. Blake.

10.10*	Amendment No. 2 to Offer Letter, dated August 16, 2010, between Rewards Network Inc. and Roya Behnia.

Exhibit No.	Description
10.11*	Amendment No. 2 to Severance Agreement, dated August 16, 2010, between Rewards Network Inc. and Christopher J. Locke.

10.12*	Amendment No. 2 to Severance, Proprietary Interest Protection and Non-Solicitation Agreement, dated August 16, 2010, between Rewards Network Inc. and Megan E. Flynn.

10.13*	Offer Letter, dated August 15, 2010, between Rewards Network Inc. and Andre L. Zardini.

10.14*	Second Amendment to Agreement, dated as of October 1, 2010, by and between Rewards Network Services LLC and American Express Travel Related Services Company, Inc. Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

10.15	Tender and Support Agreement, dated as of October 28, 2010, by and among Samstock, L.L.C., EGI-Fund (00) Investors, L.L.C., EGI-Fund (05-07) Investors, L.L.C., and EGI-Fund (08-10) Investors, L.L.C., Rewards Network Inc., EGI Acquisition Parent, L.L.C. and EGI Acquisition, L.L.C. is incorporated herein by reference to Exhibit 10.1 to Rewards Network Inc.’s Current Report on Form 8-K (File No. 001-13806), filed on October 28, 2010.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer